Form 10-Q
period 2007-09-30
ENSIGN GROUP, INC
filed 2007-12-21
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 001-33757

THE ENSIGN GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0861263 (I.R.S. Employer Identification No.)

27101 Puerta Real, Suite 450 Mission Viejo, CA 92691 (Address of Principal Executive Offices and Zip Code)

(949) 487-9500 (Registrants Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes                 ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer ☐      Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act).

☐ Yes     ☒ No

   As of December 15, 2007, 20,456,380 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

i

Part I. Financial Information

Item 1. Financial Statements

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,418	$25,491
Accounts receivable—less allowance for doubtful accounts of $7,582 and $7,543 at September 30, 2007 and December 31, 2006, respectively	47,639	45,285
Prepaid expenses and other current assets	8,229	4,185
Deferred tax asset—current	8,669	8,844
Total current assets	70,955	83,805
Property and equipment, net	106,918	87,133
Insurance subsidiary deposits	9,709	8,530
Deferred tax asset	7,386	3,714
Restricted and other assets	3,083	2,618
Intangible assets, net	2,471	2,659
Goodwill	2,882	2,072
Total assets	$203,404	$190,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,809	$12,329
Accrued wages and related liabilities	21,091	24,026
Accrued self-insurance liabilities—current	7,342	6,122
Other accrued liabilities	11,884	12,106
Current maturities of long-term debt	3,004	941
Total current liabilities	55,130	55,524
Long-term debt—less current maturities	60,825	63,587
Accrued self-insurance liability	17,623	15,384
Deferred rent and other long-term liabilities	2,675	2,164
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock; $0.001 par value; 1,000 shares authorized; 685 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference of $2,330 and $2,401 at September 30, 2007 and December 31, 2006 , respectively	2,725	2,725

Stockholders’ equity:
Common stock; $0.001 par value; 20,000 shares authorized; 13,705 and 13,694 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	14	14
Additional paid-in capital	2,488	1,250
Retained earnings	66,708	54,724
Common stock in treasury, at cost, 745 and 755 shares at September 30, 2007 and December 31, 2006, respectively	(4,784)	(4,841)
Total stockholders’ equity	64,426	51,147

Total liabilities and stockholders’ equity	$203,404	$190,531

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$104,092	$92,338	$302,339	$261,065
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	86,176	72,792	247,177	206,142
Facility rent—cost of services	4,177	4,170	12,511	12,260
General and administrative expense	3,995	3,881	11,638	10,471
Depreciation and amortization	1,818	1,103	5,004	2,861
Total expenses	96,166	81,946	276,330	231,734

Income from operations	7,926	10,392	26,009	29,331

Other income (expense):
Interest expense	(1,288)	(734)	(3,637)	(2,071)
Interest income	275	203	973	500
Other expense, net	(1,013)	(531)	(2,664)	(1,571)

Income before provision for income taxes	6,913	9,861	23,345	27,760
Provision for income taxes	2,447	3,480	9,047	10,561
Net income	$4,466	$6,381	$14,298	$17,199
Net income per share:
Basic	$0.32	$0.47	$1.04	$1.27
Diluted	$0.26	$0.38	$0.85	$1.03
Weighted average common shares outstanding:
Basic	13,506	13,312	13,463	13,356
Diluted	16,878	16,865	16,887	16,769

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$14,298	$17,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,013	2,861
Deferred income taxes	(3,497)	(390)
Provision for doubtful accounts	2,139	2,922
Stock-based compensation	1,207	187
Loss on disposition of property and equipment	14	30
Change in operating assets and liabilities
Accounts receivable	(4,493)	(713)
Prepaid expenses and other current assets	(1,648)	(5,411)
Insurance subsidiary deposits	(1,179)	(1,976)
Accounts payable	(520)	2,063
Accrued wages and related liabilities	(2,935)	1,208
Other accrued liabilities	(905)	1,646
Accrued self-insurance	3,459	3,046
Deferred rent liability	36	(241)
Net cash provided by operating activities	10,989	22,431

Cash flows from investing activities:
Purchase of property and equipment	(15,785)	(10,908)
Employee notes, net	44	(28)
Restricted and other assets	(510)	(1,099)
Cash payment for acquisitions	(9,452)	(25,275)
Net cash used in investing activities	(25,703)	(37,310)

Cash flows from financing activities:
Proceeds from issuance of debt	—	14,368
Payments on long term debt	(700)	(2,483)
Issuance of treasury stock upon exercise of options	57	259
Issuance of common stock upon exercise of options	32	161
Dividends paid	(1,973)	(1,479)
Payments of deferred offering costs	(1,690)	—
Payments of deferred financing costs	(84)	(630)
Purchase of treasury stock	(1)	(2,800)
Net cash provided by (used in) financing activities	(4,359)	7,396

Net decrease in cash and cash equivalents	(19,073)	(7,483)
Cash and cash equivalents beginning of year	25,491	11,635
Cash and cash equivalents end of year	$6,418	$4,152

See accompanying notes to condensed consolidated financial statements

	Nine Months Ended September 30, 2007 2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,225	$2,116
Income taxes	$14,617	$12,760

Non-cash investing and financing activities:
Transfer of capital reserves from other assets to property and equipment	—	43
Conditional asset retirement obligations under FIN 47	$113	—
Purchase of property and equipment previously under long-term lease arrangements	$3,355	$6,772

See accompanying notes to condensed consolidated financial statements

THE ENSIGN GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share data)

(Unaudited)

1.             DESCRIPTION OF BUSINESS

The Company —The Ensign Group, Inc., through its subsidiaries (collectively, the Company), provides skilled nursing and rehabilitative care services through the operation of 61 facilities as of September 30, 2007, located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients.  The Company’s facilities have a collective capacity of over 7,400 skilled nursing, assisted living and independent living beds.  As of September 30, 2007, the Company owned 23 of its 61 facilities and operated an additional 38 facilities through long-term lease arrangements, and had options to purchase or purchase agreements for 13 of those 38 facilities.

The Company is a holding company with no direct operating assets, employees or revenue. All of the Company’s facilities are operated by separate, wholly-owned, independent subsidiaries, each of which has its own management, employees and assets. One of the Company’s wholly-owned subsidiaries provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships between such subsidiaries.

The Company also has a wholly-owned captive insurance subsidiary that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities.

Other Information—The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2006 which are included in the Company’s Registration Statement on Form S-1, File No. 333-142897 (the Registration Statement) filed with the Securities and Exchange Commission (the SEC).  Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

Initial Public Offering—In October 2007, the Company’s board of directors approved the Company’s amended and restated certificate of incorporation that became effective immediately following the completion of the Company’s initial public offering (the IPO). The amended and restated certificate of incorporation:

•                  authorizes 1,000 shares of preferred stock, $0.001 par value; and

•                  authorizes 75,000 shares of common stock, $0.001 par value

In November 2007, in connection with the Company’s IPO, the Company sold 4,000 shares of common stock and certain selling stockholders sold 600 shares of common stock, each at the IPO price of $16.00 per share, for proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses payable by the Company (Net Proceeds), of approximately $56,545. Concurrently with the closing of the IPO, all previously outstanding shares of preferred stock converted into 2,741 shares of the Company’s common stock.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities. All intercompany transactions and balances have been eliminated in consolidation.

Estimates and Assumptions—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, patient liability, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, stock-based compensation and income taxes. Actual results could differ from those estimates.

Business Segments—The Company has a single reporting segment—long-term care services, which includes the operation of skilled nursing and assisted living facilities, and related ancillary services at the facilities. The Company’s single reporting segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operations into a single reporting segment.

Revenue Recognition—The Company follows the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements (SAB 104), for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured.

The Company’s revenue is derived primarily from providing long-term healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.

Revenue from the Medicare and Medicaid programs accounted for approximately 74% of the Company’s revenue in each of the periods in the three and nine months ended September 30, 2007 and 2006. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $80 and $848 for the three and nine months ended September 30, 2007, respectively, and $25 and $216 for the three and nine months ended September 30, 2006, respectively. Also, see Note 13 for further discussion. The Company records revenue from private pay patients as services are performed.

Accounts Receivable—Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. The percentages applied to the aged receivable balances are based on the Company’s historical experience and time limits, if any, for managed care, Medicare and Medicaid. The Company periodically refines its procedures for estimating the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.

Self-Insurance—The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made in 2007, the self-insured retention was $350 per claim with a $900 deductible. The third-party coverage above these limits for all periods presented was $1,000 per occurrence, $3,000 per facility with a $6,000 blanket aggregate.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through a wholly-owned insurance captive (the Captive), the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and has evaluated the estimates for claim loss exposure on an annual basis through 2006, and on a quarterly basis beginning with the first quarter of 2007. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $18,831 and $16,013 as of September 30, 2007 and December 31, 2006, respectively.

The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California.   In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $4,379 and $4,504 as of September 30, 2007 and December 31, 2006, respectively.

During 2003 and 2004, the Company’s California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The funded accrual in excess of the estimated liabilities is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and was $903 and $930 as of September 30, 2007 and December 31, 2006, respectively.

Effective May 1, 2006, the Company began to provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. Prior to this, the Company had multiple third-party HMO and PPO plans, of which certain HMO plans are still active. The Company is not aware of any run-off claim liabilities from the prior plans. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $100 for each covered person which resets every plan year or a maximum of $6,000 per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. The Company has also purchased aggregate stop-loss coverage that reimburses the plan up to $5,000 to the extent that paid claims exceed $7,225. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $1,755 and $989 at September 30, 2007 and December 31, 2006, respectively.

The Company believes that adequate provision has been made in the consolidated financial statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of the Company’s reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires the Company to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and the Company’s assumptions about emerging trends, the Company, with the assistance of an independent actuary, develops information about the size of ultimate claims based on the Company’s historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed the Company’s estimate of loss.

The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that the Company could experience changes in estimated losses that could be material to net income. If the Company’s actual liability exceeds its estimate of loss, its future earnings and financial condition would be adversely affected.

Impairment of Long-Lived Assets—The Company’s management reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. The Company’s management has evaluated its long-lived assets and has not identified any impairment as of September 30, 2007 and December 31, 2006.

Intangible Assets and Goodwill—Intangible assets consist primarily of deferred financing costs, lease acquisition costs and trade names. Deferred financing costs are amortized over the term of the related debt, ranging from seven to 26 years. Lease acquisition costs are amortized over the life of the lease of the facility acquired, ranging from ten to 20 years. Trade names are amortized over 30 years.

Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the nine months ended September 30, 2007 or in 2006.

Stock-Based Compensation—As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income will be reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

The Company adopted SFAS 123(R) using the prospective transition method. The Company’s consolidated financial statements as of and for the periods ended September 30, 2007 and December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Historically, no compensation expense was recognized by the Company in its financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award were fixed and the fair value of its stock, as of the grant date, was equal to or less than the amount an employee must pay to acquire the stock. The Company would have recognized compensation expense in situations where the fair value of its common stock on the grant date was greater than the amount an employee must pay to acquire the stock. Stock-based compensation expense recognized in the Company’s consolidated statement of income for the three and nine months ended September 30, 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the pro forma provisions of SFAS 123, but does include compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Existing options at January 1, 2006 will continue to be accounted for in accordance with APB 25 unless such options are modified, repurchased or canceled after the effective date.

Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse. The temporary differences are primarily attributable to compensation accruals, straight line rent adjustments and reserves for doubtful accounts and insurance liabilities. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of our deferred tax assets, we must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors.

Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of our estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions.  The net deferred tax assets as of September 30, 2007 and December 31, 2006 were $16,055 and $12,558, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires the Company to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, the Company must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time the Company may be required to adjust these reserves, in light of changing facts and circumstances.

The Company used an estimate of its annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to the Company’s effective tax rate in future quarterly or annual periods.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial statements.

Adoption of New Accounting Pronouncement—In June 2006, the FASB issued FIN 48, which, clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company adopted FIN 48 at the beginning of fiscal year 2007. See Note 10 for a description of the impact of this adoption on the Company’s consolidated financial position and results of operations.

3.             COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing net income attributable to common shares by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include contingently returnable shares and the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest, if any, recognized in the period associated with any convertible debt.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$4,466	$6,381	$14,298	$17,199

Preferred stock dividends	(110)	(82)	(329)	(247)
Net income available to common stockholders for basic net income per share	$4,356	$6,299	$13,969	$16,952
Denominator:
Weighted average shares outstanding for basic net income per share(1)	13,506	13,312	13,463	13,356
Basic net income per common share	$0.32	$0.47	$1.04	$1.27

(1)                                 Basic share amounts are shown net of unvested shares subject to the Company’s repurchase right, which total 160 and 444 shares at September 30, 2007 and  2006, respectively.

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$4,466	$6,381	$14,298	$17,199

Denominator:
Weighted average common shares outstanding	13,506	13,312	13,463	13,356
Plus: incremental shares from assumed conversions(1)	3,372	3,553	3,424	3,413
Adjusted weighted average common shares outstanding	16,878	16,865	16,887	16,769
Diluted net income per common share	$0.26	$0.38	$0.85	$1.03

(1)                                 Fully diluted share amounts include unvested shares subject to the Company’s repurchase right, which total 160 and 444 shares at September 30, 2007 and 2006, respectively.

4.             REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2007 and 2006, respectively, is summarized in the following tables:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$46,907	45.1%	$38,633	41.8%	$133,625	44.2%	$108,079	41.4%
Medicare	30,011	28.8	30,070	32.6	89,707	29.7	86,175	33.0
Total Medicaid and Medicare	76,918	73.9	68,703	74.4	223,332	73.9	194,254	74.4
Managed care	13,100	12.6	11,472	12.4	38,807	12.8	32,559	12.5
Private and other payors	14,074	13.5	12,163	13.2	40,200	13.3	34,252	13.1
Revenue	$104,092	100.0%	$92,338	100.0%	$302,339	100.0%	$261,065	100.0%

Accounts receivable consisted of the following:

	September 30, 2007	December 31, 2006
Medicaid	$20,921	$22,534
Managed care	14,183	12,972
Medicare	12,749	11,974
Private and other payors	7,368	5,348
	55,221	52,828
Less allowance for doubtful accounts	(7,582)	(7,543)
Accounts receivable	$47,639	$45,285

5.             ACQUISITIONS

The Company’s acquisition policy is to purchase and lease facilities to complement the Company’s existing portfolio of long-term care facilities. The operations of all the Company’s facilities are included in the accompanying consolidated financial statements subsequent to the date of acquisition. Acquisitions are typically paid in cash and are accounted for using the purchase method of accounting in accordance with SFAS 141. Where the Company enters into facility operating lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the operating lease and operations transfer agreement, as part of the transaction. Some operating leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.

During the nine months ended September 30, 2007, the Company acquired four facilities.  The aggregate purchase price of three of the four acquisitions was $9,452, which was entirely paid in cash.  The Company acquired the other facility pursuant to a long-term operating lease arrangement between the Company and the real property owner of the facility at prevailing fair market lease rates.  In this transaction, the Company assumed ownership of the skilled nursing operating business at this facility for no material monetary consideration. The facilities acquired during the nine-months ended September 30, 2007 are as follows:

•                  In February 2007, the Company purchased a skilled nursing facility in Salt Lake City, Utah, adding an additional 120 licensed beds(1);

•                  In March 2007, the Company purchased a skilled nursing facility in Lewisville, Texas adding an additional 120 licensed beds(1);

(1)                                 All bed counts are licensed beds and may not reflect the number of beds actually available for patient use.

•                  In March 2007, the Company purchased a skilled nursing facility in Mesquite, Texas adding an additional 162 licensed beds(1); and

•                  In July 2007, the Company entered into an operating lease and assumed the operations of a skilled nursing facility which is also licensed for assisted living services, in Draper, Utah adding an additional 106 beds.(1)  No additional material consideration was paid and the Company did not purchase any assets or assume any liabilities, other than the Company’s rights and obligations under the operating lease and operations transfer agreement, as part of this transaction.  The Company also simultaneously entered into a separate contract with the property owner to purchase the underlying property for $3,000, pending the property owner’s resolution of certain boundary line issues with neighboring property owners.  As of September 30, 2007, these boundary line issues were not yet resolved.

(1)                                 All bed counts are licensed beds and may not reflect the number of beds actually available for patient use.

Goodwill recognized in these transactions amounted to $810, which is expected to be fully deductible for tax purposes. The Company recognized $33 in other intangible assets.

Additionally, during the nine months ended September 30, 2007, the Company purchased the underlying assets of one facility that it was operating under a long-term lease arrangement.  This facility was purchased for $3,355, which was entirely paid in cash.  The cash outflow related to this purchase is included in the purchase of property and equipment under cash flows from investing activities in the consolidated statements of cash flows.

The purchase prices in the above transactions were allocated to real property, equipment, intangible assets and goodwill based on the following valuation techniques:

•                  The fair value of land, buildings and improvements and equipment, furniture and fixtures (or tangible assets) was determined utilizing a cost approach.  In the cost approach, the subject property is valued based upon the fair value of the land, as if vacant, by comparing recent sales or asking prices for similar land, to which the depreciated replacement cost of the building and improvements and equipment is added.  The replacement cost of the building and improvements and equipment is adjusted for accrued depreciation resulting from physical deterioration, functional obsolescence and external or economic obsolescence.

•                  The customer base was valued under an income capitalization approach using an excess earnings method. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets including debt-free net working capital, tangible and intangible assets. The excess earnings are thereby calculated and discounted to a present value. The primary components of this method consist of the determination of excess earnings and an appropriate rate of return. To arrive at the excess earnings attributable to an intangible asset, earnings after taxes derived from that asset are projected. Thereafter, the returns on contributory debt-free net working capital, tangible and intangible assets are deducted from the earnings projections. After deducting returns on these contributory assets, the remaining earnings are attributable to the customer base. These remaining, or excess, earnings are then discounted to a present value utilizing an appropriate discount rate for the asset.

•                  Goodwill is calculated as the value that remains after subtracting the net asset value and the value of identifiable tangible and intangible assets and liabilities for the respective purchase.

The table below presents the allocation of the purchase price for the facilities acquired as noted above:

September 30, 2007

Land	$2,391
Building and improvements	5,675
Equipment, furniture, and fixtures	543
Goodwill	810
Tradename and customer base intangible	33
$9,452

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer superior opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful and may be misleading as the information is not representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities.

The four businesses acquired during the nine months ended September 30, 2007 were not material acquisitions to the Company, individually or in the aggregate.  These acquisitions have been included in the September 30, 2007 condensed consolidated balance sheet of the Company and the operating results have been included in the condensed consolidated statement of income of the Company since the date the Company gained effective control.  In addition to the four businesses acquired during the nine months ended September 30, 2007, a fifth facility that was previously leased by the Company was purchased from the landlord and the lease was terminated.  Therefore, the assets acquired have been included in the September 30, 2007 condensed consolidated balance sheet and the operating results have been included in the condensed consolidated statement of income since the inception of the lease.  Accordingly, pro forma financial information is not presented for the nine months ended September 30, 2007.

On December 11, 2007, the Company completed an asset purchase agreement to purchase two skilled nursing facilities in California and one assisted living facility in Arizona, which also provides independent living services, for an aggregate purchase price of approximately $12,800.  Prior to the purchase, the Company operated these three facilities under a single master lease agreement. The master lease agreement included purchase options for the two skilled nursing facilities, which were not exercisable at the time of purchase.  Purchasing these leased facilities resulted in no net change in the Company’s total number of beds.

6.             PROPERTY AND EQUIPMENT

Property and equipment are initially recorded at their original historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from 3 to 30 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Property and equipment consist of the following:

	September 30, 2007	December 31, 2006
Land	$21,870	$17,265
Buildings and improvements	67,893	57,062
Equipment	15,356	11,818
Furniture and fixtures	5,962	3,761
Leasehold improvements	10,669	7,363
	121,750	97,269
Less accumulated depreciation	(14,832)	(10,136)
Property and equipment, net	$106,918	$87,133

7.             INTANGIBLE ASSETS—Net

	September 30, 2007				December 31, 2006
Intangible Assets	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Debt issuance costs	9.3	$1,807	$(635)	$1,172	$1,744	$(504)	$1,240
Lease acquisition costs	15.5	1,071	(465)	606	1,063	(398)	665
Customer base	0.3	213	(210)	3	180	(136)	44
Tradename	30.0	733	(43)	690	733	(23)	710
Total		$3,824	$(1,353)	$2,471	$3,720	$(1,061)	$2,659

Amortization expense was $92 and $292 for the three and nine months ended September 30, 2007, respectively, and $109 and $330 for the three and nine months ended September 30, 2006, respectively.

8.             RESTRICTED AND OTHER ASSETS

Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.

Restricted and other assets consist of the following:

	September 30, 2007	December 31, 2006
Deposits with landlords	$1,001	$1,001
Capital improvement reserves with landlords and lenders	2,063	1,562
Other	19	55
	$3,083	$2,618

9.             OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Quality assurance fee	$1,857	$1,863
Resident refunds payable	1,640	1,736
Deferred resident revenue	1,735	1,370
Cash held in trust for residents	1,123	1,070
Claim settlement	—	1,000
Dividends payable	658	657
Income taxes payable	259	1,885
Property taxes	952	638
Other	3,660	1,887
Other accrued liabilities	$11,884	$12,106

Quality assurance fee represents amounts payable to the State of California in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred resident revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liability, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

10.          INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current:
Federal	$3,896	$2,800	$10,534	$9,381
State	701	112	1,944	1,570
	4,597	2,912	12,478	10,951
Deferred:
Federal	(1,624)	696	(2,824)	(21)
State	(469)	(128)	(626)	(369)
	(2,093)	568	(3,450)	(390)

Interest income, gross of related tax effects	(57)	—	(75)	—
Interest expense, gross of related tax effects	—	—	94	—
Total	$2,447	$3,480	$9,047	$10,561

The Company’s deferred tax assets and liabilities as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Deferred tax assets (liabilities):
Accrued expenses	$13,338	$9,563
Allowance for doubtful accounts	3,234	3,228
State taxes	—	235
Tax credits	1,016	622
Total deferred tax assets	17,588	13,648

State taxes	(355)	—
Depreciation and amortization	(336)	(413)
Prepaid expenses	(842)	(677)
Total deferred tax liabilities	(1,533)	(1,090)
Net deferred tax assets	$16,055	$12,558

The Company adopted FIN 48 effective January 1, 2007 and, as of the date of adoption, had a total amount of unrecognized tax benefits of $217. This total consists of $487 of accrued interest and unrecognized tax benefits for permanent differences (as defined by SFAS 109), net of $270 of unrecognized tax detriments from temporary differences (as defined by SFAS 109), which resulted in additional deferred tax liability. As of January 1, 2007, the Company recorded $340 as an adjustment, net of the associated tax impact on interest amounts, to opening retained earnings as a result of the adoption of FIN 48. This amount, if recognized, would affect the Company’s effective tax rate. The Company’s net FIN 48 tax liability as of January 1, 2007 was $87.

The Company has historically classified interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income and will continue to do so after the adoption of FIN 48. As of January 1, 2007, the total amount of accrued interest and penalties, net of associated tax benefit, in the Company’s statement of financial position was $152. The Company accrued an additional amount of interest and penalties equal to $46 in the first half of 2007.  The Company reversed approximately $34 of the accrued interest and penalties, net of associated tax benefit, in the third quarter, primarily as a result of the closure of the Federal statute of limitations on the Company’s 2003 income tax year.

As of January 1, 2007, the Company was under examination by the Internal Revenue Service (IRS) for the 2004 and 2005 income tax years and by a major state tax jurisdiction for the 2003 and 2004 income tax years. The Company settled with the IRS on all outstanding requests for a net refund of tax during the first quarter 2007. The impact of this settlement on the Company’s unrecognized tax benefit was a net increase of approximately $200.

The Federal statute of limitations on the Company’s 2003 income tax year generally lapsed in the third quarter of 2007, which resulted in a reduction in unrecognized tax benefits by approximately $38 for uncertain tax positions.  The closure also decreased unrecognized tax benefits for accrued interest, as mentioned above.

The Federal statute of limitations on the Company’s 2004 income tax year will close in the third quarter of 2008.  The Company does not believe this closure will significantly impact unrecognized tax benefits or detriments of any uncertain tax position.

11.          Debt

The Company has an Amended and Restated Loan and Security Agreement, as amended (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $20,000 or 85% of qualified accounts receivable, as defined. Revolver borrowings bear interest at an annual rate of prime plus 1%. The Revolver contains typical representations and covenants for a loan of this type. A violation of any of these covenants could result in a default under the Revolver, which would result in all amounts owed by the Company, including possibly amounts due under the Third Amended and Restated Loan Agreement (the Term Loan) with the Lender discussed below, to become immediately due and payable upon receipt of notice. The Company was in compliance with all covenants as of September 30, 2007. At September 30, 2007 and December 31, 2006, there were no outstanding borrowings under the Revolver and $8,449 of borrowing capacity was pledged to secure outstanding letters of credit in the same periods. The Revolver was set to mature in March 2007 but has been extended until February 22, 2008.  On September 13, 2007, the Company negotiated a temporary increase in the maximum amount available under the Revolver from $20,000 to $25,000.  This temporary increase was available through mid-November 2007.

On October 3, 2007, the Company secured a written commitment (the Commitment Letter) from the Lender to amend and increase the Revolver by extending the term to 2012, increasing the available credit thereunder up to the lesser of $50,000 or 85% of the eligible accounts receivable, and changing the interest rate to either, as the Company may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at the Company’s option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5%. The Commitment Letter is contingent on final approval of the Lender’s credit committee and the negotiation, execution and delivery of appropriate amendatory documentation, as well as other conditions precedent which are customary for financings of this type and the absence of any material adverse change to the Company’s business or financial condition at the time of closing. Therefore, the Company cannot assure that it will be able to extend the Revolver. The Revolver contains typical representations and covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by the Company, including amounts due under the Term Loan, to be declared immediately due and payable.

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year Treasury Note rate plus 2.25% (rates in effect at December 31, 2006 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$55,132	$55,653
Mortgage note, principal, and interest of $54,378 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,651	6,774
Mortgage note, principal, and interest of $18,449 payable monthly and continuing through September 2008, interest at fixed rate of 7.49%, collateralized by a deed of trust and security agreement and an assignment of rents	2,046	2,094
Notes payable, principal and interest payable monthly at fixed rate of 6.9%, balance due November 2008, collateralized by equipment	—	7
	63,829	64,528
Less current maturities	(3,004)	(941)
	$60,825	$63,587

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, the Company is subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2007 and December 31, 2006, the Company was in compliance with such loan covenants.

The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

12.          OPTIONS AND WARRANTS

Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the provisions of SFAS 123 but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the adoption provisions of SFAS 123(R). As stock-based compensation expense recognized in the

Company’s condensed consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company has three option plans, all of which have been approved by the stockholders. In the 2001 Plan and 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares.

2001 Stock Option, Deferred Stock and Restricted Stock Plan—The 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan) authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the Board of Directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company’s IPO or if such options had not been exercised before the consummation of the Company’s IPO, such shares will vest in full upon exercise. At September 30, 2007 and December 31, 2006, there were 242 and 257, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan—The 2005 Stock Incentive Plan (2005 Plan) authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance as of September 30, 2007 and December 31, 2006, to officers, employees, directors, and consultants of the Company. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At September 30, 2007 and December 31, 2006, there were 108 and 6, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan — The 2007 Omnibus Incentive Plan (2007 Plan) authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company.  In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company’s board of directors.  Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date.  All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant.  At September 30, 2007, there were 1,000 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•                  The expected option term reflects the application of the simplified method set out in SAB No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.

•                  Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company’s share price becomes available.

•                  The dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•                  The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•                  Estimated forfeiture rate of approximately 8% per year is based on its historical forfeiture activity of unvested stock options.

No options were granted during the nine-month period ended September 30, 2007.

As of December 31, 2004, 2005 and 2006, the Company valued its common stock using a combination of weighted income and market valuation approaches. The income approach was based on discounted cash flows. The market approach employed both a guideline company method and merger and acquisition method.

The following table represents the employee stock option activity during the nine-months ended September 30, 2007:

	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
December 31, 2006	1,244	$6.17	148	$3.82
Granted	—	—
Forfeitures	(164)	$5.98
Exercised	(15)	$6.05
September 30, 2007	1,065	$6.20	264	$5.46

The following summary information reflects stock options outstanding, vesting and related details as of September 30, 2007:

	Stock Outstanding				Stock Vested
Year of Grant	Number Outstanding	Exercise Price	Black- Scholes Fair Value	Remaining Contractual Life (Years)	Number Vested and Exercisable	Exercise Price
2003	50	$0.67-0.81	$38	6	30	$0.67-0.81
2004	83	$1.96-2.46	191	7	40	$1.96-2.46
2005	338	$4.99-5.75	1,924	8	68	$4.99-5.75
2006	594	$7.05-7.50	5,630	9	126	$7.05
Total	1,065		$7,783		264

The Company recognized $704 and $1,207 in compensation expense during the three and nine months ended September 30, 2007 and $183 and $187 during the three and nine months ended September 30, 2006. The Company expects to recognize $250 and $468 and $65 and $71, respectively, in tax benefits when the options vest and are exercised. As of September 30, 2007 and 2006, the total fair value of shares vested was approximately $1,695 and $198, respectively.

In future periods, the Company expects to recognize approximately $3,893 in stock-based compensation expense over the next 3.4 weighted average years for unvested options that were outstanding as of September 30, 2007.

There were 801 unvested and outstanding options at September 30, 2007, of which 646 are expected to vest. The weighted average contractual life for options vested at September 30, 2007 was 8 years.

The aggregate intrinsic value of options outstanding, expected to vest, vested and exercised as of September 30, 2007 was approximately $12,268, $7,302, $3,236 and $3,187, respectively.  The aggregate intrinsic value of options outstanding, expected to vest, vested and exercised as of December 31, 2006 was approximately $13,659, $9,107, $1,978 and $2,691, respectively.  The intrinsic value is calculated as the difference between the market value and the exercise price of the options.

13.          COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 5 to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $4,252 and $12,733 for the three and nine months ended September 30, 2007, respectively, and $4,244 and $12,482 for the three and nine months ended September 30, 2006, respectively.

Nine of the Company’s facilities are operated under master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk.  Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare or Medicaid provider requirements is a default under several of the Company’s master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Moreover, the Company’s equity interests in four of its subsidiaries, including three of its operating companies, which operate three facilities held under a master lease arrangement with one of the Company’s landlords, have been pledged to the landlord as additional security for its obligations under the master lease arrangement.  In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases.

On December 11, 2007, the Company completed an agreement to purchase three facilities that it previously operated under a single master lease agreement.  Upon the close of this purchase agreement, the number of facilities at cross-default risk was reduced to six.  See further discussion of this purchase at Note 5.

Regulatory Matters—Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. The Company believes that it is in compliance with all applicable laws and regulations.

A significant portion of the Company’s revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Although the Company is not aware of any significant future rate changes, significant changes to the reimbursement rates could have a material effect on the Company’s operations.

Cost-Containment Measures—Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Indemnities—From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, (iv) agreements with certain lenders under which the Company may be required to indemnify such lenders against various claims and liabilities, and (v) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

Litigation—The skilled nursing business involves a significant risk of liability given the age and health of the Company’s patients and residents and the services the Company provides. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

A class action suit was previously filed against the Company alleging, among other things, violations of applicable California Health and Safety Code provisions and a violation of the California Consumer Legal Remedies Act at certain of its facilities. The Company has received court approval for its settlement and the obligation to pay has been capped, not to exceed $3,000. As of December 31, 2006, the Company’s best estimate of the ultimate liability it believes it will likely be subject to after all payments to class claimants and related estimated legal expenses was approximately $1,000. This amount was recorded in accrued other liabilities in the accompanying condensed consolidated financial statements as of December 31, 2006. The Company settled this class action suit and the settlement was approved by the affected class and the Court in April 2007. The ultimate amount of legal expenses and claims was approximately $1,100, which was paid as of June 30, 2007.

In addition to the class action, professional liability and other types of lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it does business.

On June 5, 2006, a complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, purportedly on behalf of the United States, claiming that the Company violated the Medicare Secondary Payer Act. In the complaint, the plaintiff alleged that the Company has inappropriately received and retained reimbursement from Medicare for treatment given to certain unidentified patients and residents of its facilities whose injuries were caused by the Company as a result of unidentified and unadjudicated incidents of medical malpractice. The plaintiff in this action is seeking damages of twice the amount that the Company was allegedly obligated to pay or reimburse to Medicare in connection with the treatment in question under the Medicare Secondary Payer Act, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. The plaintiff’s case was dismissed in the Company’s favor by the trial court, and the dismissal is currently on appeal.  At this time the loss or possible range of loss is not estimable or probable; accordingly, we have not recorded an accrual for this matter.

The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business including potential claims related to care and treatment provided at its facilities, as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial business, financial condition or, results of operations. A significant increase in the number of these claims or an increase in amounts owing under successful claims could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

Medicare Revenue Recoupments—We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $35 during the nine months ended September 30, 2007. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.

Other Matters—In March 2007, the Company and certain of its officers received a series of notices from the Company’s bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, which is similar to a subpoena, to the Company’s bank and then rescinded that demand. This rescinded demand originally requested documents from the Company’s bank related to financial transactions involving the Company, ten of its operating subsidiaries, an outside investor group, and certain of its current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of the Company’s current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at the Company’s facilities. Although both the Company and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, the Company believed that an investigation was underway, but to date the Company had been unable to determine the exact cause or nature of the U.S. Attorney’s interest in the Company or its subsidiaries, and until recently the Company has been unable to even verify whether the investigation was continuing.

On December 17, 2007, the Company was informed by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to the Company and several of its operating subsidiaries. The subpoena confirms the Company’s previously reported belief that the U.S. Attorney is conducting an investigation involving certain of the Company’s operating subsidiaries.  To our knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. While the Company has no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has not discussed or provided the Company with any further information with respect to this matter. The Company continues its efforts to meet with the U.S. Attorney to discuss the grand jury subpoena, the Company’s internal investigation described below, and any specific allegations or concerns they may have.  The Company cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, the Company’s business, financial condition and results of operations could be materially and adversely affected.

In November 2006, the Company became aware of an allegation of possible reimbursement irregularities at one or more of its facilities. That same month, the Company retained outside counsel and initiated an internal investigation into these matters. Although we expect to conclude this investigation in the near future, in the course of our investigation the Company has identified a limited number of selected Medicare claims for which adequate backup documentation is or may be missing or for which other billing deficiencies exist.  To the extent this missing documentation is not located, the Company intends to refund the full amount of such claims, together with interest, to the Medicare program. Although the Company’s reviews of these claims are not yet complete, to date it appears that a portion of the claims will be refundable, while others are still under review. Consistent with healthcare industry accounting practices, the Company intends to record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the three months ended September 30, 2007, the Company accrued a liability of approximately $241 for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date, including interest; however, the Company may record further adjustments connected with these claims in future periods to the extent the final repayment amount is different than the amount recorded, or if additional investigations result in identification and quantification of additional amounts to be refunded. The amount of additional liability, if any, that may result from resolution of this matter cannot be determined; accordingly, no additional amounts have been accrued nor can the Company reasonably estimate the range of possible additional losses, if any, that might result. If the internal or other investigations result in findings of significant billing and reimbursement noncompliance, the Company's business, financial condition and results of operations could be materially and adversely affected.

Concentrations

Credit Risk—The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 61% and 65% of its total accounts receivable as of September 30, 2007 and December 31, 2006, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 74% of the Company’s revenue for each of the periods in the three and nine months ended September 30, 2007 and 2006.

Cash in Excess of FDIC Limits—The Company currently has bank deposits with a financial institution that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $100.

14.          DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined) by the Company. The Company contributed, $68 and $200 to the 401(k) Plan during the three and nine months September 30, 2007 and $58 and $171 during the three and nine months ended September 30, 2006, respectively. Beginning in 2007, the Company’s plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Registration Statement on Form S-1 as of the time it became effective, which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Forms 10-Q and 8-K, for additional information.   The section entitled “Risk Factors” contained in Part II, Item 1A of this Report, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

This Report contains forward-looking statements, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management.  Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.  As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Registration Statement .

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 61 facilities located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of September 30, 2007, we owned 23 of our facilities and operated an additional 38 facilities under long-term lease arrangements, and had options to purchase, or purchase agreements in place, for 13 of those 38 facilities. Assuming the expected closing of outstanding purchase agreements, we will own 27 of our facilities, operate 34 facilities under long-term lease arrangements and hold options to purchase nine of our leased facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of September 30, 2007:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	23	12	26	61
Percent of total	37.7%	19.7%	42.6%	100%
Skilled nursing, assisted living and independent living beds(1)(2)	2,954	1,350	3,144	7,448
Percent of total	39.7%	18.1%	42.2%	100%

(1)                                 Includes 671 beds in our 460 assisted living units and 84 independent living units. All of the independent living units are located at one of our assisted living facilities.

(2)                                 All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries.  In addition, we have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities.

Recent Developments

On November 15, 2007, in connection with our IPO, we sold 4.0 million shares of common stock, and on November 20, 2007, certain selling stockholders sold 0.6 million shares of common stock upon exercise in full of the over-allotment option, each at the IPO price of $16.00 per share.  The proceeds to us from the IPO, net of underlying discounts and commissions and estimated offering expenses payable by us (Net Proceeds), were approximately $56.5 million.  Concurrently with the closing of our IPO, all previously outstanding shares of preferred stock converted into 2.7 million shares of our common stock.

Facility Acquisition History

	As of December 31,								September 30,
	1999	2000	2001	2002	2003	2004	2005	2006	2007
Cumulative number of facilities	5	13	19	24	41	43	46	57	61
Cumulative number of skilled nursing, assisted living and independent living beds(1)	710	1,645	2,244	2,919	5,147	5,401	5,780	6,940	7,448

(1)                                 Includes 671 beds in our 460 assisted living units and 84 independent living units. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also temporarily or permanently expand or reduce the number of beds in connection with renovations or expansions of specific facilities. All bed counts are licensed beds except independent living beds, and may not reflect the number of beds actually available for patient use.

In the first six months of 2007, we acquired three additional long-term care facilities for an aggregate purchase price of $9.4 million in cash, which included two skilled nursing facilities in Texas and one skilled nursing facility in Utah. In July 2007, we exercised an option to purchase one of our leased skilled nursing facilities for $3.3 million in cash. In addition, in July 2007, we entered into an operating lease agreement for a long-term care facility in Utah that is licensed for both skilled nursing and assisted living services. Since the facility was not profitable at the time, the prior operator voluntarily relinquished its leasehold to its affiliated landlord for no material consideration. We did not make any material payments to the prior facility operator, and we did not acquire any assets or assume any liabilities, other than our rights and obligations under a new operating lease and operations transfer agreement, as part of this transaction. We also simultaneously entered into a separate contract with the property owner to purchase the underlying property for $3.0 million, pending the property owner’s resolution of certain boundary line issues with neighboring property owners. We expect that we will purchase the property under the contract if and when these title issues are resolved. Regardless of whether the title issues are resolved, we have the option to purchase the property for $3.0 million under the operating lease.

On December 11, 2007, we completed an asset purchase agreement to purchase two skilled nursing facilities in California and one assisted living facility in Arizona, which also provides independent living services, for an aggregate purchase price of approximately $12.8 million.  Prior to the purchase, we operated these three facilities under a single master lease agreement. The master lease agreement included purchase options for the two skilled nursing facilities that were not exercisable at the time of purchase.  Purchasing these leased facilities resulted in no net change in our total number of beds. Taking into consideration the above facility purchase, we own 26 of our facilities and operate 35 of our facilities under long-term lease arrangements, with options to purchase or purchase agreements for ten of those 35 facilities.

The following table sets forth the location and number of licensed and independent living beds located at our facilities as of September 30, 2007:

	CA	AZ	TX	UT	WA	ID	Total
Number of facilities	31	12	10	4	3	1	61
Skilled nursing, assisted living and independent living beds(1)(2)	3,529	1,952	1,154	442	283	88	7,448

(1)                                 Includes 671 beds in our 460 assisted living units and 84 independent living units.

(2)                                 All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

Key Performance Indicators

We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:

•                  Routine revenue:  Routine revenue is generated by the contracted daily rate charged for all contractually inclusive services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.

•                  Skilled revenue:  The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving care under Medicare or managed care reimbursement, referred to as “Medicare and managed care patients.” Skilled revenue excludes any revenue generated from our assisted living services.

•                  Skilled mix:  The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare and managed care patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•                  Quality mix:  The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•                  Average daily rates:  The routine revenue by payor source for a period at our skilled nursing facilities divided by actual patient days for that revenue source for that given period.

•                  Occupancy percentage:  The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the number of licensed and independent living beds in the facility.

•                  Number of facilities and licensed beds:  The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of licensed and independent living beds associated with these facilities. Independent living beds do not have a licensing requirement.

Skilled and Quality Mix.  Like most skilled nursing providers, we measure both patient days and revenue by payor. Medicare and managed care patients, whom we refer to as high acuity patients, typically require a higher level of skilled nursing and rehabilitative care. Accordingly, Medicare and managed care reimbursement rates are typically higher than from other payors. In most states, Medicaid reimbursement rates are generally the lowest of all payor types. Changes in the payor mix can significantly affect our revenue and profitability.

The following table summarizes our skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Skilled Mix:
Days	21.9%	24.2%	22.7%	24.5%
Revenue	40.7%	44.1%	41.8%	44.7%
Quality Mix:
Days	35.1%	37.6%	35.8%	37.8%
Revenue	53.9%	57.0%	54.8%	57.5%

Occupancy.  We define occupancy as the actual patient days (one patient day equals one patient or resident occupying one bed for one day) during any measurement period as a percentage of the number of available patient days for that period. Available patient days are determined by multiplying the number of licensed and independent living beds in service during the measurement period by the number of calendar days in the measurement period. During any measurement period, the number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually available to us may be less than the actual licensed and independent living bed capacity due to, among other things, temporary bed suspensions as a result of low occupancy levels, the voluntary or other imposition of quarantines or bed holds, or the dedication of bed space to other uses.

The following table summarizes our occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Occupancy:
Licensed and independent living beds at end of period(1)	7,448	6,602	7,448	6,602
Available patient days	682,522	587,633	1,988,894	1,659,347
Actual patient days	532,459	476,787	1,546,083	1,355,323
Occupancy percentage	78.0%	81.1%	77.7%	81.7%

(1)                                 The number of licensed beds is calculated using the historical number of beds licensed at each facility. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

Revenue Sources

Our total revenue represents revenue derived primarily from providing services to patients and residents of skilled nursing facilities, and to a lesser extent from assisted living facilities and ancillary services. We receive service revenue from Medicaid, Medicare, private payors and other third-party payors, and managed care sources. The sources and amounts of our revenue are determined by a number of factors, including licensed bed capacity and occupancy rates of our healthcare facilities, the mix of patients at our facilities and the rates of reimbursement among payors. Payment for ancillary services varies based upon the service provided and the type of payor. The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
	(in thousands)
Revenue:
Medicare	$30,011	28.8%	$30,070	32.6%	$89,707	29.7%	$86,175	33.0%
Managed care	13,100	12.6	11,472	12.4	38,807	12.8	32,559	12.5
Private and other payors(1)	14,074	13.5	12,163	13.2	40,200	13.3	34,252	13.1
Medicaid	46,907	45.1	38,633	41.8	133,625	44.2	108,079	41.4
Total revenue	$104,092	100.0%	$92,338	100.0%	$302,339	100.0%	261,065	100.0%

(1)           Includes revenue from assisted living facilities.

Critical Accounting Policies Update

There have been no significant changes during the three and nine month periods ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Registration Statement on Form S-1 filed with the SEC.

Industry Trends

Effects of Changing Prices.  Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of January 1, 2006, the RUG categories were expanded from 44 to 53, with increased reimbursement rates for treating higher acuity patients. The new rules also implemented a market basket increase that increased rates by 3.1% for fiscal year 2006. At the same time, Congress terminated certain temporary add-on payments that were added in 1999 and 2000 as the nursing home industry came under financial pressure from prior Medicare cuts. While the 2006 Medicare skilled nursing facility payment rates will not decrease payments to skilled nursing facilities, the loss of revenue associated with future changes in skilled nursing facility payments could, in the future, have an adverse impact on our financial condition or results of operation.

The Deficit Reduction Act of 2005 (DRA) is expected to significantly reduce net Medicare and Medicaid spending. Prior to the DRA, caps on annual reimbursements for rehabilitation therapy became effective on January 1, 2006. The DRA provides for exceptions to those caps for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B and provided in 2006. These exceptions have been extended to December 31, 2007. If these exceptions are not renewed, our revenues would be negatively impacted.

On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which, if enacted, would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.9 billion over five years. In particular, the budget proposal is expected to freeze payments in fiscal year 2008 for skilled nursing facilities, and the payment update would be 0.65% less than the routine inflation update (or market basket increase) annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit what the Administration characterizes as inappropriate incentives for five conditions commonly treated in both skilled nursing facilities and inpatient rehabilitation facilities. All bad debt reimbursement for unpaid beneficiary cost-sharing would be eliminated over four years. In addition, a budget mechanism would be established to automatically reduce Medicare spending if the portion of Medicare expenditures funded through general revenue is projected to exceed 45% within the next seven years. The budget also includes a series of proposals having an impact on Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26 billion over five years. Many of the proposed policy changes would require congressional approval to implement.

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Risk Factors—Risks Related to Our Business and Industry—“Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” and “If Medicare reimbursement rates decline, our revenue, financial condition and results of operations could be adversely affected.” The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	82.8	78.8	81.8	79.0
Facility rent—cost of services	4.0	4.5	4.1	4.7
General and administrative expense	3.8	4.2	3.8	4.0
Depreciation and amortization	1.8	1.2	1.7	1.1
Total expenses	92.4	88.7	91.4	88.8
Income from operations	7.6	11.3	8.6	11.2
Other income (expense):
Interest expense	(1.2)	(0.8)	(1.2)	(0.8)
Interest income	0.3	0.2	0.3	0.2
Other expense, net	(0.9)	(0.6)	(0.9)	(0.6)
Income before provision for income taxes	6.7	10.7	7.7	10.6
Provision for income taxes	2.4	3.8	3.0	4.0
Net income	4.3%	6.9%	4.7%	6.6%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Consolidated Statement of Income Data:
Net income	$4,466	$6,381	$14,298	$17,199
Interest expense, net	1,013	531	2,664	1,571
Provision for income taxes	2,447	3,480	9,047	10,561
Depreciation and amortization	1,818	1,103	5,004	2,861
EBITDA	$9,744	$11,495	$31,013	$32,192
Facility rent—cost of services	4,177	4,170	12,511	12,260
EBITDAR	$13,921	$15,665	$43,524	$44,452

(1)                                 EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

We believe EBITDA and EBITDAR are useful to investors and other external users of our financial statements in evaluating our operating performance because:

•                  they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall operating performance of companies in our industry without regard to items such as interest expense, net and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, capital structure and the method by which assets were acquired; and

•                  they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

We use EBITDA and EBITDAR:

•                  as measurements of our operating performance to assist us in comparing our operating performance on a consistent basis;

•                  to design incentive compensation and goal setting;

•                  to allocate resources to enhance the financial performance of our business;

•                  to evaluate the effectiveness of our operational strategies; and

•                  to compare our operating performance to that of our competitors.

We typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing and assisted living facility. EBITDA and EBITDAR are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, facility rent—cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance facilities, the amount of debt that we have incurred, whether a facility is owned or leased, the date of acquisition of a facility or business, or the tax law of the state in which a business unit operates. As a result, we believe that the use of EBITDA and EBITDAR provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.

We also establish compensation programs and bonuses for our facility level employees that are partially based upon the achievement of EBITDAR targets.

Despite the importance of these measures in analyzing our underlying business, designing incentive compensation and for our goal setting, EBITDA and EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, our EBITDA and EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  they do not reflect our current or future cash requirements for capital expenditures or contractual commitments;

•                  they do not reflect changes in, or cash requirements for, our working capital needs;

•                  they do not reflect the net interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  they do not reflect any income tax payments we may be required to make;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and EBITDAR do not reflect any cash requirements for such replacements; and

•                  other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.

We compensate for these limitations by using them only to supplement net income on a basis prepared in accordance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business.

Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our condensed consolidated financial statements and related notes included elsewhere in this document.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,
	2007	2006	Change
	(dollars in thousands)
Same Facility Results:
Revenue.	$86,423	$85,570	1.0%
Number of facilities at period end.	46	46	0.0%
Actual patient days	435,303	438,508	(0.7)%
Occupancy percentage	82.0%	82.4%	(0.4)%
Skilled mix by nursing days	22.9%	24.8%	(1.9)%

Recently Acquired Facility Results:
Revenue.	$17,669	$6,768	161.1%
Number of facilities at period end.	15	8	87.5%
Actual patient days	97,156	38,279	153.8%
Occupancy percentage	64.0%	69.0%	(5.0)%
Skilled mix by nursing days.	17.7%	17.1%	0.6%

Total Facility Results:
Revenue.	$104,092	$92,338	12.7%
Number of facilities at period end.	61	54	13.0%
Actual patient days	532,459	476,787	11.7%
Occupancy percentage	78.0%	81.1%	(3.1)%
Skilled mix by nursing days	21.9%	24.2%	(2.3)%

Revenue.  Revenue increased $11.8 million, or 12.7%, to $104.1 million for the three months ended September 30, 2007 compared to $92.3 million for the three months ended September 30, 2006. Of the $11.8 million increase, skilled revenue (Medicare and managed care) increased $1.7 million, or 4.4%, Medicaid revenue increased $8.3 million, or 21.4%, and private and other revenue increased $1.9 million, or 15.7%.  These increases were offset in part by a decrease of $0.2 million in Medicare Part B revenue.

Revenue generated by facilities acquired prior to January 1, 2006 (Same Facilities) increased $0.9 million, or 1.0%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  This increase was primarily due to higher reimbursement rates relative to the three months ended September 30, 2006, as described below, partially offset by a decline in skilled mix and occupancy rate. Same Facility skilled mix and occupancy rate declines of 1.9% and 0.4%, respectively, were primarily attributable to two facilities, where revenues decreased by an aggregate of $1.4 million. This decrease in revenue was primarily attributable to Medicare due to local market factors. These revenue declines were more than offset by the increases in daily reimbursement rates.

Approximately $10.9 million of the total revenue increase was due to revenue generated by facilities acquired during 2006 and 2007 (Recently Acquired Facilities) which was primarily attributable to the increase in actual patient days.  This growth was hindered in part by generally lower occupancy rates, and lower skilled mix and quality mix at such facilities.  Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended September 30,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006
Skilled Nursing Average Daily Revenue Rates:
Medicare	$446.38	$440.48	$397.73	$381.07	$460.54	$446.47
Managed care	297.66	276.61	365.40	306.58	294.07	276.25
Total skilled revenue	386.82	377.49	393.54	375.49	385.59	377.62
Medicaid	149.19	144.10	133.43	134.03	153.07	145.13
Private and other payors	163.27	153.48	143.20	129.92	169.56	156.22
Total skilled nursing revenue	$203.36	$202.20	$180.95	$174.58	$208.74	$204.83

The average Medicare daily rate increased by approximately 1.3% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily as a result of statutory inflationary increases. The average Medicaid rate increase of 3.5% in the three months ended September 30, 2007 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006
Percentage of Skilled Nursing Revenue:
Medicare	28.2%	31.7%	33.2%	34.1%	27.1%	31.5%
Managed care	12.5	12.4	4.6	2.2	14.2	13.2
Skilled mix	40.7	44.1	37.8	36.3	41.3	44.7
Private and other payors	13.2	12.9	14.4	13.0	13.0	12.9
Quality mix	53.9	57.0	52.2	49.3	54.3	57.6
Medicaid	46.1	43.0	47.8	50.7	45.7	42.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006
Percentage of Skilled Nursing Days:
Medicare	13.1%	14.9%	15.4%	15.8%	12.6%	14.8%
Managed care	8.8	9.3	2.3	1.3	10.3	10.0
Skilled mix	21.9	24.2	17.7	17.1	22.9	24.8
Private and other payors	13.2	13.4	16.4	16.1	12.4	13.1
Quality mix	35.1	37.6	34.1	33.2	35.3	37.9
Medicaid	64.9	62.4	65.9	66.8	64.7	62.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The period to period decline in the quality mix is primarily attributable to the decline in Medicare occupancy rates, which is described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below). Cost of services increased $13.4 million, or 18.4%, to $86.2 million for the three months ended September 30, 2007 compared to $72.8 million for the three months ended September 30, 2006. Of the $13.4 million increase, $4.5 million was attributable to Same Facility increases and the remaining $8.9 million was attributable to Recently Acquired Facilities.    The $13.4 million increase was primarily due to a $7.9 million increase in salaries and benefits, a $1.4 million increase in insurance costs and a $1.4 million increase in ancillary expenses.  Of the $7.9 million increase in salaries and benefits, $3.7 million was attributable to Same Facility increases and the remaining $5.3 million was attributable to Recently Acquired Facilities.  The increase in salaries and benefits was primarily due to increases in nursing wages and benefits and our increased use of contract nursing personnel, primarily in Arizona due to a state-wide nursing shortage. The increase in insurance costs  was primarily a result of increased self-insured medical and dental healthcare benefits due to an increase in current and projected claims.  Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We expect to make a relatively sizable set of grants in 2008, primarily due to the lack of granting which occurred during 2007 which was associated with the process of becoming a public company. Further, we would expect that the flow of option grants will normalize in subsequent periods.

Facility Rent—Cost of Services.  Facility rent—cost of services was $4.2 million for the three months ended September 30, 2007 and September 30, 2006.  This expense includes an increase of $0.2 million due to the acquisition of facilities under operating lease agreements that we began operating during 2006 and 2007, directly offset by a decrease in rent expense of $0.2 million as a result of our purchases of previously leased properties during 2006 and 2007.

General and Administrative Expense.  General and administrative expense increased $0.1 million, or 2.9%, to $4.0 million for the three months ended September 30, 2007 compared to $3.9 million for the three months ended September 30, 2006. The $0.1 million increase was primarily due to increases in professional fees of $0.6 million and wage and benefits of $0.7 million. The increase in professional fees was primarily due to increases in accounting and tax services and professional staffing fees, all of which were increased in scope as compared to September 30, 2006 as we prepared to become a public company. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments.  These increases were offset in part by reductions in incentive compensation of $0.7 million due to reduced profitability and reduced litigation costs due to the settlement of a class action lawsuit during 2006 which did not recur in 2007.  Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We expect to make a relatively sizable set of grants in 2008, primarily due to the lack of granting which occurred during 2007 which was associated with the process of becoming a public company. Further, we would expect that the flow of option grants will normalize in subsequent periods.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.7 million, or 64.8%, to $1.8 million for the three months ended September 30, 2007 compared to $1.1 million for the three months ended September 30, 2006. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to increased capital improvements.

Other Income (Expense).  Other income (expense) increased $0.5 million, or 90.8%, to $1.0 million for the three months ended September 30, 2007 compared to $0.5 million for the three months ended September 30, 2006. This increase was primarily due to an increase in interest expense primarily related to an increase in overall borrowings that occurred throughout 2006 and thereby resulted in a larger balance outstanding under the Term Loan during the three months ended September 30, 2007. The increase in interest expense was partially offset by an increase in interest income of $0.1 million to $0.3 million for the three months ended September 30, 2007 compared to $0.2 million for the three months ended September 30, 2006. This increase primarily resulted from interest earned on our higher average cash balances within our insurance subsidiary’s investment balances.

Provision for Income Taxes.  Provision for income taxes decreased $1.1 million, or 26.7%, to $2.4 million for the three months ended September 30, 2007 compared to $3.5 million for the three months ended September 30, 2006. This decrease resulted from lower income before income taxes, which was offset in part by an increase in the 2007 effective tax rate of 0.3% due to the adoption of FIN 48 and its impact on our permanent non-deductible items and accruals for tax related interest.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007	2006	Change
	(dollars in thousands)
Same Facility Results:
Revenue	$254,565	$250,705	1.5%
Number of facilities at period end.	46	46	0.0%
Actual patient days	1,280,670	1,297,043	(1.3)%
Occupancy percentage	81.3%	82.1%	(0.8)%
Skilled mix by nursing days	23.6%	24.9%	(1.2)%

Acquired Facility Results:
Revenue	$47,774	$10,360	361.1%
Number of facilities at period end	15	8	87.5%
Actual patient days	265,413	58,280	355.4%
Occupancy percentage	64.1%	72.6%	(8.5)%
Skilled mix by nursing days	18.4%	16.2%	2.2%

Total Facility Results:
Revenue	$302,339	$261,065	15.8%
Number of facilities at period end	61	54	13.0%
Actual patient days	1,546,083	1,355,323	14.1%
Occupancy percentage	77.7%	81.7%	(4.0)%
Skilled mix by nursing days	22.7%	24.5%	(1.8)%

Revenue.  Revenue increased $41.2 million, or 15.8%, to $302.3 million for the nine months ended September 30, 2007 compared to $261.1 million for the nine months ended September 30, 2006. Of the $41.2 million increase, skilled revenue (Medicare and managed care) increased $9.9 million, or 8.7%, Medicaid revenue increased $25.5 million, or 23.7%, and private and other revenue increased $5.9 million, or 17.4% .

Revenue generated by facilities acquired prior to January 1, 2006 (Same Facilities) increased $3.9 million for the nine months ended September 30, 2007.  This increase was primarily due to higher reimbursement rates compared to the nine months ended September 30, 2006, as described below, offset by a decline in skilled mix and occupancy rate. Same Facility occupancy rates and skilled mix declined 0.8% and 1.2% respectively, which was primarily attributable to three facilities, where revenues decreased by an aggregate of $4.5 million, of which $4.4 million was attributable to Medicare. These three facilities experienced occupancy rate declines of 2.1%, 9.5% and 13.4%, respectively, as compared to the nine months ended September 30, 2006.  Further, these three facilities experienced Medicare day declines of 14.3%, 6.0% and 4.0%, respectively, as compared to the nine months ended September 30, 2006.  These occupancy declines at two of these facilities were primarily the result of admission holds during the first quarter of 2007, followed by slower than anticipated climb to more normalized occupancy levels.  The decline at the remaining facility is attributable to a change in local market factors.  These revenue declines were more than offset by the increase in Same Facility revenues primarily attributable to  increases in reimbursement rates; see further discussion below. For additional discussion on admission holds see our Risk Factors—Risks Related to Our Business and Industry “Increased survey and enforcement efforts by governmental agencies on facilities could result in increased scrutiny by state and federal survey agencies.”

Approximately $37.4 million of the total revenue increase was due to revenue generated by facilities acquired during 2006 and 2007 (Recently Acquired Facilities) which was primarily attributable to the increase in actual patient days. This growth was hindered in part by generally lower occupancy rates, and lower skilled mix and quality mix at such facilities.  Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006
Skilled Nursing Average Daily Revenue Rates:
Medicare	$443.23	$438.21	$387.41	$381.42	$458.31	$440.87
Managed care	294.08	272.63	347.85	288.08	291.35	272.51
Total skilled revenue	383.59	374.86	382.21	372.27	383.83	374.95
Medicaid	148.33	142.38	131.03	135.37	152.35	142.76
Private and other payors	160.68	151.34	142.30	130.41	165.69	152.52
Total skilled nursing revenue	$203.75	$201.05	$179.02	$172.89	$209.28	$202.44

The average Medicare daily rate increased by approximately 1.1% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily as a result of statutory inflationary increases. The average Medicaid rate increased 4.2% in the nine months ended September 30, 2007 relative to the same period in the prior year.  This increase primarily resulted from increases in Same Facility reimbursement rates of 6.7%, partially offset by decreases in reimbursement rates at Recently Acquired Facilities of 3.2% due to lower Medicaid rates in new markets. The change in the daily rate in the private and other payors category was primarily due to rate increases based on local market dynamics.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days and revenue by payor source:

	Nine Months Ended September 30,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006
Percentage of Skilled Nursing Revenue:
Medicare	29.0%	32.3%	34.0%	31.9%	28.0%	32.3%
Managed care	12.8	12.4	4.6	2.6	14.4	12.8
Skilled mix	41.8	44.7	38.6	34.5	42.4	45.1
Private and other payors	13.0	12.8	13.8	12.2	12.9	12.8
Quality mix	54.8	57.5	52.4	46.7	55.3	57.9
Medicaid	45.2	42.5	47.6	53.3	44.7	42.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006
Percentage of Skilled Nursing Days:
Medicare	13.6%	15.1%	16.0%	14.6%	13.1%	15.2%
Managed care	9.1	9.4	2.4	1.6	10.5	9.7
Skilled mix	22.7	24.5	18.4	16.2	23.6	24.9
Private and other payors	13.1	13.3	15.5	15.2	12.6	13.2
Quality mix	35.8	37.8	33.9	31.4	36.2	38.1
Medicaid	64.2	62.2	66.1	68.6	63.8	61.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The period to period decline in the quality mix is primarily attributable to the decline in Medicare occupancy rates, which is described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below). Cost of services increased $41.1 million, or 19.9%, to $247.2 million for the nine months ended September 30, 2007 compared to $206.1 million for the nine months ended September 30, 2006. Of the $41.1 million increase, $31.3 million was attributable to Recently Acquired Facilities and the remaining $9.8 million was attributable to Same Facility increases.  The increase in total cost of services is primarily due to a $24.3 million increase in salaries and benefits, a $5.4 million increase in ancillary costs, a $4.6 million increase in insurance costs, a $2.4 million increase in other administrative costs and aggregate increases in plant utilities and dietary of $2.1 million. Of the $24.3 million increase in salaries and benefits, $18.3 million was attributable to Recently Acquired Facilities and the remaining $6.3 million was attributable to Same Facility increases. The increase in salaries and benefits  was primarily due to increases in nursing wages and benefits and our increased use of contract nursing personnel, primarily in Arizona due to a state-wide nursing shortage. The increase in insurance costs  was primarily the result of increased self-insured medical and dental healthcare benefits due to an increase in current and projected claims.  Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We expect to make a relatively sizable set of grants in 2008, primarily due to the lack of granting which occurred during 2007 which was associated with the process of becoming a public company. Further, we would expect that the flow of option grants will normalize in subsequent periods.

Facility Rent—Cost of Services.  Facility rent—cost of services increased $0.2 million, or 2.0% , to $12.5 million for the nine months ended September 30, 2007 compared to $12.3 million for the nine months ended September 30, 2006. Of this increase, $0.8 million resulted from the acquisition of facilities under operating lease agreements that we began operating during 2006 and 2007. This increase was offset in part by a decrease in rent expense of $0.6 million as a result of our purchases of previously leased properties.

General and Administrative Expense.  General and administrative expense increased $1.1 million, or 11.1% , to $11.6 million for the nine months ended September 30, 2007 compared to $10.5 million for the nine months ended September 30, 2006. The $1.1 million increase was primarily due to increases in professional fees of $1.4 million and wages and benefits of $1.5 million.  The increase in professional fees was primarily due to increases in accounting and tax services and professional staffing fees, all of which were increased in scope as compared to September 30, 2006 as we prepared to become a public company.  The increase in wages and benefits is primarily due to additional staffing in our accounting and legal departments.   These increases were offset in part by reductions in incentive compensation of $1.6 million due to reduced profitability and reduced litigation costs of $1.0 million as a result of the settlement of a class action lawsuit during 2006 which did not recur in 2007.  Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We expect to make a relatively sizable set of grants in 2008, primarily due to the lack of granting which occurred during 2007 which was associated with the process of becoming a public company. Further, we would expect that the flow of option grants will normalize in subsequent periods.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.1 million, or 74.9%, to $5.0 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to increased capital improvements.

Other Income (Expense).  Other income (expense) increased $1.1 million, or 69.6%, to $2.7 million for the nine months ended September 30, 2007 compared to $1.6 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in interest expense primarily related to an increase in overall borrowings that occurred throughout 2006 and 2007 which resulted in a larger balance outstanding under the Term Loan during the nine months ended September 30, 2007. The increase in interest expense was partially offset by an increase in interest income of $0.5 million to $1.0 million for the nine months ended September 30, 2007 compared to $0.5 million for the nine months ended September 30, 2006. This increase primarily resulted from interest earned on our higher average cash balances within our insurance subsidiary’s investment balances.

Provision for Income Taxes.  Provision for income taxes decreased $1.5 million, or 14.3%, to $9.1 million for the nine months ended September 30, 2007 compared to $10.6 million for the nine months ended September 30, 2006. This decrease primarily resulted from lower income before income taxes, which was offset in part by an increase in the 2007 effective tax rate of 0.8% due to the adoption of FIN 48 and its impact on our permanent non-deductible items and accruals for tax related interest.

Liquidity and Capital Resources

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net cash provided by operations for the nine months ended September 30, 2007 was $11.7 million compared to $22.4 million for the nine months ended September 30, 2006, a decrease of $10.7 million.  This decrease was due in part to our decline in operating results, which contributed $19.3 million in 2007 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation and loss on disposition of property and equipment (Non-cash Charges), as compared to $22.8 million for 2006, a decrease of $3.5 million.  Other contributors to the remaining decline of $7.2 million included reduced accounts receivable collections and increased cash disbursements related to accounts payable and other accrued liabilities.  The reduction in accounts receivable collection was primarily attributable to our collection of approximately $4.7 million in retroactive California rate increases related to prior years, during 2006, which did not reoccur in 2007.  The increase in cash disbursements during 2007 was primarily driven by the 2006 legal settlement, and higher incentive compensation paid in 2007 due to improved 2006 operations as compared to amounts paid in 2006.

Net cash used in investing activities for the nine months ended September 30, 2007 was $25.7 million compared to $37.3 million for the nine months ended September 30, 2006, a decrease of $11.6 million. The decrease was primarily the result of cash we paid for our facility acquisitions in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, partially offset by the increase in purchased property and equipment in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Net cash used in financing activities for the nine months ended September 30, 2007 totaled $5.1 million compared to net cash provided of $7.4 million for the nine months ended September 30, 2006, a decrease of $12.5 million. The decrease was primarily due to the receipt of proceeds from the issuance of debt during the nine months ended September 30, 2006, which did not recur during the nine months ended September 30, 2007 and payments related to IPO costs, partially offset by the repurchase of treasury stock in the nine months ended September 30, 2006.  Prepaid IPO costs will be offset against contributed capital as of the effective date of our IPO.  On November 15, 2007, we received proceeds from the IPO, net of underlying discounts and commissions and estimated offering expenses payable by us (Net Proceeds), of approximately $56.5 million.

Principal Debt Obligations and Capital Expenditures

Our primary sources of liquidity have historically been derived from our cash flow from operations, long-term debt secured by our real property and our Amended and Restated Loan and Security Agreement, as amended (the Revolver).  On March 25, 2004, we entered into the Revolver, as amended on December 3, 2004, with the Lender, which consisted of a $20.0 million revolving credit facility. The Revolver bears interest at the prime rate of interest as designated by Citibank, N.A., or any successor thereto, as the same may fluctuate from time to time, plus a margin of 1.0%. In connection with the Revolver, we paid a commitment fee of $0.2 million, and, so long as the loan is available to us, we will pay a loan management fee to this lender equal to 0.08% of the average amount of the outstanding principal balance of the Revolver during the preceding month. The proceeds of the loans under the Revolver have been and continue to be used for working capital and other expenses arising in our ordinary course of business. As of September 30, 2007 and December 31, 2006, the maximum available for borrowing under the Revolver was approximately $25.0 million and $20.0 million, respectively, but approximately $8.4 million of borrowing capacity was pledged to secure outstanding letters of credit. The Revolver was set to mature in March 2007 but has been extended until February 22, 2008.  In September 2007, we negotiated a temporary increase in the maximum amount available to us under the Revolver from $20.0 million to $25.0 million. This temporary increase was available to us through mid-November 2007, however, as of September 30, 2007, we had no amounts outstanding under the Revolver.

In October 2007, we secured a written commitment (the Commitment Letter) from the Lender to amend and increase the Revolver by extending the term to 2012, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate to either, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5%. The Commitment Letter is contingent on final approval of the Lender’s credit committee and the negotiation, execution and delivery of appropriate amendatory documentation, as well as other conditions precedent which are customary for financings of this type and the absence of any material adverse change to our business or financial condition at the time of closing. The Revolver contains typical representations and covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable. We cannot assure you that we will be able to amend and increase the Revolver on acceptable terms, on a timely basis, or at all. If we do not complete the transactions contemplated by the Commitment Letter, we intend to use proceeds of our IPO and/or seek alternative sources of working capital financing to replace the Revolver.

On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into a Third Amended and Restated Loan Agreement (the Term Loan) with General Electric Capital Corporation (the Lender), which consists of an approximately $64.7 million multiple-advance term loan, approximately $55.7 million of which had been drawn down at that time. The Term Loan matures on June 29, 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.

The Term Loan has been funded in advances, with each advance bearing interest  at a separate rate. The interest rates range from 7.50% per annum for the initial advance to 6.95%  for the most recent advance. Subject to certain conditions, we may also receive additional advances  that would bear interest at the rate of 2.25% plus the applicable U.S. Treasury rate at the time of  advance. The proceeds of the advances made under the Term Loan have been used to refinance  an existing loan from the Lender secured by certain of the properties, and  to purchase other additional properties that we were previously leasing.

In connection with the Term Loan, we have guaranteed the payment and performance of all the obligations of our real estate holding subsidiaries under  the loan documents for the Term Loan. In the event of our default under the Term Loan, all amounts owed by our subsidiaries, and guaranteed by us, under this loan agreement and any other loan with the Lender, including the Revolver discussed above, would become immediately due and payable. In addition, in the event of our default under the Term Loan, the Lender has the right to take control of our facilities encumbered by the loan to the extent necessary to make such payments and perform such acts required under the loan.

Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2007, we were in compliance with all loan covenants. As of September 30, 2007, our borrowing subsidiaries had $55.1 million outstanding on the Term Loan, with the right to draw an additional $9.0 million upon meeting certain covenants under the loan documents.

Historically, we have financed the majority of our facility acquisitions primarily with cash. Cash paid for acquisitions was $9.5 million and $25.3 million for the nine months ended September 30, 2007 and 2006, respectively. Where we enter into a facility operating lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new operating lease and operations transfer agreement, as part of the transaction. Operating leases are included in the contractual obligations section below.

Additionally in 2006, we purchased the underlying assets of three facilities that we were previously operating under long-term lease arrangements. These facilities were purchased for $11.1 million, which ultimately was financed using the Term Loan (described above) and is presented in the purchase of capital expenditures for the year ended 2006. Total capital expenditures for property and equipment were $25.2 million and $36.2 million for the nine months ended September 30, 2007 and 2006, respectively. We currently have approximately $13.1 million budgeted for capital refurbishments at existing facilities in 2008.

We believe that the proceeds from our initial public offering, together with our cash flow from operations and our Revolver, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund acquisitions and capital renovations, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Contractual Obligations, Commitments and Contingencies

We lease certain facilities and our Service Center offices under operating leases, most of which have initial lease terms ranging from five to 20 years and all of which include options to extend the lease term. Most of these leases contain renewal options, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $4.3 million and $12.7 million for the three and nine months ended September 30, 2007, respectively, and $4.2 million and $12.5 million for the three and nine months ended September 30, 2006, respectively.

On December 11, 2007, we completed an asset purchase agreement to purchase two skilled nursing facilities in California and one assisted living facility in Arizona, which also provides independent living services, for an aggregate purchase price of approximately $12.8 million.  Prior to the purchase, we operated these three facilities under a single master lease agreement. The master lease agreement included purchase options for the two skilled nursing facilities that were not exercisable at the time of purchase.  Purchasing these leased facilities resulted in no net change in our total number of beds. Taking into consideration the above facility purchase, we own 26 of our facilities and operate 35 of our facilities under long-term lease arrangements, with options to purchase or purchase agreements for ten of those 35 facilities.

Our long-term debt as of September 30, 2007 was primarily comprised of the following:

•                  Term Loan, multiple-advance term loan, principal and interest payable monthly, interest is fixed at time of each advance at the 10 year Treasury note rate plus 2.25%, rates in effect at September 30, 2007 range from 6.95% to 7.50%, balance due June 2016, collateralized by deeds of trust on real property, assignments of rents and security agreements. The balance outstanding was approximately $55.1 million at September 30, 2007.

•                  Mortgage note, principal and interest of $18,449 payable monthly and continuing through September 2008, interest at fixed rate of 7.49%, collateralized by a deed of trust on real property. The balance outstanding was approximately $2.0 million at September 30, 2007.

•                  HUD-insured mortgage note, principal and interest of $54,378 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by a deed of trust on real property, assignment of rents, and security agreement. The balance outstanding was approximately $6.7 million at September 30, 2007.

See Note 13 in Notes to Condensed Consolidated Financial Statements for a description of our contingencies.

Inflation

We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state’s fiscal year for the Medicaid programs and in each October for the Medicare program. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.

Labor and supply expenses make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. We may not be successful in offsetting future cost increases.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157; however, we do not believe that our adoption of SFAS 157 will have a material effect on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 159 will have on our condensed consolidated financial statements.

Adoption of New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 at the beginning of fiscal year 2007. See Note 10 in Notes to Condensed Consolidated Financial Statements for a description of the impact of this adoption on our consolidated financial position and results of operations.

Item 3.  Condensed and Qualitative Disclosures about Market Risk

Interest Rate Risk.  We are exposed to interest rate changes as a result of the Revolver, which is used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although we use the Revolver for short-term borrowing purposes. At September 30, 2007, we had no outstanding floating rate debt. In addition, we are entitled, upon meeting certain covenants under the Term Loan, to take up to approximately $9.0 million in future advances under our Term Loan and each advance will bear interest based upon market rates in effect at the time of the advance.

Our cash and cash equivalents and short-term investments as of September 30, 2007 consisted primarily of money market funds. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The above only incorporates those exposures that exist as of September 30, 2007, and does not consider those exposures or positions which could arise after that date. As we anticipate diversifying our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with the Section 404 reporting rules and regulations will be required in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. While we are not yet required to comply with Section 404 for this reporting period, in order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management will engage outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in legal proceedings and regulatory enforcement investigations from time to time in the ordinary course of our business. Although we do not believe the outcome of these proceedings and investigations will have a material adverse effect on our business, financial condition, results of operations or cash flows, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  Were an unfavorable ruling to occur, our business or results of operations could be materially harmed.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.  Please refer also to our registration statement on Form S-1 (File No. 333-142897) for additional information concerning these and other uncertainties that could negatively impact the Company.

Risks Related to Our Business and Industry

Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived approximately 45% and 44% of our revenue from the Medicaid program for the three and nine months ended September 30, 2007 and approximately 42% and 41% for the three and nine months ended September 30, 2006, respectively.  We derived approximately 29% and 30% of our revenue from the Medicare program for the three and nine months ended September 30, 2007 and 33% of our revenue for the three and nine months ended September 30, 2006, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations could be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers. These and other changes to the reimbursement and other aspects of Medicaid could adversely affect our revenue.

Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.

Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities.

To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under provider tax arrangements, states collect taxes or fees from healthcare providers and then return the revenue to these providers as Medicaid expenditures. Congress, however, has placed restrictions on states’ use of provider tax and donation programs as a source of state matching funds. Under the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991, the federal medical assistance percentage available to a state was reduced by the total amount of healthcare related taxes that the state imposed, unless certain requirements are met. The federal medical assistance percentage is not reduced if the state taxes are broad-based and not applied specifically to Medicaid reimbursed services. In addition, the healthcare providers receiving Medicaid reimbursement must be at risk for the amount of tax assessed and must not be guaranteed to receive reimbursement through the applicable state Medicaid program for the tax assessed. Lower Medicaid reimbursement rates would adversely affect our revenue, financial condition and results of operations.

If Medicare reimbursement rates decline, our revenue, financial condition and results of operations could be adversely affected.

Over the past several years, the federal government has periodically changed various aspects of Medicare reimbursements for skilled nursing facilities. Medicare Part A covers inpatient hospital services, skilled nursing care and some home healthcare. Medicare Part B covers physician and other health practitioner services, some supplies and a variety of medical services not covered under Medicare Part A.

Medicare coverage of skilled nursing services is available only if the patient is hospitalized for at least three consecutive days, the need for such services is related to the reason for the hospitalization, and the patient is admitted to the facility within 30 days following discharge from a Medicare participating hospital. Medicare coverage of skilled nursing services is limited to 100 days per benefit period after discharge from a Medicare participating hospital or critical access hospital. The patient must pay coinsurance amounts for the twenty-first day and each of the remaining days of covered care per benefit period.

Medicare payments for skilled nursing services are paid on a case-mix adjusted per diem prospective payment system (PPS) for all routine, ancillary and capital-related costs. The prospective payment for skilled nursing services is based solely on the adjusted federal per diem rate. Although Medicare payment rates under the skilled nursing facility PPS increased temporarily for federal fiscal years 2003 and 2004, new payment rates for federal fiscal year 2005 took effect for discharges beginning October 1, 2004. A regulation by the Centers for Medicaid and Medicare Services (CMS) sets forth a schedule of prospective payment rates applicable to Medicare Part A skilled nursing services that took effect on October 1, 2007, and included a full market basket increase of 3.3%. There can be no assurance that the skilled nursing facility PPS rates will be sufficient to cover our actual costs of providing skilled nursing facility services.

Skilled nursing facilities are also required to perform consolidated billing for items and services furnished to patients and residents during a Part A covered stay and therapy services furnished during Part A and Part B covered stays. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its residents receive in these situations. The BBA also affected skilled nursing facility payments by requiring that post-hospitalization skilled nursing services be “bundled” into the hospital’s Diagnostic Related Group (DRG) payment in certain circumstances. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient’s treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. At present, this provision applies to a limited number of DRGs, but already is apparently having a negative effect on skilled nursing facility utilization and payments, either because hospitals are finding it difficult to place patients in skilled nursing facilities which will not be paid as before or because hospitals are reluctant to discharge the patients to skilled nursing facilities and lose part of their payment. This bundling requirement could be extended to more DRGs in the future, which would accentuate the negative impact on skilled nursing facility utilization and payments.

Skilled nursing facility prospective payment rates, as they may change from time to time, may be insufficient to cover our actual costs of providing skilled nursing services to Medicare patients. In addition, we may not be fully reimbursed for all services for which each facility bills through consolidated billing. If Medicare reimbursement rates decline, it could adversely affect our revenue, financial condition and results of operations.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•                  an obligation to refund amounts previously paid to us pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;

•                  state or federal agencies imposing fines, penalties and other sanctions on us;

•                  loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks;

•                  an increase in private litigation against us; and

•                  damage to our reputation in various markets.

We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the processes related to patient diagnosis and care, recordkeeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce.

In 2004, our Medicare fiscal intermediary began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” are relatively new and appear to be a permanent procedure with our fiscal intermediary.

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Payment delays resulting from the prepayment review process could have an adverse effect on our cash flow, and such adverse effect could be material if multiple facilities were placed on prepayment review simultaneously.

Failure to meet claim filing and documentation requirements during the initial review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed post-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification.

Separately, the federal government has also introduced a pilot program that utilizes independent contractors (other than the fiscal intermediaries) to identify and recoup Medicare overpayments. These contractors are paid a contingent fee based on recoupments. This pilot program could be extended or expanded based on the recommendation of CMS and the decision of Congress. Should this occur, we anticipate that the number of overpayment reviews will increase in the future, and that the reviewers could be more aggressive in making claims for recoupment. If future Medicare reviews result in significant refund payments to the federal government, it would have an adverse effect on our financial results.

The reduction in overall Medicaid and Medicare spending pursuant to the Deficit Reduction Act of 2005 and the increased costs to comply with the Deficit Reduction Act of 2005 could adversely affect our revenue, financial condition or results of operations.

The DRA provides for a reduction in overall Medicaid and Medicare spending by approximately $11.0 billion over five years. Under the DRA, individuals who transferred assets for less than fair market value during a five year look-back period will be ineligible for Medicaid for so long as they would have been able to fund their cost of care absent the transfer or until the transfer would no longer have been made during the look-back period. This period is referred to as the penalty period. The DRA also changes the calculation for determining when the penalty period begins, and prohibits states from ignoring small asset transfers and other asset transfer mechanisms. In addition, the legislation reduces Medicare skilled nursing facility bad debt payments by 30% for those individuals who are not dually eligible for Medicaid and Medicare. If any of our existing Medicaid patients become ineligible under the DRA during their stay, it would be difficult for us to collect from them or transfer them, and our revenue could decrease without a corresponding decrease in expenses related to the care of those patients. The loss of revenue associated with potential reductions in skilled nursing facility payments could adversely affect our revenue, financial condition or results of operations. The DRA also requires entities which receive at least $5.0 million in annual Medicaid dollars each year to provide education to their employees concerning false claims laws and protections for whistleblowers. The DRA also requires those entities to provide contractors and vendors with similar information. As a result, we have and will continue to expend resources to meet these requirements. Further, the requirement that we provide education to employees and contractors regarding false claims laws and other fraud and abuse laws may result in increased investigations into these matters.

On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which, if enacted, would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.9 billion over five years. In particular, the budget proposal is expected to freeze payments in fiscal year 2008 for skilled nursing facilities, and the payment update would be 0.65% less than the routine inflation update (or market basket increase) annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit what the Administration characterizes as inappropriate incentives for five conditions commonly treated in both skilled nursing facilities and inpatient rehabilitation facilities. All bad debt reimbursement for unpaid beneficiary cost-sharing would be eliminated over four years. In addition, a budget mechanism would be established to automatically reduce Medicare spending if the portion of Medicare expenditures funded through general revenue is projected to exceed 45% within the next seven years. The budget also includes a series of proposals having an impact on Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26 billion over five years. Many of the proposed policy changes would require congressional approval to implement.

Annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future revenue and profitability or cause us to incur losses.

Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The BBA requires a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 at $1,740 for physical therapy and speech therapy, and $1,740 for occupational therapy. Each of these caps increased to $1,780 on January 1, 2007.

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. The majority of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. The Tax Relief and Health Care Act of 2006 extended the exceptions through the end of 2007. The Medicare, Medicaid and SCHIP Extension Act of 2007 extended these exceptions until June 30, 2008.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond June 30, 2008, which would have an even greater adverse effect on our revenue.

We are subject to extensive and complex federal and state government laws and regulations which could change at any time and increase our cost of doing business and subject us to enforcement actions.

We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•                  facility and professional licensure, certificates of need, permits and other government approvals;

•                  adequacy and quality of healthcare services;

•                  qualifications of healthcare and support personnel;

•                  quality of medical equipment;

•                  confidentiality, maintenance and security issues associated with medical records and claims processing;

•                  relationships with physicians and other referral sources and recipients;

•                  constraints on protective contractual provisions with patients and third-party payors;

•                  operating policies and procedures;

•                  certification of additional facilities by the Medicare program; and

•                  payment for services.

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. We believe that such regulations may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. Changes in existing laws or regulations, or the enactment of new laws or regulations, could negatively impact our business. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs.

We are subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

We are also required to comply with state and federal laws governing the transmission, privacy and security of health information. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires us to comply with certain standards for the use of individually identifiable health information within our company, and the disclosure and electronic transmission of such information to third parties, such as payors, business associates and patients. These include standards for common electronic healthcare transactions and information, such as claim submission, plan eligibility determination, payment information submission and the use of electronic signatures; unique identifiers for providers, employers and health plans; and the security and privacy of individually identifiable health information. In addition, some states have enacted comparable or, in some cases, more stringent privacy and security laws. If we fail to comply with these state and federal laws, we could be subject to criminal penalties and civil sanctions and be forced to modify our policies and procedures.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicaid and Medicare statutes and regulations. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions could increase our cost of doing business and expose us to potential sanctions. Furthermore, if we were to lose licenses or certifications for any of our facilities as a result of regulatory action or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and lease obligations.

Any changes in the interpretation and enforcement of the laws or regulations governing our business could cause us to modify our operations, increase our cost of doing business and subject us to potential regulatory action.

The interpretation and enforcement of federal and state laws and regulations governing our operations, including, but not limited to, laws and regulations relating to Medicaid and Medicare, the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, the federal Stark laws, and HIPAA, are subject to frequent change. Governmental authorities may interpret these laws in a manner inconsistent with our interpretation and application. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations and reduce, forego or refund reimbursements to the government, or incur other significant penalties. We could also be compelled to divert personnel and other resources to responding to an investigation or other enforcement action under these laws or regulations, or to ongoing compliance with a corporate integrity agreement, deferred prosecution agreement, court order or similar agreement. The diversion of these resources, including our management team, clinical and compliance staff, and others, would take away from the time and energy these individuals devote to routine operations. Furthermore, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws, particularly with respect to providers who share common ownership or control with other providers. The increased enforcement of these requirements could affect our ability to expand into new markets, to expand our services and facilities in existing markets and, if any of our presently licensed facilities were to operate outside of its licensing authority, may subject us to penalties, including closure of the facility. Changes in the interpretation and enforcement of existing laws or regulations could increase our cost of doing business.

We are unable to predict the intensity of federal and state enforcement actions or the areas in which regulators may choose to focus their investigations at any given time. Changes in government agency interpretation of applicable regulatory requirements, or changes in enforcement methodologies, including increases in the scope and severity of deficiencies determined by survey or inspection officials, could increase our cost of doing business. Furthermore, should we lose licenses or certifications for any of our facilities as a result of changing regulatory interpretations, enforcement actions or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and lease obligations.

Increased civil and criminal enforcement efforts of government agencies against skilled nursing facilities could harm our business, and could preclude us from participating in federal healthcare programs.

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The focus of these investigations includes, among other things:

•                  cost reporting and billing practices;

•                  quality of care;

•                  financial relationships with referral sources; and

•                  medical necessity of services provided.

If any of our facilities is decertified or loses its licenses, our revenue, financial condition or results of operations would be adversely affected. In addition, the report of such issues at any of our facilities could harm our reputation for quality care and lead to a reduction in our patient referrals and ultimately a reduction in occupancy at these facilities. Also, responding to enforcement efforts would divert material time, resources and attention from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail on the underlying claim.

Federal law provides that practitioners, providers and related persons may not participate in most federal healthcare programs, including the Medicaid and Medicare programs, if the individual or entity has been convicted of a criminal offense related to the delivery of a product or service under these programs or if the individual or entity has been convicted under state or federal law of a criminal offense relating to neglect or abuse of patients in connection with the delivery of a healthcare product or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including, but not limited to, the following:

•                  conviction related to fraud;

•                  conviction relating to obstruction of an investigation;

•                  conviction relating to a controlled substance;

•                  licensure revocation or suspension;

•                  exclusion or suspension from state or other federal healthcare programs;

•                  filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services;

•                  ownership or control of an entity by an individual who has been excluded from the Medicaid or Medicare programs, against whom a civil monetary penalty related to the Medicaid or Medicare programs has been assessed or who has been convicted of a criminal offense under federal healthcare programs; and

•                  the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment or exclusion from the Medicare or Medicaid programs.

The Office of Inspector General (OIG), among other priorities, is responsible for identifying and eliminating fraud, abuse and waste in certain federal healthcare programs. The OIG has implemented a nationwide program of audits, inspections and investigations and from time to time issues “fraud alerts” to segments of the healthcare industry on particular practices that are vulnerable to abuse. The fraud alerts inform healthcare providers of potentially abusive practices or transactions that are subject to criminal activity and reportable to the OIG. An increasing level of resources has been devoted to the investigation of allegations of fraud and abuse in the Medicaid and Medicare programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicaid and Medicare programs. Although we have created a corporate compliance program that we believe is consistent with the OIG guidelines, the OIG may modify its guidelines or interpret its guidelines in a manner inconsistent with our interpretation or the OIG may ultimately determine that our corporate compliance program is insufficient.

In some circumstances, if one facility is convicted of abusive or fraudulent behavior, then other facilities under common control or ownership may be decertified from participating in Medicaid or Medicare programs. Federal regulations prohibit any corporation or facility from participating in federal contracts if it or its principals have been barred, suspended or declared ineligible from participating in federal contracts. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state may be de-licensed if one or more of the facilities are de-licensed. If any of our facilities were decertified or excluded from participating in Medicaid or Medicare programs, our revenue would be adversely affected.

Increased survey and enforcement efforts by governmental agencies on facilities could result in increased scrutiny by state and federal survey agencies.

CMS has undertaken several initiatives to increase or intensify Medicaid and Medicare survey and enforcement activities, including federal oversight of state actions. CMS is taking steps to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to identify multi-facility providers with patterns of noncompliance. In addition, the Department of Health and Human Services has adopted a rule that requires CMS to charge user fees to healthcare facilities cited during regular certification, recertification or substantiated complaint surveys for deficiencies, which require a revisit to assure that corrections have been made. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently.

In addition, CMS has adopted, and is considering additional regulations expanding, federal and state authority to impose civil money penalties in instances of noncompliance. When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients’ care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance.

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, in 2003, CMS established a program for identifying “special focus facilities,” which are facilities identified in consultation with state health officials as needing special enforcement attention. These facilities are not immediately notified of their status as special focus facilities, but are placed under heightened scrutiny by federal and state officials. Such heightened scrutiny includes more frequent regulatory surveys and potentially heavier sanctions for noncompliance, among other things.

State efforts to regulate or deregulate the healthcare services or construction or expansion of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.

Some states require healthcare providers, including skilled nursing facilities, to obtain prior approval, known as a certificate of need, for:

•                  the purchase, construction or expansion of healthcare facilities;

•                  capital expenditures exceeding a prescribed amount; or

•                  changes in services or bed capacity.

In addition, other states that do not require certificates of need have effectively barred the expansion of existing facilities and the development of new ones by placing partial or complete moratoria on the number of new Medicaid beds they will certify in certain areas or in the entire state. Other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost-prohibitive or extremely time-consuming. Our ability to acquire or construct new facilities or expand or provide new services at existing facilities would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, certificate of need approval, Medicaid certification, or other necessary approvals for future expansion projects. Conversely, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing facilities could result in increased competition to us or result in overbuilding of facilities in some of our markets.

Overbuilding in certain markets, increased competition and increased operating costs may adversely affect our ability to generate and increase our revenue and profits and to pursue our growth strategy.

The skilled nursing and long-term care industries are highly competitive and may become more competitive in the future. We compete with numerous other companies that provide long-term and rehabilitative care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. We have experienced and expect to continue to experience increased competition in our efforts to acquire and operate skilled nursing facilities. Consequently, we may encounter increased competition that could limit our ability to attract new patients, raise patient fees or expand our business.

In addition, if overbuilding in the skilled nursing industry in the markets in which we operate were to occur, it could reduce the occupancy rates of existing facilities and, in some cases, might reduce the private rates that we charge for our services.

Changes in federal and state employment-related laws and regulations could increase our cost of doing business.

Our operations are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (ADA) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Because labor represents such a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business.

The compliance costs associated with these laws and evolving regulations could be substantial. For example, all of our facilities are required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. While we are insured for these types of claims, we could experience damages that are not covered by our insurance policies or that exceed our insurance limits, and we may be required to pay such damages directly, which would negatively impact our cash flow from operations.

Compliance with federal and state fair housing, fire, safety and other regulations may require us to make unanticipated expenditures, which could be costly to us.

We must comply with the federal Fair Housing Act and similar state laws, which prohibit us from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. Additionally, the Fair Housing Act and other similar state laws require that we advertise our services in such a way that we promote diversity and not limit it. We may be required, among other things, to change our marketing techniques to comply with these requirements.

In addition, we are required to operate our facilities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, our skilled nursing facilities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements.

We are subject to environmental and occupational health and safety regulations, which may subject us to sanctions, penalties and increased costs.

We are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. The types of regulatory requirements to which we are subject include, but are not limited to:

•                  air and water quality control requirements;

•                  occupational health and safety requirements (such as standards regarding blood-borne pathogens and ergonomics) and waste management requirements;

•                  specific regulatory requirements applicable to asbestos, mold, lead-based paint and underground storage tanks; and

•                  requirements for providing notice to employees and members of the public about hazardous materials and wastes.

If we fail to comply with these and other standards, we may be subject to sanctions and penalties. In addition, complying with these and other standards may increase our cost of doing business.

We depend largely upon reimbursement from third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our facilities as well as payor mix and payment methodologies.

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For each of the periods in the three and nine months ended September 30, 2007 and 2006, 74% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs may adversely affect our business. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines.

Our success depends upon our ability to retain and attract nurses, Certified Nurse Assistants (CNAs) and therapists. Our success also depends upon our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our facilities. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff who are directly responsible for day-to-day care of the patients and either facility staff or regional support to oversee the facility’s marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.

We operate one or more skilled nursing facilities in the states of California, Arizona, Texas, Washington, Utah and Idaho. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. In California, the California Department of Health Services (DHS) enforces legislation that requires each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. DHS enforces this requirement primarily through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If a facility is determined to be out of compliance with this minimum staffing requirement, DHS may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction.  If we are unable to satisfy the minimum staffing requirements required by DHS, we could be subject to significant monetary fines. In addition, if DHS were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

Washington requires that at least one registered nurse directly supervise resident care for a minimum of 16 hours per day, seven days per week, and that one registered nurse or licensed practical nurse directly supervise resident care during the remaining eight hours per day, seven days per week. State regulators may inspect skilled nursing facilities at any time to verify compliance with these requirements. If deficiencies are found, regulators may issue a citation and require the facility to prepare and execute a plan of correction. Failure to satisfactorily complete a plan of correction can result in civil fines of between $50 and $3,000 per day or between $1,000 and $3,000 per instance. Failure to correct deficiencies can also result in the suspension, revocation or nonrenewal of the skilled nursing facility’s license. In addition, deficiencies can result in the suspension of resident admissions and/or the termination of Medicaid participation. If we are unable to satisfy the minimum staffing requirements in Washington, we could be subject to monetary fines and potential loss of license.

In Idaho, skilled nursing facilities with 59 or fewer residents must provide an average of 2.4 nursing hours per resident per day, including the supervising nurse’s hours. Skilled nursing facilities with 60 or more residents must provide an average of 2.4 nursing hours per resident per day, excluding the supervising nurse’s hours. A facility complies with these requirements if the total nursing hours for the previous seven days equal or exceed the minimum staffing ratio for the period, averaged on a daily basis, if the facility has received prior approval to calculate nursing hours in this manner. State regulators may inspect at any time to verify compliance with these requirements. If any deficiencies are found and not timely or adequately corrected, regulators can revoke the facility’s skilled nursing facility license. If we are unable to satisfy the minimum staffing requirements in Idaho, we could be subject to potential loss of our license.

Texas requires that a facility maintain a ratio of one licensed nursing staff person for each 20 residents for every 24 hour period, or a minimum of 0.4 licensed-care hours per resident day. State regulators may inspect a facility at any time to verify compliance with these requirements. Uncorrected deficiencies can result in the civil fines of between $100 and $10,000 per day per deficiency. Failure to correct deficiencies can further result in the revocation of the facility’s skilled nursing facility license. In addition, deficiencies can result in the suspension of patient admissions and/or the termination of Medicaid participation. If we are unable to satisfy the minimum staffing requirements in Texas, we could be subject to monetary fines and potential loss of our license.

Arizona requires that at least one nurse must be present and responsible for providing direct care to not more than 64 residents. State regulators may impose civil fines for a facility’s failure to comply with the laws and regulations governing skilled nursing facilities. Violations can result in civil fines in an amount not to exceed $500 per violation. Each day that a violation occurs constitutes a separate violation. In addition, such noncompliance can result in the suspension or revocation of the facility’s license. If we are unable to satisfy the minimum staffing requirements in Arizona, we could be subject to fines and/or revocation of license.

Utah has no state-specific minimum staffing requirement beyond those required by federal regulations. Federal law requires that a facility have sufficient nursing staff to provide nursing and related services. Sufficient staff means, unless waived under certain circumstances, a licensed nurse to function as the charge nurse, and the services of a registered nurse for at least eight consecutive hours per day, seven days per week.

Failure to comply with these requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs.

We have hired personnel, including skilled nurses and therapists, from outside the United States. If immigration laws are changed, or if new and more restrictive government regulations proposed by the Department of Homeland Security are enacted, our access to qualified and skilled personnel may be limited. Increased competition for or a shortage of nurses or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our patients. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility. An increase in costs associated with, or a shortage of, skilled nurses, could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively would be harmed.

We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards.

The skilled nursing business involves a significant risk of liability given the age and health of our patients and residents and the services we provide. We and others in our industry are subject to a large and increasing number of claims and lawsuits, including professional liability claims, alleging that our services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. Plaintiffs tend to sue every healthcare provider who may have been involved in the patient’s care and, accordingly, we respond to multiple lawsuits and claims every year.

In addition, plaintiffs’ attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers and other long-term care companies, and have employed a wide variety of advertising and publicity strategies. Among other things, these strategies include establishing their own Internet websites, paying for premium advertising space on other websites, paying Internet search engines to optimize their plaintiff solicitation advertising so that that it appears in advantageous positions on Internet search results, including results from searches for our company and facilities, using newspaper, magazine and television ads targeted at customers of the healthcare industry generally, as well as at customers of specific providers, including us. From time to time, law firms claiming to specialize in long-term care litigation have named us, our facilities and other specific healthcare providers and facilities in their advertising and solicitation materials. These advertising and solicitation activities could result in more claims and litigation, which could increase our liability exposure and legal expenses, divert the time and attention of our personnel from day-to-day business operations, and materially and adversely affect our financial condition and results of operations.

Certain lawsuits filed on behalf of patients of long-term care facilities for alleged negligence and/or alleged abuses have resulted in large damage awards against other companies, both in and related to our industry. In addition, there has been an increase in the number of class action suits filed against long-term and rehabilitative care companies. A class action suit was previously filed against us alleging, among other things, violations of certain California Health and Safety Code provisions and a violation of the California Consumer Legal Remedies Act at certain of our facilities. We settled this class action suit and this settlement was approved by the affected class and the Court in April 2007. However, we could be subject to similar actions in the future.

In addition to the class action, professional liability and other types of lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws governing submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. These lawsuits, which may be initiated by the government or by a private party asserting direct knowledge of the claimed fraud or misconduct, can result in the imposition on a company of significant monetary damages, fines and attorney fees (a portion of which may be awarded to the private parties who successfully identify the subject practices), as well as significant legal expenses and other costs to the company in connection with defending against such claims. Insurance is not available to cover such losses. Penalties for Federal False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A violation may also provide the basis for exclusion from federally-funded healthcare programs. If one of our facilities or key employees were excluded from such participation, such exclusion could have a correlative negative impact on our financial performance. In addition, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations.

In addition, the DRA created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. The DRA sets forth standards for state false claims acts to meet, including: (a) liability to the state for false or fraudulent claims with respect to any expenditure described in the Medicaid program; (b) provisions at least as effective as federal provisions in rewarding and facilitating whistleblower actions; (c) requirements for filing actions under seal for sixty days with review by the state’s attorney general; and (d) civil penalties no less than authorized under the federal statutes. As such, we could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in existing and future markets in which we do business. Any of this potential litigation could result in significant legal costs and large settlement amounts or damage awards.

In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities. In one case, one of our landlords has filed suit alleging we are in default under one of our facility leases and is claiming damages arising from the alleged default. If we are unsuccessful in defending the litigation, we could be required to pay significant damages, which we believe have been adequately reserved for, and/or submit to other remedies available to the landlord under the lease agreement or applicable laws, which could have a material adverse effect on our financial condition and results of operations.

Were litigation to be instituted against one or more of our subsidiaries, a successful plaintiff might attempt to hold us or another subsidiary liable for the alleged wrongdoing of the subsidiary principally targeted by the litigation. If a court in such litigation decided to disregard the corporate form, the resulting judgment could increase our liability and adversely affect our financial condition and results of operations.

As Medicare and Medicaid certified providers, our operating subsidiaries undergo periodic audits and “probe reviews” by government agents, which can result in recoupments of prior revenue of the government, cause further reimbursements to be delayed or held and could result in civil or criminal sanctions.

Our facilities undergo regular claims submission audits by government reimbursement programs in the normal course of their business, and such audits can result in adjustments to their past billings and reimbursements from such programs. In addition to such audits, several of our facilities have recently participated in more intensive “probe reviews” as described above, conducted by our Medicare fiscal intermediary. Some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in recordkeeping and Medicare billing. If the government or court were to conclude that such errors and deficiencies constituted criminal violations, or were to conclude that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, or if it were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. Such amounts could include claims for treble damages and penalties of up to $11,000 per false claim submitted to a federal healthcare program.

In addition, we and/or some of our key personnel could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.

We believe that the U.S. Department of Justice is conducting an investigation into the billing and reimbursement processes of some of our operating subsidiaries, which could adversely affect our operations and financial condition.

In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, similar to a subpoena to our bank requesting documents related to financial transactions involving us, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. The U.S. Attorney voluntarily rescinded the demand before the bank delivered any documents. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at our skilled nursing facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries, and until recently we have been unable to even verify whether the investigation was continuing.

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries.  The subpoena confirms our previously reported belief that the U.S. Attorney is conducting an investigation involving certain of our operating subsidiaries. To our knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or directly notified of any concerns or investigations by the U.S. Attorney or any government agency. To date, the U.S. Attorney’s office has not discussed or provided us with any further information with respect to this matter.  We continue our efforts to meet with the U.S. Attorney to discuss the grand jury subpoena, our internal investigation described below, and any specific allegations or concerns they may have.  We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We are conducting an internal investigation into the billing and reimbursement processes of some of our operating subsidiaries, which could adversely affect our operations and financial condition.

We initiated an internal investigation in November 2006 when we became aware of an allegation of possible reimbursement irregularities at one or more of our facilities. We retained outside counsel to assist us in looking into these matters. Although we expect to conclude this investigation in the near future, in the course of our investigation we have identified a limited number of selected Medicare claims for which adequate backup documentation may be missing or for which other billing deficiencies exist.  To the extent this missing documentation is not located, we intend to refund the full amount of such claims, together with interest, to the Medicare program. Although our reviews of these claims are not yet complete, to date it appears that a portion of the claims will be refundable, while others are still under review. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the three months ended September 30, 2007, we accrued a liability of approximately $241,000 for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date, including interest; however, we may record further adjustments connected with these claims in future periods to the extent the final repayment amount is different than the amount recorded, or if additional investigations result in identification and quantification of additional amounts to be refunded. The amount of additional liability, if any, that may result from resolution of this matter cannot be determined; accordingly, no additional amounts have been accrued nor can we reasonably estimate the range of possible additional losses, if any, that might result. If the internal or other investigations ultimately result in findings of significant billing and reimbursement noncompliance, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We may be unable to complete future facility acquisitions at attractive prices or at all, which may adversely affect our revenue.

To date, our revenue growth has been significantly driven by our acquisition of new facilities. Subject to general market conditions and the availability of essential resources and leadership within our company, we continue to seek both single- and multi-facility acquisition opportunities that are consistent with our geographic, financial and operating objectives.

We face competition for the acquisition of facilities and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, the purchase price of the facilities, prevailing market conditions, the availability of leadership to manage new facilities and our own willingness to take on new operations, the rate at which we have historically acquired facilities has fluctuated significantly. In the future, we anticipate the rate at which we may acquire facilities will continue to fluctuate, which may affect our revenue.

We may not be able to successfully integrate acquired facilities into our operations, and we may not achieve the benefits we expect from any of our facility acquisitions.

We may not be able to successfully or efficiently integrate new acquisitions with our existing operations, culture and systems. The process of integrating acquired facilities into our existing operations may result in unforeseen operating difficulties, divert management’s attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing facilities available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those facilities into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly acquired facilities. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the facilities in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at facilities we acquire, we will not realize the anticipated benefits and we may experience lower-than anticipated profits, or even losses.

In 2006, we acquired ten skilled nursing facilities and one assisted living facility with a total of 1,160 beds. In 2007, we have acquired three skilled nursing facilities and one campus that offers both skilled nursing and assisted living services, with a total of 508 beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for any future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues. Even though we believe we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues, including, without limitation, payment recoupment related to our predecessors’ prior noncompliance and/or our own inability to quickly bring non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, or may not meet a risk profile that our investors find acceptable. In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired facilities, including contingent liabilities. For example, when we acquire a facility, we generally assume the facility’s existing Medicare provider number for purposes of billing Medicare for services. If CMS later determined that the prior owner of the facility had received overpayments from Medicare for the period of time during which it operated the facility, or had incurred fees in connection with the operation of the facility, CMS could hold us liable for repayment of the overpayments or fines. If the prior operator is defunct or otherwise unable to reimburse us, we may be unable to recover these funds. We may be unable to improve every facility that we acquire. In addition, operation of these facilities may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges, or otherwise damage other areas of our company if they are not timely and adequately improved.

We are subject to reviews relating to Medicare overpayments, which could result in recoupment to the federal government of Medicare revenue.

We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews, as described above, resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $35,000 during the nine months ended September 30, 2007, $253,000 in fiscal year 2006 and $215,000 in fiscal year 2005, a portion of which is currently under appeal. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.

Separately, the federal government has also introduced a program that utilizes independent contractors (other than the fiscal intermediaries) to identify and recoup Medicare overpayments. These recovery audit contractors are paid a contingent fee on recoupments. This pilot program is now being expanded by CMS and we anticipate that the number of overpayment reviews will increase in the future, and that the reviewers could be more aggressive in making claims for recoupment. One of our facilities has been subjected to review under this program, resulting in a recoupment to the federal government of approximately $12,000. If future Medicare reviews result in revenue recoupment to the federal government, it would have an adverse effect on our financial results.

Potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. We have acquired at least one facility that we believe either already was or had been identified prior to the time of acquisition as a candidate for special focus facility status, as described above and other facilities may be identified for such status in the future. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.

The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to federal and state investigations and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others take away from the time and energy that these individuals could otherwise spend on routine operations. As noted, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future. We currently have no facilities whereby the provisional license status is the result of inspection deficiencies. Furthermore, in some states citations in one facility impact other facilities in the state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility’s regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations as a whole.

We may not be successful in generating internal growth at our facilities by expanding occupancy at these facilities. We also may be unable to improve patient mix at our facilities.

Overall occupancy across all of our facilities was approximately 78% and 81% at September 30, 2007 and December 31, 2006, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.

Termination of our patient admission agreements and the resulting vacancies in our facilities could cause revenue at our facilities to decline.

Most state regulations governing skilled nursing and assisted living facilities require written patient admission agreements with each patient. Several of these regulations also require that each patient have the right to terminate the patient agreement for any reason and without prior notice. Consistent with these regulations, all of our skilled nursing patient agreements allow patients to terminate their agreements without notice, and all of our assisted living resident agreements allow residents to terminate their agreements upon thirty days’ notice. Patients and residents terminate their agreements from time to time for a variety of reasons, causing some fluctuations in our overall occupancy as patients and residents are admitted and discharged in normal course. If an unusual number of patients or residents elected to terminate their agreements within a short time, occupancy levels at our facilities could decline. As a result, beds may be unoccupied for a period of time, which would have a negative impact on our revenue, financial condition and results of operations.

We face significant competition from other healthcare providers and may not be successful in attracting patients and residents to our facilities.

The skilled nursing and assisted living industries are highly competitive, and we expect that these industries may become increasingly competitive in the future. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional multi-facility providers that have substantially greater financial resources to small providers who operate a single nursing facility. We also compete with other skilled nursing and assisted living facilities, and with inpatient rehabilitation facilities, long-term acute care hospitals, home healthcare and other similar services and care alternatives. Increased competition could limit our ability to attract and retain patients, attract and retain skilled personnel, maintain or increase private pay and managed care rates or expand our business. Our ability to compete successfully varies from location to location depending upon a number of factors, including:

•                  our ability to attract and retain qualified facility leaders, nursing staff and other employees;

•                  the number of competitors in the local market;

•                  the types of services available;

•                  our local reputation for quality care of patients;

•                  the commitment and expertise of our staff;

•                  our local service offerings; and

•                  the cost of care in each locality and the physical appearance, location, age and condition of our facilities.

We may not be successful in attracting patients to our facilities, particularly Medicare, managed care, and private pay patients who generally come to us at higher reimbursement rates. Some of our competitors have greater financial and other resources than us, may have greater brand recognition and may be more established in their respective communities than we are. Competing skilled nursing companies may also offer newer facilities or different programs or services than we do and may thereby attract current or potential patients. Other competitors may accept a lower margin, and, therefore, present significant price competition for managed care and private pay patients. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us.

Competition for the acquisition of strategic assets from buyers with lower costs of capital than us or that have lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively.

Several real estate investment trusts (REITs), other real estate investment companies, institutional lenders who have not traditionally taken ownership interests in operating businesses or real estate, as well as several skilled nursing and assisted living facility providers, have similar asset acquisition objectives as we do, along with greater financial resources and lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. Significant competition exists among potential acquirers in the skilled nursing and assisted living industries, including with REITs, and we may not be able to successfully implement our growth strategy or complete acquisitions, which could limit our ability to grow our business effectively.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, or if the frequency of CMS surveys and enforcement sanctions increases, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. For example, one of our facilities is now surveyed every six months instead of every 12 to 15 months as a result of historical survey results that may date back to prior operators. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. In 2006, we experienced a higher than normal number of negative survey findings in some of our facilities. If we are unable to achieve quality-of-care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.

Significant legal actions and liability claims against us in excess of insurance limits or outside of our insurance coverage could subject us to increased insurance costs, litigation reserves, operating costs and substantial uninsured liabilities.

We maintain liability insurance policies in amounts and with coverage limits and deductibles we believe are appropriate based on the nature and risks of our business, historical experience, industry standards and the price and availability of coverage in the insurance market. At any given time, we may have multiple current professional liability cases and/or other types of claims pending, which is common in our industry. In the past year, we have not paid or settled any claims in excess of the policy limits of our insurance coverages. We may face claims which exceed our insurance limits or are not covered by our policies.

We also face potential exposure to other types of liability claims, including, without limitation, directors’ and officers liability, employment practices and/or employment benefits liability, premises liability, and vehicle or other accident claims. Given the litigious environment in which all businesses operate, it is impossible to fully catalogue all of the potential types of liability claims that might be asserted against us. As a result of the litigation and potential litigation described above, as well as factors completely external to our company and endemic to the skilled nursing industry, during the past several years the overall cost of both general and professional liability insurance to the industry has dramatically increased, while the availability of affordable and favorable insurance coverage has dramatically decreased. If federal and state medical liability insurance reforms to limit future liability awards are not adopted and enforced, we expect that our insurance and liability costs may continue to increase.

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, also could inhibit our ability to attract patients or expand our business, and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

It may become more difficult and costly for us to obtain coverage for resident care liabilities and other risks, including property and casualty insurance. For example, the following circumstances may adversely affect our ability to obtain insurance at favorable rates:

•                  we experience higher-than-expected professional liability, property and casualty, or other types of claims or losses;

•                  we receive survey deficiencies or citations of higher-than-normal scope or severity;

•                  we acquire especially troubled operations or facilities that present unattractive risks to current or prospective insurers;

•                  insurers tighten underwriting standards applicable to us or our industry; or

•                  insurers or reinsurers are unable or unwilling to insure us or the industry at historical premiums and coverage levels.

If any of these potential circumstances were to occur, our insurance carriers may require us to significantly increase our self-insured retention levels or pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages.

With few exceptions, workers’ compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (“SIR”) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in California, and elected non-subscriber status for workers compensation in Texas. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

Our self-insurance programs may expose us to significant and unexpected costs and losses.

Since 2001, we have maintained worker’s compensation and general and professional liability insurance through a wholly-owned subsidiary insurance company, Standardbearer Insurance Company, Ltd., to insure our SIR and deductibles as part of a continually evolving overall risk management strategy. In addition, from 2001 to 2002, we used Standardbearer to reinsure a “fronted” professional liability policy, and we may elect to do so again in the future. We establish the premiums to be paid to Standardbearer, and the loss reserves set by that subsidiary based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted. Further, because our SIR under our general and professional liability and workers compensation programs applies on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could incur liability in any policy period.

Our self-insured liabilities are based upon estimates, and while our management believes that the estimates of loss are appropriate, the ultimate liability may be in excess of, or less than, recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to net income. We believe that we have recorded reserves for general liability, professional liability, worker’s compensation and healthcare benefits, at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility. In addition, if coverage becomes too difficult or costly to obtain from insurance carriers, we would have to self-insure a greater portion of our risks.

In May 2006, we began self-insuring our employee health benefits. With respect to our health benefits self-insurance, we do not yet have a meaningful loss history by which to set reserves or premiums, and have consequently employed general industry data that is not specific to our own company to set reserves and premiums. Therefore, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses.

The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.

Our facilities located in California and Arizona account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately half of our facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides. In addition, to the extent we acquire additional facilities in Texas, we become more susceptible to revenue loss, cost increase or damage caused by hurricanes or flooding. Any significant loss due to a natural disaster may not be covered by insurance or may exceed our insurance limits and may also lead to an increase in the cost of insurance.

The actions of a national labor union that has been pursuing a negative publicity campaign criticizing our business may adversely affect our revenue and our profitability.

Unlike many other companies in our industry, we continue to assert our right to inform our employees about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our facilities that have been approached to unionize have uniformly rejected union organizing efforts. Because a majority of certain categories of service and maintenance employees at one of our facilities voted to accept union representation, we have recognized the union and been engaged in collective bargaining with that union since 2005. If employees of other facilities decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, and strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.

The unwillingness on the part of both our management and staff to accede to union demands for “neutrality” and other concessions has resulted in a negative labor campaign by at least one labor union, the Service Employees International Union and its local chapter based in Oakland, California. Since 2002, this union has prosecuted a negative retaliatory publicity action, also known as a “corporate campaign,” against us and has filed, promoted or participated in multiple legal actions against us. The union’s campaign asserts, among other allegations, poor treatment of patients, inferior medical services provided by our employees, poor treatment of our employees, and health code violations by us. In addition, the union has publicly mischaracterized actions taken by the California Department of Health Services against us and our facilities. In numerous cases, the union’s allegations have created the false impression that violations and other events that occurred at facilities prior to our acquisition of those facilities were caused by us. Since a large component of our business involves acquiring underperforming and distressed facilities, and improving the quality of operations at these facilities, we may therefore be associated with the past poor performance of these facilities.

This union, along with other similar agencies and organizations, has demanded focused regulatory oversight and public boycotts of some of our facilities. It has also attempted to pressure hospitals, doctors, insurers and other healthcare providers and professionals to cease doing business with or referring patients to us. If this union or another union is successful in convincing our patients, their families or our referral sources to reduce or cease doing business with us, our revenue may be reduced and our profitability could be adversely affected. Additionally, if we are unable to attract and retain qualified staff due to negative public relations efforts by this or other union organizations, our quality of service and our revenue and profits could decline. Our strategy for responding to union allegations involves clear public disclosure of the union’s identity, activities and agenda, and rebuttals to its negative campaign. Our ability to respond to unions, however, may be limited by some state laws, which purport to make it illegal for any recipient of state funds to promote or deter union organizing. For example, such a state law passed by the California Legislature was successfully challenged on the grounds that it was preempted by the National Labor Relations Act, only to have the challenge overturned by the Ninth Circuit in 2006. The case is now before the United States Supreme Court. If the Supreme Court upholds the Ninth Circuit’s ruling, our ability to oppose unionization efforts could be hindered, and our business could be negatively affected.

A number of our facilities are operated under master lease arrangements or leases that contain cross-default provisions, and in some cases the breach of a single facility lease could subject multiple facilities to the same risk.

We currently occupy approximately 10% of our facilities under agreements that are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases, which would have a negative impact on our capital structure and our ability to generate future revenue, and could interfere with our ability to pursue our growth strategy. Moreover, our equity interests in four of our subsidiaries, including three of our operating companies, which operate three facilities held under a master lease arrangement with one of our landlords, have been pledged to the landlord as additional security for the obligations under the master lease arrangement. In addition, we occupy approximately 25% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers nine of our facilities and represented 15.7% and 2.6% of our net income for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.

At September 30, 2007, we had $63.8 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Amended and Restated Loan and Security Agreement, as amended (the Revolver) and mortgage notes, plus $162.8 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain. The Revolver was set to mature in March 2007, but has been extended until December 21, 2007. We are currently in the process of amending our Revolver to both extend the maturity date and increase the amount of credit available to us thereunder, but we cannot assure you that we will be able to extend and increase the Revolver in a timely fashion or at all. If we are unable to do so, we intend to use proceeds of our IPO and/or seek alternative sources of working capital financing to replace the Revolver, which may negatively impact our cash flow.

We may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, from time to time the financial performance of one or more of our mortgaged facilities may not comply with the required operating covenants under the terms of the mortgage. Any non-payment, noncompliance or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the facility or facilities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us or a loss of property. Furthermore, in many cases, indebtedness is secured by both a mortgage on one or more facilities, and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring us to fulfill our obligations to make such payments. If any of these scenarios were to occur, our financial condition would be adversely affected. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which would negatively impact our earnings and cash position. Further, because our mortgages and operating leases generally contain cross-default and cross-collateralization provisions, a default by us related to one facility could affect a significant number of other facilities and their corresponding financing arrangements and operating leases.

Because our Term Loan, mortgage and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.

Our existing credit facilities and mortgage loans contain restrictive covenants and any default under such facilities or loans could result in a freeze on additional advances, the acceleration of indebtedness, the termination of leases, or cross-defaults, any of which would negatively impact our liquidity and inhibit our ability to grow our business and increase revenue.

Our outstanding credit facilities and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These restrictions and operating covenants include, among other things, requirements with respect to occupancy, debt service coverage and project yield. The debt service coverage ratios are generally calculated as revenue less operating costs, including an implied management fee and a reserve for capital expenditures, divided by the outstanding principal and accrued interest under the debt. These restrictions may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. At times in the past we have failed to timely deliver audited financial statements to our lender as required under our loan covenants. In each such case, we obtained waivers from our lender. In addition, in December 2000, we were unable to make balloon payments due under two mortgages on one of our facilities, but we were able to negotiate extensions with both lenders, and paid off both loans in January 2001 as required by the terms of the extensions. If we fail to comply with any of our loan requirements, or if we experience any defaults, then the related indebtedness could become immediately due and payable prior to its stated maturity date. We may not be able to pay this debt if it becomes immediately due and payable.

If we decide to expand our presence in the assisted living industry, we would become subject to risks in a market in which we have limited experience.

The majority of our facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living industry, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operations generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operations. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing and assisted living are regulated by different agencies, and we have less experience with the agencies that regulate assisted living. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living industry, we would have to change our existing business model, which could have an adverse affect on our business.

If our referral sources fail to view us as an attractive skilled nursing provider, or if our referral sources otherwise refer fewer patients, our patient base may decrease.

We rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract appropriate residents and patients to our facilities. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of our patient care and our efforts to establish and build a relationship with our referral sources. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships, or if we are perceived by our referral sources as not providing high quality patient care, our occupancy rate and the quality of our patient mix could suffer. In addition, if any of our referral sources have a reduction in patients whom they can refer due to a decrease in their business, our occupancy rate and the quality of our patient mix could suffer.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.

Continued expansion of our business through the acquisition of existing facilities, expansion of our existing facilities and construction of new facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, some of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

Delays in reimbursement may cause liquidity problems.

If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in August 2007, we experienced a four week reimbursement delay in California due to a budget impasse in the California legislature that was resolved in September 2007. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.

Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.

Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of September 30, 2007 was approximately $6.7 million. In addition, we would be required to pay a prepayment penalty of approximately $0.3 million if this mortgage was repaid on September 30, 2007. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our facilities and equipment.

Our ability to maintain and enhance our facilities and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our facilities and equipment. Some of our competitors may operate facilities that are not as old as ours, or may appear more modernized than our facilities, and therefore may be more attractive to prospective patients. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging facilities. If we are unable to direct the necessary financial and human resources to the maintenance of, upgrades to and modernization of our facilities and equipment, our business may suffer.

Failure to comply with existing environmental laws could result in increased expenditures, litigation and potential loss to our business and in our asset value.

Our operations are subject to regulations under various federal, state and local environmental laws, primarily those relating to the handling, storage, transportation, treatment and disposal of medical waste; the identification and warning of the presence of asbestos-containing materials in buildings, as well as the encapsulation or removal of such materials; and the presence of other substances in the indoor environment.

Our facilities generate infectious or other hazardous medical waste due to the illness or physical condition of the patients. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste, but the use of a waste management company does not immunize us from alleged violations of such laws for operations for which we are responsible even if carried out by a third party, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.

Some of the facilities we lease, own or may acquire may have asbestos-containing materials. Federal regulations require building owners and those exercising control over a building’s management to identify and warn their employees and other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials. The presence of asbestos-containing materials, or the failure to properly dispose of or remediate such materials, also may adversely affect our ability to attract and retain patients and staff, to borrow when using such property as collateral or to make improvements to such property.

The presence of mold, lead-based paint, underground storage tanks, contaminants in drinking water, radon and/or other substances at any of the facilities we lease, own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a facility to retain or attract patients and staff and could adversely affect a facility’s market value and ultimately could lead to the temporary or permanent closure of the facility.

If we fail to comply with applicable environmental laws, we would face increased expenditures in terms of fines and remediation of the underlying problems, potential litigation relating to exposure to such materials, and a potential decrease in value to our business and in the value of our underlying assets.

We are unable to predict the future course of federal, state and local environmental regulation and legislation. Changes in the environmental regulatory framework could result in increased costs. In addition, because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions in the manner in which we operate our facilities.

If we fail to safeguard the monies held in our patient trust funds, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties

Each of our facilities is required by federal law to maintain a patient trust fund to safeguard certain assets of their residents and patients. If any money held in a patient trust fund is misappropriated, we are required to reimburse the patient trust fund for the amount of money that was misappropriated. In 2005 we became aware of two separate and unrelated instances of employees misappropriating an aggregate of approximately $380,000 in patient trust funds, some of which was recovered from the employees and some of which we were required to reimburse from our funds. If any monies held in our patient trust funds are misappropriated in the future and are unrecoverable, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties pursuant to federal and state laws.

We are a holding company with no operations and rely upon our multiple independent operating subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.

We are a holding company with no direct operating assets, employees or revenues. Each of our facilities is operated through a separate, wholly-owned, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or shareholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

Risks Related to Ownership of our Common Stock

We may not be able to pay or maintain dividends and the failure to do so would adversely affect our stock price.

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the Revolver with General Electric Capital Corporation (the “Lender”) restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement.

While we do not have a formal dividend policy, we currently intend to continue to pay regular quarterly dividends to the holders of our common stock, but future dividends will continue to be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by financing arrangements including pursuant to the loan and security agreement governing our revolving line of credit, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. From 2002 through 2006, we paid aggregate annual dividends equal to approximately 5% to 10% of our net income. We may not be able to pay or maintain dividends, and we may at any time elect not to pay dividends but to retain cash for other purposes. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our beds and monthly patient fees will increase our actual cash available for dividends to stockholders. It is possible that we may pay dividends in a future period that may exceed our net income for such period. The failure to pay or maintain dividends could adversely affect our stock price.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of November 30, 2007, our executive officers, directors and their affiliates beneficially own or control approximately 61.0% of the outstanding shares of our common stock, of which Roy Christensen, our Chairman of the board of directors, Christopher Christensen, our President and Chief Executive Officer, and Gregory Stapley, our Vice President and General Counsel, beneficially own approximately 17.6%, 18.3% and 5.5%, respectively, of the outstanding shares. Accordingly, our current executive officers, directors and their affiliates, if they act together, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending or settling the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, series of preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to any distribution to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their share holdings in us. We also intend to continue to actively pursue acquisitions of facilities and may issue shares of stock in connection with these acquisitions.

Any shares issued in connection with our acquisitions, the exercise of outstanding stock options or otherwise would dilute the holdings of the investors who purchase our shares.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

We produce our consolidated financial statements in accordance with the requirements of GAAP.  Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting. This requirement will apply to us starting with our annual report for the year ended December 31, 2008.

During 2006, we identified certain accounting errors in our financial statements for the three years ended December 31, 2005. These errors primarily related to the appropriate classification of self-insurance liabilities between short-term and long-term. As a result of discovering these errors, we undertook a further review of our historical financial statements and identified similar reclassifications to deferred taxes and captive insurance subsidiary cash and cash equivalents. Following this review, our board of directors and independent registered public accounting firm concluded that an amendment of our consolidated financial statements, which included the restatement of our financial statements for the three years ended December 31, 2005, was necessary. It was not deemed that these errors were caused by a significant deficiency or material weakness in internal controls over financial reporting.

As we prepare to comply with Section 404, we may identify significant deficiencies or errors that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are not effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

If we fail to implement the requirements of Section 404 in a timely manner, we may also be subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission or NASDAQ.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the Securities and Exchange Commission, and requirements of NASDAQ. As a result, we will incur significant legal, accounting and other expenses. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management, requires us to have additional finance and accounting staff, makes it difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities difficult, time consuming and costly. Among other things, we are required to:

•                  maintain a comprehensive compliance function;

•                  maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;

•                  design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 and the related rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•                  prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;

•                  involve and retain outside counsel and accountants in the above activities; and

•                  maintain an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support us in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our independent registered public accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

In addition to the effect that the concentration of ownership by our significant stockholders may have, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management, even if doing so might be beneficial to our stockholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions set forth in our amended and restated certificate of incorporation or amended and restated bylaws include:

•                  our board of directors are authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•                  advance notice requirements for stockholders to nominate individuals to serve on our board of directors or to submit proposals that can be acted upon at stockholder meetings;

•                  our board of directors are classified so not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

•                  stockholder action by written consent is limited;

•                  special meetings of the stockholders are permitted to be called only by the chairman of our board of directors, our chief executive officer or by a majority of our board of directors;

•                  stockholders are not permitted to cumulate their votes for the election of directors;

•                  newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors are filled only by majority vote of the remaining directors;

•                  our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•                  stockholders are permitted to amend our bylaws only upon receiving the affirmative vote of at least a majority of our outstanding common stock.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could discourage acquisition proposals and make it more difficult or expensive for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2007, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-142897) relating to our initial public offering. The registration statement related to 4.6 million shares of our common stock, par value $0.001 per share, including 0.6 million shares of common stock subject to an over-allotment option that certain selling stockholders granted to the underwriters. On November 8, 2007, we sold 4.0 million shares of our common stock at the IPO price of $16.00, for an aggregate sale price of $64.0 million, settling those sales on November 15, 2007. On November 16, 2007, the underwriters exercised their over-allotment option and the selling stockholders sold 0.6 million shares of their common stock at an offering price of $16.00, for an aggregate sale price of $9.6 million.  The sale of the over-allotment was settled on November 20, 2007.  No proceeds from the over-allotment were distributed to us. The managing underwriters for our IPO were D.A. Davidson & Co. and Stifel, Nicolaus & Company, Incorporated.  Following the sale of the 4.6 million shares of our common stock, the offering terminated.

We paid approximately $4.5 million in underwriting discounts and commissions in connection with the offering of the shares sold on our behalf and the selling stockholders paid underwriting discounts and commissions of approximately $0.7 million in connection with the shares sold on their behalf. We also incurred an estimated $3.0 million of other offering expenses, which when added to the IPO expenses paid by us, amounted to total estimated expenses of approximately $7.5 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses paid by us, was approximately $56.5 million. We did not receive any of the proceeds from the offering that were paid to the selling stockholders.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.  As of September 30, 2007, we have not used any of the proceeds from our IPO.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of shareholders was held September 14, 2007.  The first item of business at the meeting was the election of five directors. The five nominees who received the most votes and were elected to serve for a term ending at the 2008 annual meeting of stockholders or until their successors are elected and qualified are Roy E. Christensen, Christopher R.  Christensen, Charles M. Blalack, Thomas A. Maloof and Antoinette Hubenette.  The nominees for director were elected based upon the following votes:

	For	Withheld
Roy E. Christensen	14,632,880	12,000
Christopher R. Christensen	14,524,480	120,400
Charles M. Blalack	14,635,880	9,000
Thomas A. Maloof	14,635,880	9,000
Antoinette Hubenette	14,635,880	9,000

The second item of business at the meeting was the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ended December 31, 2007. The appointment of Deloitte & Touche  LLP was ratified with 14,644,880 votes in favor, zero against and no abstentions.

On September 6, 2007 and October 10, 2007, we submitted to a vote of our security holders the following matters: (i) an amendment to our then effective certificate of incorporation to increase the number of authorized shares of common stock to 75 million, (ii) approval of an amended and restated certificate of incorporation, which became effective upon the completion of our initial public offering in November 2007, (iii) approval of amended and restated bylaws, which became effective upon the completion of our initial public offering in November 2007 (iv) approval of our 2007 Omnibus Incentive Plan, which became effective upon the effectiveness of the Registration Statement, and (v) approval of the indemnification agreement to be entered into by us and each of our directors and executive officers. Each of the foregoing matters was approved, by written consent, by stockholders holding 8,972,000 shares of our common stock and all of our outstanding preferred stock.

Item 5.  Other Information

On November 27, 2007, one of our employees was issued 1,500 shares of common stock for an aggregate purchase price of $11,250 in cash, pursuant to the exercise of a stock option. On December 10, 2007, one of our employees was issued 8,500 shares of our common stock for an aggregate purchase price of $63,750 in cash, pursuant to the exercise of a stock option. The common stock issuances under the our equity incentive plans were made in reliance upon the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or Section 4(2) of the Securities Act.

Item 6.  Exhibits

Exhibit	Description
3.1*	Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007
3.2*	Amended and Restated Bylaws of The Ensign Group, Inc.
10.1+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan(1)
10.2+	Form of 2007 Omnibus Incentive Plan Stock Option Agreement(1)
10.3+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement(1)
10.4+	Form of Indemnification Agreement for directors, officers and certain key employees(1)
10.5

Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender(1)

10.6

Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender(1)

10.7

Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation(1)

10.8	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007(1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                        New exhibit filed with this report.

+                                        Indicates management contract or compensatory plan

(1)                                 Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 Registration No. 333-142897 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

December 21, 2007	BY:	/s/ ALAN J. NORMAN
Alan J. Norman
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description
3.1*	Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007
3.2*	Amended and Restated Bylaws of The Ensign Group, Inc.
10.1+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan(1)
10.2+	Form of 2007 Omnibus Incentive Plan Stock Option Agreement(1)
10.3+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement(1)
10.4+	Form of Indemnification Agreement for directors, officers and certain key employees(1)
10.5

Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender(1)

10.6

Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender(1)

10.7

Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation(1)

10.8	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007(1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                        New exhibit filed with this report.

+                                        Indicates management contract or compensatory plan

(1)                                 Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 Registration No. 333-142897 and incorporated herein by reference.