Form 10-K
period 2007-12-31
ENSIGN GROUP, INC
filed 2008-03-06
CIK 1125376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission file number:  001-33757

THE ENSIGN GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0861263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27101 Puerta Real, Suite 450, Mission Viejo, CA (Address of Principal Executive Offices)	92691 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(949) 487-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

Our common stock began trading on the Nasdaq Global Select Market on November 8, 2007. The aggregate market value of the common stock held by non-affiliates of the registrant on November 8, 2007 was approximately $118,331,200 based on the initial public offering price of the registrant’s common stock on November 8, 2007, of $16.00 per share. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On February 29, 2008, The Ensign Group, Inc. had 20,519,680 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Unless the context otherwise requires, we use the terms “Ensign,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to The Ensign Group, Inc. and its subsidiaries.

The Ensign Group, Inc. is a holding company. All of our facilities are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us” and “our” throughout this annual report is not meant to imply that our facilities are operated by the same entity. In addition, one of our wholly-owned subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to each operating subsidiary through contractual relationships between the Service Center and such subsidiaries. We were incorporated in 1999 in Delaware. Our corporate address is 27101 Puerta Real, Suite 450, Mission Viejo, CA 92691, and our telephone number is (949) 487-9500. Our corporate website is located at www.ensigngroup.net. The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

Ensigntm is our United States trademark. All other trademarks and trade names appearing in this annual report are the property of their respective owners.

PART I.

Item 1.	Business

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of facilities located in California, Arizona, Texas, Washington, Utah and Idaho. As of December 31, 2007, we owned or leased 61 facilities. All of our facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing, physical, occupational and speech therapies, and other rehabilitative and healthcare services and, in certain facilities, assisted living services, for both long-term residents and short-stay rehabilitation patients. Our facilities have a collective capacity of over 7,400 skilled nursing, assisted living and independent living beds. As of December 31, 2007 we owned 26 of our facilities and operated an additional 35 facilities under long-term lease arrangements, and had purchase agreements or options to purchase 10 of those 35 facilities. For the years ended December 31, 2007, 2006 and 2005 our skilled nursing services, including our integrated rehabilitative therapy services, generated approximately 97% of our revenue.

Our organizational structure is centered upon local leadership. We believe our organizational structure, which empowers leaders and staff at the facility level, is unique within the skilled nursing industry. Each of our facilities is led by highly dedicated individuals who are responsible for key operational decisions at their facilities. Facility leaders and staff are trained and incentivized to pursue superior clinical outcomes, operating efficiencies and financial performance at their facilities. In addition, our facility leaders are enabled and incentivized to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in other facilities in order to improve clinical care, maximize patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.

We view skilled nursing primarily as a local business, influenced by personal relationships and community reputation. We believe our success is largely dependent upon our ability to build strong relationships with key stakeholders from the local healthcare community, based upon a solid foundation of reliably superior care. Accordingly, our brand strategy is focused on encouraging the leaders and staff of each facility to focus on clinical excellence, and promote their facility independently within their local community.

Much of our historical growth can be attributed to our expertise in acquiring under-performing facilities and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. We plan to continue to grow our revenue and earnings by:

•	continuing to grow our talent base and develop future leaders;

•	increasing the overall percentage or “mix” of higher-acuity residents;

•	focusing on organic growth and internal operating efficiencies;

•	continuing to acquire additional facilities in existing and new markets; and

•	expanding and renovating our existing facilities, and potentially constructing new facilities.

Company History

Our company was formed in 1999 with the goal of establishing a new level of quality care within the skilled nursing industry. The name “Ensign” is synonymous with a “flag” or a “standard,” and refers to our goal of setting the standard by which all others are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our facilities, and set a new industry standard for quality skilled nursing and rehabilitative care services.

We have an established track record of successful acquisitions. Many of our earliest acquisitions were completed at a time when the skilled nursing industry was undergoing a major restructuring. From 2001 to 2003, we acquired a number of underperforming facilities, as several long-term care providers disposed of troubled facilities from their portfolios. We then applied our core operating expertise to turn these facilities around, both clinically and financially. In 2004 and 2005, we focused on the integration and improvement of our existing operations while limiting our acquisitions to strategically situated properties, acquiring five facilities over that period.

We organized our facilities into five portfolio companies in 2006, which we believe has enabled us to attract additional qualified leadership talent, and to identify, acquire, and improve facilities at a generally faster rate. With the introduction of the new portfolio companies and our New Market CEO program, described below, in early 2006, our acquisition activity accelerated, allowing us to add 15 facilities between January 1, 2006 and July 31, 2007. We then effectively suspended our acquisition program while we effected our initial public offering, which was completed in November 2007. (See “— Recent Developments”). The following table summarizes our growth from our formation in 1999 through December 31, 2007:

Cumulative Facility Growth

	As of December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007

Cumulative number of facilities	5	13	19	24	41	43	46	57	61
Cumulative number of skilled nursing, assisted living and independent living beds(1)	710	1,645	2,244	2,919	5,147	5,401	5,780	6,940	7,448

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of December 31, 2007. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of beds at each facility and may differ from the number of beds at the time of acquisition. We may also temporarily or permanently expand or reduce the number of beds in connection with renovations or expansions of specific facilities. All bed counts are licensed beds except independent living beds, and may not reflect the number of beds actually available for patient use.

Recent Developments

Reorganization of Operations under Portfolio Companies.  To preserve our entrepreneurial culture and the scalability of our leadership-centered management model, we have created several portfolio companies, each with its own president and resources. We believe that this structure is allowing us to better maintain organizational and individual development across our large and rapidly-growing organization, while continuing to maintain our “one-facility-at-a-time” focus, and to implement the key principles that have contributed to our success to date. To facilitate this internal reorganization, we formed the following five separate portfolio companies in 2006:

•	The Flagstone Group, Inc., with 15 facilities and 1,792 licensed beds(1) in Southern California;

•	Touchstone Care, Inc., with ten facilities and 1,208 licensed beds(1) in the Los Angeles area and in Southern California’s Inland Empire and Palm Springs markets;

•	Northern Pioneers Healthcare, Inc., with nine facilities and 812 licensed beds(1) in Northern California and Washington;

•	Keystone Care, Inc., with 15 facilities and 1,684 licensed beds(1) in Texas, Utah and Idaho; and

•	Bandera Healthcare, Inc., with 12 facilities and 1,952 licensed beds(1) in Arizona.

(1)	All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

As noted above, each of our portfolio companies has its own president. These presidents, who are experienced and proven leaders taken from the ranks of our facility CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this reorganization has improved the quality of our recruiting and will continue to facilitate successful acquisitions.

New Market CEO Program.  In order to broaden our reach to new markets, and in and effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring facilities and establishing an operating platform for future growth.

We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.

Recent Acquisition History and Growth.  Since January 1, 2007, we added an aggregate of four facilities located in Texas and Utah that we had not operated previously, three of which we purchased and one of which we acquired under a long-term lease arrangement with a purchase option. Three of these acquisitions are skilled nursing facilities, and one offers both skilled nursing and assisted living services. These facilities contributed 508 licensed beds to our operations, increasing our total capacity by 7%. In Texas, we have increased our capacity since January 1, 2007 by 282 beds, or approximately 32%. In Utah, we have increased our capacity since January 1, 2007 by 226 beds, or 105%.

The following table sets forth the location and number of licensed and independent living beds located at our facilities as of December 31, 2007:

	CA	AZ	TX	UT	WA	ID	Total

Number of facilities	31	12	10	4	3	1	61
Skilled nursing, assisted living and independent living beds(1)	3,529	1,952	1,154	442	283	88	7,448

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of December 31, 2007. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

Industry Trends

The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The skilled nursing industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:

•	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are serving a larger population of higher-acuity patients than in the past.

•	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•	Improving Supply and Demand Balance. The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•	Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. According to U.S. Census Bureau Interim Projections, there were 38 million people in the

United States in 2007 that were over 65 years old. The U.S. Census Bureau estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.

We believe the skilled nursing industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside the family for their care.

Effects of Changing Prices.  Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of January 1, 2006, the RUG categories were expanded from 44 to 53, with increased reimbursement rates for treating higher acuity patients. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced, with a corresponding adverse impact on our financial condition or results of operation.

The Deficit Reduction Act of 2005 (DRA) was expected to significantly reduce net Medicare and Medicaid spending. Prior to the DRA, caps on annual reimbursements for rehabilitation therapy became effective on January 1, 2006. The DRA provides for exceptions to those caps for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B and provided in 2006. The Tax Relief and Health Care Act of 2006 extended the exceptions through the end of 2007. The Medicare, Medicaid and SCHIP Extension Act of 2007 extended these exceptions until June 30, 2008.

On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which, if enacted, would significantly reduce Medicare spending totaling $182 billion over five years. Approximately 62% of the proposed five-year reduction total results from reductions in provider update factors, including a three-year freeze for skilled nursing facilities followed by annual updates of the inflation adjustment (or market basket) minus 0.65 percentage points indefinitely thereafter. Additional proposals would reduce provider payments by phasing out bad debt payments to skilled nursing facilities and imposing payment adjustments for five conditions commonly treated in skilled nursing facilities. Further, the proposed budget reiterates a proposal offered in past years by establishing an automatic annual 0.4 percent payment reduction that would take effect absent other Congressional action if general fund expenditures for Medicare exceed 45 percent. The budget also includes a series of proposals having an affect on Medicaid. For example, the budget proposes $18.2 billion in five-year savings from Medicaid, more than half of which, $10.1 billion, would come from reducing matching rates for administrative costs, case management, family planning services, and qualifying individuals.

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Risk Factors — Risks Related to Our Industry — “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” and “If Medicare reimbursement rates decline, our revenue, financial condition and results of operations could be adversely affected.” The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

Competition

The skilled nursing industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. We also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the skilled nursing industry are:

•	ability to attract and to retain qualified management and caregivers;

•	reputation and commitment to quality;

•	attractiveness and location of facilities;

•	the expertise and commitment of the facility management team and employees;

•	community value, including amenities and ancillary services; and

•	for private pay and HMO patients, price of services.

We seek to compete effectively in each market by establishing a reputation within the local community as the “facility of choice.” This means that the facility leaders are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then create a superior service offering and reputation for that particular community or market that is calculated to encourage prospective customers and referral sources to choose or recommend the facility.

Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we offer, and may therefore attract individuals who are currently residents of our facilities, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or accept lower margins than us and, therefore, provide services at lower prices than we offer.

Our Competitive Strengths

We believe that we are well positioned to benefit from the ongoing changes within our industry. We believe that our ability to acquire, integrate and improve our facilities is a direct result of the following key competitive strengths:

Experienced and Dedicated Employees.  We believe that our employees are among the best in the skilled nursing industry. We believe each of our facilities is led by an experienced and caring leadership team, including a dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual facilities. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to lead our facilities. These leaders operate their facilities as separate local businesses. With broad local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

Unique Incentive Programs.  We believe that our employee compensation programs are unique within the skilled nursing industry. Employee stock options and performance bonuses, based on achieving target clinical quality and financial benchmarks, represent a significant component of total compensation for our facility leaders. We believe that these compensation programs assist us in encouraging our facility leaders and key employees to act with a shared ownership mentality. Furthermore, our facility leaders are incentivized to help local facilities within a defined “cluster,” which is a group of geographically-proximate facilities that share clinical best practices, real-time financial data and other resources and information.

Staff and Leadership Development.  We have a company-wide commitment to ongoing education, training and professional development. Accordingly, our facility leaders participate in regular training. Most participate in training sessions at Ensign University, our in-house educational system, generally four or five times each year. Other training opportunities are generally offered on a monthly basis. Training and educational topics include leadership development, our values, updates on Medicaid and Medicare billing requirements, updates on new regulations or legislation, emerging healthcare service alternatives and other relevant clinical, business and industry specific coursework. Additionally, we encourage and provide ongoing education classes for our clinical staff to maintain licensing and increase the breadth of their knowledge and expertise. We believe that our commitment to, and substantial investment in, ongoing education will further strengthen the quality of our facility leaders and staff, and the quality of the care they provide to our patients and residents.

Innovative Service Center Approach.  We do not maintain a corporate headquarters; rather, we operate a Service Center to support the efforts of each facility. Our Service Center is a dedicated service organization that acts as a resource and provides centralized information technology, human resources, accounting, payroll, legal, risk management, educational and other key services, so that local facility leaders can focus on delivering top-quality care and efficient business operations. Our Service Center approach allows individual facilities to function with the strength, synergies and economies of scale found in larger organizations, but without what we believe are the disadvantages of a top-down management structure or corporate hierarchy. We believe our Service Center approach is unique within the industry, and allows us to preserve the “one-facility-at-a-time” focus and culture that has contributed to our success.

Proven Track Record of Successful Acquisitions.  We have established a disciplined acquisition strategy that is focused on selectively acquiring facilities within our target markets. Our acquisition strategy is highly operations driven. Prospective facility leaders are included in the decision making process and compensated as these acquired facilities reach pre-established clinical quality and financial benchmarks, helping to ensure that we only undertake acquisitions that key leaders believe can become clinically sound and contribute to our financial performance.

Since April 1999, we have acquired 61 facilities with over 7,400 beds, including 671 beds in our 460 assisted living units and 84 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

Reputation for Quality Care.  We believe that we have achieved a reputation for high-quality and cost-effective care and services to our patients and residents within the communities we serve. We believe that our reputation for quality, coupled with the integrated skilled nursing and rehabilitation services that we offer, allows us to attract patients that require more intensive and medically complex care and generally result in higher reimbursement rates than lower acuity patients.

Community Focused Approach.  We view skilled nursing care primarily as a local, community-based business. Our local leadership-centered management culture enables each facility’s nursing and support staff and leaders to meet the unique needs of their residents and local communities. We believe that our commitment to this “one-facility-at-a-time” philosophy helps to ensure that each facility, its residents, their family members and the community will receive the individualized attention they need. By serving our residents, their families, the community and our fellow healthcare professionals, we strive to make each individual facility the facility of choice in its local community.

We further believe that when choosing a healthcare provider, consumers usually choose a person or people they know and trust, rather than a corporation or business. Therefore, rather than pursuing a traditional organization-wide branding strategy, we actively seek to develop the facility brand at the local level, serving and marketing one-on-one to caregivers, our residents, their families, the community and our fellow healthcare professionals in the local market.

Attractive Asset Base.  We believe that our facilities are among the best-operated in their respective markets. As of December 31, 2007, we owned 26 of the 61 facilities that we operated, and had purchase agreements or options to purchase ten of the 35 facilities that we operated under long-term lease arrangements. We will consider exercising some or all of these purchase options as they become exercisable, and we expect that we will own a higher percentage of our facilities in the future than we currently own. Assuming that we consummate our pending purchase agreement, we eventually exercise all purchase options we currently hold and we don’t dispose of any of our current facilities, we would own approximately 59% of the facilities we currently operate. By owning our facilities, we believe we will have better control over our occupancy costs over time, as well as increased financial and operational flexibility. We continually invest in our facilities, both owned and leased, to keep them physically attractive and clinically sound.

Investment in Information Technology.  We have acquired information technology that enables our facility leaders to access, and to share with their peers, both clinical and financial performance data in real time. Armed with relevant and current information, our facility leaders and their management teams are able to share best practices and latest information, adjust to challenges and opportunities on a timely basis, improve quality of care, mitigate risk and improve both clinical outcomes and financial performance. We have also invested in specialized healthcare technology systems to assist our nursing and support staff. We have installed automated software and touch-screen interface systems in each facility to enable our clinical staff to more efficiently monitor and deliver patient care and record patient information. We believe these systems have improved the quality of our medical and billing records, while improving the productivity of our staff.

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each facility. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire a facility only when we believe, among other things, that we will have qualified leadership for that facility. To develop these leaders, we have a rigorous “Administrator-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our facilities. As of December 31, 2007, 12 prospective administrators were progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to a facility, they continue to learn and develop in our facility Chief Executive Officer Program, which facilitates the continued development of these talented business leaders into outstanding facility CEOs, through regular peer review, our Ensign University and on-the-job training.

In addition, our facility Chief Operating Officer Program recruits and trains highly-qualified Directors of Nursing to lead the clinical programs in our facilities. Working together with their facility CEO and/or administrator, other key facility leaders and front-line staff, these experienced nurses manage delivery of care and other clinical personnel and programs to optimize both clinical outcomes and employee and patient satisfaction.

Increase Mix of High Acuity Patients.  Many skilled nursing facilities are serving an increasingly larger population of patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, as a result of government and other payors seeking lower-cost alternatives to traditional acute-care hospitals. We generally receive higher reimbursement rates for providing care for these patients. In addition, many of these patients require therapy and other rehabilitative services, which we are able to provide as part of our integrated service offerings. Where therapy services are prescribed by a patient’s physician or other healthcare professional, we generally receive additional revenue in connection with the provision of those services. By making these integrated services available to such patients, and maintaining established clinical standards in the delivery of those services, we are able to increase our overall revenues. We believe that we can continue to attract high acuity patients and therapy patients to our facilities by maintaining and enhancing our reputation for quality care, continuing our community focused approach, and strengthening our referral networks.

Focus on Organic Growth and Internal Operating Efficiencies.  We are able to grow organically through our ability to increase patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering real opportunities to improve financial performance within our existing facilities, as we seek to improve overall occupancy beyond our average rates for the years ended December 31, 2007, 2006 and 2005 of 77.8%, 81.1% and 82.0%, respectively.

We also believe we can generate organic growth by improving operating efficiencies and the quality of care at the patient level. By focusing on staff development, clinical systems and the efficient delivery of quality patient care, we believe we are able to deliver higher quality care at lower costs than many of our competitors.

We also have achieved incremental occupancy and revenue growth by creating or expanding outpatient therapy programs in existing facilities. Physical, occupational and speech therapy services account for a significant portion of revenue in most of our skilled nursing facilities. By expanding therapy programs to provide outpatient services in many markets, we are able to increase revenue while spreading the fixed costs of maintaining these programs over a larger patient base. Outpatient therapy has also proven to be an effective marketing tool, raising the visibility of our facilities in their local communities and enhancing the reputation of our facilities with short-stay rehabilitation patients.

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of existing facilities from third parties, the expansion of current facilities, and the potential construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring facilities within select geographic markets and may consider the construction of new facilities. In addition, historically we have targeted facilities that we believed were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following acquisition. For the 34 facilities that we acquired from 2001 through the first quarter of 2006, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.4% during the first full three months of operations to 14.2% during the thirteenth through fifteenth months of operations.

Labor

The operation of our skilled nursing and assisted living facilities requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2007, we had approximately 5,603 full-time equivalent employees, employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2007, approximately 67% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

The healthcare industry as a whole has been experiencing shortages of qualified professional clinical staff. We believe that our ability to attract and retain qualified professional clinical staff stems from our ability to offer attractive wage and benefits packages, a high level of employee training, an empowered culture that provides incentives for individual efforts and a quality of work environment.

In 2002, a majority of certain categories of service and maintenance employees at one of our facilities voted to accept union representation. We are currently involved in collective bargaining with this union, but have not yet consummated a collective bargaining agreement. With the exception of this facility, to our knowledge the staff at our facilities that have been approached to unionize have rejected union organizing efforts. We consider our relationship with our employees to be good and have never experienced a work stoppage.

Government Regulation

The regulatory environment within the skilled nursing industry continues to intensify in the amount and type of laws and regulations affecting it. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our facilities we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback laws, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (OSHA). Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

Skilled nursing facilities are also subject to various regulations and licensing requirements promulgated by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state and these requirements can affect, among other things, personnel education and training, patient and personnel records, facility services, staffing levels, monitoring of patient wellness, patient furnishings, housekeeping services, dietary requirements, emergency plans and procedures, certification and licensing of staff prior to beginning employment, and patient rights. These laws and regulations could limit our ability to expand into new markets and to expand our services and facilities in existing markets.

Regulations Regarding Our Facilities.  Governmental and other authorities periodically inspect our facilities to assess our compliance with various standards. The intensified regulatory and enforcement environment continues to impact healthcare providers, as these providers respond to periodic surveys and other inspections by governmental authorities and act on any noncompliance identified in the inspection process. Unannounced surveys or inspections generally occur at least annually, and also following a government agency’s receipt of a complaint about a facility. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration program at some facilities, and to comply with our provider contracts with managed care clients at many facilities. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on facilities such as admission holds, provisional skilled nursing license or increased staffing requirements. If our facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, or lose our state licenses to operate the facilities.

Regulations Protecting Against Fraud.  Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 (BBA)

expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act, alleging that a healthcare provider has defrauded the government. These claimants may seek treble damages for false claims and payment of additional civil monetary penalties. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Due to these “whistleblower” incentives, suits have become more frequent.

Regulations Regarding Financial Arrangements.  We are also subject to federal and state laws that regulate financial arrangement by healthcare providers, such as the federal and state anti-kickback laws, the Stark laws, and various state referral laws.

The federal anti-kickback laws and similar state laws make it unlawful for any person to pay, receive, offer, or solicit any benefit, directly or indirectly, for the referral or commendation for products or services which are eligible for payment under federal healthcare programs, including Medicare and Medicaid. For the purposes of the anti-kickback law, a “federal healthcare program” includes Medicare and Medicaid programs and any other plan or program that provides health benefits which are funded directly, in whole or in part, by the United States Government.

The arrangements prohibited under these anti-kickback laws can involve nursing homes, hospitals, physicians and other healthcare providers, plans and suppliers. These laws have been interpreted very broadly to include a number of practices and relationships between healthcare providers and sources of patient referral. The scope of prohibited payments is very broad, including anything of value, whether offered directly or indirectly, in cash or in kind. Federal “safe harbor” regulations describe certain arrangements that will not be deemed to constitute violations of the anti-kickback law. Arrangements that do not comply with all of the strict requirements of a safe harbor are not necessarily illegal, but, due to the broad language of the statute, failure to comply with a safe harbor may increase the potential that a government agency or whistleblower will seek to investigate or challenge the arrangement. The safe harbors are narrow and do not cover a wide range of economic relationships.

Violations of the federal anti-kickback laws can result in criminal penalties of up to $25,000 and five years imprisonment. Violations of the anti-kickback laws can also result in civil monetary penalties of up to $50,000 and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the anti-kickback laws may also result in an individual’s or organization’s exclusion from future participation in Medicare, Medicaid and other state and federal healthcare programs. Exclusion of us or any of our key employees from the Medicare or Medicaid program could have a material adverse impact on our operations and financial condition.

In addition to these regulations, we may face adverse consequences if we violate the federal Stark laws related to certain Medicare physician referrals. The Stark laws prohibit a physician from referring Medicare patients for certain designated health services where the physician has an ownership interest in or compensation arrangement with the provider of the services, with limited exceptions. Also, any services furnished pursuant to a prohibited referral are not eligible for payment by the Medicare programs, and the provider is prohibited from billing any third party for such services. The Stark laws provide for the imposition of a civil monetary penalty of $15,000 per service and exclusion from Medicare for any person who presents or causes to be presented a bill or claim the person knows or should know is submitted in violation of the Stark laws. Such designated health services include physical therapy services; occupational therapy services; radiology services, including CT, MRI and ultrasound; durable medical equipment and services; radiation therapy services and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; inpatient and outpatient hospital services; clinical laboratory services; and, effective January 1, 2007, diagnostic and therapeutic nuclear medical services.

Regulations Regarding Patient Record Confidentiality.  We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, the U.S. Department of Health and Human Services has issued rules pursuant to HIPAA, which relate to the privacy of certain patient information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy requirements at these facilities. We believe that we are in compliance with all current HIPAA laws and regulations.

Antitrust Laws.  We are also subject to federal and state antitrust laws. Enforcement of the antitrust laws against healthcare providers is common, and antitrust liability may arise in a wide variety of circumstances, including third party contracting, physician relations, joint venture, merger, affiliation and acquisition activities. In some respects, the application of federal and state antitrust laws to healthcare is still evolving, and enforcement activity by federal and state agencies appears to be increasing. At various times, healthcare providers and insurance and managed care organizations may be subject to an investigation by a governmental agency charged with the enforcement of antitrust laws, or may be subject to administrative or judicial action by a federal or state agency or a private party. Violators of the antitrust laws could be subject to criminal and civil enforcement by federal and state agencies, as well as by private litigants.

Environmental Matters

Our business is subject to a variety of federal, state and local environmental laws and regulations. As a healthcare provider, we face regulatory requirements in areas of air and water quality control, medical and low-level radioactive waste management and disposal, asbestos management, response to mold and lead-based paint in our facilities and employee safety.

As an owner or operator of our facilities, we also may be required to investigate and remediate hazardous substances that are located on and/or under the property, including any such substances that may have migrated off, or may have been discharged or transported from the property. Part of our operations involves the handling, use, storage, transportation, disposal and discharge of medical, biological, infectious, toxic, flammable and other hazardous materials, wastes, pollutants or contaminants. In addition, we are sometimes unable to determine with certainty whether prior uses of our facilities and properties or surrounding properties may have produced continuing environmental contamination or noncompliance, particularly where the timing or cost of making such determinations is not deemed cost-effective. These activities, as well as the possible presence of such materials in, on and under our properties, may result in damage to individuals, property or the environment; may interrupt operations or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance.

We believe that we are in material compliance with applicable environmental and occupational health and safety requirements. However, we cannot assure you that we will not encounter environmental liabilities in the future, and such liabilities may result in material adverse consequences to our operations or financial condition.

Payor Sources

Total Revenue by Payor Sources.  We derive revenue primarily from the Medicaid and Medicare programs, private pay patients and managed care payors. Medicaid typically covers patients that require standard room and board services, and provides reimbursement rates that are generally lower than rates earned from other sources. We monitor our quality mix, which is the percentage of non-Medicaid revenue from each of our facilities, to measure the level of more attractive reimbursements that we received across each of our business units. We intend to continue to focus on enhancing our care offerings to accommodate more high acuity patients.

Medicaid.  Medicaid is a state-administered program financed by state funds and matching federal funds. Medicaid programs are administered by the states and their political subdivisions, and often go by state-specific names, such as Medi-Cal in California and the Arizona Healthcare Cost Containment System in Arizona. Medicaid programs generally provide health benefits for qualifying individuals, and may supplement Medicare benefits for financially needy persons aged 65 and older. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines.

Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is the largest source of funding for nursing home facilities.

Private and Other Payors.  Private and other payors consist primarily of individuals, family members or other third parties who directly pay for the services we provide.

Medicare.  Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must meet the CMS, “Conditions of Participation” on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of and care needed by, the beneficiary. Medicare skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

Managed Care and Private Insurance.  Managed care patients consist of individuals who are insured by a third-party entity, typically a senior HMO plan, or who are Medicare beneficiaries who have assigned their Medicare benefits to a senior HMO plan. Another type of insurance, long-term care insurance, is also becoming more widely available to consumers, but is not expected to contribute significantly to industry revenues in the near term.

Billing and Reimbursement.  Our revenue from government payors, including Medicare and state Medicaid agencies is subject to retroactive adjustments in the form of claimed overpayments and underpayments based on rate adjustments, asserted billing and reimbursement errors, and claimed overpayments and underpayments. We believe billing and reimbursement errors, disagreements, overpayments and underpayments are common in our industry, and we are regularly engaged with government payors and their fiscal intermediaries in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the processes related to patient diagnosis and care, recordkeeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce.

We take seriously our responsibility to act appropriately under applicable laws and regulations, including Medicare and Medicaid billing and reimbursement laws and regulations. Accordingly, we employ accounting, reimbursement and compliance specialists who train, mentor and assist our clerical, clinical and rehabilitation staffs in the preparation of claims and supporting documentation, regularly monitor billing and reimbursement practices within our facilities, and assist with the appeal of overpayment and recoupment claims generated by governmental, fiscal intermediary and other auditors and reviewers. In addition, due to the potentially serious consequences that could arise from any impropriety in our billing and reimbursement processes, we investigate all allegations of impropriety or irregularity relative thereto, and sometimes do so with the aid of outside auditors, other than our independent registered public accounting firm, attorneys and other professionals.

Whether information about our billing and reimbursement processes is obtained from external sources or activities such as Medicare and Medicaid audits or probe reviews, internal investigations such as the one recently completed (discussed below in Risk Factors), or our regular day-to-day monitoring and training activities, we collect and utilize such information to improve our billing and reimbursement functions and the various processes related thereto. While, like other operators in our industry, we experience billing and reimbursement errors, disagreements and other effects of the inherent subjectivities in reimbursement processes on a regular basis, we believe that we are in substantial compliance with applicable Medicare and Medicaid reimbursement requirements. We continually strive to improve the efficiency and accuracy of all of our operational and business functions, including our billing and reimbursement processes.

The following table sets forth the payor sources of our total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Payor Sources for All Facilities:
Medicare	$123,170	$117,511	$96,208
Managed care	52,779	44,487	33,484
Private and other payors(1)	52,579	45,312	39,831
Medicaid	182,790	151,264	131,327

Total revenue	$411,318	$358,574	$300,850

(1)	Includes revenue from our assisted living facilities.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
Percentage of Skilled Nursing Days:	2007	2006	2005

Medicare	13.7%	15.0%	14.3%
Managed care	9.0	9.3	8.1

Skilled mix	22.7	24.3	22.4
Private and other payors	13.0	13.1	13.6

Quality mix	35.7	37.4	36.0
Medicaid	64.3	62.6	64.0

Total skilled nursing	100.0%	100.0%	100.0%

Reimbursement for Specific Services

Reimbursement for Skilled Nursing Services.  Skilled nursing facility revenue is primarily derived from Medicaid, private pay, managed care and Medicare payors. Our skilled nursing facilities provide Medicaid-covered services to eligible individuals consisting of nursing care, room and board and social services. In addition, states may, at their option, cover other services such as physical, occupational and speech therapies.

Reimbursement for Rehabilitation Therapy Services.  Rehabilitation therapy revenue is primarily received from private pay and Medicare for services provided at skilled nursing facilities and assisted living facilities. The payments are based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Reimbursement for Assisted Living Services.  Assisted living facility revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. In addition, Medicaid or other state-specific programs in some states where we operate supplement payments for board and care services provided in assisted living facilities.

Available Information

We are subject to the reporting requirements under the Securities and Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or

15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at http://www. sec.gov.

You may also find on our website at http://www. ensigngroup.net, electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Information contained in our website is not deemed to be a part of this Annual Report.

Item 1A.	Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business and Industry

Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived approximately 44% and 30% of our revenue from the Medicaid and Medicare programs, respectively, for the year ended December 31, 2007 and 42% and 33% for the year ended December 31, 2006, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations could be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

Medicare payments for skilled nursing services are paid on a case-mix adjusted per diem prospective payment system (PPS) for all routine, ancillary and capital-related costs. The prospective payment for skilled nursing services is based solely on the adjusted federal per diem rate. Although Medicare payment rates under the skilled nursing facility PPS increased temporarily for federal fiscal years 2003 and 2004, new payment rates for federal fiscal year 2005 took effect for discharges beginning October 1, 2004. A regulation by CMS sets forth a schedule of prospective payment rates applicable to Medicare Part A skilled nursing services that took effect on October 1, 2007, and included a full market basket increase of 3.3%. There can be no assurance that the skilled nursing facility PPS rates will be sufficient to cover our actual costs of providing skilled nursing facility services.

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

We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the processes related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce.

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

Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed post-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification.

Separately, the federal government has also introduced a program that utilizes independent contractors (other than the fiscal intermediaries) to identify and recoup Medicare overpayments. These contractors are paid a contingent fee based on recoupments. In 2007 this program was extended and expanded, and it could be extended or expanded further in the future based on the recommendation of CMS and the decision of Congress. Should this occur, we anticipate that the number of overpayment reviews could increase in the future, and that the reviewers could be more aggressive in making claims for recoupment. If future Medicare reviews result in significant refund payments to the federal government, it would have an adverse effect on our financial results.

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

Each year the federal government releases a budget proposal, which, if enacted, may have a material affect on our business. On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which, if enacted, would significantly reduce Medicare spending totaling $182 billion over five years. Approximately 62% of the proposed five-year reduction total results from reductions in provider update factors, including a three-year freeze for skilled nursing facilities followed by annual updates of the inflation adjustment (or market basket) minus 0.65 percentage points indefinitely thereafter. Additional proposals would reduce provider payments by phasing out bad debt payments to skilled nursing facilities and imposing payment adjustments for five conditions commonly treated in skilled nursing facilities. Further, the proposed budget reiterates a proposal offered in past years by establishing an automatic annual 0.4 percent payment reduction that would take effect absent other Congressional action if general fund expenditures for Medicare exceed 45 percent. The budget also includes a series of proposals having an affect on Medicaid. For example, the budget proposes $18.2 billion in five-year savings from Medicaid, more than half of which, $10.1 billion, would come from reducing matching rates for administrative costs, case management, family planning services, and qualifying individuals.

Annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future revenue and profitability or cause us to incur losses.

Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The BBA requires a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 at $1,740 for physical therapy and speech therapy, and $1,740 for occupational therapy. Each of these caps increased to $1,780 on January 1, 2007 and $1,810 on January 1, 2008.

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. The Tax Relief and Health Care Act of 2006 extended the exceptions through the end of 2007. The Medicare, Medicaid and SCHIP Extension Act of 2007 extended these exceptions until June 30, 2008.

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

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. For example, legislation was recently introduced in the U.S. Senate that would require increased public disclosure about our facilities and significantly increase the size of penalties the government can impose for certain deficiencies. We believe that such regulations may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. Changes in existing laws or regulations, or the enactment of new laws or regulations, could negatively impact our business. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs.

We are subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-

referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

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

Public and governmental calls for increased survey and enforcement efforts against long-term care facilities could result in increased scrutiny by state and federal survey agencies.

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

In addition, CMS has adopted, and is considering additional regulations expanding, federal and state authority to impose civil monetary penalties in instances of noncompliance. When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients’ care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance.

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We currently have two facilities operating under special focus status, and the state survey agency has indicated that a portion of the historical non-compliance considered in placing one of the facilities on special focus status predated our October 2006 acquisition of the facility.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For the years ended December 31, 2007 and 2006, 74% and 75% of our revenue, respectively, was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

In addition, plaintiffs’ attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers and other long-term care companies, and have employed a wide variety of advertising and publicity strategies. Among other things, these strategies include establishing their own Internet websites, paying for premium advertising space on other websites, paying Internet search engines to optimize their plaintiff solicitation advertising so that it appears in advantageous positions on Internet search results, including results from searches for our company and facilities, using newspaper, magazine and television ads targeted at customers of the healthcare industry generally, as well as at customers of specific providers, including us. From time to time, law firms claiming to specialize in long-term care litigation have named us, our facilities and other specific healthcare providers and facilities in their advertising and solicitation materials. These advertising and solicitation activities could result in more claims and litigation, which could increase our liability exposure and legal expenses, divert the time and attention of our personnel from day-to-day business operations, and materially and adversely affect our financial condition and results of operations.

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

In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank requesting documents related to financial transactions involving us, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. The U.S. Attorney voluntarily rescinded the demand before the bank delivered any documents. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at our skilled nursing facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries, and until recently we have been unable to even verify whether the investigation was continuing.

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney is conducting an investigation involving certain of our operating subsidiaries. Based on these most recent events, we believe that the United States Government may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities. To our knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or directly notified of any concerns or investigations by the U.S. Attorney or any government agency. Subsequently, in February 2008, the U.S. Attorney contacted two additional current employees. Both we and all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. To date, the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. We have continued to request a meeting with the U.S. Attorney to discuss the grand jury subpoena, our internal investigation described below, and any specific allegations or concerns they may have. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We conducted an internal investigation into the billing and reimbursement processes of some of our operating subsidiaries.

We initiated an internal investigation in November 2006 when we became aware of an allegation of possible reimbursement irregularities at one or more of our facilities. We retained outside counsel to assist us in looking into these matters. We and our outside counsel have concluded this investigation without identifying any systemic or patterns and practices of fraudulent or intentional misconduct. We made observations at certain facilities regarding areas of potential improvement in some of our recordkeeping and billing practices, and have implemented measures, some of which were already underway before the investigation began, that we believe will strengthen our recordkeeping and billing processes. None of these additional findings or observations appears to be rooted in fraudulent or intentional misconduct. We continue to evaluate the measures we have implemented for effectiveness, and we are continuing to seek ways to improve these processes.

As a byproduct of our investigation we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies exist. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $224,000, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. The remittance of these claims started with the filing of our Quarterly Credit Balance Reports which were submitted to our Medicare Fiscal Intermediary on or before January 31, 2008, and will be completed with the next Quarterly Credit Balance Reports which will be submitted on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We may be unable to complete future facility acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non-strategic operations, which would also decrease our revenue.

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

We have also historically acquired a few facilities, either because they were included in larger, indivisible groups of facilities or under other circumstances, which were or have proven to be non-strategic or less desirable, and we may consider disposing of such facilities or exchanging them for facilities which are more desirable. To the extent we dispose of such a facility without simultaneously acquiring a facility in exchange, our revenues might decrease.

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

In 2006, we acquired ten skilled nursing facilities and one assisted living facility with a total of 1,160 beds. In 2007, we acquired three skilled nursing facilities and one campus that offers both skilled nursing and assisted living services, with a total of 508 beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for any future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues. Even though we believe we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues, including, without limitation, payment recoupment related to our predecessors’ prior noncompliance and/or our own inability to quickly bring non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, or may not meet a risk profile that our investors find acceptable. For example, in October 2006 we acquired a facility that had a history of intermittent noncompliance. Based, in part, on the facility’s compliance history dating before our acquisition of the facility, local state survey agencies recommended to CMS that the facility be placed on special focus facility status. The facility will remain on special focus until it is able to successfully meet a number of heightened regulatory requirements. In addition, in July of 2006, we acquired a facility which had a history of non-compliance. Although the facility has since been surveyed by the local state survey agency and the survey met the heightened requirements to graduate from the special focus facility program, the state officials nevertheless recommend that the facility remain on the special focus facility status based on a serious incidence of non-compliance which occurred prior to our acquisition of the facility. This facility will remain in special focus until it is able to successfully meet the heightened regulatory requirements which will include passing two surveys under the heightened requirements.

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

We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews, as described above, resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $35,000 during the year ended December 31, 2007, $253,000 in fiscal year 2006 and $215,000 in fiscal year 2005. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. CMS has included two of our facilities on its recently released list of special focus facilities, which are described above and other facilities may be identified for such status in the future. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.

The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to federal and state investigations and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others take away from the time and energy that these individuals could otherwise spend on routine operations. As noted, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future. We currently have one facility whereby the provisional license status is the result of inspection deficiencies. Furthermore, in some states citations in one facility impact other facilities in the state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility’s regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations as a whole.

We may not be successful in generating internal growth at our facilities by expanding occupancy at these facilities. We also may be unable to improve patient mix at our facilities.

Overall occupancy across all of our facilities was approximately 78% and 81% at December 31, 2007 and December 31, 2006, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.

Termination of our patient admission agreements and the resulting vacancies in our facilities could cause revenue at our facilities to decline.

Most state regulations governing skilled nursing and assisted living facilities require written patient admission agreements with each patient. Several of these regulations also require that each patient have the right to terminate the patient agreement for any reason and without advance notice. Consistent with these regulations, all of our skilled nursing patient agreements allow patients to terminate their agreements without notice, and all of our assisted living resident agreements allow residents to terminate their agreements upon thirty days’ notice. Patients and residents terminate their agreements from time to time for a variety of reasons, causing some fluctuations in our overall occupancy as patients and residents are admitted and discharged in normal course. If an unusual number of patients or residents elected to terminate their agreements within a short time, occupancy levels at our facilities could decline. As a result, beds may be unoccupied for a period of time, which would have a negative impact on our revenue, financial condition and results of operations.

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

With few exceptions, workers’ compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (SIR) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in California, and elected non-subscriber status for workers compensation in Texas. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

Our self-insurance programs may expose us to significant and unexpected costs and losses.

Since 2001, we have maintained worker’s compensation and general and professional liability insurance through a wholly-owned subsidiary insurance company, Standardbearer Insurance Company, Ltd. (Standardbearer), to insure our SIR and deductibles as part of a continually evolving overall risk management strategy. In addition, from 2001 to 2002, we used Standardbearer to reinsure a “fronted” professional liability policy, and we may elect to do so again in the future. We establish the premiums to be paid to Standardbearer, and the loss reserves set by that subsidiary, based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted. Further, because our SIR under our general and professional liability and workers compensation programs applies on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could incur liability in any policy period.

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

The unwillingness on the part of both our management and staff to accede to union demands for “neutrality” and other concessions has resulted in a negative labor campaign by at least one labor union, the Service Employees International Union and its local chapter based in Oakland, California. Since 2002, this union has prosecuted a negative retaliatory publicity action, also known as a “corporate campaign,” against us and has filed, promoted or participated in multiple legal actions against us. The union’s campaign asserts, among other allegations, poor treatment of patients, inferior medical services provided by our employees, poor treatment of our employees, and health code violations by us. In addition, the union has publicly mischaracterized actions taken by the DHS against us and our facilities. In numerous cases, the union’s allegations have created the false impression that violations and other events that occurred at facilities prior to our acquisition of those facilities were caused by us. Since a large component of our business involves acquiring underperforming and distressed facilities, and improving the quality of operations at these facilities, we may therefore be associated with the past poor performance of these facilities.

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

We currently occupy approximately 10% of our facilities under agreements that are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases, which would have a negative impact on our capital structure and our ability to generate future revenue, and could interfere with our ability to pursue our growth strategy. In addition, we occupy approximately 25% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers nine of our facilities and represented 13.4% and 2.6% of our net income for the years ended December 31, 2007 and 2006, respectively. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.

At December 31, 2007, we had $60.6 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Amended and Restated Loan and Security Agreement, as amended (the Revolver) and mortgage notes, plus $152.0 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain. The Revolver was set to mature in March 2007, but was extended until February 22, 2008.

On February 21, 2008, we amended our Revolver by extending the term to 2012, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. The signed agreement is contingent on final execution and delivery of appropriate amendatory documentation. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.

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

Our outstanding credit facilities and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These financial restrictions and operating covenants include, among other things, requirements with respect to occupancy, capital expenditures, fixed charge coverage and net worth. The fixed charge coverage ratios are generally calculated as EBITDA for such period, less an aggregate of the higher of (i) unfinanced cash capital expenditures and (ii) a capital replacement reserve equal to $300.00 per licensed bed for such period divided by fixed charges for such period, such as interest expenses, payments on indebtedness, cash taxes, distributions and dividends, and expenditures in connection with capital leases. These restrictions may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. At times in the past we have failed to timely deliver audited financial statements to our lender as required under our loan covenants. In each such case, we obtained waivers from our lender. In addition, in December 2000, we were unable to make balloon payments due under two mortgages on one of our facilities, but we were able to negotiate extensions with both lenders, and paid off both loans in January 2001 as required by the terms of the extensions. If we fail to comply with any of our loan requirements, or if we experience any defaults, then the related indebtedness could become immediately due and payable prior to its stated maturity date. We may not be able to pay this debt if it becomes immediately due and payable.

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

Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of December 31, 2007 was approximately $6.6 million. In addition, we would be required to pay a prepayment penalty of approximately $0.3 million if this mortgage was repaid on December 31, 2007. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

If we fail to safeguard the monies held in our patient trust funds, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties.

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

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the Revolver with General Electric Capital Corporation (the Lender) restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement.

While we do not have a formal dividend policy, we currently intend to continue to pay regular quarterly dividends to the holders of our common stock, but future dividends will continue to be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by financing arrangements including pursuant to the loan and security agreement governing our revolving line of credit, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. From 2002 through 2007, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. We may not be able to pay or maintain dividends, and we may at any time elect not to pay dividends but to retain cash for other purposes. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our beds and monthly patient fees will increase our actual cash available for dividends to stockholders. It is possible that we may pay dividends in a future period that may exceed our net income for such period. The failure to pay or maintain dividends could adversely affect our stock price.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 31, 2007, our executive officers, directors and their affiliates beneficially own or control approximately 60.3% of the outstanding shares of our common stock, of which Roy Christensen, our Chairman of the board of directors, Christopher Christensen, our President and Chief Executive Officer, and Gregory Stapley, our Vice President and General Counsel, beneficially own approximately 17.0%, 18.1% and 5.4%, respectively, of the outstanding shares. Accordingly, our current executive officers, directors and their affiliates, if they act together, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As we prepare to comply with Section 404, we may identify significant deficiencies or errors that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may issue an adverse opinion if we conclude that our internal controls over financial reporting are not effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal controls over financial reporting under Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Service Center.  We currently lease 15,920 square feet of office space in Mission Viejo, California for our Service Center pursuant to a lease that expires in 2009. We have two options to extend our lease term at this location for an additional three-year term for each option. In addition, we have entered into an amendment to our existing lease with our landlord to expand our office space by an additional 4,277 square feet. This amendment will expire conterminously with our existing lease.

Facilities.  We currently operate 61 facilities in California, Arizona, Texas, Washington, Utah and Idaho, with the capacity to serve over 7,400 patients and residents. Of the facilities that we operate as of December 31, 2007, we own 26 facilities and lease 35 facilities pursuant to operating leases, 10 of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future, which we believe will enable us to better control our occupancy costs over time. We currently do not manage any facilities for third parties and do not actively seek to manage facilities for others, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of licensed and independent living beds at our facilities at December 31, 2007:

		Purchase
		Agreement or		Total Licensed and
	Leased without a	Leased with a		Independent Living
State	Purchase Option	Purchase Option	Owned	Beds(4)

California	1,654	903	972	3,529
Arizona	738	130	1,084	1,952
Texas	470	—	684	1,154
Utah	108	106	228	442
Washington(1)	—	—	283	283
Idaho	—	88	—	88

Total	2,970	1,227	3,251	7,448

Skilled nursing	2,829	1,130	2,818	6,777
Assisted living(2)	141	97	349	587
Independent living(3)	—	—	84	84

Total	2,970	1,227	3,251	7,448

(1)	Our facility in Walla Walla recently obtained a Certificate of Need to add 30 more beds and construction activities are currently underway.

(2)	Represents 460 assisted living units.

(3)	Represents 84 independent living units located within one of our assisted living facilities.

(4)	All bed counts are licensed beds except independent living beds, and may not reflect the number of beds actually available for patient use.

Item 3.	Legal Proceedings

In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank and then rescinded that demand. This rescinded demand originally requested documents from our bank related to financial transactions involving the Company, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at our facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries, and until recently we have been unable to even verify whether the investigation was continuing.

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to us and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney is conducting an investigation involving certain of our operating subsidiaries. Based on these most recent events, we believe that the United States Government may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities. To our knowledge, however, neither us nor any of our operating subsidiaries or employees have been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. Subsequently, in February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. While we have no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. See further discussion regarding this matter at Note 16 in our Consolidated Financial Statements.

We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results or operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

We operate in an industry that is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, our industry is frequently subject to the regulatory practices, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse discriminations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 6, 2007 and October 10, 2007, we submitted to a vote of our security holders the following matters: (i) an amendment to our then effective certificate of incorporation to increase the number of authorized shares of common stock to 75 million, (ii) approval of an amended and restated certificate of incorporation, which became effective upon the completion of our initial public offering in November 2007, (iii) approval of amended and restated bylaws, which became effective upon the completion of our initial public offering in November 2007 (iv) approval of our 2007 Omnibus Incentive Plan, which became effective upon the effectiveness of the Registration Statement, and (v) approval of the indemnification agreement to be entered into by us and each of our directors and executive officers. Each of the foregoing matters was approved, by written consent, by stockholders holding approximately 9.0 million shares of our common stock and all of our outstanding preferred stock.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reporting by the NASDAQ Global Select Market for the periods indicated:

	High	Low

Fiscal year 2007
Fourth Quarter (commencing November 8, 2007)*	$16.65	$12.10

*	Initial public offering price on November 8, 2007 was $16.00

As of February 29, 2008 there were approximately 180 holders of record of our common stock.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on November 9, 2007 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group(1) and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE ENSIGN GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON NOV. 9, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

(1)	The Skilled Nursing Facilities Peer Group is comprised of the following companies: Adcare Health Systems, Advocat Inc., Assisted Living Concepts, Cabeltel International, Five Star Quality Care Inc., Kindred Healthcare Inc., National Healthcare Corp., Skilled Healthcare Group, Sun Healthcare Group and Sunrise Senior Living.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend	Aggregate
	per Share	Dividend Declared

2006
First Quarter	$0.03	$490
Second Quarter	$0.03	$492
Third Quarter	$0.03	$493
Fourth Quarter	$0.04	$657
2007
First Quarter	$0.04	$658
Second Quarter	$0.04	$658
Third Quarter	$0.04	$658
Fourth Quarter	$0.04	$819

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2007, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The loan and security agreement governing our revolving line of credit with General Electric Capital Corporation restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent operating subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. generally accepted accounting principles (GAAP).

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2007, nor issue any securities that were not registered under the Securities Exchange Act of 1933.

Use of Proceeds

On November 8, 2007, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-142897) relating to our initial public offering. The registration statement related to 4.6 million shares of our common stock, par value $0.001 per share, including 0.6 million shares of common stock subject to an over-allotment option that certain selling stockholders granted to the underwriters. On November 8, 2007, we sold 4.0 million shares of our common stock at the IPO price of $16.00 per share, for an aggregate sale price of $64.0 million, settling those sales on November 15, 2007. On November 16, 2007, the underwriters exercised their over-allotment option and the selling stockholders sold 0.6 million shares of their common stock at an offering price of $16.00 per share, for an aggregate sale price of $9.6 million. The sale of the over-allotment was settled on November 20, 2007. No proceeds from the over-allotment were distributed to us. The managing underwriters for our IPO were D.A. Davidson & Co. and Stifel, Nicolaus & Company, Incorporated. Following the sale of the 4.6 million shares of our common stock, the offering terminated.

We paid approximately $4.5 million in underwriting discounts and commissions in connection with the offering of the shares sold on our behalf and the selling stockholders paid underwriting discounts and commissions of approximately $0.7 million in connection with the shares sold on their behalf. We also incurred approximately $2.9 million of other offering expenses, which when added to the IPO commissions paid by us, amounted to total estimated expenses of approximately $7.4 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses paid by us, were approximately $56.6 million. We did not receive any of the proceeds from the offering that were paid to the selling stockholders.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We used approximately $12.1 million of IPO proceeds to purchase the underlying assets at three facilities which we previously operated under a long-term leasing arrangement, $2.8 million to fund capital refurbishments at 11 of our facilities, $1.2 million to fund remaining IPO related costs and $9.7 million for working capital and other general corporate purposes. During the first seven months of the year ended December 31, 2007, we used approximately $9.5 million in working capital to fund the purchase of four facilities and as such, were required to use IPO funds for working capital purposes later in the year.

We currently have approximately $10.7 million budgeted for significant capital refurbishments at existing facilities in 2008. We currently plan to use approximately $3.0 million of the net proceeds from this offering to purchase one facility, which we currently operate under an operating lease agreement, from Lone Peak Properties, LLC, in which the purchase is pending the property owner’s resolution of certain boundary line issues with neighboring property owners. As of December 31, 2007, we held purchase agreements or options to purchase 10 of our leased facilities. We will consider exercising some or all of such options as they become exercisable and may use a portion of the net proceeds to pay the purchase price for these facilities. We anticipate paying off our $2.0 million mortgage note in 2008, which has a fixed interest rate of 7.49% and is due on September 1, 2008, and we will also consider paying off all or a portion of our short-term debt, if any, that is incurred in connection with facility acquisitions. We expect to use the remainder of the net proceeds from this offering for working capital and for general corporate purposes. Until the above noted uses of IPO proceeds are initiated, these funds will remain invested in a money market account with our bank. We will continue to look for additional low risk investment opportunities for these funds.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto (in thousands, except per share data):

	December 31,
	2007	2006	2005	2004	2003

Revenue	$411,318	$358,574	$300,850	$244,536	$158,007
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	335,014	284,847	239,379	199,986	128,522
Facility rent — cost of services	16,675	16,404	16,118	14,773	9,964
General and administrative expense	15,945	14,210	10,909	8,537	6,246
Depreciation and amortization	6,966	4,221	2,458	1,934	1,229

Total expenses	374,600	319,682	268,864	225,230	145,961
Income from operations	36,718	38,892	31,986	19,306	12,046
Other income (expense):
Interest expense	(4,844)	(2,990)	(2,035)	(1,565)	(1,268)
Interest income	1,558	772	491	85	4

Other expense, net	(3,286)	(2,218)	(1,544)	(1,480)	(1,264)
Income before provision for income taxes	33,432	36,674	30,442	17,826	10,782
Provision for income taxes	12,905	14,125	12,054	6,723	4,284

Net income	$20,527	$22,549	$18,388	$11,103	$6,498

Net income per share(1):
Basic	$1.39	$1.66	$1.35	$0.83	$0.49

Diluted	$1.17	$1.34	$1.05	$0.63	$0.38

Weighted average common shares outstanding:
Basic	14,497	13,366	13,468	13,285	12,905

Diluted	17,470	16,823	17,505	17,519	16,985

(1)	See Note 2 of the Notes to the Consolidated Financial Statements.

	As of December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,732	$25,491	$11,635	$14,755	$745
Working capital	62,969	28,281	19,087	21,526	10,191
Total assets	267,389	190,531	119,390	80,255	62,538
Long-term debt, less current maturities	60,577	63,587	25,520	24,820	16,239
Redeemable, convertible preferred stock	—	2,725	2,725	2,725	2,722
Stockholders’ equity	129,677	51,147	32,634	17,828	7,343
Cash dividends declared per common share	$0.16	$0.13	$0.09	$0.05	$0.03

	Year Ended December 31,
	2007	2006	2005	2004	2003

Other Non-GAAP Financial Data:
EBITDA(1)	$43,684	$43,113	$34,444	$21,240	$13,275
EBITDAR(1)	60,359	59,517	50,562	36,013	23,239

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent — cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

We typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing and assisted living facility. EBITDA and EBITDAR are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, facility rent — cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance facilities, the amount of debt that we have incurred, whether a facility is owned or leased, the date of acquisition of a facility or business, or the tax law of the state in which a business unit operates. As a result, we believe that the use of EBITDA and EBITDAR provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.

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

Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our consolidated financial statements and related notes included elsewhere in this Form 10-K.

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Consolidated Statement of Income Data:
Net income	$20,527	$22,549	$18,388	$11,103	$6,498
Interest expense, net	3,286	2,218	1,544	1,480	1,264
Provision for income taxes	12,905	14,125	12,054	6,723	4,284
Depreciation and amortization	6,966	4,221	2,458	1,934	1,229

EBITDA	$43,684	$43,113	$34,444	$21,240	$13,275

Facility rent — cost of services	16,675	16,404	16,118	14,773	9,964

EBITDAR	$60,359	$59,517	$50,562	$36,013	$23,239

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A. — “Risk Factors.”

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 61 facilities located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of December 31, 2007, we owned 26 of our facilities and operated an additional 35 facilities under long-term lease arrangements, and had options to purchase, or purchase agreements in place, for 10 of those 35 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of December 31, 2007:

		Leased (with a	Leased (without a
	Owned	Purchase Option)	Purchase Option)	Total

Number of facilities	26	10	25	61
Percent of total	42.6%	16.4%	41.0%	100%
Skilled nursing, assisted living and independent living beds(1)	3,251	1,227	2,970	7,448
Percent of total	43.6%	16.5%	39.9%	100%

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of December 31, 2007. All of the independent living units are located at one of our assisted living facilities. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

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

Recent Developments

On November 15, 2007, in connection with our IPO, we sold 4.0 million shares of common stock, and on November 20, 2007, certain selling stockholders sold 0.6 million shares of common stock upon exercise in full of the over-allotment option, each at the IPO price of $16.00 per share. The proceeds to us from the IPO, net of underlying discounts and commissions and estimated offering expenses payable by us (Net Proceeds), were approximately $56.5 million. Concurrently with the closing of our IPO, all previously outstanding shares of preferred stock converted into approximately 2.7 million shares of our common stock.

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

The following table summarizes our skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Year Ended December 31,
	2007	2006	2005

Skilled Mix:
Days	22.7%	24.3%	22.4%
Revenue	43.1%	45.6%	42.9%
Quality Mix:
Days	35.7%	37.4%	36.0%
Revenue	53.4%	55.5%	53.5%

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

The following table summarizes our occupancy statistics for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Occupancy:
Licensed and independent living beds at end of period(1)	7,448	6,940	5,796
Available patient days	2,673,006	2,281,735	2,034,270
Actual patient days	2,078,893	1,849,932	1,668,566
Occupancy percentage based on licensed beds	77.8%	81.1%	82.0%

(1)	The number of licensed beds is calculated using the historical number of beds licensed at each facility. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

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

	Year Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In thousands)

Revenue:
Medicare	$123,170	30.0%	$117,511	32.8%	$96,208	32.0%
Managed care	52,779	12.8	44,487	12.4	33,484	11.1
Private and other(1)	52,579	12.8	45,312	12.6	39,831	13.2
Medicaid	182,790	44.4	151,264	42.2	131,327	43.7

Total revenue	$411,318	100.0%	$358,574	100.0%	$300,850	100.0%

(1)	Includes revenue from assisted living facilities.

Primary Components of Expense

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below).  Our cost of services represents the costs of operating our facilities and primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to residents. Cost of services also includes the cost of general and professional liability insurance and other general cost of services with respect to our facilities.

Facility Rent — Cost of Services.  Facility rent — cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party owners of the facilities that we operate but do not own and does not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

General and Administrative Expense.  General and administrative expense consists primarily of payroll and related benefits and travel expenses for our administrative Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to our information systems, stock-based compensation and rent for our Service Center office.

We expect our general and administrative expense to remain approximately the same as 2007 in the future as a result of becoming a public company. Our anticipated additional expenses include:

•	increased salaries, bonuses and benefits necessary to attract and retain qualified accounting professionals as we seek to expand the size and enhance the skills of our accounting and finance staff;

•	increased professional fees as we complete the process of complying with Section 404 of the Sarbanes-Oxley Act, including incurring additional audit fees in connection with our independent registered public accounting firm’s audit of the effectiveness of our internal controls over financial reporting;

•	increased costs associated with creating and developing an internal audit function, which we have not had historically;

•	increased legal costs associated with complying with reporting requirements under the federal securities laws; and

•	the incurrence of miscellaneous costs, such as stock exchange fees, investor relations fees, filing expenses, training expenses and increased directors’ and officers’ liability insurance.

Depreciation and Amortization.  Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The following is a summary of the depreciable lives of our depreciable assets:

Buildings and improvements	15 to 30 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5 to 15 years
Furniture and equipment	3 to 10 years

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including those related to doubtful accounts, income taxes and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported. The following summarizes our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations; and (b) require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We follow the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements (SAB 104), for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured.

Our revenue is derived primarily from providing long-term healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.

Revenue from the Medicare and Medicaid programs accounted for approximately 74%, 75% and 76% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively. We record our revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. We recorded retroactive adjustments that increased revenue by $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The adjustment for 2005 does not include the 2004 retroactive adjustment to record a California state Medicaid rate increase. Because of the complexity of the laws and regulations governing Medicare and Medicaid assistance programs, our estimates may potentially change by a material amount. We record our revenue from private pay patients as services are performed. Also, see Note 17 for further discussion.

Accounts Receivable

Accounts receivable are comprised of amounts due from patients and residents, Medicare and Medicaid payor programs, third party insurance payors and other nursing facilities and customers. We value our receivables based on the net amount we expect to receive from these payors. In evaluating the collectibility of our accounts receivable, management considers a number of factors including changes in collection patterns, accounts receivable aging trends by payor category and the status of ongoing disputes with third party payors. The percentages applied to our aged receivable balances for purposes of establishing allowances for doubtful accounts are based on our historical experience and time limits, if any, for managed care, Medicare and Medicaid. We periodically refine our procedures for estimating the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances. Our receivables from Medicare and Medicaid payor programs accounted for approximately 61% and 65% of our total accounts receivable as of December 31, 2007 and 2006, respectively, and represents our only significant concentration of credit risk.

Self-Insurance

We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for our company. For claims made in 2007, the self-insured retention was $0.4 million per claim with a $0.9 million deductible. The third-party coverage above these limits is $1.0 million per occurrence, $3.0 million per facility with a $6.0 million company aggregate. The insurers’ maximum aggregate loss limits are generally above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss is remote.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through a wholly-owned insurance captive (the Captive), the related assets and liabilities of which are included in the consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. Our policy is to accrue amounts equal to the estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and have evaluated the estimates for claim loss exposure on an annual basis through 2006, and on a quarterly basis beginning with the first quarter of 2007. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the consolidated balance sheets were $18.6 million and $16.0 million as of December 31, 2007 and 2006, respectively.

Our operating subsidiaries are self-insured for workers’ compensation liability in California. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. Our operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the consolidated balance sheets and were $4.1 million and $4.4 million as of December 31, 2007 and 2006, respectively.

During 2003 and 2004, our California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The funded accrual in excess of the estimated liabilities is included in prepaid expenses and other current assets in the consolidated balance sheets and was $0.4 million and $0.9 million as of December 31, 2007 and 2006, respectively.

Effective May 1, 2006, we began to provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of our employees. Prior to this, we had multiple third-party HMO and PPO plans, of which certain HMO plans are still active. We are not aware of any run-off claim liabilities from the prior plans. We are fully liable for all financial and legal aspects of these benefit plans. To protect ourselves against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.1 million for each covered person which resets every plan year or a maximum of $6.0 million per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. We have also purchased aggregate stop-loss coverage that reimburses the plan up to $5.0 million to the extent that paid claims exceed $7.2 million. The aforementioned coverage only applies to claims paid during the plan year. Our accrued liability under these plans recorded on an undiscounted basis in the consolidated balance sheets was $1.9 million and $1.0 million at December 31, 2007 and 2006, respectively.

We believe that adequate provision has been made in the consolidated financial statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of our reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, with the assistance of an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimate of loss.

The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to net income. If our actual liability exceeds its estimate of loss, our future earnings and financial condition would be adversely affected.

Impairment of Long-Lived Assets

Management reviews the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment as of December 31, 2007 and 2006.

Intangible Assets and Goodwill

Intangible assets consist primarily of deferred financing costs, lease acquisition costs and trade names. Deferred financing costs are amortized over the term of the related debt, ranging from seven to 26 years. Lease acquisition costs are amortized over the life of the lease of the facility acquired, ranging from ten to 20 years. Trade names are amortized over 30 years.

Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. We perform our annual test for impairment during the fourth quarter of each year. We did not record any impairment charges during the years ended December 31, 2007 and 2006.

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income is reduced by the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

We adopted SFAS 123(R) using the prospective transition method. Our consolidated financial statements as of and for the periods ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the prospective transition method, our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Historically, no compensation expense was recognized by us in our financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award were fixed and the fair value of our stock, as of the grant date, was equal to or less than the amount an employee must pay to acquire the stock. We would have recognized compensation expense in situations where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock. Stock-based compensation expense recognized in our consolidated statement of income for the year ended December 31, 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the pro forma provisions of SFAS 123, but does include compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Existing options at January 1, 2006 will continue to be accounted for in accordance with APB 25 unless such options are modified, repurchased or canceled after the effective date.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse. The temporary differences are primarily attributable to compensation accruals, straight line rent adjustments and reserves for doubtful accounts and insurance liabilities. When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of our deferred tax assets, we must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors.

Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of our estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of December 31, 2007 and 2006 were $11.7 and $12.6 million, respectively. We expect to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.

As of January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires us to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, we must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time we may be required to adjust these reserves, in light of changing facts and circumstances.

We used an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.

Acquisition Policy

We periodically enter into agreements to acquire assets and/or businesses. The considerations involved in each of these agreements may include cash, financing, and/or long-term lease arrangements for real properties. We evaluate each transaction to determine whether the acquired interests are assets or businesses using the framework provided by Emerging Issue Task Force (EITF) Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (EITF 98-3). EITF 98-3 defines a business as a self sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) input; (b) processes applied to those inputs; and (c) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain a revenue stream by providing its outputs to customers. An acquired set of activities and assets fail the definition of a business if it excludes one or more of the above items such that it is not possible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

Operating Leases

We account for operating leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, we recognize rent expense under the operating leases for our facilities and administrative offices on a straight-line basis over the original term of such leases, inclusive of predetermined rent escalations or modifications.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Subsequently, in February 2008, the FASB issued two staff positions on SFAS 157 (FSP FAS 157-1 and 157-2) which scope out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 will have on our consolidated financial statements.

In June 2007, the FASB ratified EITF consensus 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This EITF prescribes that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies of share-based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. We are currently evaluating the impact that EITF 06-11 will have on our consolidated financial statements.

Adoption of New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 at the beginning of fiscal year 2007. See Note 10 in Notes to the Consolidated Financial Statements for a description of the impact of this adoption on our consolidated financial position and results of operations.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	81.4	79.4	79.6
Facility rent — cost of services	4.1	4.6	5.4
General and administrative expense	3.9	4.0	3.6
Depreciation and amortization	1.7	1.2	0.8

Total expenses	91.1	89.2	89.4
Income from operations	8.9	10.8	10.6
Other income (expense):
Interest expense	(1.2)	(0.8)	(0.7)
Interest income	0.4	0.2	0.2

Other expense, net	(0.8)	(0.6)	(0.5)

Income before provision for income taxes	8.1	10.2	10.1
Provision for income taxes	3.1	3.9	4.0

Net income	5.0%	6.3%	6.1%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Same Facility Results(1):
Revenue	$344,712	$337,004	2.3%
Number of facilities at period end	46	46	0%
Actual patient days	1,713,103	1,730,689	(1.0)%
Occupancy percentage	81.4%	82.0%	(0.6)%
Skilled mix by nursing days	23.7%	24.8%	(1.1)%
Recently Acquired Facility Results(2):
Revenue	$66,606	$21,571	208.8%
Number of facilities at period end	15	11	36.4%
Actual patient days	365,790	119,243	206.8%
Occupancy percentage	64.4%	67.9%	(3.5)%
Skilled mix by nursing days	18.3%	17.7%	0.6%
Total Facility Results:
Revenue	$411,318	$358,575	14.7%
Number of facilities at period end	61	57	7.0%
Actual patient days	2,078,893	1,849,932	12.4%
Occupancy percentage	77.8%	81.1%	(3.3)%
Skilled mix by nursing days	22.7%	24.3%	(1.6)%

(1)	Same Facility represents all facilities acquired prior to January 1, 2006.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to January 1, 2006.

Revenue.  Revenue increased $52.7 million, or 14.7%, to $411.3 million for the year ended December 31, 2007 compared to $358.6 million for the year ended December 31, 2006. Of the $52.7 million increase, skilled revenue (Medicare and managed care) increased $13.9 million, or 9.0%, Medicaid revenue increased $31.5 million, or 20.9%, and private and other revenue increased $7.3 million, or 16.0%.

Revenue generated by facilities acquired prior to January 1, 2006 (Same Facilities) increased $7.7 million, or 2.3%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to higher reimbursement rates relative to the year ended December 31, 2006, as described below, partially offset by declines in skilled mix by nursing days and occupancy rate. Same Facility skilled mix and occupancy rate declines of 1.1% and 0.6%, respectively, were primarily attributable to three facilities, where revenues decreased by an aggregate of approximately $4.7 million. These three facilities experienced occupancy rate declines of 1.3%, 9.8% and 12.0% as compared to the year ended December 31, 2006. These declines were primarily attributable to Medicare day declines. The occupancy declines at two of these facilities were primarily the result of admission holds during the first quarter of 2007, followed by a slower than anticipated climb to more normalized occupancy levels. The decline at the remaining facility is attributable to a change in local market factors. These revenue declines were more than offset by the increase in same facility revenues primarily attributable to increases in reimbursement rates; see further discussion below. For additional discussion on admission holds see our Risk Factors — Risks Related to Our Industry “Public and governmental calls for increased survey and enforcement efforts against long-term care facilities could result in increased scrutiny by state and federal survey agencies.”

Approximately $45.0 million of the total revenue increase was due to revenue generated by facilities acquired during 2006 and 2007 (Recently Acquired Facilities) which was primarily attributable to the increase in actual patient days, complemented by an increase in skilled mix and quality mix by nursing day at such facilities. This growth was hindered in part by generally lower occupancy rates. The occupancy rate, skilled mix and quality mix at Recently Acquired Facilities were 64.4%, 18.3% and 34.1%, respectively, as compared to corresponding rates at Same Facilities of 81.4%, 23.7% and 36.1%, respectively. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006

Skilled Nursing Average Daily Revenue Rates:
Medicare	$451.33	$441.78	$391.13	$385.10	$467.64	$446.31
Managed care	297.42	274.39	352.50	301.81	294.25	274.07
Total skilled revenue	389.96	377.54	385.53	377.77	390.74	377.53
Medicaid	149.53	143.17	133.22	135.72	153.42	144.54
Private and other payors	161.64	152.74	142.38	137.81	167.01	154.04
Total skilled nursing revenue	$206.07	$201.45	$180.92	$178.89	$211.86	$204.13

The average Medicare daily rate increased by approximately 2.2% in the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily as a result of statutory inflationary increases. The average Medicaid rate increase of 3.9% in the year ended December 31, 2007 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006

Percentage of Skilled Nursing Revenue:
Medicare	30.0%	32.9%	33.9%	34.8%	29.3%	32.8%
Managed care	13.1	12.7	5.2	2.6	14.7	13.4

Skilled mix	43.1	45.6	39.1	37.4	44.0	46.2
Private and other payors	10.3	9.9	12.4	11.8	9.8	9.8

Quality mix	53.4	55.5	51.5	49.2	53.8	56.0
Medicaid	46.6	44.5	48.5	50.8	46.2	44.0

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006

Percentage of Skilled Nursing Days:
Medicare	13.6%	15.0%	15.7%	16.1%	13.2%	14.9%
Managed care	9.1	9.3	2.6	1.6	10.5	9.9

Skilled mix	22.7	24.3	18.3	17.7	23.7	24.8
Private and other payors	13.0	13.1	15.8	15.3	12.4	13.0

Quality mix	35.7	37.4	34.1	33.0	36.1	37.8
Medicaid	64.3	62.6	65.9	67.0	63.9	62.2

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The period to period decline in the quality mix is primarily attributable to the decline in Medicare occupancy rates, which is described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below).  Cost of services increased $50.2 million, or 17.6%, to $335.0 million for the year ended December 31, 2007 compared to $284.8 million for the year ended December 31, 2006. Of the $50.2 million increase, $12.4 million was attributable to Same Facility increases and the remaining $37.8 million was attributable to Recently Acquired Facilities. The $50.2 million increase was primarily due to a $27.9 million increase in salaries and benefits, a $4.1 million increase in insurance costs and a $7.3 million increase in ancillary expenses. Of the $27.9 million increase in salaries and benefits, $6.4 million was attributable to Same Facility increases and the remaining $21.5 million was attributable to Recently Acquired Facilities. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits. The increase in insurance costs was primarily a result of increased self-insured medical and dental healthcare benefits due to an increase in current and projected claims. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We granted approximately 0.4 million stock options to employees and non employee directors in January 2008. The quantity of grants was somewhat elevated over our normal option grant patterns because we did not make grants during 2007 while in the process of becoming a public company. We expect that the flow of option grants will generally occur at reduced levels in subsequent periods.

Facility Rent — Cost of Services.  Facility rent — cost of services increased $0.3 million, or 1.7%, to $16.7 million for the year ended December 31, 2007 compared to $16.4 million for the year ended December 31, 2006. This expense includes an increase of $0.9 million due to the acquisition of facilities under operating lease agreements that we began operating during 2006 and 2007 and annual increases in rent tied to the change in the Consumer Price Index (CPI) at Same Facilities. This increase was directly offset by a decrease in rent expense of $0.6 million as a result of our purchases of previously leased properties during 2006 and 2007.

General and Administrative Expense.  General and administrative expense increased $1.7 million, or 12.2%, to $15.9 million for the year ended December 31, 2007 compared to $14.2 million for the year ended December 31, 2006. The $1.7 million increase was primarily due to increases in professional fees of $1.8 million and wage and benefits of $2.4 million. The increase in professional fees was primarily due to increases in accounting and tax services and professional staffing fees, all of which were increased in scope as compared to December 31, 2006 as we were transitioning to a public company. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. These increases were offset in part by reductions in incentive compensation of $1.8 million due to reduced profitability as well as reduced litigation costs due to the settlement of a class action lawsuit during 2006 which did not recur in 2007. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We granted approximately 0.4 million stock options to employees and non employee directors in January 2008. The quantity of grants was somewhat elevated over our normal option grant patterns because we did not make grants during 2007 while in the process of becoming a public company. We expect that the flow of option grants will generally occur at reduced levels in subsequent periods.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.8 million, or 65.0%, to $7.0 million for the year ended December 31, 2007 compared to $4.2 million for the year ended December 31, 2006. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to increased capital improvements.

Other Income (Expense).  Other income (expense) increased $1.1 million, or 48.1%, to $3.3 million for the year ended December 31, 2007 compared to $2.2 million for the year ended December 31, 2006. This increase was primarily due to an increase in interest expense primarily related to an increase in overall borrowings that occurred throughout 2006 and thereby resulted in a larger balance outstanding under the Term Loan during the year ended December 31, 2007. The increase in interest expense was partially offset by an increase in interest income of $0.8 million to $1.6 million for the year ended December 31, 2007 compared to $0.8 million for the year ended December 31, 2006. This increase primarily resulted from interest earned on our higher average cash balances within our insurance subsidiary’s investment balances and IPO funds.

Provision for Income Taxes.  Provision for income taxes decreased $1.2 million, or 8.6%, to $12.9 million for the year ended December 31, 2007 compared to $14.1 million for the year ended December 31, 2006. This decrease resulted from lower income before income taxes, which was offset in part by an increase in the 2007 effective tax rate of 0.1% due to the adoption of FIN 48 and its impact on our permanent non-deductible items and accruals for tax related interest.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Same Facility Results(1):
Revenue	$310,963	$290,685	7.0%
Number of facilities at period end	43	43	0%
Actual patient days	1,615,757	1,619,637	(0.2)%
Occupancy percentage	81.9%	82.1%	(0.2)%
Skilled mix by nursing days	24.7%	22.3%	2.4%
Recently Acquired Facility Results(2):
Revenue	$47,612	$10,165	368.4%
Number of facilities at period end	14	3	366.7%
Actual patient days	234,175	48,929	378.6%
Occupancy percentage	74.6%	81.6%	(7.0)%
Skilled mix by nursing days	21.9%	22.4%	(0.5)%
Total Facility Results:
Revenue	$358,575	$300,850	19.2%
Number of facilities at period end	57	46	23.9%
Actual patient days	1,849,932	1,668,566	10.9%
Occupancy percentage	81.1%	82.1%	(1.0)%
Skilled mix by nursing days	24.3%	22.4%	1.9%

(1)	Same Facility represents all facilities acquired prior to January 1, 2005.

(2)	Recently Acquired Facility represent all facilities acquired subsequent to January 1, 2005.

Revenue.  Revenue increased $57.7 million, or 19.2%, to $358.6 million for the year ended December 31, 2006 compared to $300.9 million for the year ended December 31, 2005. Of the $57.7 million increase in 2006, skilled revenue (Medicare and managed care) increased $32.3 million, or 24.9%, Medicaid revenue increased $19.9 million, or 15.2%, and private and other revenue increased $5.5 million, or 13.8%. Approximately $37.5 million of the increase in 2006 was due to revenue generated by acquired facilities. We acquired 11 facilities in 2006, which contributed approximately $21.6 million of the 2006 increase in revenue. In addition, approximately $15.9 million of the increase in the revenue in 2006 was due to the effect of having the full 12 months of operations in 2006 of three facilities that we acquired during 2005.

The remaining $20.2 million increase in revenue in 2006 was primarily due to additional revenues of approximately $4.1 million related to a net occupancy increase in the overall skilled nursing population and $18.2 million from the continuing shift to higher acuity/higher rate category residents combined with higher reimbursement rates relative to 2005, as described below. This increase in skilled revenues was partially offset by lower ancillary revenues of approximately $2.1 million for the year ended December 31, 2006, which was primarily due to the application of annual maximum limits per resident for Medicare therapy reimbursement.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2006	2005	2006	2005	2006	2005

Skilled Nursing Average Daily Revenue Rates:
Medicare	$441.78	$411.51	$420.68	$425.76	$445.62	$411.08
Managed care	274.39	263.80	293.91	286.19	272.82	262.91
Total skilled revenue	377.54	357.84	391.40	366.32	375.59	357.56
Medicaid	143.17	135.22	143.60	147.56	143.93	135.68
Private and other payors	152.74	144.21	153.16	151.90	152.65	143.73
Total skilled nursing revenue	$201.45	$186.20	$199.52	$197.71	$202.84	$186.89

The average Medicare daily rate increased by approximately 7.4% in 2006 as compared to 2005, primarily as a result of statutory inflationary increases, as well as a higher patient acuity mix. The average Medicaid rate increase of 5.9% in 2006 primarily resulted from increases in reimbursement rates in Texas and California. The increase in the California rate was partially offset by a daily enhancement fee charged for each occupied day recorded and discussed in cost of services below. The change in the daily rate in the private and other category was primarily due to rate increases based on market dynamics.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days and revenue by payor source:

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2006	2005	2006	2005	2006	2005

Percentage of Skilled Nursing Revenue:
Medicare	32.9%	31.4%	35.5%	27.8%	32.5%	31.6%
Managed care	12.7	11.5	7.4	13.8	13.5	11.4

Skilled mix	45.6	42.9	42.9	41.6	46.0	43.0
Private and other payors	9.9	10.5	13.4	18.9	9.4	10.3

Quality mix	55.5	53.4	56.3	60.5	55.4	53.3
Medicaid	44.5	46.6	43.7	39.5	44.6	46.7

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2006	2005	2006	2005	2006	2005

Percentage of Skilled Nursing Days:
Medicare	15.0%	14.3%	16.8%	12.9%	14.7%	14.3%
Managed care	9.3	8.1	5.1	9.5	10.0	8.1

Skilled mix	24.3	22.4	21.9	22.4	24.7	22.4
Private and other payors	13.1	13.6	17.4	24.6	12.4	13.2

Quality mix	37.4	36.0	39.3	47.0	37.1	35.6
Medicaid	62.6	64.0	60.7	53.0	62.9	64.4

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

With our marketing focus on the skilled segment of the business, we experienced growth in the skilled categories and a corresponding decline in the revenue and occupancy percentage in the Medicaid, and private and other payors categories.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below).  Cost of services increased $45.4 million, or 19.0%, to $284.8 million for the year ended December 31, 2006 compared to $239.4 million for the year ended December 31, 2005. Of the $45.4 million increase, $17.8 million was due to cost of services of facilities acquired in 2006 and $12.7 million reflected the impact in 2006 relating to facilities acquired in 2005. The remaining $14.9 million increase was primarily due to a $7.3 million increase in wages and benefits (mainly nursing labor), which was partially offset by a reduction of $0.9 million in California workers compensation cost, $1.7 million resulted from the increased use of contract nursing personnel (mainly in Arizona due to a state-wide acute nursing shortage), $4.7 million was due to higher ancillary costs related to increased therapy and other treatment needs associated with the higher skilled occupancy percentage, and $1.3 million was due to an increase in the California Enhancement Fee. The California Enhancement Fee is a per occupied daily charge imposed by the state that increased by $2.33 per resident occupied day from a weighted average rate of $5.18 in 2005 to $7.51 in 2006. This enhancement fee is directly related to, and partially offset, the reimbursement rate increase discussed above. The increase in our cost of services in 2006 was offset in part by a reduction of $0.5 million in professional liability insurance costs in 2006.

Facility Rent — Cost of Services.  Facility rent — cost of services increased $0.3 million, or 1.8%, to $16.4 million for the year ended December 31, 2006 compared to $16.1 million for the year ended December 31, 2005. Of this increase, $0.2 million resulted from acquired leased facilities in 2006.

General and Administrative Expense.  General and administrative expense increased $3.3 million, or 30.3%, to $14.2 million for the year ended December 31, 2006 compared to $10.9 million for the year ended December 31, 2005. Of the $3.3 million increase, $1.9 million was due to increased wages and benefits primarily due to a $1.1 million increase in incentive compensation, $0.5 million resulted from increased audit and professional fees primarily due to the increased scope of financial and tax audits in preparation for our initial public offering, and $1.0 million related to the settlement of a class action lawsuit. The remaining net change included $0.4 million in SFAS 123(R) stock compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.8 million, or 71.7%, to $4.2 million for the year ended December 31, 2006 compared to $2.4 million for the year ended December 31, 2005. Of this increase, $1.4 million is related to the additional depreciation and amortization of facilities acquired in 2006.

Other Income (Expense).  Interest expense increased $1.0 million, or 50.0% to $3.0 million for the year ended December 31, 2006 compared to $2.0 million for the year ended December 31, 2005. This increase in interest expense primarily related to increased borrowings in 2006 under our long-term loan to provide the capital to purchase a portion of the facilities acquired in 2006. The increase in interest expense was partially offset by an increase in interest income of $0.3 million to $0.8 million for the year ended December 31, 2006 compared to $0.5 million for the year ended December 31, 2005. This increase primarily resulted from interest earned on our insurance subsidiary’s investment balances.

Provision for Income Taxes.  Provision for income taxes increased $2.0 million, or 17.2%, to $14.1 million for the year ended December 31, 2006 compared to $12.1 million for the year ended December 31, 2005. This increase primarily resulted from higher income before income taxes, which was offset in part by a decrease in the 2006 effective tax rate of 1.1% due to an increased benefit in the application of employment tax credits in 2006.

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two year period ended December 31, 2007. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands)

Revenue	$108,979	$104,092	$100,269	$97,978	$97,509	$92,338	$85,375	$83,352
Cost of services (exclusive of facility rent and depreciation and amortization)	87,837	86,176	80,154	80,847	78,705	72,792	67,749	65,601
Total expenses	98,270	96,166	89,884	90,280	87,948	81,946	76,120	73,668

Income from operations	10,709	7,926	10,385	7,698	9,561	10,392	9,255	9,684
Net income	$6,229	$4,466	$5,695	$4,137	$5,350	$6,381	$5,211	$5,607

Net income per share:
Basic	$0.35	$0.32	$0.41	$0.30	$0.39	$0.47	$0.39	$0.41

Diluted	$0.32	$0.26	$0.34	$0.24	$0.31	$0.38	$0.32	$0.33

Weighted average common shares outstanding:
Basic(1)	17,566	13,506	13,463	13,420	13,393	13,312	13,230	13,530

Diluted	19,204	16,878	16,878	16,904	16,984	16,865	16,514	16,929

(1)	The number of shares included in the weighted average common shares outstanding basic calculation for the quarter ended December 31, 2007 incorporate shares issued in connection with our IPO and the conversion of our Series A preferred stock.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been derived from our cash flow from operations, long-term debt secured by our real property and our Amended and Restated Loan and Security Agreement, as amended (the Revolver). As of December 31, 2007 and 2006, the maximum available for borrowing under the Revolver was approximately $20.0 million, respectively. Approximately $8.4 million of borrowing capacity was pledged to secure outstanding letters of credit.

Since 2004, we have financed the majority of our facility acquisitions primarily with cash. Cash paid for acquisitions was $9.5 million, $29.0 million and $14.9 million for the years ended December 31, 2007, 2006 and 2005. Where we enter into a facility operating lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new operating lease and operations transfer agreement, as part of the transaction. Operating leases are included in the contractual obligations section below.

Additionally in 2007, we purchased the underlying assets of four facilities that we were previously operating under long-term lease arrangements. These facilities were purchased for an aggregate of $16.1 million, of which $4.0 million was paid in cash and $12.1 million ultimately was paid using proceeds from our IPO and is presented in the purchase of capital expenditures for the year ended 2007. Total capital expenditures for property and equipment were $35.7 million, $14.1 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We currently have $15.2 million budgeted for capital expenditures projects in 2008.

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

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$18,649	$30,945	$20,446
Net cash used in investing activities	(45,764)	(43,709)	(20,872)
Net cash provided by (used in) financing activities	53,356	26,620	(2,694)

Net increase (decrease) in cash and cash equivalents	26,241	13,856	(3,120)
Cash and cash equivalents at beginning of period	25,491	11,635	14,755

Cash and cash equivalents at end of period	$51,732	$25,491	$11,635

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by operations for the year ended December 31, 2007 was $18.6 million compared to $30.9 million for the year ended December 31, 2006, a decrease of $12.3 million. This decrease was due in part to a decline of $9.4 million which included increased accounts receivable balances due to acquisitions and increased cash disbursements related to prepaid expenses. The increase in accounts receivable was primarily attributable to our increased revenues in 2007, combined with a reduction in accounts receivable collection which was primarily attributable to our collection of approximately $4.7 million in retroactive California rate increases related to prior years, during 2006, which did not reoccur in 2007. The increase in prepaid expenses during 2007 was primarily driven by higher prepaid income taxes as compared to 2006. Other contributors to the remaining decline of $2.9 million included cash disbursements related to accrued wages and other liabilities.

Net cash used in investing activities for the year ended December 31, 2007 was $45.8 million compared to $43.7 million for the year ended December 31, 2006, an increase of $2.1 million. The increase was primarily the result of cash we paid for property and equipment during the year ended December 31, 2007 compared to the year ended December 31, 2006, partially offset by the decrease in cash paid for facility acquisitions during the year ended December 31, 2007 compared to the year ended December 31, 2006.

Net cash provided by financing activities for the year ended December 31, 2007 totaled $53.4 million compared to $26.6 million for the year ended December 31, 2006, an increase of $26.8 million. The increase was primarily due to the receipt of proceeds from our IPO, net of underlying discounts and commissions and estimated offering expenses payable by us (Net Proceeds), of approximately $56.6 million during the year ended December 31, 2007. This increase was partially offset by the receipt of proceeds from the issuance of debt during the year ended December 31, 2006, which did not recur during the year ended December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operations for the year ended December 31, 2006 was $30.9 million compared to $20.4 million for the year ended December 31, 2005, an increase of $10.5 million. The primary reason for the increase in cash flow in 2006 was our improved operating results, which contributed $22.5 million to cash flow or $31.4 million after adding back non-cash charges for depreciation, amortization, allowance for doubtful accounts and stock compensation expense. Other contributors to the increase in working capital included the continued build-up of general, professional and workers compensation insurance accruals in excess of paid claims due to incurred but not yet reported claims and the increase in facilities. Accrued wages and related liabilities were a continued source of working capital due to our 2006 acquisitions, increased accruals for incentive pay due to improved operating results and general wage and salary increases. Deferred taxes represented a use of working capital primarily as a result of the increase in our self-insured liability. Other working capital fluctuations for 2006 primarily resulted from the increase in our facility acquisitions.

Net cash used in investing activities for the year ended December 31, 2006 was $43.7 million compared to $20.9 million for the year ended December 31, 2005, an increase of $22.8 million. The increase was primarily the result of cash we paid for our 11 facility acquisitions in 2006 compared to three facilities acquired in 2005 and the increase in purchased property and equipment in 2006 and 2005.

Net cash provided by financing activities for the year ended December 31, 2006 was $26.6 million compared to cash used for the year ended December 31, 2005 of $2.7 million, an increase of $29.3 million. The increase in cash provided by financing activities in 2006 compared to 2005 primarily consisted of the proceeds of $34.8 million in long-term notes, net, after refinancing $16.8 million in outstanding real estate loans and financing a $4.3 million facility acquisition. In addition, we repurchased $2.8 million in treasury stock in 2006, an increase of $0.5 million compared to the prior year period, and our dividend payments were $2.0 million in 2006, an increase of $0.7 million compared to 2005.

Principal Debt Obligations and Capital Expenditures

Revolving Credit Facility with General Electric Capital Corporation

On March 25, 2004, we entered into the Revolver, as amended on December 3, 2004, with General Electric Capital Corporation (the Lender), which consisted of a $20.0 million revolving credit facility. The Revolver bears interest at the prime rate of interest as designated by Citibank, N.A., or any successor thereto, as the same may fluctuate from time to time, plus a margin of 1.0%. In connection with the Revolver, we paid a commitment fee of $0.2 million, and, so long as the loan is available to us, we will pay a loan management fee to this lender equal to 0.08% of the average amount of the outstanding principal balance of the Revolver during the preceding month. The proceeds of the loans under the Revolver have been and continue to be used for working capital and other expenses arising in our ordinary course of business. As of December 31, 2007 and December 31, 2006, the maximum available for borrowing under the Revolver was approximately $20.0 million, respectively, but approximately $8.4 million of borrowing capacity was pledged to secure outstanding letters of credit. The Revolver was set to mature in March 2007 but was extended until February 22, 2008.

On February 21, 2008, we amended our Revolver by extending the term to 2012, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. The signed agreement is contingent on final execution and delivery of appropriate amendatory documentation. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.

The proceeds of the loans under the Revolver have been and continue to be used for working capital and other expenses arising in our ordinary course of business.

The Revolver contains affirmative and negative covenants, including limitations on:

•	certain indebtedness;

•	certain investments, loans, advances and acquisitions;

•	certain sales or other dispositions of our assets;

•	certain liens and negative pledges;

•	financial covenants;

•	changes of control (as defined in the loan agreement);

•	certain mergers, consolidations, liquidations and dissolutions;

•	certain sale and leaseback transactions without the Lender’s consent;

•	dividends and distributions during the existence of an event of default;

•	guarantees and other contingent liabilities;

•	affiliate transactions that are not in the ordinary course of business; and

•	certain changes in capital structure.

A violation of these or other representations or covenants of ours could result in a default under the Revolver and could possibly cause the entire amount outstanding under the Revolver and a cross-default of all amounts owed by the Company, including amounts due under the Third Amended and Restated Loan Agreement (Term Loan), to be declared immediately due and payable.

In connection with the Revolver, the majority of our subsidiaries granted a first priority security interest to the Lender in, among other things: (1) all accounts, accounts receivable and rights to payment of every kind, contract rights, chattel paper, documents and instruments with respect thereto, and all of our rights, remedies, securities and liens in, to, and in respect of our accounts, (2) all moneys, securities, and other property and the proceeds thereof under the control of the Lender and its affiliates, (3) all right, title and interest in, to and in respect of all goods relating to or resulting in accounts, (4) all deposit accounts into which our accounts are deposited, (5) general intangibles and other property of every kind relating to our accounts, (6) all other general intangibles, including, without limitation, proceeds from insurance policies, intellectual property rights, and goodwill, (7) inventory, machinery, equipment, tools, fixtures, goods, supplies, and all related attachments, accessions and replacements, and (8) proceeds, including insurance proceeds, of all of the foregoing. In the event of our default, the Lender has the right to take possession of the foregoing with or without judicial process.

Term Loan with General Electric Capital Corporation

On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into a Third Amended and Restated Loan Agreement (the Term Loan) with the Lender, which consists of an approximately $64.7 million multiple-advance term loan, approximately $55.7 million of which had been drawn down at that time. The Term Loan matures on June 29, 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.

The Term Loan has been funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. Subject to certain conditions, we may also receive additional advances that would bear interest at the rate of 2.25% plus the applicable U.S. Treasury rate at the time of advance. The proceeds of the advances made under the Term Loan have been used to refinance an existing loan from the Lender secured by certain of the properties, and to purchase other additional properties that we were previously leasing.

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

Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2007, we were in compliance with all loan covenants. As of December 31, 2007, our borrowing subsidiaries had $54.9 million outstanding on the Term Loan, with the right to draw an additional $9.0 million upon meeting certain covenants under the loan documents.

Mortgage Loan with Wells Fargo Bank, N.A.

Cherry Health Holdings, Inc., one of our real estate holding subsidiaries, is the borrower under a mortgage loan that it assumed in October 2006. The Loan Assumption Agreement was entered into with Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., the original lender. At the time of the Loan Assumption Agreement, the principal balance outstanding under the corresponding promissory note was approximately $2.1 million. The unpaid balance of principal and accrued interest from the mortgage loan is due on September 1, 2008, and is not prepayable until March 2008. The mortgage loan bears interest at the rate of 7.49% per annum.

The mortgage loan is secured by Cherry Health Holdings Inc.’s interest in the Pacific Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. In connection with the mortgage loan, we have guaranteed the full and prompt payment and performance of all the obligations of Cherry Health Holdings, Inc. under the loan and assumption documents. As of December 31, 2007, the balance outstanding on this mortgage loan was approximately $2.0 million.

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of December 31, 2007, the balance outstanding on this mortgage loan was approximately $6.6 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.

This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Contractual Obligations, Commitments and Contingencies

Our principal contractual obligations and commitments as of December 31, 2007 were as follows:

	2008	2009	2010	2011	2012	Thereafter	Other(1)	Total
	(In thousands)

Operating lease obligations	$16,810	$16,508	$15,019	$14,793	$14,585	$74,294	—	$152.009
Long-term debt obligations	2,993	1,075	1,158	1,246	1,330	55,768	—	63,570
Interest payments on long-term debt	4,628	4,426	4,344	4,256	4,172	16,149	—	37,975
FIN 48 obligations, including interest and penalties	63	—	—	—	—	—	368	431

Total	$24,494	$22,009	$20,521	$20,295	$20,087	$146,211	$368	$253,985

(1)	In addition to the FIN 48 obligations in the 2008 column above, approximately $0.4 million of unrecognized tax benefits and potential interest have been recorded as liabilities in accordance with FIN 48. None of the Company’s liabilities for uncertain tax positions are currently subject to examination. As a result, the Company cannot reasonably determine the expected timing for the cash resolution of the majority of these liabilities and has excluded them from any of the time certain categories in this table of contractual obligations.

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker’s compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this annual report.

We lease certain facilities and our Service Center offices under operating leases, most of which have initial lease terms ranging from five to 20 years and all of which include options to extend the lease term. Most of these leases contain renewal options, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $17.0 million, $16.7 million and $16.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank and then rescinded that demand. This rescinded demand originally requested documents from our bank related to financial transactions involving us, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at our facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries, and until recently we have been unable to even verify whether the investigation was continuing.

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to us and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney is conducting an investigation involving certain of our operating subsidiaries. Based on these most recent events, we believe that the United States Government may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. Subsequently, in February 2008, the U.S. Attorney contacted two additional current employees. Both we and the all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. While we have no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. We continued to request a meeting with the U.S. Attorney to discuss the grand jury subpoena, our internal investigation described below, and any specific allegations or concerns they may have. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, our business, financial condition and results of operations could be materially and adversely affected.

In November 2006, we became aware of an allegation of possible reimbursement irregularities at one or more of our facilities. That same month, we retained outside counsel and initiated an internal investigation into these matters. We and our outside counsel concluded this investigation without identifying any systemic or patterns and practices of fraudulent or intentional misconduct. We made observations at certain facilities regarding areas of potential improvement in some of our recordkeeping and billing practices and have implemented measures, some of which were already underway before the investigation began, that we believe will strengthen recordkeeping and billing processes. None of these additional findings or observations appears to be rooted in fraudulent or intentional misconduct. We continue to evaluate the measures implemented for effectiveness, and are continuing to seek ways to improve these processes.

As a byproduct of our investigation, we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies exist. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $0.2 million, plus interest, for selected Medicare claims for which documentation had not been located or for other billing deficiencies identified to date. The remittance of these claims started with the filing of our Quarterly Credit Balance Reports, which were submitted to our Medicare Fiscal Intermediary on or before January 31, 2008 and will be completed with the next Quarterly Credit Balance Reports which will be submitted on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected.

See additional description of our contingencies in Notes 11 and 16 in Notes to Consolidated Financial Statements.

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

Off-Balance Sheet and Other Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate changes as a result of the Revolver, which is used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although we use the Revolver for short-term borrowing purposes. At December 31, 2007, we had no outstanding floating rate debt. In addition, we are entitled, upon meeting certain covenants under the Term Loan, to take up to approximately $9.0 million in future advances under our Term Loan and each advance will bear interest based upon market rates in effect at the time of the advance.

Our cash and cash equivalents and short-term investments as of December 31, 2007 consisted primarily of cash balances and money market funds. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The above only incorporates those exposures that exist as of December 31, 2007, and does not consider those exposures or positions which could arise after that date. As we anticipate diversifying our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8.	Financial Statements and Supplementary Data

The information require by this Item 8 is included in appendix pages 82 through 114 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosures

Not applicable

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Internal Control Over Financial Information

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Exchange Act Regulation 14A within 120 days after the end of our 2007 fiscal year (the “2008 Proxy Statement”).

Item 11.	Executive Compensation

The information required under Item 11 is incorporated herein by reference to the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 is incorporated herein by reference to the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to the 2008 Proxy Statement.

PART IV.

Item 15.	Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

    (2) Financial Statement Schedule:

(a) (3) Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 115 hereof and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ensign Group, Inc.

By:	/s/ Christopher R. Christensen
Christopher R. Christensen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher R. Christensen Christopher R. Christensen	Chief Executive Officer, President and Director (principal executive officer)	March 6, 2008

/s/ Alan J. Norman Alan J. Norman	Chief Financial Officer (principal financial and accounting officer)	March 6, 2008

/s/ Roy E. Christensen Roy E. Christensen	Chairman of the Board	March 6, 2008

/s/ Antoinette T. Hubenette Antoinette T. Hubenette	Director	March 6, 2008

/s/ Thomas A. Maloof Thomas A. Maloof	Director	March 6, 2008

/s/ Charles M. Blalack Charles M. Blalack	Director	March 6, 2008

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2006.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
March 3, 2008

THE ENSIGN GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$51,732	$25,491
Accounts receivable — less allowance for doubtful accounts of $7,454 and $7,543 at December 31, 2007 and 2006, respectively	50,615	45,285
Prepaid income taxes	5,835	—
Prepaid expenses and other current assets	5,319	4,185
Deferred tax asset — current	6,862	8,844

Total current assets	120,363	83,805
Property and equipment, net	124,861	87,133
Insurance subsidiary deposits	8,810	8,530
Deferred tax asset	4,865	3,714
Restricted and other assets	3,273	2,618
Intangible assets, net	2,335	2,659
Goodwill	2,882	2,072

Total assets	$267,389	$190,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,699	$12,329
Accrued wages and related liabilities	21,141	24,026
Accrued self-insurance liabilities — current	7,424	6,122
Other accrued liabilities	11,137	12,106
Current maturities of long-term debt	2,993	941

Total current liabilities	57,394	55,524
Long-term debt — less current maturities	60,577	63,587
Accrued self-insurance liability	17,236	15,384
Deferred rent and other long-term liabilities	2,505	2,164
Commitments and contingencies (Notes 11 and 16)
Series A redeemable convertible preferred stock; $0.001 par value; 1,000 shares authorized; 0 and 685 shares issued and outstanding at December 31, 2007 and 2006, respectively; liquidation preference of $2,401 at December 31, 2006	—	2,725
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 20,480 and 13,694 shares issued and outstanding at December 31, 2007 and 2006, respectively	21	14
Additional paid-in capital	62,142	1,250
Retained earnings	72,119	54,724
Common stock in treasury, at cost, 716 and 755 shares at December 31, 2007 and 2006, respectively	(4,605)	(4,841)

Total stockholders’ equity	129,677	51,147

Total liabilities and stockholders’ equity	$267,389	$190,531

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue	$411,318	$358,574	$300,850
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	335,014	284,847	239,379
Facility rent — cost of services	16,675	16,404	16,118
General and administrative expense	15,945	14,210	10,909
Depreciation and amortization	6,966	4,221	2,458

Total expenses	374,600	319,682	268,864
Income from operations	36,718	38,892	31,986
Other income (expense):
Interest expense	(4,844)	(2,990)	(2,035)
Interest income	1,558	772	491

Other expense, net	(3,286)	(2,218)	(1,544)
Income before provision for income taxes	33,432	36,674	30,442
Provision for income taxes	12,905	14,125	12,054

Net income	$20,527	$22,549	$18,388

Net income per share:
Basic	$1.39	$1.66	$1.35

Diluted	$1.17	$1.34	$1.05

Weighted average common shares outstanding:
Basic	14,497	13,366	13,468

Diluted	17,470	16,823	17,505

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance — December 31, 2004	14,064	$14	$393	$17,421		$—	$17,828
Issuance of common stock to employees and directors resulting from the exercise of stock options	253		221				221
Repurchase of common stock	(3)		(1)				(1)
Dividends declared				(1,502)			(1,502)
Purchase of treasury stock	(400)				400	(2,300)	(2,300)
Net income				18,388			18,388

Balance — December 31, 2005	13,914	14	613	34,307	400	(2,300)	32,634
Issuance of common stock to employees and directors resulting from the exercise of stock options	184		195		(45)	259	454
Repurchase of common stock	(4)		(1)				(1)
Dividends declared				(2,132)			(2,132)
Employee stock award compensation			443				443
Purchase of treasury stock	(400)				400	(2,800)	(2,800)
Net income				22,549			22,549

Balance — December 31, 2006	13,694	14	1,250	54,724	755	(4,841)	51,147
Issuance of common stock to employees and directors resulting from the exercise of stock options	48		117		(39)	236	353
Conversion of preferred shares	2,741	3	2,722				2,725
Issuance of common stock in connection with initial public offering	4,000	4	56,586				56,590
Repurchase of common stock	(3)		(1)				(1)
Dividends declared				(2,792)			(2,792)
Employee stock award compensation			1,468				1,468
Net income				20,527			20,527
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48				(340)			(340)

Balance — December 31, 2007	20,480	$21	$62,142	$72,119	716	$(4,605)	$129,677

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$20,527	$22,549	$18,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,978	4,221	2,458
Deferred income taxes	831	(4,426)	(3,913)
Provision for doubtful accounts	3,135	4,191	3,092
Stock-based compensation	1,468	443	—
Excess tax benefit from share based compensation	(87)
Loss on disposition of property and equipment	117	30	6
Change in operating assets and liabilities
Accounts receivable	(8,465)	(6,113)	(19,189)
Prepaid expenses and other current assets	(6,969)	89	(970)
Insurance subsidiary deposits	(280)	(3,983)	(2,865)
Accounts payable	2,370	1,300	5,718
Accrued wages and related liabilities	(2,885)	5,788	4,402
Other accrued liabilities	(1,108)	782	6,314
Accrued self-insurance liabilities	3,154	6,235	6,820
Deferred rent liability	(137)	(161)	185

Net cash provided by operating activities	18,649	30,945	20,446

Cash flows from investing activities:
Purchase of property and equipment	(35,657)	(14,086)	(5,685)
Restricted and other assets	(655)	(656)	(303)
Cash payment for acquisitions	(9,452)	(28,967)	(14,884)

Net cash used in investing activities	(45,764)	(43,709)	(20,872)

Cash flows from financing activities:
Proceeds from issuance of debt	—	34,782	1,500
Payments on long term debt	(958)	(2,689)	(859)
Issuance of treasury stock upon exercise of options	236	259	—
Issuance of common stock upon exercise of options	117	195	221
Repurchase of common stock	(1)	(1)	(1)
Dividends paid	(2,631)	(1,975)	(1,254)
Proceeds from sale of common stock in connection with initial public offering (IPO), net of issuance costs	56,590	—	—
Excess tax benefit from share based compensation	87	—	—
Payments of deferred financing costs	(84)	(1,151)	(1)
Purchase of treasury stock	—	(2,800)	(2,300)

Net cash provided by (used in) financing activities	53,356	26,620	(2,694)

Net increase (decrease) in cash and cash equivalents	26,241	13,856	(3,120)
Cash and cash equivalents beginning of year	25,491	11,635	14,755

Cash and cash equivalents end of year	$51,732	$25,491	$11,635

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,456	$2,978	$2,037

Income taxes	$19,642	$18,105	$14,000

Non-cash investing and financing activities:
Transfer of capital reserves from other assets to property and equipment	$—	$43	$35

Conditional asset retirement obligations under FIN 47	$104	$50	$—

Debt assumed in connection with acquisitions	$—	$2,104	$—

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1.	Description of Business

The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 61 facilities as of December 31, 2007, located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of over 7,400 skilled nursing, assisted living and independent living beds. As of December 31, 2007, the Company owned 26 of its 61 facilities and operated an additional 35 facilities through long-term lease arrangements, and had options to purchase or purchase agreements for 10 of those 35 facilities.

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

Initial Public Offering — In October 2007, the Company’s board of directors approved the Company’s amended and restated certificate of incorporation that became effective immediately following the completion of the Company’s initial public offering (the IPO). The amended and restated certificate of incorporation:

•	authorizes 1,000 shares of preferred stock, $0.001 par value; and

•	authorizes 75,000 shares of common stock, $0.001 par value

In November 2007, in connection with the Company’s IPO, the Company sold 4,000 shares of common stock and certain selling stockholders sold 600 shares of common stock, each at the IPO price of $16.00 per share, for proceeds to the Company, net of underwriting discounts and commissions and offering expenses payable by the Company (Net Proceeds), of approximately $56.5 million. Concurrently with the closing of the IPO, all previously outstanding shares of Series A preferred stock converted into 2,741 shares of the Company’s common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities. All intercompany transactions and balances have been eliminated in consolidation.

Estimates and Assumptions — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, patient liability, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, stock-based compensation, contingent liabilities and income taxes. Actual results could differ from those estimates.

Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, and related ancillary services at the facilities. The Company’s single reporting segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operations into a single reporting segment.

Comprehensive Income — For the years ended December 31, 2007, 2006 and 2005 there were no differences between comprehensive income and net income. Therefore, statements of comprehensive income have not been presented.

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate current values because of their nature and respective durations.

Revenue Recognition — The Company follows the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements (SAB 104), for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured.

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

Revenue from the Medicare and Medicaid programs accounted for approximately 74%, 75% and 76% of the Company’s revenue in the years ended December 31, 2007, 2006 and 2005. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded net retroactive adjustments relating to earlier periods that increased revenue by $724, $157 and $157 for the years ended December 31, 2007, 2006 and 2005, respectively. Also, see Note 16 for further discussion. The Company records revenue from private pay patients as services are performed.

Accounts Receivable — Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. The percentages applied to the aged receivable balances for purposes of the allowance for doubtful accounts are based on the Company’s historical experience

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and time limits, if any, for managed care, Medicare and Medicaid. The Company periodically refines its procedures for estimating the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less at time of purchase and therefore approximate fair value. The Company places its cash and short-term investments with high credit quality financial institutions. In addition, the Company’s insurance captive maintains cash and cash equivalents and insurance subsidiary deposits. See discussion below.

Insurance Subsidiary Deposits — In order to reflect the nature of the Company’s captive insurance subsidiary cash and cash equivalents, insurance subsidiary cash balances that are designated to support long-term insurance subsidiary liabilities have been presented in a long-term classification to reflect its purpose and the liabilities that the cash supports. Insurance subsidiary deposits classified as long-term were $8,810 and $8,530 as of December 31, 2007 and 2006, respectively. These deposits are currently held in a bank account with a high credit quality financial institution.

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. The Company’s management has evaluated its long-lived assets and has not identified any impairment as of December 31, 2007, 2006 and 2005.

Intangible Assets and Goodwill — Intangible assets consist primarily of deferred financing costs, lease acquisition costs and trade names. Deferred financing costs are amortized over the term of the related debt, ranging from seven to 26 years. Lease acquisition costs are amortized over the life of the lease of the facility acquired, ranging from ten to 20 years. Trade names are amortized over 30 years.

Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the years ended December 31, 2007, 2006 or 2005.

Deferred Rent — Deferred rent represents rental expense in excess of actual rent payments and is amortized on a straight-line basis over the life of the related lease.

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made in 2007, the self-insured retention was $350 per claim with a $900 deductible. The third-party coverage above these limits for all periods presented was $1,000 per occurrence, $3,000 per facility with a $6,000 blanket aggregate.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through a wholly-owned insurance captive (the Captive), the related assets and liabilities of which are included in the consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and has evaluated the estimates for claim loss exposure on an annual basis through 2006, and on a quarterly basis beginning with the first quarter of 2007. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the consolidated balance sheets were $18,596 and $16,013 as of December 31, 2007 and 2006, respectively.

The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the consolidated balance sheets and were $4,145 and $4,504 as of December 31, 2007 and 2006, respectively.

During 2003 and 2004, the Company’s California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The funded accrual in excess of the estimated liabilities is included in prepaid expenses and other current assets in the consolidated balance sheets and was $431 and $930 as of December 31, 2007 and 2006, respectively.

Effective May 1, 2006, the Company began to provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. Prior to this, the Company had multiple third-party HMO and PPO plans, of which certain HMO plans are still active. The Company is not aware of any run-off claim liabilities from the prior plans. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $100 for each covered person which resets every plan year or a maximum of $6,000 per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. The Company has also purchased aggregate stop-loss coverage that reimburses the plan up to $5,000 to the extent that paid claims exceed $7,225. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the consolidated balance sheets was $1,919 and $989 at December 31, 2007 and 2006, respectively.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Term Debt — The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse. The temporary differences are primarily attributable to compensation accruals, straight line rent adjustments and reserves for doubtful accounts and insurance liabilities. When necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of its deferred tax assets, the Company must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors.

Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of December 31, 2007 and 2006 were $11,727 and $12,558, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.

As of January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires the Company to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, the Company must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time the Company may be required to adjust these reserves, in light of changing facts and circumstances.

The Company used an estimate of its annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to the Company’s effective tax rate in future quarterly or annual periods.

Stock-Based Compensation — As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income is reduced by the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. Prior to the adoption of

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

The Company adopted SFAS 123(R) using the prospective transition method. The Company’s consolidated financial statements as of and for the periods ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Historically, no compensation expense was recognized by the Company in its financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award were fixed and the fair value of its stock, as of the grant date, was equal to or less than the amount an employee must pay to acquire the stock. The Company would have recognized compensation expense in situations where the fair value of its common stock on the grant date was greater than the amount an employee must pay to acquire the stock. Stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2007 and 2006 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the pro forma provisions of SFAS 123, but does include compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Existing options at January 1, 2006 will continue to be accounted for in accordance with APB 25 unless such options are modified, repurchased or canceled after the effective date.

Acquisition Policy — The Company periodically enters into agreements to acquire assets and/or businesses. The considerations involved in each of these agreements may include cash, financing and/or long-term lease arrangements for real properties. The Company evaluates each transaction to determine whether the acquired interests are assets or businesses using the framework provided by Emerging Issues Task Force (EITF) Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (EITF 98-3). EITF 98-3 defines a business as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) input, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain a revenue stream by providing its outputs to customers. An acquired set of activities and assets fail the definition of a business if it excludes one or more of the above items such that it is not possible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

Operating Leases — The Company accounts for operating leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, rent expense under operating leases for the Company’s facilities and administrative office is recognized on a straight-line basis over the original term of each lease, inclusive of predetermined rent escalations or modifications.

Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounting for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Subsequently, in February 2008, the FASB issued two staff position on SFAS 157 (FSP FAS 157-1 and 157-2) which scopes out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial statements.

In June 2007, the FASB ratified EITF consensus 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This EITF prescribes that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies of share-based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that EITF 06-11 will have on its consolidated financial statements.

Adoption of New Accounting Pronouncement — In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company adopted FIN 48 at the beginning of fiscal year 2007. See Note 10 for a description of the impact of this adoption on the Company’s consolidated financial position and results of operations.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income	$20,527	$22,549	$18,388

Preferred stock dividends	(329)	(356)	(247)

Net income available to common stockholders for basic net income per share	$20,198	$22,193	$18,141

Denominator:
Weighted average shares outstanding for basic net income per share(1)	14,497	13,366	13,468

Basic net income per common share	$1.39	$1.66	$1.35

(1)	Basic share amounts are shown net of unvested shares subject to the Company’s repurchase right, which total 22, 302 and 432 shares at December 31, 2007, 2006 and 2005, respectively. Upon the effectiveness of the Company’s IPO, approximately 146 unvested exercised shares, granted prior to 2006, under the 2001 Plan (defined below) immediately vested. See notes 13 and 15 below for further discussion.

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income	$20,527	$22,549	$18,388

Denominator:
Weighted average common shares outstanding	14,497	13,366	13,468
Plus: incremental shares from assumed conversions(1)	2,973	3,457	4,037

Adjusted weighted average common shares outstanding	17,470	16,823	17,505

Diluted net income per common share	$1.17	$1.34	$1.05

(1)	Fully diluted share amounts include unvested shares subject to the Company’s repurchase right, which total 22, 302 and 432 shares at December 31, 2007, 2006 and 2005, respectively. Upon the effectiveness of the

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s IPO, approximately 146 unvested exercised shares, granted prior to 2006, under the 2001 Plan (defined below) immediately vested. See notes 13 and 15 below for further discussion.

4.	Revenue and Accounts Receivable

Revenue for the years ended December 31, 2007, 2006 and 2005, respectively, is summarized in the following tables:

	December 31,
	2007		2006		2005
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Medicaid	$182,790	44.4%	$151,264	42.2%	$131,327	43.7%
Medicare	123,170	30.0	117,511	32.8	96,208	32.0

Total Medicaid and Medicare	305,960	74.4	268,775	75.0	227,535	75.7
Managed care	52,779	12.8	44,487	12.4	33,484	11.1
Private and other payors	52,579	12.8	45,312	12.6	39,831	13.2

Revenue	$411,318	100.0%	$358,574	100.0%	$300,850	100.0%

	December 31,
	2007	2006

Medicaid	$20,842	$22,534
Managed care	14,821	12,972
Medicare	14,521	11,974
Private and other payors	7,885	5,348

	58,069	52,828
Less allowance for doubtful accounts	(7,454)	(7,543)

Accounts receivable	$50,615	$45,285

5.	Acquisitions

The Company’s acquisition policy is to purchase and lease facilities to complement the Company’s existing portfolio of long-term care facilities. The operations of all the Company’s facilities are included in the accompanying consolidated financial statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the purchase method of accounting in accordance with SFAS 141. Where the Company enters into facility operating lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the operating lease and operations transfer agreement, as part of the transaction. Some operating leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.

During the year ended December 31, 2007, the Company acquired four facilities. The aggregate purchase price of three of the four acquisitions was $9,452, which was entirely paid in cash. The Company acquired the other facility pursuant to a long-term operating lease arrangement between the Company and the real property owner of the facility at prevailing fair market lease rates. In this transaction, the Company assumed ownership

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the skilled nursing operating business at this facility for no material monetary consideration. The facilities acquired during the year ended December 31, 2007 are as follows:

•	In February 2007, the Company purchased a skilled nursing facility in Salt Lake City, Utah, adding an additional 120 licensed beds(1);

•	In March 2007, the Company purchased a skilled nursing facility in Lewisville, Texas adding an additional 120 licensed beds(1);

•	In March 2007, the Company purchased a skilled nursing facility in Mesquite, Texas adding an additional 162 licensed beds(1); and

•	In July 2007, the Company entered into an operating lease and assumed the operations of a skilled nursing facility which is also licensed for assisted living services, in Draper, Utah adding an additional 106 beds.(1) No additional material consideration was paid and the Company did not purchase any assets or assume any liabilities, other than the Company’s rights and obligations under the operating lease and operations transfer agreement, as part of this transaction. The Company also simultaneously entered into a separate contract with the property owner to purchase the underlying property for $3,000, pending the property owner’s resolution of certain boundary line issues with neighboring property owners. As of December 31, 2007, these boundary line issues were not yet resolved.

(1)	All bed counts are licensed beds and may not reflect the number of beds actually available for patient use.

Goodwill recognized in these transactions amounted to $810, which is expected to be fully deductible for tax purposes. The Company recognized $33 in other intangible assets.

Additionally, during the year ended December 31, 2007, the Company purchased the underlying assets of four facilities that it was operating under long-term lease arrangements. The aggregate purchase price of these facilities was $16,217, which was entirely paid in cash. The cash outflow related to these purchases is included in the purchase of property and equipment under cash flows from investing activities in the consolidated statements of cash flows.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Goodwill is calculated as the value that remains after subtracting the net asset value and the value of identifiable tangible and intangible assets and liabilities for the respective purchase.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006

Land	$2,391	$5,782
Building and improvements	5,675	21,863
Equipment, furniture, and fixtures	543	1,168
Goodwill	810	2,072
Tradename and customer base intangible assets	33	180

	$9,452	$31,065

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful and may be misleading as the information is not representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities.

The four businesses acquired during the year ended December 31, 2007 were not material acquisitions to the Company, individually or in the aggregate. These acquisitions have been included in the December 31, 2007 consolidated balance sheet of the Company and the operating results have been included in the consolidated statement of income of the Company since the date the Company gained effective control. In addition to the four businesses acquired during the year ended December 31, 2007, four facilities that were previously leased by the Company were purchased from the landlord and the lease was terminated. Therefore, the assets acquired have been included in the December 31, 2007 consolidated balance sheet and the operating results have been included in the consolidated statement of income since the inception of the lease. Accordingly, pro forma financial information is not presented for the year ended December 31, 2007.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consists of the following:

	December 31,
	2007	2006

Land	$26,107	$17,265
Buildings and improvements	76,262	56,927
Equipment	17,801	11,818
Furniture and fixtures	6,414	3,761
Leasehold improvements	10,771	7,363
Construction in progress	4,050	135

	141,405	97,269
Less accumulated depreciation	(16,544)	(10,136)

Property and equipment, net	$124,861	$87,133

7.	Intangible Assets, Net

	December 31,
	Weighted	2007			2006
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

Debt issuance costs	9.3	$1,808	$(687)	$1,121	$1,744	$(504)	$1,240
Lease acquisition costs	15.5	1,071	(541)	530	1,063	(398)	665
Customer base	0.3	213	(213)	—	180	(136)	44
Tradename	30.0	733	(49)	684	733	(23)	710

Total		$3,825	$(1,490)	$2,335	$3,720	$(1,061)	$2,659

Amortization expense was $429, $470 and $359 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the periods ending December 31 is as follows:

Year	Amount

2008	$221
2009	198
2010	198
2011	197
2012	195
Thereafter	1,326

$2,335

Goodwill

Pursuant to SFAS No. 142, the Company performed its annual goodwill impairment analysis on December 31, 2007 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company determines impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. Based on the analysis performed, the Company recorded no goodwill impairment for the years ended December 31, 2007, 2006 or 2005.

8.	Restricted and Other Assets

Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.

Restricted and other assets consists of the following:

	December 31,
	2007	2006

Deposits with landlords	$1,001	$1,001
Capital improvement reserves with landlords and lenders	2,244	1,562
Other	28	55

	$3,273	$2,618

9.	Other Accrued Liabilities

Other accrued liabilities consists of the following:

	December 31,
	2007	2006

Quality assurance fee	$1,853	$1,863
Resident refunds payable	1,767	1,736
Deferred resident revenue	1,745	1,370
Cash held in trust for residents	1,152	1,070
Claim settlement	—	1,000
Dividends payable	819	657
Income taxes payable	—	1,885
Property taxes	838	638
Other	2,963	1,887

Other accrued liabilities	$11,137	$12,106

Quality assurance fee represents amounts payable to the State of California in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred resident revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liability, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying consolidated balance sheets.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	December 31,
	2007	2006	2005

Current:
Federal	$10,212	$15,960	$13,328
State	1,694	2,592	2,639

	11,906	18,552	15,967

Deferred:
Federal	840	(3,565)	(3,395)
State	159	(862)	(518)

	999	(4,427)	(3,913)

Benefit for FIN 48 uncertainties	(88)	—	—
Interest income, gross of related tax effects	(123)	—	—
Interest expense, gross of related tax effects	150	—	—
Tax benefits credited to paid-in capital	61	—	—

Total	$12,905	$14,125	$12,054

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2007, 2006 and 2005, respectively, is comprised as follows:

	December 31,
	2007	2006	2005

Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	3.6	3.1	4.5
Non-deductible expenses	0.4	0.1	0.1
FIN 48 uncertainties	(0.3)	—	—
Net interest expense	0.1	—	—
Other adjustments	(0.2)	0.3	—

Total income tax provision	38.6%	38.5%	39.6%

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006

Deferred tax assets (liabilities):
Accrued expenses	$9,243	$9,563
Allowance for doubtful accounts	3,161	3,228
State taxes	—	235
Tax credits	1,103	622

Total deferred tax assets	13,507	13,648
State taxes	(199)	—
Depreciation and amortization	(563)	(413)
Prepaid expenses	(1,018)	(677)

Total deferred tax liabilities	(1,780)	(1,090)

Net deferred tax assets	$11,727	$12,558

The Company had state credit carryforwards as of December 31, 2007 and 2006 of $1,103 and $622, respectively. These carryforwards primarily related to state limitations on the application of Enterprise Zone employment related tax credits. These Enterprise Zone credits are expected to carryforward indefinitely and may be used to offset future state income tax. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027.

The Company adopted FIN 48 effective January 1, 2007 and, as of the date of adoption, had a net amount of unrecognized tax detriments of $36, exclusive of accrued interest. This total consisted of $234 of unrecognized tax benefits for permanent differences (as defined by SFAS 109) and other items, net of $270 of unrecognized tax detriments from temporary differences (as defined by SFAS 109), which resulted in additional deferred tax liability. A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2007 is as follows:

Unrecognized tax detriment at January 1, 2007	$(36)
Gross increases for tax positions taken in prior years	137
Gross decreases for tax positions taken in prior years	(145)
Gross increases for tax positions taken in the current year	17
Settlements with taxing authorities	185
Reductions due to statute lapse	(38)

Unrecognized tax benefit at December 31, 2007	$120

As of January 1, 2007, the Company recorded $340 as an adjustment, net of the associated tax impact on interest amounts, to opening retained earnings as a result of the adoption of FIN 48. Of this total, $188 related to unrecognized tax benefits and $152 related to accrued interest.

As of December 31, 2007, the unrecognized tax benefits, net of their state tax benefits, that would affect the Company’s effective tax rate was $44.

The Company closed examinations by the Internal Revenue Service (IRS) for the 2004 and 2005 income tax years and by a major state tax jurisdiction for the 2003, 2004 and 2005 income tax years. The Company settled with both the IRS and the major tax jurisdiction on all outstanding requests for a net refund of tax.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the Company contemplated certain of the favorable examination adjustments in its beginning unrecognized tax detriment, the settlement of these items resulted in the recognition of the tax detriments and an increase to the Company’s unrecognized tax benefits.

The Federal statute of limitations on the Company’s 2003 income tax year lapsed in the third quarter of 2007, which resulted in a reduction in unrecognized tax benefits of $38 for uncertain tax positions. In 2008, the statute of limitations will lapse on the Company’s 2003 and 2004 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months.

The Company has historically classified interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income and will continue to do so with the adoption of FIN 48. As of the adoption date of FIN 48, the Company recorded total accrued interest and penalties, gross of related tax benefit, of $253. For 2007, the Company reported $123 of interest income and $150 of interest expense, gross of related tax benefit, in the statement of income. As of December 31, 2007, the total amount of accrued interest and penalties in the Company’s consolidated balance sheet was $298.

11.	Leases

The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $16,972, $16,701 and $16,406 for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum lease payments for all leases as of December 31, 2007 are as follows:

Year	Amount

2008	$16,810
2009	16,508
2010	15,019
2011	14,793
2012	14,585
Thereafter	74,294

$152,009

Six of the Company’s facilities are operated under master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk. Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare or Medicaid provider requirements is a default under several of the Company’s master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2007.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt

The Company has an Amended and Restated Loan and Security Agreement, as amended (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $20,000 or 85% of qualified accounts receivable, as defined. Revolver borrowings bear interest at an annual rate of prime plus 1%. The Revolver contains typical representations and covenants for a loan of this type. A violation of any of these covenants could result in a default under the Revolver, which would result in all amounts owed by the Company, including possibly amounts due under the Third Amended and Restated Loan Agreement (the Term Loan) with the Lender discussed below, to become immediately due and payable upon receipt of notice. The Company was in compliance with all covenants as of December 31, 2007. At December 31, 2007 and 2006, there were no outstanding borrowings under the Revolver and $8,449 of borrowing capacity was pledged to secure outstanding letters of credit in the same periods. The Revolver was set to mature in March 2007 but was extended until February 22, 2008.

On February 21, 2008, the Company amended the Revolver by extending the term to 2012, increasing the available credit thereunder up to the lesser of $50,000 or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as the Company may elect from time to time, (i) the one, two, three or six month LIBOR (at the Company’s option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. The signed agreement is contingent on final execution and delivery of appropriate amendatory documentation. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause the entire amount outstanding, under the Revolver and all amounts owed by the Company, including amounts due under the Term Loan, to be declared immediately due and payable.

Long-term debt consists of the following:

	December 31,
	2007	2006

Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at December 31, 2007 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$54,929	$55,653
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,612	6,774
Mortgage note, principal, and interest of $18 payable monthly and continuing through September 2008, interest at fixed rate of 7.49%, collateralized by a deed of trust and security agreement and an assignment of rents	2,029	2,094
Notes payable, principal and interest payable monthly at fixed rate of 6.9%, balance due November 2008, collateralized by equipment	—	7

	63,570	64,528
Less current maturities	(2,993)	(941)

	$60,577	$63,587

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, the Company is subject to restrictive financial covenants, including occupancy, restrictions on capital expenditures, Fixed Charge Coverage (as defined in the agreement) and Net Worth (as defined in the agreement). Under the Revolver the Company is subject to typical representations and financial and non-

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by the Company, including amounts due under the Term Loan, to be declared immediately due and payable. As of December 31, 2007 and 2006, the Company was in compliance with such loan covenants.

Long-term debt matures in fiscal years ending after December 31, 2007 as follows:

Years Ending December 31,	Amount

2008	$2,993
2009	1,075
2010	1,158
2011	1,246
2012	1,330
Thereafter	55,768

$63,570

13.	Preferred Stock

Series A Preferred Stock — The Company issued shares of Series A preferred stock in 2000 in conjunction with the cancellation of $2,330 of debt at a purchase price of $3.40 per share. These shares were convertible on a four-to-one basis, at the holder’s option into shares of common stock with the conversion rate determined by dividing $3.40 by the then current Series A conversion price ($0.85 per share as of December 31, 2006 and November 8, 2007). The conversion was automatic in certain circumstances, including a public offering of the Company’s common stock. On November 8, 2007, in connection with the closing of the Company’s IPO, all previously outstanding shares of Series A preferred stock converted into 2,741 shares of the Company’s common stock.

Redemption Rights — The holder of the Series A preferred stock did not exercise its redemption option, which expired 90 days after the Company delivered its audited financial statements for fiscal 2003. The redemption option required the Company to redeem all (but not less than all) of such holder’s Series A preferred stock for the conversion price then in effect of the redeeming holder’s shares of Series A preferred stock, plus accumulated but unpaid declared dividends, plus any premium due thereon, if exercised. Additionally, if, by December 31, 2010, the Company had not completed a public offering, as defined, the holder of Series A preferred stock shall have the option, for a 90-day period (beginning on the date that the Company delivers its audited financial statements for fiscal 2010), to require the Company to redeem all (but not less than all) of such holder’s Series A preferred stock for the conversion price then in effect of the redeeming holder’s shares of Series A preferred stock, plus (i) accumulated but unpaid declared dividends, plus (ii) an amount equal to the greater of (a) cash in the amount of $1.43 per share for each of such redeeming holder’s shares of Series A preferred stock (adjusted to reflect stock dividends, stock splits, recapitalizations, or similar transactions affecting the outstanding Series A preferred stock) or (b) a per-share amount for each of such redeeming holder’s shares of Series A preferred stock (on an as-if-converted basis) equal to the aggregate amount of cash dividends declared for each share of common stock into which each share of Series A preferred stock being redeemed could then be converted, less (iii) the actual amount of any dividends paid prior to the redemption.

14.	Dividends

The Company’s policy is to pay declared dividends in the month following the month of declaration. The Company does not have a formal policy with respect to if or when to declare dividends or the amounts of dividends, but it currently intends to continue to pay regular quarterly dividends to the holders of its common

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. The payment of dividends is subject to the discretion of the board of directors and will depend on many factors, including results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The Revolver restricts the Company’s ability to pay dividends to shareholders if it receives notice that it is in default under this agreement. At December 31, 2007, 2006 and 2005, declared but unpaid preferred and common stock dividends totaled approximately $819, $657 and $500, respectively, which were included in other accrued liabilities.

Dividends declared for the years ended December 31, 2007, 2006 and 2005, respectively, were as follows:

	Year Ended December 31,
	2007	2006	2005

Preferred stock	$329	$356	$247
Common stock	2,463	1,776	1,255

	$2,792	$2,132	$1,502

15.	Options and Warrants

Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2007 and 2006 does not include compensation expense for share- based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the provisions of SFAS 123 but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the adoption provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2007 and 2006 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company has three option plans, all of which have been approved by the stockholders. In the 2001 Plan and 2005 Plan (defined below), options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares.

2001 Stock Option, Deferred Stock and Restricted Stock Plan — The 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan) authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company’s IPO, such shares will vest in full upon exercise. At December 31, 2007 and 2006, there were 247 and 257, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan — The 2005 Stock Incentive Plan (2005 Plan) authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance as of December 31, 2007 and 2006, to officers, employees, directors and consultants of the Company. Options

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2007 and 2006, there were 112 and 6, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan — The 2007 Omnibus Incentive Plan (2007 Plan) authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company’s board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2007, there were 1,000 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•	The expected option term reflects the application of the simplified method set out in SAB No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.

•	Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company’s share price becomes available.

•	The dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8% per year is based on the Company’s historical forfeiture activity of unvested stock options.

No options were granted during the year ended December 31, 2007.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following assumptions for stock options granted during the year ended December 31, 2006:

		Weighted			Weighted
		Average		Weighted	Average
	Options	Risk-Free	Expected	Average	Dividend
Plan	Granted	Rate	Life	Volatility	Yield

2001	286	4.9%	6.5 years	46%	1.19%
2005	400	5.0%	6.5 years	45%	1.06%

Total	686

For the year ended December 31, 2006, the following represent the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed by grant date:

			Weighted	Weighted	Weighted	Weighted
			Average	Average	Average	Average
		Options	Exercise	Grant Date	Fair Value	Fair Value of
Plan	Grant Date	Granted	Price	Intrinsic Value	of Options	Common Stock

2001	1/17/2006	22	$7.05	$0.00	$2.51	$5.96
	7/26/2006	264	$7.50	$7.59	$9.69	$15.09
2005	7/26/2006	400	$7.50	$7.59	$9.69	$15.09

As of December 31, 2006 and 2005, the Company valued its common stock using a combination of weighted income and market valuation approaches. The income approach was based on discounted cash flows. The market approach employed both a guideline company method and merger and acquisition method.

On July 26, 2006, in a manner generally consistent with historical valuation and grant practices, the Company granted options to purchase approximately 664 shares of common stock to employees. The exercise price was based on a contemporaneous fair value calculation. Subsequently, a weighted valuation was performed, which produced a fair value less than the exercise price. Then, in March 2007, an additional retrospective weighted valuation was performed. This weighted valuation took into consideration the possibility of the Company entering the public marketplace in 2007. This re-measurement resulted in the adjusted fair value exceeding the exercise price. As a result of the finalized valuations and the adoption of SFAS 123(R), the Company recorded aggregate compensation expense of approximately $1,468 and $443 during the years ended December 31, 2007 and 2006, respectively.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the year ended December 31, 2007:

		Weighted	Number of	Weighted
	Number of	Average	Shares	Average
	Shares	Exercise	Vested and	Exercise
	Outstanding	Price	Exercisable	Price

December 31, 2004	648	$1.19	98	$0.47
Granted	465	$5.67
Forfeitures	(71)	$1.20
Exercised	(254)	$0.87

December 31, 2005	788	$3.94	132	$2.21
Granted	686	$7.48
Forfeitures	(46)	$2.41
Exercised	(184)	$2.48

December 31, 2006	1,244	$6.17	148	$3.82
Granted	—	—
Forfeitures	(173)	$6.03
Exercised	(48)	$6.04

December 31, 2007	1,023	$6.19	316	$5.25

The following summary information reflects stock options outstanding, vesting and related details as of December 31, 2007:

	Stock Options Outstanding				Stock Options Vested
			Black-	Remaining	Number
Year of	Number	Exercise	Scholes Fair	Contractual	Vested and	Exercise
Grant	Outstanding	Price	Value	Life (Years)	Exercisable	Price

2003	50	$0.67-0.81	$38	6	37	$0.67-0.81
2004	83	$1.95-2.46	191	7	48	$1.95-2.46
2005	310	$4.99-5.75	1,762	8	115	$4.99-5.75
2006	580	$7.05-7.50	5,516	9	116	$7.05-7.50

Total	1,023		$7,507		316

The Company recognized $1,468 and $443, respectively, in compensation expense during the years ended December 31, 2007 and 2006. The Company expects to recognize $567 and $169, respectively, in tax benefits when the options vest and are exercised. As of December 31, 2007 and 2006, the total fair value of shares vested was approximately $1,892 and $567, respectively.

In future periods, the Company expects to recognize approximately $3,698 in stock-based compensation expense over the next 3.2 weighted average years for unvested options that were outstanding as of December 31, 2007.

There were 707 unvested and outstanding options at December 31, 2007, of which 576 are expected to vest. The weighted average contractual life for options vested at December 31, 2007 was 7.5 years. The weighted average contractual life for options outstanding at December 31, 2007 was 8 years. In addition, the Company has 22 unvested exercised shares with a weighted average contractual life of 9 years.

The aggregate intrinsic value of options outstanding, expected to vest, vested and exercised as of December 31, 2007 was approximately $8,392, $4,509, $2,890 and $404, respectively. The aggregate intrinsic

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of options outstanding, expected to vest, vested and exercised as of December 31, 2006 was approximately $13,659, $9,107, $1,978, and $2,691, respectively. The intrinsic value is calculated as the difference between the market value and the exercise price of the options.

16.	Commitments and Contingencies

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. The Company believes that it is in compliance with all applicable laws and regulations.

A significant portion of the Company’s revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Although the Company is not aware of any significant future rate changes, significant changes to the reimbursement rates could have a material effect on the Company’s operations.

Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, (iv) agreements with certain lenders under which the Company may be required to indemnify such lenders against various claims and liabilities, and (v) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

Litigation — The skilled nursing business involves a significant risk of liability given the age and health of the Company’s patients and residents and the services the Company provides. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

A class action suit was previously filed against the Company alleging, among other things, violations of applicable California Health and Safety Code provisions and a violation of the California Consumer Legal Remedies Act at certain of the Company’s facilities. The Company has received court approval for its settlement and the obligation to pay has been capped, not to exceed $3,000. As of December 31, 2006, the Company’s best estimate of the ultimate liability it believed it would likely be subject to after all payments to class claimants and related estimated legal expenses was approximately $1,000. This amount was recorded in accrued other liabilities in the accompanying condensed consolidated financial statements as of December 31,

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The Company settled this class action suit and the settlement was approved by the affected class and the court in April 2007. The ultimate amount of legal expenses and claims was approximately $1,100, which was paid as of June 30, 2007.

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

On June 5, 2006, a complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, purportedly on behalf of the United States, claiming that the Company violated the Medicare Secondary Payer Act. In the complaint, the plaintiff alleged that the Company has inappropriately received and retained reimbursement from Medicare for treatment given to certain unidentified patients and residents of its facilities whose injuries were caused by the Company as a result of unidentified and unadjudicated incidents of medical malpractice. The plaintiff in this action is seeking damages of twice the amount that the Company was allegedly obligated to pay or reimburse to Medicare in connection with the treatment in question under the Medicare Secondary Payer Act, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. The plaintiff’s case was dismissed in the Company’s favor by the trial court, and the dismissal is currently on appeal. At this time the loss or possible range of loss is not estimable or probable; accordingly, the Company has not recorded an accrual for this matter.

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

Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $35 during the year ended December 31, 2007. The Company anticipates that these probe reviews will increase in frequency in the future. In addition, two of the Company’s facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted reviews.

Other Matters — In March 2007, the Company and certain of its officers received a series of notices from the Company’s bank indicating that the United States Attorney (U.S. Attorney) for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to the Company’s bank and then rescinded that demand. This rescinded demand originally requested documents from the Company’s bank related to financial transactions involving the Company, ten of its operating subsidiaries, an outside investor group, and certain of its current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of the Company’s current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at the Company’s facilities. Although both the Company and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, the Company believed that an investigation was underway, but to date the Company has been unable to determine the exact cause or nature of the U.S. Attorney’s interest in the Company or its subsidiaries, and until recently the Company has been unable to even verify whether the investigation was continuing.

On December 17, 2007, the Company was informed by Deloitte & Touche LLP, the Company’s independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to the Company and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney is conducting an investigation involving certain of the Company’s operating subsidiaries. Based on these most recent events, the Company believes that the United States Government may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of its skilled nursing facilities. To the Company’s knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. Subsequently, in February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. While the Company has no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide the Company with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. The Company continued to request a meeting with the U.S. Attorney to discuss the grand jury subpoena, the Company’s internal investigation described below, and any specific allegations or concerns they may have. The Company cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, the Company’s business, financial condition and results of operations could be materially and adversely affected.

In November 2006, the Company became aware of an allegation of possible reimbursement irregularities at one or more of its facilities. That same month, the Company retained outside counsel and initiated an internal investigation into these matters. The Company and its outside counsel concluded this investigation without identifying any systemic patterns or practices of fraudulent or intentional misconduct. The Company made observations at certain facilities regarding areas of potential improvement in some of its recordkeeping and billing practices and has implemented measures, some of which were already underway before the investigation began, that it believes will strengthen recordkeeping and billing processes. None of these additional findings or observations appears to be rooted in fraudulent or intentional misconduct. The Company continues to evaluate the measures implemented for effectiveness, and is continuing to seek ways to improve these processes.

As a byproduct of its investigation, the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies exist. The Company, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, the Company treated these claims as overpayments. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, the Company accrued a liability of approximately $224, plus interest, for selected Medicare claims for which documentation had not been located or for other billing

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deficiencies identified to date. The remittance of these claims started with the Company’s filing of its Quarterly Credit Balance Reports, which were submitted to the Medicare Fiscal Intermediary on or before January 31, 2008, and will be completed with the next Quarterly Credit Balance Report which will be submitted on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, the Company would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require the Company to record significant additional provisions or remit payments, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Concentrations

Credit Risk — The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 61% and 65% of its total accounts receivable as of December 31, 2007 and 2006, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 74%, 75% and 76% of the Company’s revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with a financial institution that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $100.

17.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined) by the Company. The Company contributed, $270, $231 and $196 to the 401(k) Plan during the years ended December 31, 2007, 2006 and 2005, respectively. Beginning in 2007, the Company’s plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

(b) Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged
	Beginning of	to Costs and		Balance at
	Year	Expenses	Deductions	End of Year
	(In thousands)

Year Ended December 31, 2005
Allowance for doubtful accounts	$(4,213)	$(3,092)	$2,346	$(4,959)
Year Ended December 31, 2006
Allowance for doubtful accounts	$(4,959)	$(4,191)	$1,607	$(7,543)
Year Ended December 31, 2007
Allowance for doubtful accounts	$(7,543)	$(3,135)	$3,224	$(7,454)

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(c) Exhibit Index

					Exhibit	Filing	Filed
Exhibit No.		Exhibit Description	Form	File No.	No.	Date	Herewith

3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/07
3.3		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/07
4.1		Specimen common stock certificate	S-1	333-142897	4.1	10/05/07
10	.1+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	07/26/07
10	.2+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.2	07/26/07
10	.3+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/05/07
10	.4+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions					X
10	.5+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/05/07
10	.6+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/05/07
10.7		Third Amended and Restated Loan Agreement, dated as of December 29, 2006, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.7	05/14/07
10.8		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	07/26/07
10.9		Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor’s subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	07/26/07

(c) Exhibit Index

				Exhibit	Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Date	Herewith

10.10	Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	07/26/07
10.11	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	07/26/07
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	07/26/07
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	07/26/07
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	07/26/07

(c) Exhibit Index

				Exhibit	Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Date	Herewith

10.15	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	07/26/07
10.16	Form of First Amendment to (Amended and Restated) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center, North Mountain Medical and Rehabilitation Center, Catalina Care and Rehabilitation Center, Park Manor, Park View Gardens at Montgomery, Sabino Canyon Rehabilitation and Care Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC, Valley Health Holdings LLC, Rillito Holdings LLC, Plaza Health Holdings LLC, Mountainview Communitycare LLC and Meadowbrook Health Associates LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.16	07/26/07
10.17	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	05/14/07
10.18	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	05/14/07
10.19	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	07/26/07

(c) Exhibit Index

				Exhibit	Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Date	Herewith

10.20	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	05/14/07
10.21	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	07/26/07
10.22	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	08/17/07
10.23	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/05/07
10.24	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/05/07
10.25	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/05/07
10.26	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/07
10.27	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/07

(c) Exhibit Index

				Exhibit	Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Date	Herewith

10.28	Second Amended and Restated Loan and Security Agreement, dated February 21, 2008, by and among The Ensign Group, Inc., certain of its subsidiaries as either Borrowers or Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	02/27/08
10.29	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	02/27/08
10.30	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	02/27/08
10.31	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	02/27/08
10.32	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	05/14/07
10.33	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	07/26/07
10.34	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	07/26/07
10.35	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	05/14/07
10.36	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	07/26/07

(c) Exhibit Index

				Exhibit	Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Date	Herewith

10.37	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	07/26/07
10.38	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	05/14/07
10.39	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	05/14/07
10.40	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	05/14/07
10.41	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.31	05/14/07
10.42	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	05/14/07
10.43	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.33	05/14/07
10.44	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.34	05/14/07
10.46	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	05/14/07

(c) Exhibit Index

				Exhibit	Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Date	Herewith

10.47	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.36	05/14/07
10.48	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	05/14/07
10.49	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	05/14/07
10.50	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant’s obligations under the Lease Agreement	S-1	333-142897	10.39	05/14/07
10.51	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	05/14/07
10.52	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement					X
10.53	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	05/14/07
10.54	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/05/07
10.55	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/07
10.56	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/07

(c) Exhibit Index

				Exhibit	Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Date	Herewith

10.57	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/07
10.58	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/07
10.59	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/07
10.60	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/07
10.61	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/07
21.1	Subsidiaries of The Ensign Group, Inc., as amended	S-1	333-142897	21.1	10/05/07
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates management contract or compensatory plan.