Form 10-Q
period 2008-03-31
ENSIGN GROUP, INC
filed 2008-05-07
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, smaller reporting company or a non-accelerated filer. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act).
☐ Yes ☑ No
As of April 30, 2008, 20,537,280 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

ii

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$54,446	$51,732
Accounts receivable—less allowance for doubtful accounts of $7,856 and $7,454 at March 31, 2008 and December 31, 2007, respectively	50,350	50,615
Prepaid income taxes	1,495	5,835
Prepaid expenses and other current assets	5,423	5,319
Deferred tax asset—current	6,558	6,862

Total current assets	118,272	120,363
Property and equipment, net	128,356	124,861
Insurance subsidiary deposits	9,396	8,810
Deferred tax asset	5,396	4,865
Restricted and other assets	3,453	3,273
Intangible assets, net	2,692	2,335
Goodwill	2,882	2,882

Total assets	$270,447	$267,389

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,199	$14,699
Accrued wages and related liabilities	20,026	21,141
Accrued self-insurance liabilities—current	7,148	7,424
Other accrued liabilities	10,916	11,137
Current maturities of long-term debt	3,017	2,993

Total current liabilities	53,306	57,394
Long-term debt—less current maturities	60,290	60,577
Accrued self-insurance liability	18,381	17,236
Deferred rent and other long-term liabilities	2,462	2,505

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,217 and 20,535 issued and outstanding at March 31, 2008, respectively, and 21,196 and 20,480 shares issued and outstanding at December 31, 2007, respectively	21	21
Additional paid-in capital	62,766	62,142
Retained earnings	77,632	72,119
Common stock in treasury, at cost, 682 and 716 shares at March 31, 2008 and December 31, 2007, respectively	(4,411)	(4,605)

Total stockholders’ equity	136,008	129,677

Total liabilities and stockholders’ equity	$270,447	$267,389

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$113,779	$97,978
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	91,434	80,847
Facility rent—cost of services	3,999	4,155
General and administrative expense	5,092	3,746
Depreciation and amortization	1,990	1,532

Total expenses	102,515	90,280

Income from operations	11,264	7,698

Other income (expense):
Interest expense	(1,201)	(1,169)
Interest income	483	392

Other expense, net	(718)	(777)

Income before provision for income taxes	10,546	6,921
Provision for income taxes	4,212	2,784

Net income	$6,334	$4,137

Net income per share:
Basic	$0.31	$0.30

Diluted	$0.31	$0.24

Weighted average common shares outstanding:
Basic	20,498	13,420

Diluted	20,647	16,904

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,334	$4,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,993	1,532
Amortization of deferred financing fees	7	—
Deferred income taxes	(227)	(760)
Provision for doubtful accounts	1,051	1,127
Stock-based compensation	462	249
Excess tax benefit from share based compensation	(106)	—
Loss on disposition of property and equipment	152	14
Change in operating assets and liabilities
Accounts receivable	(786)	(289)
Prepaid income taxes	4,428	—
Prepaid expenses and other current assets	(104)	(753)
Insurance subsidiary deposits	(586)	(1,240)
Accounts payable	(2,500)	776
Accrued wages and related liabilities	(1,115)	(3,074)
Other accrued liabilities	(350)	250
Accrued self-insurance	869	2,140
Deferred rent liability	(46)	111

Net cash provided by operating activities	9,476	4,220

Cash flows from investing activities:
Purchase of property and equipment	(5,578)	(2,796)
Restricted and other assets	(180)	(242)
Cash payment for acquisitions	—	(9,436)

Net cash used in investing activities	(5,758)	(12,474)

Cash flows from financing activities:
Proceeds from issuance of debt	—	11
Payments on long term debt	(263)	(270)
Issuance of treasury stock upon exercise of options	194	—
Issuance of common stock upon exercise of options	74	89
Dividends paid	(819)	(657)
Excess tax benefit from share based compensation	106	—
Payments of deferred financing costs	(296)	—

Net cash used in financing activities	(1,004)	(828)

Net increase (decrease) in cash and cash equivalents	2,174	(9,082)
Cash and cash equivalents beginning of period	51,732	25,491

Cash and cash equivalents end of period	$54,446	$16,409

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,239	$1,169

Income taxes	$106	$2,500

Non-cash investing and financing activities:

Conditional asset retirement obligations under FIN 47	$—	$48

See accompanying notes to condensed consolidated financial statements

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company —The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 61 facilities as of March 31, 2008, located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of over 7,400 skilled nursing, assisted living and independent living beds. As of March 31, 2008, the Company owned 26 of its 61 facilities and operated an additional 35 facilities through long-term lease arrangements, and had options to purchase or purchase agreements for 10 of those 35 facilities.
The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenue. All of the Company’s facilities are operated by separate, wholly-owned, independent subsidiaries, each of which has its own management, employees and assets. One of the Company’s wholly-owned subsidiaries, sometimes referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.
Like the Company’s facilities, the Service Center and the captive insurance subsidiary are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that the Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the captive insurance subsidiary are operated by the same entity.
Other Information—The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2007 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature and respective durations. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities.
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
Revenue from the Medicare and Medicaid programs accounted for approximately 75% and 74% of the Company’s revenue for the three months ended March 31, 2008 and 2007, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $325 and $709 for the three months ended March 31, 2008 and 2007, respectively. The Company records revenue from private pay patients as services are performed.
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
Impairment of Long-Lived Assets—The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. The Company’s management has evaluated its long-lived assets and has not identified any impairment as of March 31, 2008 and December 31, 2007.
Intangible Assets and Goodwill—Intangible assets consist primarily of deferred financing costs, lease acquisition costs and trade names. Deferred financing costs are amortized over the term of the related debt, ranging from five to 26 years. Lease acquisition costs are amortized over the life of the lease of the facility, ranging from ten to 20 years. Trade names are amortized over 30 years.

Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the three months ended March 31, 2008 or in 2007.
Self-Insurance—The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made in the first quarter of 2008, the self-insured retention was $350 per claim with a $900 deductible. The third-party coverage above these limits for all periods presented was $1,000 per occurrence, $3,000 per facility with a $6,000 blanket aggregate.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $19,215 and $18,596 as of March 31, 2008 and December 31, 2007, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $600 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $4,343 and $4,145 as of March 31, 2008 and December 31, 2007, respectively.
During 2003 and 2004, the Company’s California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The funded accrual in excess of the estimated liabilities is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and was $446 and $431 as of March 31, 2008 and December 31, 2007, respectively.
Effective May 1, 2006, the Company began to provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. Prior to this, the Company had multiple third-party HMO and PPO plans, of which certain HMO plans are still active. The Company is not aware of any run-off claim liabilities from the prior plans. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $200 for each covered person which resets every plan year or a maximum of $6,000 per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. The Company has also purchased aggregate stop-loss coverage that reimburses the plan up to $5,000 to the extent that paid claims exceed $7,225. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $1,971 and $1,919 at March 31, 2008 and December 31, 2007, respectively.
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
Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of March 31, 2008 and December 31, 2007 were $11,954 and $11,727, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.
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
The Company adopted SFAS 123(R) using the prospective transition method. The Company’s consolidated financial statements as of and for the periods ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).
Historically, no compensation expense was recognized by the Company in its financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award were fixed and the fair value of its stock, as of the grant date, was equal to or less than the amount an employee must pay to acquire the stock. The Company would have recognized compensation expense in situations where the fair value of its common stock on the grant date was greater than the amount an employee must pay to acquire the stock. Stock-based compensation expense recognized in the Company’s consolidated statements of income for the three months ended March 31, 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the pro forma provisions of SFAS 123, but does include compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Existing options at January 1, 2006 will continue to be accounted for in accordance with APB 25 unless such options are modified, repurchased or canceled after the effective date of SFAS 123(R).

New Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed according to SFAS 141, Business Combinations, until January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that the Company consummates after the effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.
Adoption of New Accounting Pronouncements—In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities had no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (fair value option). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company’s adoption of SFAS 159 at the beginning of fiscal 2008 had no impact on its consolidated financial position or results of operations.
In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). This EITF prescribes that the tax benefit received on dividends associated with non-vested share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies of share based payment awards. EITF 06-11 is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The Company’s adoption of EITF 06-11 at the beginning of fiscal 2008 did not have a material impact on its consolidated financial position or results of operations.

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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$6,334	$4,137

Preferred stock dividends	—	(110)

Net income available to common stockholders for basic net income per share	$6,334	$4,027

Denominator:
Weighted average shares outstanding for basic net income per share(1)	20,498	13,420

Basic net income per common share	$0.31	$0.30

(1)	Basic share amounts are shown net of unvested shares subject to the Company’s repurchase right, which total 39 and 285 shares at March 31, 2008 and 2007, respectively.
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$6,334	$4,137

Denominator:
Weighted average common shares outstanding	20,498	13,420
Plus: incremental shares from assumed conversions(1)	149	3,484

Adjusted weighted average common shares outstanding	20,647	16,904

Diluted net income per common share	$0.31	$0.24

(1)	Fully diluted share amounts include unvested shares subject to the Company’s repurchase right, which total 39 and 285 shares at March 31, 2008 and 2007, respectively. In addition, as of March 31, 2008, the Company had 849 options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.

4. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three months ended March 31, 2008 and 2007, respectively, is summarized in the following tables:

	Three Months Ended March 31,
	2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$47,526	41.8%	$42,641	43.5%
Medicare	37,918	33.3	30,130	30.8

Total Medicaid and Medicare	85,444	75.1	72,771	74.3
Managed care	15,256	13.4	12,705	13.0
Private and other payors	13,079	11.5	12,502	12.7

Revenue	$113,779	100.0%	$97,978	100.0%

Accounts receivable consisted of the following:

	March 31,	December 31,
	2008	2007
Medicaid	$21,307	$20,842
Managed care	15,224	14,821
Medicare	14,381	14,521
Private and other payors	7,294	7,885

	58,206	58,069
Less allowance for doubtful accounts	(7,856)	(7,454)

Accounts receivable	$50,350	$50,615

5. PROPERTY AND EQUIPMENT
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
Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007
Land	$26,296	$26,107
Buildings and improvements	76,463	76,262
Equipment	18,659	17,801
Furniture and fixtures	7,067	6,414
Leasehold improvements	11,746	10,771
Construction in progress	6,569	4,050

Less accumulated depreciation	(18,444)	(16,544)

Property and equipment, net	$128,356	$124,861

6. INTANGIBLE ASSETS—Net

	March 31, 2008				December 31, 2007
	Weighted
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Debt issuance costs	9.3	$2,231	$(730)	$1,501	$1,808	$(687)	$1,121
Lease acquisition costs	15.5	1,071	(558)	513	1,071	(541)	530
Customer base	0.3	213	(213)	—	213	(213)	—
Tradename	30.0	733	(55)	678	733	(49)	684

Total		$4,248	$(1,556)	$2,692	$3,825	$(1,490)	$2,335

The Company paid $423 in debt issuance costs in connection with the amendment to the Amended and Restated Loan and Security Agreement, as amended (the Revolver) to increase available borrowings. See additional discussion at Note 10. Amortization expense was $66 and $63 for the three months ended March 31, 2008 and 2007, respectively.
Goodwill
Pursuant to SFAS No. 142, the Company performed its annual goodwill impairment analysis on December 31, 2007 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company determines impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the three months ended March 31, 2008 or the year ended December 31, 2007.
7. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	March 31,	December 31,
	2008	2007
Deposits with landlords	$1,001	$1,001
Capital improvement reserves with landlords and lenders	2,425	2,244
Other	27	28

	$3,453	$3,273

8. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
Quality assurance fee	$1,891	$1,853
Resident refunds payable	1,663	1,767
Deferred resident revenue	1,682	1,745
Cash held in trust for residents	1,012	1,152
Dividends payable	821	819
Property taxes	731	838
Other	3,116	2,963

Other accrued liabilities	$10,916	$11,137

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
9. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Current:
Federal	$3,611	$2,814
State	723	706

	4,334	3,520

Deferred:
Federal	(182)	(515)
State	(44)	(260)

	(226)	(775)

Tax benefit from exercise of stock options	89	—
Interest income, gross of related tax effects	(20)	(18)
Interest expense, gross of related tax effects	35	57

Total	$4,212	$2,784

The Company’s deferred tax assets and liabilities as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31,	December 31,
	2008	2007
Deferred tax assets (liabilities):
Accrued expenses	$9,745	$9,243
Allowance for doubtful accounts	3,331	3,161
Tax credits	1,139	1,103

Total deferred tax assets	14,215	13,507

State taxes	(588)	(199)
Depreciation and amortization	(607)	(563)
Prepaid expenses	(1,066)	(1,018)

Total deferred tax liabilities	(2,261)	(1,780)

Net deferred tax assets	$11,954	$11,727

The Company adopted FIN 48 effective January 1, 2007 and, as of the date of adoption, had a net amount of unrecognized tax detriments of $36, exclusive of accrued interest. This total consisted of $234 of unrecognized tax benefits for permanent differences (as defined by SFAS 109) and other items, net of $270 of unrecognized tax detriments from temporary differences (as defined by SFAS 109), which resulted in additional deferred tax liability. The ending unrecognized tax benefit as of December 31, 2007 was $120.
As of January 1, 2007, the Company recorded $340 as an adjustment, net of the associated tax impact on interest amounts, to opening retained earnings as a result of the adoption of FIN 48. Of this total, $188 related to unrecognized tax benefits and $152 related to accrued interest.
As of March 31, 2008 and December 31, 2007, the unrecognized tax benefits, net of their state tax benefits that would affect the Company’s effective tax rate were $44.

The Company closed examinations by the Internal Revenue Service (IRS) for the 2004 and 2005 income tax years and by a major state tax jurisdiction for the 2003, 2004, and 2005 income tax years. As of December 31, 2007, the Company had settled with both the IRS and the major tax jurisdiction on all outstanding requests for a net refund of tax. Because the Company contemplated certain of the favorable examination adjustments in its beginning unrecognized tax detriment, the settlement of these items resulted in the recognition of the tax detriments and an increase to the Company’s unrecognized tax benefits.
The Federal statute of limitations on the Company’s 2003 income tax year lapsed in the third quarter of 2007, which resulted in a reduction in unrecognized tax benefits of $38 for uncertain tax positions. In 2008, the statute of limitations will lapse on the Company’s 2003 and 2004 income tax years for state and Federal purposes in the third quarter, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax position. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits.
The Company has historically classified interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income and will continue to do so with the adoption of FIN 48. As of the adoption date of FIN 48, the Company recorded total accrued interest and penalties, gross of related tax benefit, of $253. For 2007, the Company reported $123 of interest income and $150 of interest expense, gross of related tax benefit, in the statement of income. As of December 31, 2007, the total amount of accrued interest and penalties in the Company’s consolidated balance sheet was $298. As of March 31, 2008, the total amount of accrued interest and penalties in the Company’s consolidated balance sheet was $314.
10. Debt
The Company has an Amended and Restated Loan and Security Agreement, as amended (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Company may elect from time to time to change the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options: (i) the one, two, three or six month LIBOR (at the Company’s option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. The Revolver will expire on February 21, 2013. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause the entire amount outstanding, under the Revolver and all amounts owed by the Company, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. The Company was in compliance with all covenants as of March 31, 2008. At March 31, 2008 and December 31, 2007, there were no outstanding borrowings under the Revolver and $8,449 of borrowing capacity was pledged to secure outstanding letters of credit in the same periods.
Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year Treasury Note rate plus 2.25% (rates in effect at December 31, 2007 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$54,722	$54,929
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,572	6,612
Mortgage note, principal, and interest of $18 payable monthly and continuing through September 2008, interest at fixed rate of 7.49%, collateralized by a deed of trust and security agreement and an assignment of rents	2,013	2,029

	63,307	63,570
Less current maturities	(3,017)	(2,993)

	$60,290	$60,577

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. On a quarterly basis, the Company is subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2008 and December 31, 2007, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
11. OPTIONS AND WARRANTS
Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the provisions of SFAS 123 but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the adoption provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three month periods ended March 31, 2008 and 2007 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company has three option plans, all of which have been approved by the stockholders. In the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001Plan) and the 2005 Stock Incentive Plan (2005 Plan), options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares.
2001 Stock Option, Deferred Stock and Restricted Stock Plan—The 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan) authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the Board of Directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company’s initial public offering (IPO) or if such options had not been exercised before the consummation of the Company’s IPO, such shares will vest in full upon exercise. At March 31, 2008 and December 31, 2007, there were 257 and 247, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.
2005 Stock Incentive Plan—The 2005 Stock Incentive Plan (2005 Plan) authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance as of March 31, 2008 and December 31, 2007, to officers, employees, directors, and consultants of the Company. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At March 31, 2008 and December 31, 2007, there were 114 and 112, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.
2007 Omnibus Incentive Plan — The 2007 Omnibus Incentive Plan (2007 Plan) authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company’s board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At March 31, 2008, there were 1,035 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:
•	The expected option term reflects the application of the simplified method set out in SAB No. 107 Share-Based Payment (SAB 107), which was issued in March 2006. In December 2007, the SEC released SAB No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.

•	Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company’s share price becomes available.

•	The dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8% per year is based on its historical forfeiture activity of unvested stock options.
Approximately 375 options were granted during the three month period ended March 31, 2008. The Company used the following assumptions for stock options granted during the three months ended March 31, 2008:

		Weighted			Weighted
		Average		Weighted	Average
	Options	Risk-Free	Expected	Average	Dividend
Plan	Granted	Rate	Life	Volatility	Yield
2007	375	2.9%	6.5 years	45%	1.45%
For the three months ended March 31, 2008, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

			Weighted	Weighted	Weighted	Weighted
			Average	Average	Average	Average
		Options	Exercise	Grant Date	Fair Value	Fair Value of
Plan	Grant Date	Granted	Price	Intrinsic Value	of Options	Common Stock
2007	1/22/2008	375	$11.03	$0.00	$4.62	$11.03
As of December 31, 2004, 2005 and 2006, the Company valued its common stock using a combination of weighted income and market valuation approaches. The income approach was based on discounted cash flows. The market approach employed both a guideline company method and merger and acquisition method.
The following table represents the employee stock option activity during the three months ended March 31, 2008:

		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Vested	Price
December 31, 2007	1,023	$6.19	316	$5.25
Granted	375	$11.03
Forfeitures	(7)	$5.09
Exercised	(56)	$4.82

March 31, 2008	1,335	$7.61	256	$5.37

The following summary information reflects stock options outstanding, vesting and related details as of March 31, 2008:

	Options Outstanding				Options Vested
			Black-	Remaining	Number
	Number	Exercise	Scholes Fair	Contractual	Vested and	Exercise
Year of Grant	Outstanding	Price	Value	Life (Years)	Exercisable	Price
2003	43	$0.67-0.81	$34	6	30	$0.67-0.81
2004	72	$1.96-2.46	165	7	37	$1.96-2.46
2005	273	$4.99-5.75	1,552	8	78	$4.99-5.75
2006	572	$7.05-7.50	5,440	8	111	$7.05-7.50
2008	375	$11.03	1,731	10	—	$11.03

Total	1,335		8,922		256

The Company recognized $462 and $249 in compensation expense during the three months ended March 31, 2008 and 2007, respectively. In future periods, the Company expects to recognize approximately $5,521 in stock-based compensation expense over the next 3.0 weighted average years for unvested options that were outstanding as of March 31, 2008. There were 1,079 unvested and outstanding options at March 31, 2008, of which 919 are expected to vest. The weighted average contractual life for options vested at March 31, 2008 was 7.8 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2008 was approximately $2,871, $839, $1,827 and $279, respectively. The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2007 was approximately $8,392, $2,890, $4,509 and $404, respectively. The intrinsic value is calculated as the difference between the market value and the exercise price of the options.
12. COMMITMENTS AND CONTINGENCIES
Leases—The Company leases certain facilities and its Service Center offices under non-cancelable operating leases, most of which have initial lease terms ranging from 5 to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $4,087 and $4,229 for the three months ended March 31, 2008 and 2007, respectively.
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
Regulatory Matters—Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. The Company believes that it is in material compliance with all applicable laws and regulations.
A significant portion of the Company’s revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Although the Company is not aware of any significant future rate changes currently passed into law, significant changes to the reimbursement rates could have a material effect on the Company’s operations.
Cost-Containment Measures—Both government and private payor sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Indemnities—From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, (iv) agreements with certain lenders under which the Company may be required to indemnify such lenders against various claims and liabilities, and (v) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising in the course of their duties for the Company. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.
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
In addition to the lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in the markets in which it does business.
On June 5, 2006, a complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, purportedly on behalf of the United States, claiming that the Company violated the Medicare Secondary Payer Act. In the complaint, the plaintiff alleged that the Company inappropriately received and retained reimbursement from Medicare for treatment given to certain unidentified patients and residents of its facilities whose injuries were caused by the Company as a result of unidentified and unadjudicated incidents of medical malpractice. The plaintiff in this action is seeking damages of twice the amount that the Company was allegedly obligated to pay or reimburse to Medicare in connection with the treatment in question under the Medicare Secondary Payer Act, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. The plaintiff’s case was dismissed in the Company’s favor by the trial court, and the dismissal is currently on appeal. At this time the loss or possible range of loss is not estimable or probable; accordingly, we have not recorded an accrual for this matter.
The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business including potential claims related to care and treatment provided at its facilities, as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial business, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing under successful claims could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Medicare Revenue Recoupments—We are subject to reviews relating to Medicare services, billings and potential overpayments. One facility was subject to probe review during the three months ended March 31, 2008, which was subsequently concluded with a Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4, which was paid subsequent to quarter end. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.

Other Matters—In March 2007, the Company and certain of its officers received a series of notices from the Company’s bank indicating that the United States Attorney (U.S. Attorney) for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to the Company’s bank and then rescinded that demand. This rescinded demand originally requested documents from the Company’s bank related to financial transactions involving the Company, ten of its operating subsidiaries, an outside investor group, and certain of its current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of the Company’s current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at the Company’s facilities. Although both the Company and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, the Company believes that an investigation was underway, but to date the Company has been unable to determine the exact cause or nature of the U.S. Attorney’s interest in the Company or its subsidiaries.
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, the Company’s independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to the Company and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney is conducting an investigation involving certain of the Company’s operating subsidiaries. Based on these most recent events, the Company believes that the United States Government may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of its skilled nursing facilities. To the Company’s knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. Subsequently, in February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. While the Company has no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide the Company with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. The Company continued to request a meeting with the U.S. Attorney to discuss the grand jury subpoena, the Company’s completed internal investigation and any specific allegations or concerns they may have. The Company cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, the Company’s business, financial condition and results of operations could be materially and adversely affected.
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
As a byproduct of its investigation, the Company identified a limited number of selected Medicare claims for which adequate back-up documentation could not be located or for which other billing deficiencies existed. The Company, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, the Company treated these claims as overpayments. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, the Company accrued a liability of approximately $224, plus interest, for selected Medicare claims for which documentation had not been located or for other billing deficiencies identified to date. The remittance of these claims started with the Company’s filing of its regular January 2008 Quarterly Credit Balance Reports, which were submitted to the Medicare Fiscal Intermediary on or before January 31, 2008, and were completed with the regular April 2008 Quarterly Credit Balance Reports which were submitted on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, the Company would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require the Company to record significant additional provisions or remit payments, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Concentrations
Credit Risk—The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 61% of its total accounts receivable as of March 31, 2008 and December 31, 2007, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75% and 74% of the Company’s revenue for the three months ended March 31, 2008 and 2007.
Cash in Excess of FDIC Limits—The Company currently has bank deposits with a financial institution that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $100.
13. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company contributed $77 and $63 to the 401(k) Plan during the three months ended March 31, 2008 and 2007, respectively. Beginning in 2007, the Company’s 401(k) plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.
14. SUBSEQUENT EVENTS
On May 1, 2008, the Company assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah.  The Company purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million.  The Company did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. The Company paid for the prior tenant’s lease rights in cash from its IPO proceeds.
Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, the Company purchased the underlying assets of one of its leased long-term care facilities in Scottsdale, Arizona.  This facility was purchased for approximately $5.2 million, which was paid in cash from the Company’s IPO proceeds.
As of May 1, 2008, the Company owns 27 of its facilities and operates 35 under long-term lease arrangements with options to purchase or purchase agreements for nine of those 35 facilities.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Forms 10-Q and 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Report, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
This Report contains forward-looking statements, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we”, “us”, “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities or the Service Center are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.

Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 61 facilities located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of March 31, 2008, we owned 26 of our facilities and operated an additional 35 facilities under long-term lease arrangements, and had options to purchase, or purchase agreements in place, for 10 of those 35 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of March 31, 2008:

		Leased (with a	Leased (without a
	Owned	Purchase Option)	Purchase Option)	Total
Number of facilities	26	10	25	61
Percent of total	42.6%	16.4%	41.0%	100%
Skilled nursing, assisted living and independent living beds(1)	3,251	1,227	2,970	7,448
Percent of total	43.6%	16.5%	39.9%	100%

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of March 31, 2008. All of the independent living units are located at one of our assisted living facilities. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also permanently expand the number of licensed beds in connection with renovations or expansions of specific facilities. Except as otherwise noted, all bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.
The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. In addition, we have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that the Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the captive insurance subsidiary are operated by the same entity.
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

On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.
On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah.  We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million.  We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. We also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. We paid for the prior tenant’s lease rights in cash from our IPO proceeds. Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona.  This facility was purchased for approximately $5.2 million, which was paid in cash from our IPO proceeds.
Facility Acquisition History

	As of December 31,									As of March 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Cumulative number of facilities	5	13	19	24	41	43	46	57	61	61
Cumulative number of skilled nursing, assisted living and independent living beds(1)	710	1,645	2,244	2,919	5,147	5,401	5,780	6,940	7,448	7,448

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of March 31, 2008. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also permanently expand or reduce the number of licensed beds in connection with renovations or expansions of specific facilities. All bed counts are licensed beds except independent living beds, and may not reflect the number of beds actually available for patient use.
The following table sets forth the location of our facilities and the number of licensed and independent living beds located at our facilities as of March 31, 2008:

	CA	AZ	TX	UT	WA	ID	Total
Number of facilities	31	12	10	4	3	1	61
Skilled nursing, assisted living and independent living beds(1)	3,529	1,952	1,154	442	283	88	7,448

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of March 31, 2008. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.
Key Performance Indicators
We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
•	Routine revenue: Routine revenue is generated by the contracted daily rate charged for all contractually inclusive services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.

•	Skilled revenue: The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving care under Medicare or managed care reimbursement, referred to as “Medicare and managed care patients.” Skilled revenue excludes any revenue generated from our assisted living services.

•	Skilled mix: The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare and managed care patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•	Quality mix: The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•	Average daily rates: The routine revenue by payor source for a period at our skilled nursing facilities divided by actual patient days for that revenue source for that given period.

•	Occupancy percentage (Licensed beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the number of total licensed and independent living beds in a facility.

•	Occupancy percentage (Operational beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.

•	Number of facilities and licensed beds: The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of licensed and independent living beds associated with these facilities. Independent living beds do not have a licensing requirement.
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
The following table summarizes our skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Three Months Ended
	March 31,
	2008	2007
Skilled Mix:
Days	24.5%	23.7%
Revenue	47.0%	44.2%

Quality Mix:
Days	37.2%	36.7%
Revenue	56.4%	54.3%
Occupancy. We have historically defined occupancy as the ratio of actual patient days (one patient day equals one patient or resident occupying one bed for one day) during any measurement period to the number of licensed patient days for that period. Licensed patient days are determined by multiplying the total of officially licensed beds by the number of calendar days in the measurement period.

However, the number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again. We define occupancy in operational beds as the ratio of actual patient days during any measurement period to the number of available patient days for that period. Available patient days are determined by subtracting unavailable licensed beds from total licensed beds, and multiplying the difference by the number of calendar days in the measurement period. Although we believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period, we intend to also continue reporting occupancy based on all licensed beds, whether they are in service or not, through at least fiscal year 2008.
The following table summarizes our occupancy statistics for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Occupancy:
Licensed and independent living beds at end of period(1)	7,448	7,342
Operational beds at end of period(2)	7,105	7,020
Available patient days(2)	646,555	617,168
Licensed patient days	677,768	639,342
Actual patient days	530,395	497,887
Occupancy percentage (based on operational beds)	82.0%	81.1%
Occupancy percentage (based on licensed beds)	78.3%	77.9%

(1)	The number of licensed beds is calculated using the historical number of beds licensed at each facility. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

(2)	The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.
Revenue Sources
Our total revenue represents revenue derived primarily from providing services to patients and residents of skilled nursing facilities, and to a lesser extent from assisted living facilities and ancillary services. We receive service revenue from Medicaid, Medicare, private payors and other third-party payors, and managed care sources. The sources and amounts of our revenue are determined by a number of factors, including bed capacity and occupancy rates of our healthcare facilities, the mix of patients at our facilities and the rates of reimbursement among payors. Payment for ancillary services varies based upon the service provided and the type of payor. The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	(in thousands)
Revenue:
Medicare	$37,918	33.3%	$30,130	30.8%
Managed care	15,256	13.4	12,705	13.0
Private and other payors(1)	13,079	11.5	12,502	12.7
Medicaid	47,526	41.8	42,641	43.5

Total revenue	$113,779	100.0%	$97,978	100.0%

(1)	Includes revenue from assisted living facilities.

Critical Accounting Policies Update
There have been no significant changes during the three month period ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
Industry Trends
The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The skilled nursing industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.

•	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•	Improving Supply and Demand Balance. The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•	Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. According to U.S. Census Bureau Interim Projections, there were 38 million people in the United States in 2007 that were over 65 years old. The U.S. Census Bureau estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.
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
On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which, if enacted, would significantly reduce Medicare spending by $182 billion over five years. Approximately 62% of the proposed five-year reduction total results from reductions in provider update factors, including a three-year freeze for skilled nursing facilities followed by annual updates of the inflation adjustment (or market basket) minus 0.65 percentage points indefinitely thereafter. Additional proposals would reduce provider payments by phasing out bad debt payments to skilled nursing facilities and imposing payment adjustments for five conditions commonly treated in skilled nursing facilities. Further, the proposed budget reiterates a proposal offered in past years by establishing an automatic annual 0.4 percent payment reduction that would take effect absent other Congressional action if general fund expenditures for Medicare exceed 45 percent. The budget also includes a series of proposals having an effect on Medicaid. For example, the budget proposes $18.2 billion in five-year savings from Medicaid, more than half of which, $10.1 billion, is expected to come from reducing matching rates for administrative costs, case management, family planning services, and qualifying individuals.
On May 2, 2008, CMS released its fiscal year 2009 budget proposal, which if enacted, would update PPS reimbursement rates to include a market basket increase of 3.1% for fiscal 2009. In addition, the proposal would recalibrate the resource utilization group (RUG) case-mix adjustment by a reduced 3.3%, which would reduce the net aggregate reimbursement to U.S. skilled nursing facilities by an estimated $60.0 million for the annual period from October 1, 2008 to September 30, 2009. If the proposal is adopted and the RUG recalibration results in a reduction of Medicare rates for patients in RUG categories where we provide a larger percentage of our Medicare services, without a corresponding increase or offset in rates in other RUG categories where we also provide significant services, our financial performance could be negatively impacted.
Historically, adjustments to reimbursement rates under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Risk Factors—Risks Related to Our Business and Industry—“Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” and “If Medicare reimbursement rates decline, our revenue, financial condition and results of operations could be adversely affected.” The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	80.4	82.5
Facility rent—cost of services	3.5	4.2
General and administrative expense	4.5	3.8
Depreciation and amortization	1.7	1.6

Total expenses	90.1	92.1
Income from operations	9.9	7.9
Other income (expense):
Interest expense	(1.1)	(1.2)
Interest income	0.4	0.4

Other expense, net	(0.7)	(0.8)

Income before provision for income taxes	9.2	7.1
Provision for income taxes	3.7	2.9

Net income	5.5%	4.2%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
Consolidated Statement of Income Data:
Net income	$6,334	$4,137
Interest expense, net	718	777
Provision for income taxes	4,212	2,784
Depreciation and amortization	1,990	1,532

EBITDA(1)	$13,254	9,230

Facility rent—cost of services	3,999	4,155

EBITDAR(1)	$17,253	$13,385

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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
Despite the importance of these measures in analyzing our underlying business, designing incentive compensation and for our goal setting, EBITDA and EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, our EBITDA and EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:
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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended
	March 31,
	2008	2007	Change
	(dollars in thousands)
Same Facility Results(1):
Revenue	$109,009	$96,421	13.1%
Number of facilities at period end	57	57	0.0%
Actual patient days	503,654	488,061	3.2%
Occupancy percentage — Operational beds	83.0%	81.4%	1.6%
Occupancy percentage — Licensed beds	79.8%	78.3%	1.5%
Skilled mix by nursing days	25.2%	24.0%	1.2%

Recently Acquired Facility Results(2):
Revenue	$4,770	$1,557	206.3%
Number of facilities at period end	4	3	33.3%
Actual patient days	26,741	9,826	172.2%
Occupancy percentage — Operational beds	67.1%	70.8%	(3.7)%
Occupancy percentage — Licensed beds	57.9%	62.1%	(4.2)%
Skilled mix by nursing days	12.9%	11.0%	1.9%

Total Facility Results:
Revenue	$113,779	$97,978	16.1%
Number of facilities at period end	61	60	1.7%
Actual patient days	530,395	497,887	6.5%
Occupancy percentage — Operational beds	82.0%	81.1%	0.9%
Occupancy percentage — Licensed beds	78.3%	77.9%	0.4%
Skilled mix by nursing days	24.5%	23.7%	0.8%

(1)	Same Facility represents all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to January 1, 2007.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to January 1, 2007.
Revenue. Revenue increased $15.8 million, or 16.1%, to $113.8 million for the three months ended March 31, 2008 compared to $98.0 million for the three months ended March 31, 2007. Of the $15.8 million increase, skilled revenue (Medicare and managed care) increased $9.9 million, or 24.1%, Medicaid revenue increased $4.9 million, or 11.5%, and private and other revenue increased $0.6 million, or 4.6%.
Revenue generated by Same Facilities increased $12.6 million, or 13.1%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to increases in skilled mix and occupancy rates of 1.2% and 1.6%, respectively, combined with higher reimbursement rates relative to the three months ended March 31, 2007. The increase in skilled mix was primarily due to an increase in Medicare days of 13.4% as compared to the three months ended March 31, 2007. Same Facility skilled mix and occupancy rate increases were primarily attributable to three facilities, where revenues increased by an aggregate of approximately $3.5 million, of which $1.6 million were attributable to Medicare revenue.
Approximately $3.2 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the increase in actual patient days due to the effect of having a full three months of operations in 2008 at the facilities acquired in 2007, combined with generally higher skilled mix and quality mix at such facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to resume.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended March 31,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Skilled Nursing Average Daily Revenue Rates:
Medicare	$493.36	$444.04	$433.34	$391.00	$495.98	$444.74
Managed care	315.70	286.54	430.88	311.84	314.78	286.40
Total skilled revenue	424.29	381.22	433.08	373.85	424.03	381.30
Medicaid	154.72	148.44	131.47	123.07	156.07	149.09
Private and other payors	164.19	158.54	131.83	126.04	168.05	159.46
Total skilled nursing revenue	$222.44	$205.35	$170.46	$151.13	$225.46	$206.55
The average Medicare daily rate increased by approximately 11.1% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.0%. The average Managed care rate increased 10.2% in the three months ended March 31, 2008 as compared to the same period in the prior year as a result of higher patient acuity mix and higher reimbursement rates. The average Medicaid rate increase of 4.2% in the three months ended March 31, 2008 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Revenue:
Medicare	33.4%	30.9%	29.3%	22.3%	33.6%	31.1%
Managed care	13.6	13.3	3.5	4.9	14.0	13.4

Skilled mix	47.0	44.2	32.8	27.2	47.6	44.5
Private and other payors	9.3	10.1	19.1	13.8	8.9	10.0

Quality mix	56.3	54.3	51.9	41.0	56.5	54.5
Medicaid	43.7	45.7	48.1	59.0	43.5	45.5

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Days:
Medicare	15.0%	14.2%	11.5%	8.6%	15.2%	14.4%
Managed care	9.5	9.5	1.4	2.4	10.0	9.6

Skilled mix	24.5	23.7	12.9	11.0	25.2	24.0
Private and other payors	12.7	13.0	24.7	16.6	11.9	12.9

Quality mix	37.2	36.7	37.6	27.6	37.1	36.9
Medicaid	62.8	63.3	62.4	72.4	62.9	63.1

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The period to period increase in quality mix is attributable to the combined increases in Medicare occupancy rates and higher reimbursement rates, which are described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below). Cost of services increased $10.6 million, or 13.1%, to $91.4 million for the three months ended March 31, 2008 compared to $80.8 million for the three months ended March 31, 2007. Cost of services decreased as a percent of total revenue to 80.4% for the three months ended March 31, 2008 as compared to 82.5% for the three months ended March 31, 2007. Of the $10.6 million increase, $7.8 million was attributable to Same Facility increases and the remaining $2.8 million was attributable to Recently Acquired Facilities. The $10.6 million increase was primarily due to a $5.8 million increase in salaries and benefits, a $0.6 million increase in insurance costs and a $2.9 million increase in ancillary expenses. Of the $5.8 million increase in salaries and benefits, $4.3 million was attributable to Same Facility increases and the remaining $1.5 million was attributable to Recently Acquired Facilities. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits. The increase in insurance costs was primarily a result of increased self-insured medical and dental healthcare benefits due to an increase in current and projected claims. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We granted approximately 0.4 million stock options to employees and non employee directors in January 2008. The quantity of grants was somewhat higher than our historical option grant patterns because we did not make grants during 2007 while in the process of becoming a public company. We do not expect the number of option grants to continue at this higher rate in subsequent periods.
Facility Rent—Cost of Services. Facility rent—cost of services decreased $0.2 million, or 3.8%, to $4.0 million for the three months ended March 31, 2008 compared to $4.2 million for the three months ended March 31, 2007. Facility rent-cost of services decreased as a percent of total revenue to 3.5% for the three months ended March 31, 2008 as compared to 4.2% for the three months ended March 31, 2007. This expense includes a decrease of $0.2 million as a result of our purchases of four previously leased properties during the second half of 2007. This increase was slightly offset by annual increases in rent tied to the change in the Consumer Price Index (CPI) at Same Facilities and the recognition of a full three months of rent at Recently Acquired Facilities.
General and Administrative Expense. General and administrative expense increased $1.3 million, or 35.9%, to $5.1 million for the three months ended March 31, 2008 compared to $3.8 million for the three months ended March 31, 2007. General and administrative expense increased as a percent of total revenue to 4.5% for the three months ended March 31, 2008 as compared to 3.8% for the three months ended March 31, 2007. The $1.3 million increase was primarily due to increases in professional fees of $0.2 million and wage and benefits of $0.7 million. The increase in professional fees was primarily due to increases in accounting and tax services and professional staffing fees, all of which were increased in scope as compared to March 31, 2007 as we have transitioned to becoming a public company. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense. We granted approximately 0.4 million stock options to employees and non employee directors in January 2008. The quantity of grants was somewhat higher than our normal option grant patterns because we did not make grants during 2007 while in the process of becoming a public company. We do not expect the number of option grants to continue at this higher rate in subsequent periods.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 29.9%, to $2.0 million for the three months ended March 31, 2008 compared to $1.5 million for the three months ended March 31, 2007. Depreciation and amortization expense increased as a percent of total revenue to 1.7% for the three months ended March 31, 2008 as compared to 1.6% for the three months ended March 31, 2007. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of four previously leased properties during the second half of 2007 and increased capital improvements.
Other Income (Expense). Other expense, net decreased $0.1 million, or 7.6%, to $0.7 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007. Other expense, net decreased as a percent of total revenue to 0.6% for the three months ended March 31, 2008 as compared to 0.8% for the three months ended March 31, 2007. This change was primarily due to an increase in interest income of $0.1 million to $0.5 million for the three months ended March 31, 2008 compared to $0.4 million for the three months ended March 31, 2007.
Provision for Income Taxes. Provision for income taxes increased $1.4 million, or 51.3%, to $4.2 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007. This increase resulted from the increase in income before income taxes of $3.6 million, or 52.4%. Our effective tax rate was 39.9% for the three months ended March 31, 2008 as compared to 40.2% for the three months ended March 31, 2007.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Amended and Restated Loan and Security Agreement, as amended (the Revolver). As of March 31, 2008 and December 31, 2007, the maximum available for borrowing under the Revolver was approximately $50.0 million and $20.0 million, respectively. As of March 31, 2008, approximately $8.4 million of borrowing capacity was pledged to secure outstanding letters of credit.

Since 2004, we have financed the majority of our facility acquisitions primarily with cash generated from operations. Cash paid for acquisitions was $9.4 million for the three months ended March 31, 2007, with no similar amount paid in 2008. Where we enter into a facility operating lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new operating lease and operations transfer agreement, as part of the transaction. Operating leases are included in the contractual obligations section below.
On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah.  We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million.  We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. We also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. We paid for the prior tenant’s lease rights in cash from our IPO proceeds. We expect this acquisition to be accretive to earnings in 2008.  Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona.  This facility was purchased for approximately $5.2 million, which was paid in cash from our IPO proceeds. Total capital expenditures for property and equipment were $5.6 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. We currently have $15.2 million budgeted for capital expenditures projects in 2008.
We believe that the proceeds from our IPO, together with our cash flow from operations and our Revolver, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund acquisitions and capital renovations, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net cash provided by operations for the three months ended March 31, 2008 was $9.5 million compared to $4.2 million for the three months ended March 31, 2007, an increase of $5.3 million. This increase was due in part to our improved operating results, which contributed $9.7 million in 2008 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefit from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $6.3 million for 2007, an increase of $3.4 million. Other contributors to the remaining increase of $1.9 million included decreased cash disbursements related to prepaid income taxes. These increases to cash flow from operations were offset in part by increased cash disbursements related to accounts payable and accrued wages.
Net cash used in investing activities for the three months ended March 31, 2008 was $5.8 million compared to $12.5 million for the three months ended March 31, 2007, a decrease of $6.7 million. The decrease was primarily the result of cash we paid for our facility acquisitions in the three months ended March 31, 2007 compared to no cash payments for facility acquisitions in the three months ended March 31, 2008, partially offset by the increase in purchased property and equipment in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Net cash used in financing activities for the three months ended March 31, 2008 totaled $1.0 million compared to $0.8 million for the three months ended March 31, 2007, an increase of $0.2 million. The increase was primarily due to payments of deferred financing costs paid in connection with the amendment to the Revolver during the three months ended March 31, 2008. These payments were offset in part by cash received in connection with the exercise of common stock upon employee exercises of options.
Principal Debt Obligations and Capital Expenditures
Revolving Credit Facility with General Electric Capital Corporation
On March 25, 2004, we entered into the Revolver, as amended on December 3, 2004, with General Electric Capital Corporation (the Lender). On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. In connection with the Revolver, we incurred financing costs of approximately $0.4 million. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.

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
A violation of these or other representations or covenants of ours could result in a default under the Revolver and could possibly cause the entire amount outstanding under the Revolver and a cross-default of all amounts owed by us, including amounts due under the Third Amended and Restated Loan Agreement (Term Loan), to be declared immediately due and payable.
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
Term Loan with General Electric Capital Corporation
On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Term Loan with the Lender, which consists of an approximately $55.7 million multiple-advance term loan, which was fully drawn down as of March 31, 2008. The Term Loan matures on June 29, 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.
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
Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2008, we were in compliance with all loan covenants. As of March 31, 2008, our borrowing subsidiaries had $54.7 million outstanding on the Term Loan.
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
The mortgage loan is secured by Cherry Health Holdings Inc.’s interest in the Pacific Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. In connection with the mortgage loan, we have guaranteed the full and prompt payment and performance of all the obligations of Cherry Health Holdings, Inc. under the loan and assumption documents. As of March 31, 2008, the balance outstanding on this mortgage loan was approximately $2.0 million. On April 1, 2008, we paid down the remaining balance on this mortgage loan with proceeds from our IPO.
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
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center offices under operating leases, most of which have initial lease terms ranging from five to 20 years and all of which include options to extend the lease term. Most of these leases contain renewal options, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $4.1 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively.
In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank and then rescinded that demand. This rescinded demand originally requested documents from our bank related to financial transactions involving us, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at our facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries.

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to us and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney is conducting an investigation involving certain of our operating subsidiaries. Based on these most recent events, we believe that the United States Government may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. Subsequently, in February 2008, the U.S. Attorney contacted two additional current employees. Both we and the all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. While we have no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. We continued to request a meeting with the U.S. Attorney to discuss the grand jury subpoena, our completed internal investigation and any specific allegations or concerns they may have. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, our business, financial condition and results of operations could be materially and adversely affected.
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
As a byproduct of our investigation, we identified a limited number of selected Medicare claims for which adequate back-up documentation could not be located or for which other billing deficiencies existed. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $224 million, plus interest, for selected Medicare claims for which documentation had not been located or for other billing deficiencies identified to date. The remittance of these claims started with the filing of our regular January 2008 Quarterly Credit Balance Reports, which were submitted to our Medicare Fiscal Intermediary on or before January 31, 2008 and were completed with our regular April 2008 Quarterly Credit Balance Reports which were submitted on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected.
See additional description of our contingencies in Note 12 in Notes to Condensed Consolidated Financial Statements.
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

New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141, Business Combinations, until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that we consummate after the effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.
Adoption of New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhances disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (fair value option). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Our adoption of SFAS 159 at the beginning of fiscal 2008 had no impact on our consolidated financial position or results of operations.
In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). This EITF prescribes that the tax benefit received on dividends associated with non-vested share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies of share based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. Our adoption of EITF 06-11 at the beginning of fiscal 2008 did not have a material impact on our consolidated financial position or results of operations.
Item 3. Condensed and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes as a result of the Revolver, which is used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although we use the Revolver for short-term borrowing purposes. At March 31, 2008, we had no outstanding floating rate debt.

Our cash and cash equivalents as of March 31, 2008 consisted of money market funds and treasury bill accounts. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
The above only incorporates those exposures that exist as of March 31, 2008, and does not consider those exposures or positions which could arise after that date. As we anticipate diversifying our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.
Item 4T. Controls and Procedures
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
We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate compliance with the Section 404 reporting rules and regulations will be required in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. While we are not yet required to comply with Section 404 for this reporting period, in order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management will engage outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank and then rescinded that demand. This rescinded demand originally requested documents from our bank related to financial transactions involving us, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at our facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries.
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to us and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney is conducting an investigation involving certain of our operating subsidiaries. Based on these most recent events, we believe that the United States Government may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities. To our knowledge, however, neither we nor any of our operating subsidiaries or employees have been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. Subsequently, in February 2008, the U.S. Attorney contacted two additional current employees. We and all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. While we have no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. See further discussion regarding this matter at Note 12 in our Condensed Consolidated Financial Statements.
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.
We operate in an industry that is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, our industry is frequently subject to the regulatory practices, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our Annual Report on Form 10-K (File No. 001-33757) for additional information concerning these and other uncertainties that could negatively impact the Company.
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.
We derived approximately 42% and 33% of our revenue from the Medicaid and Medicare programs, respectively, for the three months ended March 31, 2008 and 43% and 31% for the three months ended March 31, 2007, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations could be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.
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
On May 2, 2008, CMS released its fiscal year 2009 budget proposal, which if enacted, would update PPS reimbursement rates to include a market basket increase of 3.1% for fiscal 2009. In addition, the proposal would recalibrate the resource utilization group (RUG) case-mix adjustment by a reduced 3.3%, which would reduce the net aggregate reimbursement to U.S. skilled nursing facilities by an estimated $60.0 million for the annual period from October 1, 2008 to September 30, 2009. If the proposal is adopted and the RUG recalibration results in a reduction of Medicare rates for patients in RUG categories where we provide a larger percentage of our Medicare services, without a corresponding increase or offset in rates in other RUG categories where we also provide significant services, our financial performance could be negatively impacted.

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
Each year the federal government releases a budget proposal, which, if enacted, may have a material effect on our business. On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which, if enacted, would significantly reduce Medicare spending totaling $182 billion over five years. Approximately 62% of the proposed five-year reduction total results from reductions in provider update factors, including a three-year freeze for skilled nursing facilities followed by annual updates of the inflation adjustment (or market basket) minus 0.65 percentage points indefinitely thereafter. Additional proposals would reduce provider payments by phasing out bad debt payments to skilled nursing facilities and imposing payment adjustments for five conditions commonly treated in skilled nursing facilities. Further, the proposed budget reiterates a proposal offered in past years by establishing an automatic annual 0.4 percent payment reduction that would take effect absent other Congressional action if general fund expenditures for Medicare exceed 45 percent. The budget also includes a series of proposals having an effect on Medicaid. For example, the budget proposes $18.2 billion in five-year savings from Medicaid, more than half of which, $10.1 billion, would come from reducing matching rates for administrative costs, case management, family planning services, and qualifying individuals.
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
State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For the three months ended March 31, 2008 and 2007, 75% and 74% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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
On April 9, 2008, Congress proposed the Fairness in Nursing Home Arbitration Act of 2008. If passed in its present form, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen, not before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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

We and all three of the employees contacted have offered to cooperate and meet with the U.S. Attorney. To date, the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. We have continued to request a meeting with the U.S. Attorney to discuss the grand jury subpoena, our completed internal investigation and any specific allegations or concerns they may have. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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
As a byproduct of our investigation we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies exist. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $224,000, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. The remittance of these claims started with the filing of our regular Quarterly Credit Balance Reports which were submitted to our Medicare Fiscal Intermediary on or before January 31, 2008, and was completed with the regular Quarterly Credit Balance Reports which were submitted on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
We may be unable to complete future facility acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non-strategic operations, which would also decrease our revenue.
To date, our revenue growth has been significantly driven by our acquisition of new facilities. Subject to general market conditions and the availability of essential resources and leadership within our company, we continue to seek both single-and multi-facility acquisition opportunities that are consistent with our geographic, financial and operating objectives.
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
In 2006, we acquired ten skilled nursing facilities and one assisted living facility with a total of 1,160 licensed beds. In 2007, we acquired three skilled nursing facilities and one campus that offers both skilled nursing and assisted living services, with a total of 508 licensed beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.
In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even though we believe we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to our own inability to immediately or quickly bring non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had been already surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility’s compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. Subsequent to quarter end, this facility was surveyed by the local state survey agency and passed the heightened survey requirements of the special focus facility program. Both facilities will remain in special focus status until they are able to successfully meet all the heightened regulatory requirements for special focus facilities, which include passing two consecutive surveys under the heightened survey requirements.
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
We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews, as described above, resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4,000 during the three months ended March 31, 2008, $35,000 during the year ended December 31, 2007, $253,000 in fiscal year 2006 and $215,000 in fiscal year 2005. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.
Separately, the federal government has also introduced a program that utilizes independent contractors (other than the fiscal intermediaries) to identify and recoup Medicare overpayments. These recovery audit contractors are paid a contingent fee on recoupments. This program is now being expanded by CMS and we anticipate that the number of overpayment reviews will increase in the future, and that the reviewers could be more aggressive in making claims for recoupment. One of our facilities has been subjected to review under this program, resulting in a recoupment to the federal government of approximately $12,000. If future Medicare reviews result in revenue recoupment to the federal government, it would have an adverse effect on our financial results.
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
Overall operational occupancy across all of our facilities was approximately 82% and 81% at March 31, 2008 and 2007, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
In May 2006, we began self-insuring our employee health benefits. With respect to our health benefits elf-insurance, we do not yet have a meaningful loss history by which to set reserves or premiums, and have consequently employed general industry data that is not specific to our own company to set reserves and premiums. Therefore, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses.

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
We continue to assert our right to inform our employees about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our facilities that have been approached to unionize have uniformly rejected union organizing efforts. Because a majority of certain categories of service and maintenance employees at one of our facilities voted to accept union representation, we have recognized the union and been engaged in collective bargaining with that union since 2005; however, in March 2008, a substantial majority of the represented employees at that facility petitioned to remove the union as their bargaining representative, and we acceded to their wishes by withdrawing recognition of the union. The union filed, withdrew and then re-filed an unfair labor charge opposing the withdrawal of recognition, and the charge is currently being considered by the local office of the National Labor Relations Board (NLRB). If employees of other facilities decide to unionize, or if the NLRB ultimately decides in the union’s favor on the present charge, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, and strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
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
We currently occupy approximately 10% of our facilities under agreements that are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases, which would have a negative impact on our capital structure and our ability to generate future revenue, and could interfere with our ability to pursue our growth strategy. In addition, we occupy approximately 25% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers nine of our facilities and represented 7.5% and 16.5% of our net income for the three months ended March 31, 2008 and 2007, respectively. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.
At March 31, 2008, we had $60.3 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Amended and Restated Loan and Security Agreement, as amended (the Revolver) and mortgage notes, plus $148.0 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. The signed agreement is contingent on final execution and delivery of appropriate amendatory documentation. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.
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
If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in August 2007, we experienced a four week reimbursement delay in California due to a budget impasse in the California legislature that was resolved in September 2007. In April 2008, California again announced a planned Medicaid reimbursement delay, whereby the final two reimbursement payments in June 2008 will be delayed until July 2008. In addition, this announcement noted that similar reimbursement delays will continue in future fiscal years on a permanent basis. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of December 31, 2007 was approximately $6.6 million. In addition, we would be required to pay a prepayment penalty of approximately $0.2 million if this mortgage was repaid on March 31, 2008. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.
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
Some of the facilities we lease, own or may acquire may have asbestos-containing materials. Federal regulations require building owners and those exercising control over a building’s management to identify and warn their employees and other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials. The presence of asbestos-containing materials, or the failure to properly dispose of or remediate such materials, also may adversely affect our ability to attract and retain patients and staff, to borrow when using such property as collateral or to make improvements to such property.
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
As of March 31, 2008, our executive officers, directors and their affiliates beneficially own or control approximately 60.1% of the outstanding shares of our common stock, of which Roy Christensen, our Chairman of the board of directors, Christopher Christensen, our President and Chief Executive Officer, and Gregory Stapley, our Vice President and General Counsel, beneficially own approximately 17.0%, 18.1% and 5.4%, respectively, of the outstanding shares. Accordingly, our current executive officers, directors and their affiliates, if they act together, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the Securities and Exchange Commission, and requirements of NASDAQ. As a result, we will incur significant legal, accounting and other expenses. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management, requires us to have additional finance and accounting staff, makes it difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and makes some activities difficult, time consuming and costly. Among other things, we are required to:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On November 8, 2007, we sold 4.0 million shares of our common stock at the IPO price of $16.00 per share, for an aggregate sale price of $64.0 million, settling those sales on November 15, 2007. We paid approximately $4.5 million in underwriting discounts and commissions in connection with the offering of the shares. We also incurred approximately $2.9 million of other offering expenses, which when added to the IPO commissions paid by us, amounted to total estimated expenses of approximately $7.4 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses paid by us, were approximately $56.6 million.
During the year ended December 31, 2007, we used approximately $12.1 million of IPO proceeds to purchase the underlying assets at three facilities which we previously operated under a long-term leasing arrangement, $2.8 million to fund capital refurbishments at 11 of our facilities, $1.2 million to fund remaining IPO related costs and $9.7 million for working capital and other general corporate purposes. During the first seven months of the year ended December 31, 2007, we used approximately $9.5 million in working capital to fund the purchase of four facilities and as such, were required to use IPO funds for working capital purposes later in the year.
On April 1, 2008, we used approximately $2.0 million of IPO proceeds to pay off our mortgage note secured by Cherry Health Holdings Inc.’s interest in the Pacific Care Center facility.   On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah, purchasing the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million.  We funded this purchase with IPO proceeds.  On May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona for approximately $5.2 million in cash from our IPO proceeds. We currently have approximately $15.2 million budgeted for significant capital refurbishments at existing facilities in 2008. We currently plan to use approximately $3.0 million of the net proceeds from this offering to purchase one facility, which we currently operate under an operating lease agreement, from Lone Peak Properties, LLC, in which the purchase is pending the property owner’s resolution of certain boundary line issues with neighboring property owners. As of May 1, 2008, we held purchase agreements or options to purchase nine of our leased facilities. We will consider exercising some or all of such options as they become exercisable and may use a portion of the net proceeds to pay the purchase price for these facilities, and we will also consider paying off all or a portion of our short-term debt, if any, that is incurred in connection with facility acquisitions. We expect to use the remainder of the net proceeds from this offering for working capital and for general corporate purposes. Until the above noted uses of IPO proceeds are initiated, these funds will remain invested in a money market and treasury bill accounts with our bank. We will continue to look for additional low risk investment opportunities for these funds.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
Executive Incentive Program
On March 31, 2008, our compensation committee approved the performance criteria for 2008 for our executive incentive program. Certain of our executive officers, including Christopher Christensen, Gregory Stapley, Alan Norman and David Sedgwick, will participate in our executive incentive program in 2008. The formula established by the compensation committee for our executive incentive program is based upon annual income before provision for income taxes, and the bonus pool is subject to an aggregate cap of $2.4 million.
In or near the first quarter of 2009, our compensation committee will subjectively allocate the bonus pool among the individual executives based upon the recommendations of our Chief Executive Officer and the compensation committee’s perceptions of each participating executive’s contribution to both our clinical and financial performance during the preceding year, and value to the organization going forward. The financial measure that our compensation committee considers is our annual income before provision for income taxes. The clinical measures that our compensation committee considers include our success in achieving positive survey results and the extent of positive patient and resident feedback, among other factors. Our compensation committee also reviews and considers feedback from other employees regarding the executive’s performance. Our compensation committee exercises discretion in the allocation of the bonus pool among the individual executives and has, at times, awarded bonuses that, collectively, were less than the bonus pool resulting from the predetermined formula.
Cash Bonuses for the Presidents of our Portfolio Companies
On March 31, 2008, management established the bonus criteria for each of the presidents of our portfolio companies. Presidents of our portfolio companies may earn cash bonuses by meeting target clinical and financial measurements for their respective portfolio companies. They are eligible to earn short-term cash bonuses, the amount of which is established pursuant to a formula based upon their respective portfolio company’s income before provision for income taxes. The amount of these bonuses increases for each tier of the target milestones, and such bonuses are not subject to a cap. Each year the formula is adjusted, so it becomes increasingly more difficult for presidents to earn the same bonus each year. The bonuses are determined based upon management’s perception of each president’s contribution to the achievement of clinical and financial objectives during the preceding year at their portfolio company, and the value to the portfolio company going forward. The financial objective that we consider is the president’s contribution to his portfolio company’s annual income before provision for income taxes. The clinical measures that management considers include factors such as the president’s contribution to achieving positive survey results, and positive patient and resident feedback. Management also reviews and considers feedback from other employees regarding the president’s performance. For their performance during the 2007 fiscal year, we paid the five presidents of our five principal portfolio companies an aggregate of approximately $0.4 million in cash bonuses.
Lock-up Agreement Extension
In connection with our November 2007 IPO, the holders of approximately 96% of our shares outstanding prior to the IPO entered into lock-up agreements or were subject to market stand-off agreements in favor of the underwriters. Pursuant to these agreements, these shareholders are prohibited from disposing of their Ensign shares without the underwriters’ consent until at least 181 days have elapsed from November 8, 2007, the date of the IPO. In addition, the lock-up period automatically extends under certain circumstances, including the issuance of an earnings release by us within 17 days of the lock-up periods natural expiration. As a result of our issuing our earnings release on May 7, 2008, the expiration of the lock-up period has been extended an additional 18 days, and the first trading day that the covered shareholders will be able to dispose of the locked-up shares will be May 27, 2008.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Description

10.1
Second Amended and Restated Loan and Security Agreement, dated February 21, 2008, by and among The Ensign Group, Inc., certain of its subsidiaries as either Borrowers or Guarantors and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

10.2
Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

10.3
Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

10.4
Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

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

THE ENSIGN GROUP, INC.
May 7, 2008	BY:	/s/ ALAN J. NORMAN
Alan J. Norman
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

10.1
Second Amended and Restated Loan and Security Agreement, dated February 21, 2008, by and among The Ensign Group, Inc., certain of its subsidiaries as either Borrowers or Guarantors and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

10.2
Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

10.3
Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

10.4
Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 001-33757) filed on February 21, 2008)

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