Form 10-Q
period 2008-06-30
ENSIGN GROUP, INC
filed 2008-08-06
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 001-33757
THE ENSIGN GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0861263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
☐ Yes ☑ No
As of July 31, 2008, 20,550,080 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$50,934	$51,732
Accounts receivable—less allowance for doubtful accounts of $7,760 and $7,454 at June 30, 2008 and December 31, 2007, respectively	44,955	50,615
Prepaid income taxes	1,399	5,835
Prepaid expenses and other current assets	5,454	5,319
Deferred tax asset—current	6,858	6,862

Total current assets	109,600	120,363
Property and equipment, net	139,846	124,861
Insurance subsidiary deposits	10,335	8,810
Deferred tax asset	5,309	4,865
Restricted and other assets	3,489	3,273
Intangible assets, net	4,578	2,335
Goodwill	2,882	2,882

Total assets	$276,039	$267,389

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,590	$14,699
Accrued wages and related liabilities	21,072	21,141
Accrued self-insurance liabilities—current	7,587	7,424
Other accrued liabilities	10,515	11,137
Current maturities of long-term debt	1,023	2,993

Total current liabilities	52,787	57,394
Long-term debt—less current maturities	60,032	60,577
Accrued self-insurance liability	18,929	17,236
Deferred rent and other long-term liabilities	2,238	2,505
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,224 and 20,545 issued and outstanding at June 30, 2008, respectively, and 21,196 and 20,480 shares issued and outstanding at December 31, 2007, respectively	21	21
Additional paid-in capital	63,099	62,142
Retained earnings	83,328	72,119
Common stock in treasury, at cost, 679 and 716 shares at June 30, 2008 and December 31, 2007, respectively	(4,395)	(4,605)

Total stockholders’ equity	142,053	129,677

Total liabilities and stockholders’ equity	$276,039	$267,389

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$115,318	$100,269	$229,097	$198,247
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	92,633	80,154	184,067	161,001
Facility rent—cost of services	3,948	4,178	7,947	8,333
General and administrative expense	4,971	3,898	10,063	7,644
Depreciation and amortization	2,173	1,654	4,163	3,186

Total expenses	103,725	89,884	206,240	180,164
Income from operations	11,593	10,385	22,857	18,083
Other income (expense):
Interest expense	(1,169)	(1,180)	(2,370)	(2,349)
Interest income	372	306	855	698

Other expense, net	(797)	(874)	(1,515)	(1,651)
Income before provision for income taxes	10,796	9,511	21,342	16,432
Provision for income taxes	4,277	3,816	8,489	6,600

Net income	$6,519	$5,695	$12,853	$9,832

Net income per share:
Basic	$0.32	$0.41	$0.63	$0.72

Diluted	$0.32	$0.34	$0.62	$0.58

Weighted average common shares outstanding:
Basic	20,508	13,463	20,502	13,441

Diluted	20,636	16,878	20,637	16,891

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,853	$9,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,171	3,186
Amortization of deferred financing fees	28	—
Deferred income taxes	(440)	(1,332)
Provision for doubtful accounts	2,050	1,247
Stock-based compensation	752	503
Excess tax benefit from share based compensation	(121)	—
Loss on disposition of property and equipment	157	14
Change in operating assets and liabilities
Accounts receivable	3,610	1,586
Prepaid income taxes	4,528	—
Prepaid expenses and other current assets	(135)	(3,553)
Insurance subsidiary deposits	(1,525)	(1,086)
Accounts payable	(2,109)	(351)
Accrued wages and related liabilities	(69)	(3,849)
Other accrued liabilities	(747)	(2,047)
Accrued self-insurance	1,856	2,584
Deferred rent liability	(274)	130

Net cash provided by operating activities	24,585	6,864

Cash flows from investing activities:
Purchase of property and equipment	(19,153)	(7,817)
Cash payment for acquisitions	(2,005)	(9,441)
Restricted assets	(363)	—
Other assets	147	(405)

Net cash used in investing activities	(21,374)	(17,663)

Cash flows from financing activities:
Payments on long term debt	(2,515)	(526)
Issuance of treasury stock upon exercise of options	210	—
Issuance of common stock upon exercise of options	113	89
Repurchase of common stock	—	(1)
Dividends paid	(1,646)	(1,315)
Excess tax benefit from share based compensation	121	—
Payments of deferred financing costs	(292)

Net cash used in financing activities	(4,009)	(1,753)

Net decrease in cash and cash equivalents	(798)	(12,552)
Cash and cash equivalents beginning of period	51,732	25,491

Cash and cash equivalents end of period	$50,934	$12,939

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,400	$2,349

Income taxes	$4,414	$10,815

Non-cash investing and financing activities:
Conditional asset retirement obligations under FIN 47	$—	$49

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 62 facilities as of June 30, 2008, located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective licensed capacity of over 7,500 skilled nursing, assisted living and independent living beds. As of June 30, 2008 the Company owned 28 of its 62 facilities, operated an additional 34 facilities through long-term lease arrangements, and had options to purchase 8 of those 34 facilities.
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
Like the Company’s facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity.
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2007 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities. All intercompany transactions and balances have been eliminated in consolidation.
Estimates and Assumptions — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, patient liability, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, stock-based compensation and income taxes. Actual results could differ from those estimates.

Business Segments — The Company has a single reporting segment—long-term care services, which includes the operation of skilled nursing and assisted living facilities, and related ancillary services at the facilities. The Company’s single reporting segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operations into a single reporting segment.
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
Revenue from the Medicare and Medicaid programs accounted for approximately 74% and 75% of the Company’s revenue for the three and six months ended June 30, 2008 and 74% of the Company’s revenue for both periods during the three and six months ended June 30, 2007, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased (decreased) revenue by $12 and $348, for the three and six months ended June 30, 2008 and $(42) and $768 for the three and six months ended June 30, 2007, respectively. The Company records revenue from private pay patients as services are performed.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. The Company’s management has evaluated its long-lived assets and has not identified any impairment as of June 30, 2008 and December 31, 2007.
Intangible Assets and Goodwill — Intangible assets consist primarily of deferred financing costs, favorable lease, lease acquisition costs and trade names. Deferred financing costs are amortized over the term of the related debt, ranging from five to 26 years. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, ranging from ten to 20 years. Trade names are amortized over 30 years.
Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the six months ended June 30, 2008 or in 2007.

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made in 2008, the self-insured retention was $350 per claim with a $900 deductible. The third-party coverage above these limits for all periods presented was $1,000 per occurrence, $3,000 per facility with a $6,000 blanket aggregate.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $19,487 and $18,596 as of June 30, 2008 and December 31, 2007, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $600 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $5,014 and $4,145 as of June 30, 2008 and December 31, 2007, respectively.
During 2003 and 2004, the Company’s California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The funded accrual in excess of the estimated liabilities is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and was $555 and $431 as of June 30, 2008 and December 31, 2007, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $200 for each covered person which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. The Company has also purchased aggregate stop-loss coverage that reimburses the plan up to $5,000 to the extent that paid claims exceed $7,225. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,015 and $1,919 at June 30, 2008 and December 31, 2007, respectively.
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
Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of June 30, 2008 and December 31, 2007 were $12,167 and $11,727, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.
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
Stock-Based Compensation — As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).
New Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed according to SFAS 141, Business Combinations, until January 1, 2009. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that the Company consummates after the effective date.
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

In June 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP 03-6-1 will have on its consolidated financial statements.
Adoption of New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities had no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$6,519	$5,695	$12,853	$9,832

Preferred stock dividends	—	(110)	—	(220)

Net income available to common stockholders for basic net income per share	$6,519	$5,585	$12,853	$9,612

Denominator:
Weighted average shares outstanding for basic net income per share(1)	20,508	13,463	20,502	13,441

Basic net income per common share	$0.32	$0.41	$0.63	$0.72

(1)	Basic share amounts are shown net of unvested shares subject to the Company’s repurchase right, which total 54 and 238 shares at June 30, 2008 and 2007, respectively.

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$6,519	$5,695	$12,853	$9,832

Denominator:
Weighted average common shares outstanding	20,508	13,463	20,502	13,441
Plus: incremental shares from assumed conversions(1)	128	3,415	135	3,450

Adjusted weighted average common shares outstanding	20,636	16,878	20,637	16,891

Diluted net income per common share	$0.32	$0.34	$0.62	$0.58

(1)	Fully diluted share amounts include unvested shares subject to the Company’s repurchase right, which total 54 and 238 shares at June 30, 2008 and 2007, respectively. In addition, as of June 30, 2008, the Company had 881 options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.
4. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three and six months ended June 30, 2008 and 2007, respectively, is summarized in the following tables:

	Three Months Ended June 30,
	2008		2007
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$46,877	40.7%	$44,707	44.6%
Medicare	38,877	33.7	29,566	29.5

Total Medicaid and Medicare	85,754	74.4	74,273	74.1
Managed care	15,923	13.8	13,002	13.0
Private and other payors	13,641	11.8	12,994	12.9

Revenue	$115,318	100.0%	$100,269	100.0%

	Six Months Ended June 30,
	2008		2007
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$94,403	41.2%	$87,348	44.1%
Medicare	76,795	33.5	59,696	30.1

Total Medicaid and Medicare	171,198	74.7	147,044	74.2
Managed care	31,179	13.6	25,707	13.0
Private and other payors	26,720	11.7	25,496	12.8

Revenue	$229,097	100.0%	$198,247	100.0%

Accounts receivable consisted of the following:

	June 30,	December 31,
	2008	2007
Medicaid	$17,368	$20,842
Managed care	15,066	14,821
Medicare	12,579	14,521
Private and other payors	7,702	7,885

	52,715	58,069
Less allowance for doubtful accounts	(7,760)	(7,454)

Accounts receivable	$44,955	$50,615

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
During the six months ended June 30, 2008, the Company acquired one facility by purchasing and assuming the tenant’s rights to a long-term operating lease arrangement at below fair market lease rates for approximately $2,000. The facility is a 120-bed skilled nursing facility located in Orem, Utah. The Company did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. The Company paid for the prior tenant’s lease rights in cash. No goodwill was recognized in this transaction. The Company recognized $2,000 in other intangible assets.
Additionally, during the six months ended June 30, 2008, the Company purchased the underlying assets of two facilities that it was operating under long-term lease arrangements. The aggregate purchase price of these facilities was $8,222, which was entirely paid in cash. The cash outflow related to these purchases is included in the purchase of property and equipment under cash flows from investing activities in the consolidated statements of cash flows.
The purchase prices in the above transactions were allocated to real property, equipment, intangible assets and goodwill based on the following valuation techniques:
•	The fair value of land, buildings and improvements and equipment, furniture and fixtures (or tangible assets) was determined utilizing a cost approach. In the cost approach, the subject property is valued based upon the fair value of the land, as if vacant, by comparing recent sales or asking prices for similar land, to which the depreciated replacement cost of the building and improvements and equipment is added. The replacement cost of the building and improvements and equipment is adjusted for accrued depreciation resulting from physical deterioration, functional obsolescence and external or economic obsolescence.

•	The customer base was valued under an income capitalization approach using an excess earnings method. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets including debt-free net working capital, tangible and intangible assets. The excess earnings are thereby calculated and discounted to a present value. The primary components of this method consist of the determination of excess earnings and an appropriate rate of return. To arrive at the excess earnings attribute to an intangible asset, earnings after taxes derived from that asset are projected. Thereafter, the returns on contributory debt-free net working capital, tangible and intangible assets are deducted from the earnings projections. After deducting returns on these contributory assets, the remaining earnings are attributable to the customer base. These remaining, or excess, earnings are then discounted to a present value utilizing an appropriate discount rate for that asset.

•	Goodwill is calculated as the value that remains after subtracting the net asset value and the value of identifiable tangible and intangible assets and liabilities for the respective business combination.

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
The one business acquired during the six months ended June 30, 2008 was not a material acquisition to the Company. This acquisition has been included in the June 30, 2008 consolidated balance sheet of the Company and the operating results have been included in the condensed consolidated statement of income of the Company since May 1, 2008, the date the Company gained effective control. In addition to the one business acquired during the six months ended June 30, 2008, two facilities that were previously leased by the Company were purchased from the landlord and the respective leases were terminated. Therefore, the assets acquired have been included in the June 30, 2008 condensed consolidated balance sheet and the operating results have been included in the condensed consolidated statement of income since the inception of the lease. Accordingly, pro forma financial information is not presented.
6. PROPERTY AND EQUIPMENT
Property and equipment are recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from 3 to 30 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007
Land	$28,741	$26,107
Buildings and improvements	84,794	76,262
Equipment	20,087	17,801
Furniture and fixtures	7,758	6,414
Leasehold improvements	12,402	10,771
Construction in progress	6,578	4,050

Less accumulated depreciation	(20,514)	(16,544)

Property and equipment, net	$139,846	$124,861

7. INTANGIBLE ASSETS—Net

	June 30, 2008				December 31, 2007
	Weighted
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Debt issuance costs	9.3	$2,226	$(793)	$1,433	$1,808	$(687)	$1,121
Lease acquisition costs	15.5	1,071	(575)	496	1,071	(541)	530
Favorable lease	20.0	1,976	(17)	1,959	—	—	—
Customer base	0.3	242	(224)	18	213	(213)	—
Tradename	30.0	733	(61)	672	733	(49)	684

Total		$6,248	$(1,670)	$4,578	$3,825	$(1,490)	$2,335

The Company paid $423 in debt issuance costs in connection with the amendment to the Amended and Restated Loan and Security Agreement, as amended (the Revolver) to increase available borrowings. See additional discussion at Note 11. Amortization expense was $114 and $180 for the three and six months ended June 30, 2008 and $82 and $200 for the three and six months ended June 30, 2007, respectively.
Goodwill
Pursuant to SFAS 142, the Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2007 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the six months ended June 30, 2008 or the year ended December 31, 2007.

8. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	June 30,	December 31,
	2008	2007
Deposits with landlords	$854	$1,001
Capital improvement reserves with landlords and lenders	2,607	2,244
Other	28	28

	$3,489	$3,273

9. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007

Quality assurance fee	$1,176	$1,853
Resident refunds payable	1,619	1,767
Deferred resident revenue	1,528	1,745
Cash held in trust for residents	1,064	1,152
Dividends payable	822	819
Property taxes	732	838
Other	3,574	2,963

Other accrued liabilities	$10,515	$11,137

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

10. INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Current:
Federal	$3,719	$3,824	$7,330	$6,638
State	752	537	1,475	1,243

	4,471	4,361	8,805	7,881

Deferred:
Federal	(169)	(685)	(351)	(1,200)
State	(45)	103	(89)	(157)

	(214)	(582)	(440)	(1,357)

Tax benefit from exercise of stock options	3	—	92	—
Interest income, gross of related tax effects	(25)	—	(45)	(18)
Interest expense, gross of related tax effects	42	37	77	94

Total	$4,277	$3,816	$8,489	$6,600

The Company’s deferred tax assets and liabilities as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30,	December 31,
	2008	2007
Deferred tax assets (liabilities):
Accrued expenses	$9,735	$9,243
Allowance for doubtful accounts	3,290	3,161
Tax credits	1,183	1,103

Total deferred tax assets	14,208	13,507

State taxes	(341)	(199)
Depreciation and amortization	(563)	(563)
Prepaid expenses	(1,137)	(1,018)

Total deferred tax liabilities	(2,041)	(1,780)

Net deferred tax assets	$12,167	$11,727

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
As of June 30, 2008 and December 31, 2007, the unrecognized tax benefits, net of their state tax benefits that would affect the Company’s effective tax rate were $44.
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
The Company has historically classified interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income and will continue to do so with the adoption of FIN 48. As of the adoption date of FIN 48, the Company recorded total accrued interest and penalties, gross of related tax benefit, of $253. For 2007, the Company reported $123 of interest income and $150 of interest expense, gross of related tax benefit, in the statement of income. As of December 31, 2007, the total amount of accrued interest and penalties in the Company’s consolidated balance sheet was $298. As of June 30, 2008, the total amount of accrued interest and penalties in the Company’s condensed consolidated balance sheet was $330.
11. Debt
The Company has an Amended and Restated Loan and Security Agreement, as amended (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Company may elect from time to time to change the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options: (i) the one, two, three or six month LIBOR (at the Company’s option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate. The Revolver will expire on February 21, 2013. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause the entire amount outstanding, under the Revolver and all amounts owed by the Company, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. The Company was in compliance with all covenants as of June 30, 2008. At June 30, 2008 and December 31, 2007, there were no outstanding borrowings under the Revolver and $8,449 of borrowing capacity was pledged to secure outstanding letters of credit in the same periods. Subsequent to June 30, 2008, approximately $6,500 of pledged borrowing capacity was released by the Lender.
Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year Treasury Note rate plus 2.25% (rates in effect at December 31, 2007 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$54,523	$54,929
Mortgage note, principal and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,532	6,612
Mortgage note, principal and interest of $18 payable monthly and continuing through September 2008, interest at fixed rate of 7.49%, collateralized by a deed of trust and security agreement and an assignment of rents	—	2,029

	61,055	63,570
Less current maturities	(1,023)	(2,993)

	$60,032	$60,577

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. On a quarterly basis, the Company is subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of June 30, 2008 and December 31, 2007, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

12. OPTIONS AND WARRANTS
Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the provisions of SFAS 123 but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the adoption provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan, all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of our stock incentive plans was 1,291 as of June 30, 2008.
Approximately 512 options were granted during the six month period ended June 30, 2008. The Company used the following assumptions for stock options granted during the six months ended June 30, 2008:

		Weighted			Weighted
		Average		Weighted	Average
	Options	Risk-Free	Expected	Average	Dividend
Plan	Granted	Rate	Life	Volatility	Yield
2007	375	2.9%	6.5 years	45%	1.45%
2007	137	2.9%	6.5 years	50%	1.45%
For the six months ended June 30, 2008, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

				Weighted
			Weighted	Average	Weighted	Weighted
			Average	Grant Date	Average	Average
		Options	Exercise	Intrinsic	Fair Value	Fair Value of
Plan	Grant Date	Granted	Price	Value	of Options	Common Stock
2007	1/22/2008	375	$11.03	$0.00	$4.62	$11.03
2007	4/18/2008	43	$9.38	$0.00	$4.27	$9.38
2007	6/6/2008	94	$11.25	$0.00	$5.22	$11.25
The following table represents the employee stock option activity during the six months ended June 30, 2008:

		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Vested	Price
December 31, 2007	1,023	$6.19	316	$5.25
Granted	512	$10.93
Forfeitures	(29)	$5.59
Exercised	(66)	$4.95

June 30, 2008	1,440	$7.93	292	$5.36

The following summary information reflects stock options outstanding, vesting and related details as of June 30, 2008:

	Options Outstanding				Options Vested
			Black-
			Scholes	Remaining	Number
	Number	Exercise	Fair	Contractual	Vested and	Exercise
Year of Grant	Outstanding	Price	Value	Life (Years)	Exercisable	Price
2003	43	$0.67-0.81	$33	5	30	$0.67-0.81
2004	65	$1.96-2.46	149	6	43	$1.96-2.46
2005	266	$4.99-5.75	1,512	7	105	$4.99-5.75
2006	561	$7.05-7.50	5,360	8	114	$7.05-7.50
2008	505	$9.38-11.25	2,375	10	—	$9.38-11.25

Total	1,440		9,429		292

The Company recognized $291 and $752 in compensation expense during the three and six months ended June 30, 2008, respectively and $254 and $503 during the three and six months ended June 30, 2007, respectively. In future periods, the Company expects to recognize approximately $5,700 in stock-based compensation expense over the next 3.0 weighted average years for unvested options that were outstanding as of June 30, 2008. There were 1,149 unvested and outstanding options at June 30, 2008, of which 983 are expected to vest. The weighted average contractual life for options vested at June 30, 2008 was 7.6 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2008 was approximately $5,147, $1,791, $2,972 and $330, respectively. The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2007 was approximately $8,392, $2,890, $4,509 and $404, respectively. The intrinsic value is calculated as the difference between the market value and the exercise price of the options.
13. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its Service Center offices under non-cancelable operating leases, most of which have initial lease terms ranging from 5 to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $4,065 and $8,152 for the three and six months ended June 30, 2008, respectively, and $4,252 and $8,481 for the three and six months ended June 30, 2007, respectively.
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
Cost-Containment Measures — Both government and private payor sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

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
The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business including potential claims related to care and treatment provided at its facilities, as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing under successful claims could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. One facility was subject to probe review during the six months ended June 30, 2008, which was subsequently concluded with a Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4, which was paid during the second quarter. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.

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
As a byproduct of its investigation, the Company identified a limited number of selected Medicare claims for which adequate back-up documentation could not be located or for which other billing deficiencies existed. The Company, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, the Company treated these claims as overpayments. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, the Company accrued a liability of approximately $224, plus interest, for selected Medicare claims for which documentation had not been located or for other billing deficiencies identified to date. These claims were settled with the Medicare Fiscal Intermediary on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, the Company would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require the Company to record significant additional provisions or remit payments, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Concentrations
Credit Risk —The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57% and 61% of its total accounts receivable as of June 30, 2008 and December 31, 2007, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 74% and 75% of the Company’s revenue for the three and six months ended June 30, 2008 and 74% for both periods during the three and six months ended June 30, 2007, respectively.
Cash in Excess of FDIC Limits —The Company currently has bank deposits with a financial institution that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $100.
14. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company contributed $73 and $150 to the 401(k) Plan during the three and six months ended June 30, 2008 and $72 and $135 during the three and six months ended June 30, 2007, respectively. Beginning in 2007, the Company’s 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

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
This Report contains forward-looking statements, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, the Service Center and the wholly-owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we”, “us”, “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities or the Service Center are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 62 facilities located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of June 30, 2008, we owned 28 of our facilities and operated an additional 34 facilities under long-term lease arrangements, and had options to purchase 8 of those 34 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of June 30, 2008:

		Leased (with a	Leased (without a
	Owned	Purchase Option)	Purchase Option)	Total
Number of facilities	28	8	26	62
Percent of total	45.2%	12.9%	41.9%	100%
Licensed skilled nursing, assisted living and independent living beds(1)(2)	3,487	991	3,090	7,568
Percent of total	46.1%	13.1%	40.8%	100%
Operational skilled nursing, assisted living and independent living beds(1)(2)	3,239	974	3,006	7,219
Percent of total	44.9%	13.5%	41.6%	100%

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of June 30, 2008. All of the independent living units are located at one of our assisted living facilities. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also permanently expand the number of licensed beds in connection with renovations or expansions of specific facilities.

(2)	Bed count does not include a 30-bed expansion at one of our skilled nursing facilities in Walla Walla, WA which was completed subsequent to June 30, 2008. In addition, the operational bed count does not include 8 non-operational beds which were reactivated at our skilled nursing facility in Walla Walla, WA subsequent to June 30, 2008.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the captive insurance subsidiary are operated by the same entity.
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
On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. We also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. We paid for the prior tenant’s lease rights in cash from our IPO proceeds. Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona. This facility was purchased for approximately $5.2 million, which was paid in cash from our IPO proceeds. Lastly, on May 14, 2008 we purchased the underlying assets of one of our leased long-term care facilities in Draper, Utah. This facility was purchased for approximately $3.0 million, which was paid in cash from our IPO proceeds.
Subsequent to June 30, 2008, our Utah and Idaho facilities, which had been supported by our Keystone Care portfolio subsidiary since we first moved into those markets beginning in July 2006, were reorganized in anticipation of becoming their own standalone portfolio company known as Milestone Healthcare, Inc. Milestone’s eventual emergence as a self-contained portfolio company will not only allow us to focus more closely on the growth and development of our Utah/Idaho markets, it will also allow our key leadership in Keystone, which is based in and covers the state of Texas, to focus more rigorously on operational excellence and growth in that important market as well. During a brief transitional period our Chief Executive Officer, Christopher Christensen, will temporarily serve as President of Milestone, as he did for the latter part of 2007 and early 2008 in our Flagstone portfolio subsidiary, until a permanent leader for that market can be identified. Resources will be deployed from other areas of the organization to provide needed support. We expect the transition to be completed over the next several months.
Facility Acquisition History

										As of
	As of December 31,									June 30,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Cumulative number of facilities	5	13	19	24	41	43	46	57	61	62
Cumulative number of licensed skilled nursing, assisted living and independent living beds(1)(2)	710	1,645	2,244	2,919	5,147	5,401	5,780	6,940	7,448	7,568
Cumulative number of operational skilled nursing, assisted living and independent living beds(1)(2)	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,219

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of June 30, 2008. All of the independent living units are located at one of our assisted living facilities. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also permanently expand the number of licensed beds in connection with renovations or expansions of specific facilities.

(2)	Bed count does not include a 30-bed expansion at one of our skilled nursing facilities in Walla Walla, WA which was completed subsequent to June 30, 2008. In addition, the operational bed count does not include 8 non-operational beds which were reactivated at our skilled nursing facility in Walla Walla, WA subsequent to June 30, 2008.

The following table sets forth the location of our facilities and the number of licensed and independent living beds located at our facilities as of June 30, 2008:

	CA	AZ	TX	UT	WA	ID	Total
Number of facilities	31	12	10	5	3	1	62
Licensed skilled nursing, assisted living and independent living beds(1)(2)	3,529	1,952	1,154	562	283	88	7,568
Operational skilled nursing, assisted living and independent living beds(1)(2)	3,474	1,836	1,076	492	253	88	7,219

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of June 30, 2008.

(2)	Bed count does not include a 30-bed expansion at one of our skilled nursing facilities in Walla Walla, WA which was completed subsequent to June 30, 2008. In addition, the operational bed count does not include 8 non-operational beds which were reactivated at our skilled nursing facility in Walla Walla, WA subsequent to June 30, 2008.
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

The following table summarizes our skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Skilled Mix:
Days	24.9%	22.6%	24.7%	23.1%
Revenue	47.7%	42.9%	47.3%	43.5%
Quality Mix:
Days	37.9%	35.6%	37.5%	36.2%
Revenue	57.5%	53.2%	56.9%	53.7%
Occupancy. We have historically defined occupancy as the ratio of actual patient days (one patient day equals one patient or resident occupying one bed for one day) during any measurement period to the number of licensed patient days for that period. Licensed patient days are determined by multiplying the total of officially licensed beds by the number of calendar days in the measurement period.
However, the number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again. We define occupancy in operational beds as the ratio of actual patient days during any measurement period to the number of available patient days for that period. Available patient days are determined by subtracting non-operational licensed beds from total licensed beds, and multiplying the difference by the number of calendar days in the measurement period. Although we believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period, we intend to also continue reporting occupancy based on all licensed beds, whether they are in service or not, through at least fiscal year 2008.
The following table summarizes our occupancy statistics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Occupancy:
Licensed and independent living beds at end of period(1)(3)	7,568	7,342	7,568	7,342
Operational beds at end of period(2)(3)	7,219	7,084	7,219	7,084
Available patient days(2)	653,509	638,820	1,300,064	1,252,733
Licensed patient days	685,088	667,030	1,362,856	1,306,372
Actual patient days	528,984	515,737	1,059,379	1,013,624
Occupancy percentage (based on operational beds)	81.0%	80.7%	81.5%	80.9%
Occupancy percentage (based on licensed beds)	77.2%	77.3%	77.7%	77.6%

(1)	The number of licensed beds is calculated using the historical number of beds licensed at each facility. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

(2)	The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.

(3)	Bed count does not include a 30-bed expansion at one of our skilled nursing facilities in Walla Walla, WA which was completed subsequent to June 30, 2008. In addition, the operational bed count does not include 8 non-operational beds which were reactivated at our skilled nursing facility in Walla Walla, WA subsequent to June 30, 2008.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
	(in thousands)
Revenue:
Medicare	$38,877	33.7%	$29,566	29.5%	$76,795	33.5%	$59,696	30.1%
Managed care	15,923	13.8	13,002	13.0	31,179	13.6	25,707	13.0
Private and other payors(1)	13,641	11.8	12,994	12.9	26,720	11.7	25,496	12.8
Medicaid	46,877	40.7	44,707	44.6	94,403	41.2	87,348	44.1

Total revenue	$115,318	100.0%	$100,269	100.0%	$229,097	100.0%	$198,247	100.0%

(1)	Includes revenue from assisted living facilities.
Critical Accounting Policies Update
There have been no significant changes during the six month period ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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
The Deficit Reduction Act of 2005 (DRA) was expected to significantly reduce net Medicare and Medicaid spending. Prior to the DRA, caps on annual reimbursements for rehabilitation therapy became effective on January 1, 2006. The DRA provides for exceptions to those caps for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B and provided in 2006. The Tax Relief and Health Care Act of 2006 extended the exceptions through the end of 2007 and the Medicare, Medicaid and SCHIP Extension Act of 2007 extended these exceptions until June 30, 2008. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 was enacted, retroactively extending the effective date of the exceptions process to the therapy caps from July 1, 2008 through December 31, 2009.
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

On May 2, 2008, CMS released its fiscal year 2009 budget proposal to update PPS reimbursement rates to include a market basket increase of 3.1% for fiscal 2009. On July 31, 2008, CMS released its final rule on the fiscal year 2009 PPS reimbursement rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase. Using this increased factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by $780 million.

In addition, on May 2, 2008, CMS proposed to recalibrate the resource utilization group (RUG) case-mix adjustment by a reduced 3.3%, which would result in a negative $770 million in reimbursement to U.S. skilled nursing facilities for the annual period from October 1, 2008 to September 30, 2009. In its final rule issued July 31, 2008, CMS decided to defer consideration of the $770 million reduction in payments to skilled nursing facilities until 2009 when the fiscal year 2010 PPS reimbursement rates are set.

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

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	80.3	79.9	80.3	81.2
Facility rent—cost of services	3.4	4.2	3.5	4.2
General and administrative expense	4.3	3.9	4.4	3.9
Depreciation and amortization	1.9	1.6	1.8	1.6

Total expenses	89.9	89.6	90.0	90.9
Income from operations	10.1	10.4	10.0	9.1
Other income (expense):
Interest expense	(1.0)	(1.2)	(1.0)	(1.2)
Interest income	0.3	0.3	0.3	0.4

Other expense, net	(0.7)	(0.9)	(0.7)	(0.8)

Income before provision for income taxes	9.4	9.5	9.3	8.3
Provision for income taxes	3.7	3.8	3.7	3.3

Net income	5.7%	5.7%	5.6%	5.0%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Consolidated Statement of Income Data:
Net income	$6,519	$5,695	$12,853	$9,832
Interest expense, net	797	874	1,515	1,651
Provision for income taxes	4,277	3,816	8,489	6,600
Depreciation and amortization	2,173	1,654	4,163	3,186

EBITDA(1)	$13,766	$12,039	$27,020	$21,269

Facility rent—cost of services	3,948	4,178	7,947	8,333

EBITDAR(1)	$17,714	$16,217	$34,967	$29,602

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures , and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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
Management strongly encourages investors to review our condensed consolidated financial statements in their entirety and to not rely on any single financial measure. Because these non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our condensed consolidated financial statements and related notes included elsewhere in this document.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended
	June 30,
	2008	2007
	(dollars in thousands)		Change
Same Facility Results(1):
Revenue	$113,318	$100,269	13.0%
Number of facilities at period end	60	60	0.0%
Actual patient days	520,341	515,737	0.9%
Occupancy percentage — Operational beds	81.5%	80.7%	0.8%
Occupancy percentage — Licensed beds	77.9%	77.3%	0.6%
Skilled mix by nursing days	24.9%	22.6%	2.3%

Recently Acquired Facility Results(2):
Revenue	$2,000	—	—
Number of facilities at period end	2	—	—
Actual patient days	8,643	—	—
Occupancy percentage — Operational beds	58.8%	—	—
Occupancy percentage — Licensed beds	50.9%	—	—
Skilled mix by nursing days	25.5%	—	—

Total Facility Results:
Revenue	$115,318	$100,269	15.0%
Number of facilities at period end	62	60	3.3%
Actual patient days	528,984	515,737	2.6%
Occupancy percentage — Operational beds	81.0%	80.7%	0.3%
Occupancy percentage — Licensed beds	77.2%	77.3%	(0.1)%
Skilled mix by nursing days	24.9%	22.6%	2.3%

(1)	Same Facility represents all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to April 1, 2007.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to April 1, 2007. No facilities were acquired during the three months ended June 30, 2007. Therefore, no facilities are included in the Recently Acquired Facility results for the three month period ended June 30, 2007 and all facilities are included in the Same Facility results.
Revenue. Revenue increased $15.0 million, or 15.0%, to $115.3 million for the three months ended June 30, 2008 compared to $100.3 million for the three months ended June 30, 2007. Of the $15.0 million increase, skilled revenue (Medicare and managed care) increased $11.7 million, or 28.5%, Medicaid revenue increased $2.2 million, or 4.9%, and private and other revenue increased $0.6 million, or 5.0%.
Revenue generated by Same Facilities increased $13.0 million, or 13.0%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase was primarily due to increases in skilled mix and occupancy rates of 2.3% and 0.8%, respectively, combined with higher reimbursement rates relative to the three months ended June 30, 2007. The increase in skilled mix was primarily due to an increase in Medicare days of 14.2% as compared to the three months ended June 30, 2007.
Approximately $2.0 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities which was attributable to the effect of having three months of operations in 2008 at one facility acquired in the second half of 2007 and current year operations at one facility acquired in the second quarter of 2008. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended June 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Skilled Nursing Average Daily Revenue Rates:
Medicare	$495.57	$439.27	$407.75	—	$497.64	$439.27
Managed care	330.41	298.08	435.00	—	329.30	298.08
Total skilled revenue	432.11	382.75	413.81	—	432.45	382.75
Medicaid	154.19	146.64	179.57	—	153.86	146.64
Private and other payors	168.95	160.02	138.77	—	170.24	160.02
Total skilled nursing revenue	$225.26	$201.78	$227.10	—	$225.23	$201.78
The average Medicare daily rate increased by approximately 12.8% in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.0% as a result of the market basket increase in third quarter of fiscal year 2007. The average Managed care rate increased 10.8% in the three months ended June 30, 2008 as compared to the same period in the prior year as a result of higher patient acuity mix and higher reimbursement rates. The average Medicaid rate increase of 5.1% in the three months ended June 30, 2008 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Revenue:
Medicare	33.7%	29.5%	35.6%	—	33.7%	29.5%
Managed care	14.0	13.4	10.9	—	14.1	13.4

Skilled mix	47.7	42.9	46.5	—	47.8	42.9
Private and other payors	9.8	10.3	18.4	—	9.6	10.3

Quality mix	57.5	53.2	64.9	—	57.4	53.2
Medicaid	42.5	46.8	35.1	—	42.6	46.8

Total skilled nursing	100.0%	100.0%	100.0%	—	100.0%	100.0%

	Three Months Ended June 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Days:
Medicare	15.3%	13.6%	19.8%	—	15.3%	13.6%
Managed care	9.6	9.0	5.7	—	9.6	9.0

Skilled mix	24.9	22.6	25.5	—	24.9	22.6
Private and other payors	13.0	13.0	30.1	—	12.7	13.0

Quality mix	37.9	35.6	55.6	—	37.6	35.6
Medicaid	62.1	64.4	44.4	—	62.4	64.4

Total skilled nursing	100.0%	100.0%	100.0%	—	100.0%	100.0%

The period to period increase in quality mix is attributable to the combined increases in Medicare occupancy rates and higher reimbursement rates, which are described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below). Cost of services increased $12.4 million, or 15.6%, to $92.6 million for the three months ended June 30, 2008 compared to $80.2 million for the three months ended June 30, 2007. Cost of services increased as a percent of total revenue to 80.3% for the three months ended June 30, 2008 as compared to 79.9% for the three months ended June 30, 2007. Of the $12.4 million increase, $10.8 million was attributable to Same Facility increases and the remaining $1.6 million was attributable to Recently Acquired Facilities. The $12.4 million increase was primarily due to a $4.9 million increase in salaries and benefits, a $1.9 million increase in insurance costs and a $3.3 million increase in ancillary expenses. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits. The increase in insurance costs was primarily a result of increased worker’s compensation costs and self-insured medical and dental healthcare benefits due to an increase in current and projected claims. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.
Facility Rent—Cost of Services. Facility rent—cost of services decreased $0.3 million, or 5.5%, to $3.9 million for the three months ended June 30, 2008 compared to $4.2 million for the three months ended June 30, 2007. Facility rent-cost of services decreased as a percent of total revenue to 3.4% for the three months ended June 30, 2008 as compared to 4.2% for the three months ended June 30, 2007. This decrease is a result of our purchases of four previously leased properties during the second half of 2007 and two previously leased properties in the second quarter of 2008. This increase was slightly offset by annual increases in rent at Same Facilities and the recognition of a full three months of rent at leased Recently Acquired Facilities.
General and Administrative Expense. General and administrative expense increased $1.1 million, or 27.5%, to $5.0 million for the three months ended June 30, 2008 compared to $3.9 million for the three months ended June 30, 2007. General and administrative expense increased as a percent of total revenue to 4.3% for the three months ended June 30, 2008 as compared to 3.9% for the three months ended June 30, 2007. The $1.1 million increase was primarily due to increases in professional fees of $0.3 million and wage and benefits of $0.5 million. The increase in professional fees was primarily due to increases in accounting and tax services and professional staffing fees, all of which were increased in scope as compared to June 30, 2007 as we have transitioned to becoming a public company and as a result of our efforts to adopt Section 404 of the Sarbanes-Oxley Act of 2002. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 31.4%, to $2.2 million for the three months ended June 30, 2008 compared to $1.7 million for the three months ended June 30, 2007. Depreciation and amortization expense increased as a percent of total revenue to 1.9% for the three months ended June 30, 2008 as compared to 1.6% for the three months ended June 30, 2007. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of four previously leased properties during the second half of 2007 and two previously leased properties in the second quarter of 2008.
Other Income (Expense). Other expense, net decreased $0.1 million, or 8.8%, to $0.8 million for the three months ended June 30, 2008 compared to $0.9 million for the three months ended June 30, 2007. Other expense, net decreased as a percent of total revenue to 0.7% for the three months ended June 30, 2008 as compared to 0.9% for the three months ended June 30, 2007. This change was primarily due to an increase in interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Provision for Income Taxes. Provision for income taxes increased $0.5 million, or 12.1%, to $4.3 million for the three months ended June 30, 2008 compared to $3.8 million for the three months ended June 30, 2007. This increase resulted from the increase in income before income taxes of $1.3 million, or 13.5%. Our effective tax rate was 39.6% for the three months ended June 30, 2008 as compared to 40.1% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended
	June 30,
	2008	2007
	(dollars in thousands)		Change
Same Facility Results(1):
Revenue	$218,556	$193,049	13.2%
Number of facilities at period end	57	57	0.0%
Actual patient days	1,002,420	981,753	2.1%
Occupancy percentage — Operational beds	82.6%	81.4%	1.2%
Occupancy percentage — Licensed beds	79.4%	78.3%	1.1%
Skilled mix by nursing days	25.3%	23.5%	1.8%

Recently Acquired Facility Results(2):
Revenue	$10,541	$5,198	102.8%
Number of facilities at period end	5	3	66.7%
Actual patient days	56,959	31,871	78.7%
Occupancy percentage — Operational beds	65.7%	69.3%	(3.6)%
Occupancy percentage — Licensed beds	57.1%	60.8%	(3.7)%
Skilled mix by nursing days	15.2%	13.5%	1.7%

Total Facility Results:
Revenue	$229,097	$198,247	15.6%
Number of facilities at period end	62	60	3.3%
Actual patient days	1,059,379	1,013,624	4.5%
Occupancy percentage — Operational beds	81.5%	80.9%	0.6%
Occupancy percentage — Licensed beds	77.7%	77.6%	0.1%
Skilled mix by nursing days	24.7%	23.1%	1.6%

(1)	Same Facility represents all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to January 1, 2007.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to January 1, 2007.
Revenue. Revenue increased $30.9 million, or 15.6%, to $229.1 million for the six months ended June 30, 2008 compared to $198.2 million for the six months ended June 30, 2007. Of the $30.9 million increase, skilled revenue (Medicare and managed care) increased $21.5 million, or 26.3%, Medicaid revenue increased $7.1 million, or 8.1%, and private and other revenue increased $1.2 million, or 4.8%.
Revenue generated by Same Facilities increased $25.5 million, or 13.2%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily due to increases in skilled mix and occupancy rates of 1.8% and 1.2%, respectively, combined with higher reimbursement rates relative to the six months ended June 30, 2007. The increase in skilled mix was primarily due to an increase in Medicare days of 12.7% as compared to the six months ended June 30, 2007.
Approximately $5.3 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the increase in actual patient days due to the effect of having a full six months of operations in 2008 at the facilities acquired in 2007, combined with generally higher skilled mix and quality mix at such facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Six Months Ended June 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Skilled Nursing Average Daily Revenue Rates:
Medicare	$494.48	$441.66	$412.88	$400.77	$498.77	$442.90
Managed care	323.06	292.30	454.41	343.20	321.32	291.98
Total skilled revenue	428.23	381.98	418.75	393.70	428.58	381.74
Medicaid	154.12	147.15	136.06	119.75	155.20	148.22
Private and other payors	166.60	159.29	135.65	121.11	170.48	161.05
Total skilled nursing revenue	$223.43	$203.07	$178.77	$157.07	$226.20	$204.71
The average Medicare daily rate increased by approximately 12.0% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.0% as a result of the market basket increase in third quarter of fiscal year 2007. The average Managed care rate increased 10.5% in the three months ended June 30, 2008 as compared to the same period in the prior year as a result of higher patient acuity mix and higher reimbursement rates. The average Medicaid rate increase of 4.7% in the six months ended June 30, 2008 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Revenue:
Medicare	33.5%	30.2%	30.0%	30.3%	33.7%	30.2%
Managed care	13.8	13.3	5.5	3.6	14.2	13.6

Skilled mix	47.3	43.5	35.5	33.9	47.9	43.8
Private and other payors	9.6	10.2	18.6	12.9	9.1	10.1

Quality mix	56.9	53.7	54.1	46.8	57.0	53.9
Medicaid	43.1	46.3	45.9	53.2	43.0	46.1

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Days:
Medicare	15.2%	13.9%	13.0%	11.9%	15.3%	14.0%
Managed care	9.5	9.2	2.1	1.6	10.0	9.5

Skilled mix	24.7	23.1	15.1	13.5	25.3	23.5
Private and other payors	12.8	13.1	24.5	16.7	12.1	12.9

Quality mix	37.5	36.2	39.6	30.2	37.4	36.4
Medicaid	62.5	63.8	60.4	69.8	62.6	63.6

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The period to period increase in quality mix is attributable to the combined increases in Medicare occupancy rates and higher reimbursement rates, which are described above.
Cost of Services (exclusive of facility rent and depreciation and amortization shown separately below). Cost of services increased $23.1 million, or 14.3%, to $184.1 million for the six months ended June 30, 2008 compared to $161.0 million for the six months ended June 30, 2007. Cost of services decreased as a percent of total revenue to 80.3% for the six months ended June 30, 2008 as compared to 81.2% for the six months ended June 30, 2007. Of the $23.1 million increase, $18.3 million was attributable to Same Facility increases and the remaining $4.8 million was attributable to Recently Acquired Facilities. The $23.1 million increase was primarily due to a $10.8 million increase in salaries and benefits, a $2.2 million increase in insurance costs and a $6.3 million increase in ancillary expenses. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits. The increase in insurance costs was primarily a result of increased self-insured medical and dental healthcare benefits due to an increase in current and projected claims. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.

Facility Rent—Cost of Services. Facility rent—cost of services decreased $0.4 million, or 4.6%, to $7.9 million for the six months ended June 30, 2008 compared to $8.3 million for the six months ended June 30, 2007. Facility rent-cost of services decreased as a percent of total revenue to 3.5% for the six months ended June 30, 2008 as compared to 4.2% for the six months ended June 30, 2007. This expense includes a decrease of $0.5 million as a result of our purchases of four previously leased properties during the second half of 2007 and two previously leased properties during the first half of 2008. This increase was slightly offset by annual increases in rent at Same Facilities and the recognition of six months of rent at Recently Acquired Facilities.
General and Administrative Expense. General and administrative expense increased $2.5 million, or 31.6%, to $10.1 million for the six months ended June 30, 2008 compared to $7.6 million for the six months ended June 30, 2007. General and administrative expense increased as a percent of total revenue to 4.4% for the six months ended June 30, 2008 as compared to 3.9% for the six months ended June 30, 2007. The $2.5 million increase was primarily due to increases in professional fees of $0.4 million and wage and benefits of $1.3 million. The increase in professional fees was primarily due to increases in accounting and tax services and professional staffing fees, all of which were increased in scope as compared to June 30, 2007 as we have transitioned to becoming a public company and as a result of our efforts to adopt Section 404 of the Sarbanes-Oxley Act of 2002. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 30.7%, to $4.2 million for the six months ended June 30, 2008 compared to $3.2 million for the six months ended June 30, 2007. Depreciation and amortization expense increased as a percent of total revenue to 1.8% for the three months ended June 30, 2008 as compared to 1.6% for the six months ended June 30, 2007. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of four previously leased properties during the second half of 2007 and two previously leased properties during the first half of 2008.
Other Income (Expense). Other expense, net decreased $0.2 million, or 8.2%, to $1.5 million for the six months ended June 30, 2008 compared to $1.7 million for the six months ended June 30, 2007. Other expense, net decreased as a percent of total revenue to 0.7% for the six months ended June 30, 2008 as compared to 0.8% for the six months ended June 30, 2007. This change was primarily due to an increase in interest income for the six months ended June 30, 2008 compared the six months ended June 30, 2007.
Provision for Income Taxes. Provision for income taxes increased $1.9 million, or 28.6%, to $8.5 million for the six months ended June 30, 2008 compared to $6.6 million for the six months ended June 30, 2007. This increase resulted from the increase in income before income taxes of $4.9 million, or 29.9%. Our effective tax rate was 39.8% for the six months ended June 30, 2008 as compared to 40.2% for the six months ended June 30, 2007.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Amended and Restated Loan and Security Agreement, as amended (the Revolver). As of June 30, 2008 and December 31, 2007, the maximum available for borrowing under the Revolver was approximately $50.0 million and $20.0 million, respectively. As of June 30, 2008, approximately $8.4 million of borrowing capacity was pledged to secure outstanding letters of credit, of which, $6.5 million was released by the Lender subsequent to June 30, 2008.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, cash generated from operations or proceeds from the IPO. Cash paid for acquisitions was $2.0 million and $9.4 million for the six months ended June 30, 2008 and 2007, respectively. Where we enter into a facility operating lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new operating lease and operations transfer agreement, as part of the transaction. Operating leases are included in the contractual obligations section below.

On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. We also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. We paid for the prior tenant’s lease rights in cash from our IPO proceeds. We expect this acquisition to be slightly accretive to earnings in 2008. Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona. This facility was purchased for approximately $5.2 million, which was paid in cash from our IPO proceeds. In addition, on May 14, 2008 we purchased the underlying assets of one of our leased long-term care facilities in Draper, Utah. This facility was purchased for approximately $3.0 million, which was paid in cash from our IPO proceeds. Total capital expenditures for property and equipment were $13.6 million and $19.2 million for the three and six months ended June 30, 2008 and $5.0 million and $7.8 million for the three and six months ended June 30, 2007, respectively. We currently have $14.4 million budgeted for capital expenditures projects in 2008.
We believe that the proceeds from our IPO, together with our cash flow from operations and our Revolver, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund acquisitions and capital renovations, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net cash provided by operations for the six months ended June 30, 2008 was $24.6 million compared to $6.9 million for the six months ended June 30, 2007, an increase of $17.7 million. This increase was due in part to our improved operating results, which contributed $19.5 million in 2008 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefit from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $13.5 million for 2007, an increase of $6.0 million. Other contributors to the remaining increase of $11.7 million included decreased cash disbursements related to prepaid income taxes and increased collections of accounts receivable. These increases to cash flow from operations were offset in part by increased cash disbursements related to accounts payable.
Net cash used in investing activities for the six months ended June 30, 2008 was $21.4 million compared to $17.7 million for the six months ended June 30, 2007, an increase of $3.7 million. The increase was primarily the result of cash paid for purchased property and equipment in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 partially offset by the decrease in cash paid for facility acquisitions in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Net cash used in financing activities for the six months ended June 30, 2008 totaled $4.0 million compared to $1.8 million for the six months ended June 30, 2007, an increase of $1.2 million. The increase was primarily due to the payment of the remaining principal balance on one mortgage note and payments of deferred financing costs paid in connection with the amendment to the Revolver during the six months ended June 30, 2008. These payments were offset in part by cash received in connection with the exercise of common stock upon employee exercises of options.
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
Term Loan with General Electric Capital Corporation
On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Term Loan with the Lender, which consists of an approximately $55.7 million multiple-advance term loan. The Term Loan matures on June 29, 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.
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
Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of June 30, 2008, we were in compliance with all loan covenants. As of June 30, 2008, our borrowing subsidiaries had $54.5 million outstanding on the Term Loan.
Mortgage Loan with Wells Fargo Bank, N.A.
Cherry Health Holdings, Inc., one of our real estate holding subsidiaries, was the borrower under a mortgage loan that it assumed in October 2006. The Loan Assumption Agreement was entered into with Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., the original lender. At the time of the Loan Assumption Agreement, the principal balance outstanding under the corresponding promissory note was approximately $2.1 million. The unpaid balance of principal and accrued interest from the mortgage loan was due on September 1, 2008, and was not prepayable until March 2008. The mortgage loan bore interest at the rate of 7.49% per annum. On April 1, 2008, we paid down the remaining balance on this mortgage loan with proceeds from our IPO.

Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of June 30, 2008, the balance outstanding on this mortgage loan was approximately $6.5 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center offices under operating leases, most of which have initial lease terms ranging from five to 20 years and all of which include options to extend the lease term. Most of these leases contain renewal options, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $4.1 million and $8.2 million for the three and six months ended June 30, 2008 and $4.3 million and $8.5 million for the three and six months ended June 30, 2007, respectively.
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

As a byproduct of our investigation, we identified a limited number of selected Medicare claims for which adequate back-up documentation could not be located or for which other billing deficiencies existed. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $0.2 million, plus interest, for selected Medicare claims for which documentation had not been located or for other billing deficiencies identified to date. These claims were settled with the Medicare Fiscal Intermediary on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected.
See additional description of our contingencies in Note 13 in Notes to Condensed Consolidated Financial Statements.
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
In June 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that FSP 03-6-1 will have on our consolidated financial statements.

Adoption of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhances disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.
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
Item 3. Condensed and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes as a result of the Revolver, which is used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although we use the Revolver for short-term borrowing purposes. At June 30, 2008, we had no outstanding floating rate debt.
Our cash and cash equivalents as of June 30, 2008 consisted of money market funds and treasury bill accounts. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
The above only incorporates those exposures that exist as of June 30, 2008, and does not consider those exposures or positions which could arise after that date. As we anticipate diversifying our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934). Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate compliance with the Section 404 reporting rules and regulations will be required in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. While we are not yet required to comply with Section 404 for this reporting period, in order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, for more information regarding our legal proceedings, please see Note 13 included in Part 1, Item 1.
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
We operate in an industry that is heavily regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight by state and federal regulatory agencies, our industry is subject to regulatory citations, fines and other penalties including, for example, civil, administrative or criminal fines, penalties and restitutionary relief. Regulators administering the government healthcare programs in which we participate, and related agencies enforcing laws and regulations related to such programs, frequently seek to recover amounts previously paid out to participating providers, and occasionally seek the suspension or exclusion of providers or individuals from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental regulation and investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in related enforcement actions.
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
We derived approximately 41% of our revenue from the Medicaid program for both periods during the three and six months ended June 30, 2008 and approximately 45% and 44% for the three and six months ended June 30, 2007, respectively. We derived approximately 34% of our revenue from the Medicare program for both periods during the three and six months ended June 30, 2008 and 29% and 30% of our revenue for the three and six months ended June 30, 2007, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations could be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On May 2, 2008, CMS released its fiscal year 2009 budget proposal to update PPS reimbursement rates to include a market basket increase of 3.1% for fiscal 2009. On July 31, 2008, CMS released its final rule on the fiscal year 2009 PPS reimbursement rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase. Using this increased factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by $780 million.

In addition, on May 2, 2008, CMS proposed to recalibrate the resource utilization group (RUG) case-mix adjustment by a reduced 3.3%, which would result in a negative $770 million in reimbursement to U.S. skilled nursing facilities for the annual period from October 1, 2008 to September 30, 2009. In its final rule issued July 31, 2008, CMS decided to defer consideration of the $770 million reduction in payments to skilled nursing facilities until 2009 when the fiscal year 2010 PPS reimbursement rates are set.

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
The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. The Tax Relief and Health Care Act of 2006 extended the exceptions through the end of 2007 and the Medicare, Medicaid and SCHIP Extension Act of 2007 extended these exceptions until June 30, 2008. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 was enacted, retroactively extending the effective date of the exceptions process to the therapy caps from July 1, 2008 through December 31, 2009.
The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond December 31, 2009, which could also have an adverse effect on our revenue after that date.

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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. For example, legislation was recently introduced in the U.S. Senate that would require increased public disclosure about our facilities and significantly increase the size of penalties the government can impose for certain deficiencies. We believe that such regulations may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. Changes in existing laws or regulations, or the enactment of new laws or regulations, could negatively impact our business. For example, beginning on July 1, 2008, we will be required to comply with a new competitive bidding program for durable medical equipment and prosthetic, orthotics and supplies (DMEPOS) under Medicare Part B which would require long-term care facilities to purchase enteral nutrients, equipment, and supplies from a specified list of suppliers. Competitive bidding could force skilled nursing facilities to use unfamiliar suppliers and potentially interrupt ongoing relationships and well functioning care plans that have worked to the benefits of our residents. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs.
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

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We currently have two separate facilities operating under special focus status, and the state survey agencies have indicated that some or all of the historical non-compliance considered in placing both of the facilities on special focus status predated our 2006 acquisitions of the facilities.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For the three and six months ended June 30, 2008, 74% and 75% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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
As a byproduct of our investigation we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies existed. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $224,000, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. These claims were settled with the Medicare Fiscal Intermediary on or before April 30, 2008. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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
In 2006, we acquired ten skilled nursing facilities and one assisted living facility with a total of 1,160 licensed beds. In 2007, we acquired three skilled nursing facilities and one campus that offers both skilled nursing and assisted living services, with a total of 508 licensed beds and to date in 2008, we have acquired one skilled nursing facility with a total of 120 licensed beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
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

In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired facilities, including contingent liabilities. For example, when we acquire a facility, we generally assume the facility’s existing Medicare provider number for purposes of billing Medicare for services. If CMS later determined that the prior owner of the facility had received overpayments from Medicare for the period of time during which it operated the facility, or had incurred fines in connection with the operation of the facility, CMS could hold us liable for repayment of the overpayments or fines. If the prior operator is defunct or otherwise unable to reimburse us, we may be unable to recover these funds. We may be unable to improve every facility that we acquire. In addition, operation of these facilities may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges, or otherwise damage other areas of our company if they are not timely and adequately improved.
We are subject to reviews relating to Medicare overpayments, which could result in recoupment to the federal government of Medicare revenue.
We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews, as described above, resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4,000 during the six months ended June 30, 2008, $35,000 during the year ended December 31, 2007, $253,000 in fiscal year 2006 and $215,000 in fiscal year 2005. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.
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
We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. CMS has included two of our facilities on its recently released list of special focus facilities, which are described above and other facilities may be identified for such status in the future, the sanctions for which involve increased scrutiny in the form of more frequent inspection visits from state regulators. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.
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
Overall operational occupancy across all of our facilities was approximately 81.5% and 80.9% for the six months ended June 30, 2008 and 2007, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. For example, two of our facilities are now surveyed every six months instead of every 12 to 15 months as a result of historical survey results that may date back to prior operators. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. In 2006, we experienced a higher than normal number of negative survey findings in some of our facilities. If we are unable to achieve quality-of-care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.
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
In May 2006, we began self-insuring our employee health benefits. With respect to our health benefits self-insurance, we do not yet have a meaningful multi-year loss history by which to set reserves or premiums, and have consequently relied heavily on general industry data that is not specific to our own company to set reserves and premiums. Even with a combination of limited company-specific loss data and general industry data, our loss reserves are based on actuarial estimates that, in the first year of the program’s operations were less than our actual loss experience, and such estimates may not correlate to actual loss experience in the future. Therefore, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses.

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
We continue to assert our right to inform our employees about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our facilities that have been approached to unionize have uniformly rejected union organizing efforts. Because a majority of certain categories of service and maintenance employees at one of our facilities voted to accept union representation, we have recognized the union and been engaged in collective bargaining with that union since 2005; however, in March 2008, a substantial majority of the represented employees at that facility petitioned to remove the union as their bargaining representative, and we acceded to their wishes by withdrawing recognition of the union. The union filed, withdrew and then re-filed an unfair labor charge opposing the withdrawal of recognition. The National Labor Relations Board (NLRB) subsequently rejected the charge and affirmed the propriety of our withdrawal of recognition effectively terminating the union’s representation of the employee group. If employees of other facilities decide to unionize our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, and strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
The unwillingness on the part of both our management and staff to accede to union demands for “neutrality” and other concessions has resulted in a negative labor campaign by at least one labor union, the Service Employees International Union and its local chapter based in Oakland, California. From 2002 to 2007, this union actively prosecuted a negative retaliatory publicity action, also known as a “corporate campaign,” against us and filed, promoted or participated in multiple legal actions against us. The union’s campaign asserted, among other allegations, poor treatment of patients, inferior medical services provided by our employees, poor treatment of our employees, and health code violations by us. In addition, the union has publicly mischaracterized actions taken by the DHS against us and our facilities. In numerous cases, the union’s allegations created the false impression that violations and other events that occurred at facilities prior to our acquisition of those facilities were caused by us. Since a large component of our business involves acquiring underperforming and distressed facilities, and improving the quality of operations at these facilities, we may have been associated with the past poor performance of these facilities. To the extent this union or another elects to resume an active corporate campaign against us or any of our facilities, our business could be negatively affected.
This union, along with other similar agencies and organizations, has demanded focused regulatory oversight and public boycotts of some of our facilities. It has also attempted to pressure hospitals, doctors, insurers and other healthcare providers and professionals to cease doing business with or referring patients to us. If this union or another union is successful in convincing our patients, their families or our referral sources to reduce or cease doing business with us, our revenue may be reduced and our profitability could be adversely affected. Additionally, if we are unable to attract and retain qualified staff due to negative public relations efforts by this or other union organizations, our quality of service and our revenue and profits could decline. Our strategy for responding to union allegations involves clear public disclosure of the union’s identity, activities and agenda, and rebuttals to its negative campaign. Our ability to respond to unions, however, may be limited by some state laws, which purport to make it illegal for any recipient of state funds to promote or deter union organizing. For example, such a state law passed by the California Legislature was successfully challenged on the grounds that it was preempted by the National Labor Relations Act, only to have the challenge overturned by the Ninth Circuit in 2006 before being ultimately upheld by the United States Supreme Court in 2008. If proponents of these and similar laws are successful in facilitating unionization procedures or hindering employer responses thereto, our ability to oppose unionization efforts could be hindered, and our business could be negatively affected.
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

In addition, we occupy approximately 24% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers nine of our facilities and represented 11.9% and 9.7% of our net income for the three and six months ended June 30, 2008 and 15.1% and 15.7% of our net income for the three and six months ended June 30, 2007, respectively. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.
At June 30, 2008, we had $61.1 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Amended and Restated Loan and Security Agreement, as amended (the Revolver) and mortgage notes, plus $147.5 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
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
If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in August 2007, we experienced a four week reimbursement delay in California due to a budget impasse in the California legislature that was resolved in September 2007. In 2008, California again faces a budget impasse and the State is delaying any reimbursement subsequent to the end of July until such time the budget is enacted. Further, and independent to the budget impasse, the State of California intends to delay all August payments until September. In addition, similar reimbursement delays will continue in future fiscal years on a permanent basis. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.

Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of June 30, 2008 was approximately $6.5 million. In addition, we would be required to pay a prepayment penalty of approximately $0.2 million if this mortgage was repaid on June 30, 2008. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.
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
As of June 30, 2008, our executive officers, directors and their affiliates beneficially own or control approximately 61.0% of the outstanding shares of our common stock, of which Roy Christensen, our Chairman of the board of directors, Christopher Christensen, our President and Chief Executive Officer, and Gregory Stapley, our Vice President and General Counsel, beneficially own approximately 17.0%, 18.1% and 5.4%, respectively, of the outstanding shares. Accordingly, our current executive officers, directors and their affiliates, if they act together, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
We produce our consolidated financial statements in accordance with the requirements of GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting. This requirement will apply to us starting with our annual report for the year ended December 31, 2008.

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

On April 1, 2008, we used approximately $2.0 million of IPO proceeds to pay off our mortgage note secured by Cherry Health Holdings Inc.’s interest in the Pacific Care Center facility. On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah, purchasing the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million. On May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona for approximately $5.2 million. In addition, on May 14, 2008, we purchased the underlying assets of one of our leased long-term care facilities in Draper, Utah for approximately $3.0 million. On July 14, we completed a 32 licensed bed expansion at our Park Manor skilled nursing facility in Walla Walla, WA for approximately $3.2 million. We currently have approximately $14.4 million budgeted for significant capital refurbishments at existing facilities in 2008. As of June 30, 2008, we held options to purchase eight of our leased facilities. We will consider exercising some or all of such options as they become exercisable and may use a portion of the net proceeds to pay the purchase price for these facilities, and we will also consider paying off all or a portion of our short-term debt, if any, that is incurred in connection with facility acquisitions. We expect to use the remainder of the net proceeds from this offering for working capital and for general corporate purposes. Until the above noted uses of IPO proceeds are initiated, these funds will remain invested in a money market and treasury bill accounts with our bank. We will continue to look for additional low risk investment opportunities for these funds.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 6, 2008. At the Annual Meeting of Stockholders two directors were elected to serve as members of our board of directors, each until our annual meeting in 2011 or until their successors have been appointed and are qualified. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The figures reported reflect votes cast by holders of our common stock. Each share of common stock entitles its holder to one vote.
The directors received the following votes: 17,135,001 shares were voted for Roy E. Christensen (40,688 withheld); and 17,159,952 shares were voted for John G. Nackel (15,737 withheld).
The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008, with 17,174,189 votes being cast for, no votes being cast against and 1,500 abstentions.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.
August 6, 2008	BY:	/s/ ALAN J. NORMAN
Alan J. Norman
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002