Form 10-Q
period 2008-09-30
ENSIGN GROUP, INC
filed 2008-10-30
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act). ☐ Yes ☑ No
As of October 24, 2008, 20,552,880 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$56,407	$51,732
Accounts receivable—less allowance for doubtful accounts of $8,325 and $7,454 at September 30, 2008 and December 31, 2007, respectively	44,597	50,615
Prepaid income taxes	2,177	5,835
Prepaid expenses and other current assets	4,750	5,319
Deferred tax asset—current	6,663	6,862

Total current assets	114,594	120,363
Property and equipment, net	141,893	124,861
Insurance subsidiary deposits	11,035	8,810
Deferred tax asset	4,119	4,865
Restricted and other assets	3,586	3,273
Intangible assets, net	4,502	2,335
Goodwill	2,882	2,882

Total assets	$282,611	$267,389

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,267	$14,699
Accrued wages and related liabilities	21,897	21,141
Accrued self-insurance liabilities—current	6,997	7,424
Other accrued liabilities	10,869	11,137
Current maturities of long-term debt	1,089	2,993

Total current liabilities	53,119	57,394
Long-term debt—less current maturities	59,735	60,577
Accrued self-insurance liability	19,214	17,236
Deferred rent and other long-term liabilities	1,887	2,505
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,225 and 20,553 issued and outstanding at September 30, 2008, respectively, and 21,196 and 20,480 shares issued and outstanding at December 31, 2007, respectively	21	21
Additional paid-in capital	63,681	62,142
Retained earnings	89,304	72,119
Common stock in treasury, at cost, 672 and 716 shares at September 30, 2008 and December 31, 2007, respectively	(4,350)	(4,605)

Total stockholders’ equity	148,656	129,677

Total liabilities and stockholders’ equity	$282,611	$267,389

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$116,328	$104,092	$345,425	$302,339
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	94,297	86,176	278,364	247,177
Facility rent—cost of services	3,282	4,177	11,229	12,511
General and administrative expense	4,565	3,995	14,628	11,638
Depreciation and amortization	2,350	1,818	6,513	5,004

Total expenses	104,494	96,166	310,734	276,330
Income from operations	11,834	7,926	34,691	26,009
Other income (expense):
Interest expense	(1,183)	(1,288)	(3,553)	(3,637)
Interest income	239	275	1,094	973

Other expense, net	(944)	(1,013)	(2,459)	(2,664)
Income before provision for income taxes	10,890	6,913	32,232	23,345
Provision for income taxes	4,093	2,447	12,582	9,047

Net income	$6,797	$4,466	$19,650	$14,298

Net income per share:
Basic	$0.33	$0.32	$0.96	$1.04

Diluted	$0.33	$0.26	$0.95	$0.85

Weighted average common shares outstanding:
Basic	20,525	13,506	20,512	13,463

Diluted	20,777	16,878	20,667	16,887

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$19,650	$14,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,524	5,013
Amortization of deferred financing fees	51	—
Deferred income taxes	945	(3,497)
Provision for doubtful accounts	3,050	2,139
Stock-based compensation	1,329	1,207
Excess tax benefit from share based compensation	(128)	—
Loss on disposition of property and equipment	212	14
Change in operating assets and liabilities
Accounts receivable	2,968	(4,493)
Prepaid income taxes	3,747	—
Prepaid expenses and other current assets	569	(1,648)
Insurance subsidiary deposits	(2,225)	(1,179)
Accounts payable	(2,432)	(520)
Accrued wages and related liabilities	756	(2,935)
Other accrued liabilities	(340)	(905)
Accrued self-insurance	1,551	3,459
Deferred rent liability	(628)	36

Net cash provided by operating activities	35,599	10,989

Cash flows from investing activities:
Purchase of property and equipment	(23,511)	(15,785)
Cash payment for business acquisitions	(2,005)	(9,452)
Restricted assets	(468)	(510)
Other assets	155	44

Net cash used in investing activities	(25,829)	(25,703)

Cash flows from financing activities:
Payments on long term debt	(2,746)	(700)
Issuance of treasury stock upon exercise of options	255	57
Issuance of common stock upon exercise of options	121	32
Dividends paid	(2,468)	(1,973)
Payments of deferred offering costs	—	(1,690)
Excess tax benefit from share based compensation	128	—
Payments of deferred financing costs	(385)	(84)
Purchase of treasury stock	—	(1)

Net cash used in financing activities	(5,095)	(4,359)

Net increase (decrease) in cash and cash equivalents	4,675	(19,073)
Cash and cash equivalents beginning of period	51,732	25,491

Cash and cash equivalents end of period	$56,407	$6,418
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,526	$3,225

Income taxes	$8,224	$14,617

Non-cash investing and financing activities:
Conditional asset retirement obligations under FIN 47	$—	$113

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 62 facilities as of September 30, 2008, located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective licensed capacity of over 7,500 skilled nursing, assisted living and independent living beds. As of September 30, 2008 the Company owned 28 of its 62 facilities, operated an additional 34 facilities through long-term lease arrangements, and had options to purchase 8 of those 34 facilities.
The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenue. All of the Company’s facilities are operated by separate, wholly-owned, independent subsidiaries, each of which has its own management, employees and assets. One of the Company’s wholly-owned subsidiaries, referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2007 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Business Segments — The Company has a single reporting segment—long-term care services, which includes the operation of skilled nursing and assisted living facilities, and related ancillary services at the facilities. The Company’s single reporting segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.

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
Revenue from the Medicare and Medicaid programs accounted for approximately 74% and 75% of the Company’s revenue for the three and nine months ended September 30, 2008 and 74% of the Company’s revenue for both periods during the three and nine months ended September 30, 2007, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $60 and $460, for the three and nine months ended September 30, 2008 and $80 and $848 for the three and nine months ended September 30, 2007, respectively. The Company also records revenue from private pay patients as services are performed.
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
Cash and Cash Equivalents — Cash and cash equivalents consist of cash and short-term investments in bank term deposits, money market funds, and treasury bill related investments with original maturities of three months or less at time of purchase and therefore approximate fair value. The Company places its cash and short-term investments with high credit quality financial institutions.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment as of September 30, 2008 and December 31, 2007.
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
Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the nine months ended September 30, 2008 or in 2007.

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made in 2008, the self-insured retention was $350 per claim with a $900 deductible. As of September 30, 2008, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility with a $6,000 blanket aggregate.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $18,700 and $18,596 as of September 30, 2008 and December 31, 2007, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $600 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $5,606 and $4,145 as of September 30, 2008 and December 31, 2007, respectively.
During 2003 and 2004, the Company’s California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The term for this policy expired and all remaining balances were settled with the insurance carrier during the quarter ended September 30, 2008. The funded accrual in excess of the estimated liabilities is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and was $0 and $431 as of September 30, 2008 and December 31, 2007, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $200 for each covered person, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. The Company has also purchased aggregate stop-loss coverage that reimburses the plan up to $5,000 to the extent that paid claims exceed $7,225. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $1,905 and $1,919 at September 30, 2008 and December 31, 2007, respectively.
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
Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of September 30, 2008 and December 31, 2007 were $10,782 and $11,727, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.
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
New Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed according to SFAS 141, until January 1, 2009. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that the Company consummates after the effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In September 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP 03-6-1 will have on its consolidated financial statements.
Adoption of New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 , which delays the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities had no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.
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
In September 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). This EITF prescribes that the tax benefit received on dividends associated with non-vested share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies of share based payment awards. EITF 06-11 is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The Company’s adoption of EITF 06-11 at the beginning of fiscal 2008 did not have a material impact on its consolidated financial position or results of operations.

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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$6,797	$4,466	$19,650	$14,298

Preferred stock dividends	—	(110)	—	(329)

Net income available to common stockholders for basic net income per share	$6,797	$4,356	$19,650	$13,969

Denominator:
Weighted average shares outstanding for basic net income per share(1)	20,525	13,506	20,512	13,463

Basic net income per common share	$0.33	$0.32	$0.96	$1.04

(1)	Basic share amounts are shown net of unvested shares subject to the Company’s repurchase right, which total 50 and 160 shares at September 30, 2008 and 2007, respectively.
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$6,797	$4,466	$19,650	$14,298

Denominator:
Weighted average common shares outstanding	20,525	13,506	20,512	13,463
Plus: incremental shares from assumed conversions(1)	252	3,372	155	3,424

Adjusted weighted average common shares outstanding	20,777	16,878	20,667	16,887

Diluted net income per common share	$0.33	$0.26	$0.95	$0.85

(1)	Fully diluted share amounts include unvested shares subject to the Company’s repurchase right, which total 50 and 160 shares at September 30, 2008 and 2007, respectively. In addition, for the three and nine months ended September 30, 2008, the Company had 546 and 983 options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.

4. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three and nine months ended September 30, 2008 and 2007, respectively, is summarized in the following tables:

	Three Months Ended September 30,
	2008		2007
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$48,790	41.9%	$47,213	45.4%
Medicare	37,610	32.3	30,010	28.8

Total Medicaid and Medicare	86,400	74.2	77,223	74.2
Managed care	16,142	13.9	13,100	12.6
Private and other payors	13,786	11.9	13,769	13.2

Revenue	$116,328	100.0%	$104,092	100.0%

	Nine Months Ended September 30,
	2008		2007
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$143,194	41.5%	$134,560	44.5%
Medicare	114,405	33.1	89,706	29.7

Total Medicaid and Medicare	257,599	74.6	224,266	74.2
Managed care	47,320	13.7	38,807	12.8
Private and other payors	40,506	11.7	39,266	13.0

Revenue	$345,425	100.0%	$302,339	100.0%

Accounts receivable consisted of the following:

	September 30,	December 31,
	2008	2007
Medicaid	$17,324	$20,842
Managed care	15,325	14,821
Medicare	13,351	14,521
Private and other payors	6,922	7,885

	52,922	58,069
Less allowance for doubtful accounts	(8,325)	(7,454)

Accounts receivable	$44,597	$50,615

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
During the nine months ended September 30, 2008, the Company acquired one facility by purchasing and assuming the tenant’s rights to a long-term operating lease arrangement at below fair market lease rates for approximately $2,000. The facility is a 120-bed skilled nursing facility located in Orem, Utah. The Company did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. The Company paid for the prior tenant’s lease rights in cash. No goodwill was recognized in this transaction. The Company recognized approximately $2,000 in other intangible assets.

Additionally, during the nine months ended September 30, 2008, the Company purchased the underlying assets of two facilities that it was operating under long-term lease arrangements. The aggregate purchase price of these facilities was $8,222, which was entirely paid in cash. The cash outflow related to these purchases is included in the purchase of property and equipment under cash flows from investing activities in the consolidated statements of cash flows.
Typically, the purchase price is allocated to real property, equipment, intangible assets and goodwill based on the following valuation techniques:
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
The one business acquired during the nine months ended September 30, 2008 was not a material acquisition to the Company. This acquisition has been included in the September 30, 2008 consolidated balance sheet of the Company and the operating results have been included in the condensed consolidated statement of income of the Company since May 1, 2008, the date the Company gained effective control. In addition to the one business acquired during the nine months ended September 30, 2008, two facilities that were previously leased by the Company were purchased from the landlord and the respective leases were terminated. Therefore, the assets acquired have been included in the September 30, 2008 condensed consolidated balance sheet and the operating results have been included in the condensed consolidated statement of income since the inception of the lease. Accordingly, pro forma financial information is not presented.

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
Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007
Land	$28,751	$26,107
Buildings and improvements	89,419	76,262
Equipment	21,156	17,801
Furniture and fixtures	8,082	6,414
Leasehold improvements	14,289	10,771
Construction in progress	2,929	4,050

Less accumulated depreciation	(22,733)	(16,544)

Property and equipment, net	$141,893	$124,861

7. INTANGIBLE ASSETS—Net

	September 30, 2008				December 31, 2007
	Weighted
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Debt issuance costs	9.3	$2,267	$(844)	$1,423	$1,808	$(687)	$1,121
Lease acquisition costs	15.5	1,071	(592)	479	1,071	(541)	530
Favorable lease	20.0	1,976	(42)	1,934	—	—	—
Customer base	0.3	242	(242)	—	213	(213)	—
Tradename	30.0	733	(67)	666	733	(49)	684

Total		$6,289	$(1,787)	$4,502	$3,825	$(1,490)	$2,335

The Company paid $423 in debt issuance costs in connection with the amendment to the Amended and Restated Loan and Security Agreement, as amended (the Revolver) to increase available borrowings. See additional discussion at Note 11. Amortization expense was $117 and $297 for the three and nine months ended September 30, 2008 and $92 and $292 for the three and nine months ended September 30, 2007, respectively.
Goodwill
Pursuant to SFAS 142, the Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2007 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the nine months ended September 30, 2008 or the year ended December 31, 2007.

8. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	September 30,	December 31,
	2008	2007
Deposits with landlords	$854	$1,001
Capital improvement reserves with landlords and lenders	2,712	2,244
Other	20	28

	$3,586	$3,273

9. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30,	December 31,
	2008	2007
Quality assurance fee	$1,968	$1,853
Resident refunds payable	1,384	1,767
Deferred resident revenue	1,555	1,745
Cash held in trust for residents	1,135	1,152
Dividends payable	822	819
Property taxes	1,230	838
Other	2,775	2,963

Other accrued liabilities	$10,869	$11,137

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

10. INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Current:
Federal	$2,487	$3,896	$9,909	$10,534
State	455	701	1,930	1,944

	2,942	4,597	11,839	12,478

Deferred:
Federal	1,167	(1,624)	816	(2,824)
State	281	(469)	192	(626)

	1,448	(2,093)	1,008	(3,450)

Interest income, gross of related tax effects	142	(57)	97	(75)
Interest expense, gross of related tax effects	(439)	—	(362)	94

Total	$4,093	$2,447	$12,582	$9,047

The Company’s deferred tax assets and liabilities as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30,	December 31,
	2008	2007
Deferred tax assets (liabilities):
Accrued expenses	$9,123	$9,243
Allowance for doubtful accounts	3,530	3,161
Tax credits	1,124	1,103

Total deferred tax assets	13,777	13,507

State taxes	(5)	(199)
Depreciation and amortization	(1,966)	(563)
Prepaid expenses	(1,024)	(1,018)

Total deferred tax liabilities	(2,995)	(1,780)

Net deferred tax assets	$10,782	$11,727

The Company adopted FIN 48 effective January 1, 2007 and, as of the date of adoption, had a net amount of unrecognized tax detriments of $36. As of September 30, 2008 and December 31, 2007, the unrecognized tax benefits, net of their state tax benefits that would affect the Company’s effective tax rate were $33 and $44, respectively.
The Federal statute of limitations on the Company’s 2004 income tax year lapsed in the third quarter of 2008, which resulted in a reduction in unrecognized tax benefits of $11 for uncertain tax positions. The Company’s net interest income activity of $265 includes the impact of the 2004 Federal statute lapse. In the fourth quarter of 2008, the statute of limitations will lapse on the Company’s 2003 tax years for state purposes; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax position. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months.
The Company has historically classified interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income and will continue to do so with the adoption of FIN 48. As of the adoption date of FIN 48, the Company recorded total accrued interest and penalties, gross of related tax benefit, of $253. For 2007, the Company reported $123 of interest income and $150 of interest expense, gross of related tax benefit, in the statement of income. As of December 31, 2007, the total amount of accrued interest and penalties in the Company’s consolidated balance sheet was $311. As of September 30, 2008, the total amount of accrued interest and penalties in the Company’s condensed consolidated balance sheet was $54.

11. Debt
The Company has an Amended and Restated Loan and Security Agreement, as amended (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Company may elect from time to time to change the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options: (i) the one, two, three or six month LIBOR (at the Company’s option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. The Revolver will expire on February 21, 2013. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause the entire amount outstanding, under the Revolver and all amounts owed by the Company, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. The Company was in compliance with all covenants as of September 30, 2008. At September 30, 2008 and December 31, 2007, there were no outstanding borrowings under the Revolver. During the nine months ended September 30, 2008, the amount of borrowing capacity pledged to secure outstanding letters of credit was reduced from $8,449 to $2,133.
Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Term Loan with the Lender, multiple-advance term loan, principal and interest of $203 payable monthly; interest is fixed at time of draw at 10-year Treasury Note rate plus 2.25% (rates in effect range from 6.95% to 7.50%), balance due September 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$54,319	$54,929
Mortgage note, principal and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,505	6,612
Mortgage note, principal and interest of $18 payable monthly and continuing through September 2008, interest at fixed rate of 7.49%, collateralized by a deed of trust and security agreement and an assignment of rents	—	2,029

	60,824	63,570
Less current maturities	(1,089)	(2,993)

	$59,735	$60,577

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. On a quarterly basis, the Company is subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2008 and December 31, 2007, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
12. OPTIONS AND WARRANTS
Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the provisions of SFAS 123 but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the adoption provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,180 as of September 30, 2008.

Approximately 646 options were granted during the nine month period ended September 30, 2008. The Company used the following assumptions for stock options granted during the nine months ended September 30, 2008:

		Weighted			Weighted
		Average		Weighted	Average
	Options	Risk-Free	Expected	Average	Dividend
Plan	Granted	Rate	Life	Volatility	Yield
2007	375	2.9%	6.5 years	45%	1.45%
2007	271	2.9%	6.5 years	50%	1.45%
For the nine months ended September 30, 2008, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

						Weighted
				Weighted		Average
			Weighted	Average	Weighted	Fair
			Average	Grant Date	Average	Value of
		Options	Exercise	Intrinsic	Fair Value	Common
Plan	Grant Date	Granted	Price	Value	of Options	Stock
2007	1/22/2008	375	$11.03	$0.00	$4.62	$11.03
2007	4/18/2008	43	$9.38	$0.00	$4.27	$9.38
2007	6/6/2008	94	$11.25	$0.00	$5.22	$11.25
2007	7/31/2008	134	$12.00	$0.00	$5.57	$12.00
The following table represents the employee stock option activity during the nine months ended September 30, 2008:

		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Vested	Price
December 31, 2007	1,023	$6.19	316	$5.25
Granted	646	$11.15
Forfeitures	(57)	$7.40
Exercised	(73)	$5.15

September 30, 2008	1,539	$8.28	395	$5.87

The following summary information reflects stock options outstanding, vesting and related details as of September 30, 2008:

	Options Outstanding				Options Vested
			Black-
			Scholes	Remaining	Number
	Number	Exercise	Fair	Contractual	Vested and	Exercise
Year of Grant	Outstanding	Price	Value	Life (Years)	Exercisable	Price
2003	43	$0.67-0.81	$33	5	33	$0.67-0.81
2004	60	$1.96-2.46	139	6	44	$1.96-2.46
2005	262	$4.99-5.75	1,489	7	103	$4.99-5.75
2006	549	$7.05-7.50	5,239	8	215	$7.05-7.50
2008	625	$9.38-12.00	3,057	10	—	$9.38-12.00

Total	1,539		9,957		395

The Company recognized $576 and $1,329 in compensation expense during the three and nine months ended September 30, 2008, respectively and $704 and $1,207 during the three and nine months ended September 30, 2007, respectively. The Company will never recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified as the Company adopted SFAS 123(R) utilizing the prospective method. In future periods, the Company expects to recognize approximately $6,045 in stock-based compensation expense over the next 2.8 weighted average years for unvested options that were outstanding as of September 30, 2008. There were 1,144 unvested and outstanding options at September 30, 2008, of which 974 are expected to vest. The weighted average contractual life for options vested at September 30, 2008 was 7.4 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2008 was approximately $13,556, $1,731, $7,865 and $871, respectively. The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2007 was approximately $8,392, $2,890, $4,509 and $404, respectively. The intrinsic value is calculated as the difference between the market value and the exercise price of the options.
13. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its Service Center office under non-cancelable operating leases, most of which have initial lease terms ranging from 5 to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,398 and $11,550 for the three and nine months ended September 30, 2008, respectively, and $4,252 and $12,733 for the three and nine months ended September 30, 2007, respectively.
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
On September 5, 2006, a complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, purportedly on behalf of the United States, claiming that the Company violated the Medicare Secondary Payer Act. In the complaint, the plaintiff alleged that the Company inappropriately received and retained reimbursement from Medicare for treatment given to certain unidentified patients and residents of its facilities whose injuries were caused by the Company as a result of unidentified and unadjudicated incidents of medical malpractice. The plaintiff in this action is seeking damages of twice the amount that the Company was allegedly obligated to pay or reimburse to Medicare in connection with the treatment in question under the Medicare Secondary Payer Act, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. The plaintiff’s case was dismissed in the Company’s favor by the trial court, and the dismissal was appealed. During the nine months ended September 30, 2008, the plaintiff’s appeal was denied and the case was closed. The Company had not previously recorded an accrual for this matter.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. One facility was subject to probe review during the nine months ended September 30, 2008, which was subsequently concluded with a Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4, which was paid during the second quarter of 2008. The Company anticipates that these probe reviews will increase in frequency in the future. In addition, two of the Company’s facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
Other Matters — In March 2007, the Company and certain of its officers received a series of notices from the Company’s bank indicating that the United States Attorney (U.S. Attorney) for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to the Company’s bank. The U.S. Attorney subsequently rescinded that demand. The rescinded demand requested documents from the Company’s bank related to financial transactions involving the Company, ten of its operating subsidiaries, an outside investor group, and certain of its current and former officers. Subsequently, in June of 2007, the U.S. Attorney sent a letter to one of the Company’s current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at unspecified facilities. Although both the Company and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, the Company believes that an investigation was underway, but to date the Company has been unable to determine the exact cause or nature of the U.S. Attorney’s interest in the Company or its subsidiaries.
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, the Company’s independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to the Company and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. In February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of its skilled nursing facilities. To the Company’s knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. While the Company has no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide the Company with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. The Company has periodically renewed its offer and request to meet with the U.S. Attorney to discuss the grand jury subpoena, the Company’s completed internal investigation and any specific allegations or concerns they may have. The Company cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, the Company’s business, financial condition and results of operations could be materially and adversely affected.
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
As a byproduct of its investigation, the Company identified a limited number of selected Medicare claims for which adequate back-up documentation could not be located or for which other billing deficiencies existed. The Company, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, the Company treated these claims as overpayments. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, the Company accrued a liability of approximately $224, plus interest, for selected Medicare claims for which documentation had not been located or for other billing deficiencies identified to date. These claims have been submitted for settlement with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, the Company would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require the Company to record significant additional provisions or remit payments, the Company’s business, financial condition and results of operations could be materially and adversely affected.
Concentrations
Credit Risk —The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 58% and 61% of its total accounts receivable as of September 30, 2008 and December 31, 2007, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 74% and 75% of the Company’s revenue for the three and nine months ended September 30, 2008 and 74% for both periods during the three and nine months ended September 30, 2007, respectively.
Cash in Excess of FDIC Limits —The Company currently has bank deposits with financial institutions in the U.S. and Canada that exceed FDIC and CDIC insurance limits. FDIC and CDIC insurance provides protection for bank deposits up to $250 and $100, respectively.

14. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company contributed $72 and $222 to the 401(k) Plan during the three and nine months ended September 30, 2008 and $68 and $200 during the three and nine months ended September 30, 2007, respectively. Beginning in 2007, the Company’s 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.
15. SUBSEQUENT EVENTS
On October 28, 2008, four subsidiaries of the Company purchased the underlying assets of one of its leased long-term care facilities in California and three of its long-term care facilities in Texas. These facilities were purchased for an aggregate price of approximately $10.4 million, which was paid in cash from the Company’s IPO proceeds. The lease agreements associated with these properties did not contain purchase options. Taking into account these purchases, the Company owns 32 facilities and operates an additional 30 facilities under long-term lease arrangements, and has options to purchase 8 of those 30 facilities.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 62 facilities located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of September 30, 2008, we owned 28 of our facilities and operated an additional 34 facilities under long-term lease arrangements, and had options to purchase 8 of those 34 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of September 30, 2008:

		Leased	Leased
		(with a	(without a
		Purchase	Purchase
	Owned	Option)	Option)	Total
Number of facilities	28	8	26	62
Percent of total	45.2%	12.9%	41.9%	100%
Licensed skilled nursing, assisted living and independent living beds(1)	3,517	991	3,080	7,588
Percent of total	46.3%	13.1%	40.6%	100%
Operational skilled nursing, assisted living and independent living beds(1)	3,269	974	2,996	7,239
Percent of total	45.2%	13.4%	41.4%	100%

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of September 30, 2008. All of the independent living units are located at one of our assisted living facilities. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also permanently expand the number of licensed beds in connection with renovations or expansions of specific facilities.

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
2008 Developments
On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.
On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. We also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. We paid for the prior tenant’s lease rights in cash from our IPO proceeds. Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona. This facility was purchased for approximately $5.2 million, which was paid in cash from our IPO proceeds. Lastly, on May 14, 2008, we purchased the underlying assets of one of our leased long-term care facilities in Draper, Utah. This facility was purchased for approximately $3.0 million, which was paid in cash from our IPO proceeds.
In July 2008, our Utah and Idaho facilities, which had been supported by our Keystone Care portfolio subsidiary since we first moved into those markets beginning in July 2006, were reorganized in anticipation of becoming their own standalone portfolio company known as Milestone Healthcare, Inc. Milestone’s eventual emergence as a self-contained portfolio company will not only allow us to focus more closely on the growth and development of our Utah/Idaho markets, it will also allow our key leadership in Keystone, which is based in and covers the state of Texas, to focus more rigorously on operational excellence and growth in that important market as well. During a transitional period our Chief Executive Officer, Christopher Christensen, will serve as interim President of Milestone, as he did for the latter part of 2007 and early 2008 in our Flagstone portfolio subsidiary, until a permanent leader for Milestone is identified and installed. Resources will be deployed from other areas of the organization to provide needed support. We expect the transition to be completed in the near term.
On October 28, 2008, four of our subsidiaries purchased the underlying assets of one of our leased long-term care facilities in California and three of our long-term care facilities in Texas. These facilities were purchased for an aggregate price of approximately $10.4 million, which was paid in cash from our IPO proceeds. The lease agreements associated with these properties did not contain purchase options. We anticipate the purchase of these assets will lower operating expenses and be immediately accretive to earnings. Taking into account these purchases, we own 32 facilities and operate an additional 30 facilities under long-term lease arrangements, and have options to purchase 8 of those 30 facilities.

Facility Acquisition History

										As of
	As of December 31,									September 30,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Cumulative number of facilities	5	13	19	24	41	43	46	57	61	62
Cumulative number of licensed skilled nursing, assisted living and independent living beds(1)	710	1,645	2,244	2,919	5,147	5,401	5,780	6,940	7,448	7,588
Cumulative number of operational skilled nursing, assisted living and independent living beds(1)	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,239

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of September 30, 2008. All of the independent living units are located at one of our assisted living facilities. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also permanently expand the number of licensed beds in connection with renovations or expansions of specific facilities.
The following table sets forth the location of our facilities and the number of skilled nursing, assisted living and independent living beds located at our facilities as of September 30, 2008:

	CA	AZ	TX	UT	WA	ID	Total
Number of facilities	31	12	10	5	3	1	62
Licensed skilled nursing, assisted living and independent living beds(1)	3,519	1,952	1,154	562	313	88	7,588
Operational skilled nursing, assisted living and independent living beds(1)	3,464	1,836	1,076	492	283	88	7,239

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of September 30, 2008. All of the independent living units are located at one of our assisted living facilities. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of licensed beds at each facility and may differ from the number of beds at the time of acquisition. We may also permanently expand the number of licensed beds in connection with renovations or expansions of specific facilities.
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
The following table summarizes our skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Skilled Mix:
Days	23.8%	21.9%	24.4%	22.7%
Revenue	46.3%	41.7%	47.0%	42.9%
Quality Mix:
Days	36.8%	35.1%	37.3%	35.8%
Revenue	56.2%	52.4%	56.7%	53.3%
Occupancy. We have historically defined occupancy as the ratio of actual patient days (one patient day equals one patient or resident occupying one bed for one day) during any measurement period to the number of licensed patient days for that period. Licensed patient days are determined by multiplying the total of officially licensed beds by the number of calendar days in the measurement period.
However, the number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again. We define occupancy in operational beds as the ratio of actual patient days during any measurement period to the number of available patient days for that period. Available patient days are determined by subtracting non-operational licensed beds from total licensed beds, and multiplying the difference by the number of calendar days in the measurement period. Although we believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period, we intend to also continue reporting occupancy based on all licensed beds, whether they are in service or not, through at least fiscal year 2008.

The following table summarizes our occupancy statistics for the periods indicated:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Occupancy:
Licensed and independent living beds at end of period(1)	7,588	7,448	7,588	7,448
Operational beds at end of period(2)	7,239	7,105	7,239	7,105
Available patient days(2)	666,048	652,385	1,966,112	1,905,118
Licensed patient days	698,156	682,522	2,061,012	1,988,894
Actual patient days	535,237	532,459	1,594,616	1,546,083
Occupancy percentage (based on operational beds)	80.4%	81.6%	81.1%	81.2%
Occupancy percentage (based on licensed beds)	76.7%	78.0%	77.4%	77.7%

(1)	The number of licensed beds is calculated using the historical number of beds licensed at each facility. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

(2)	The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
	(in thousands)
Revenue:
Medicare	$37,610	32.3%	$30,010	28.8%	$114,405	33.1%	$89,706	29.7%
Managed care	16,142	13.9	13,100	12.6	47,320	13.7	38,807	12.8
Private and other payors(1)	13,786	11.9	13,769	13.2	40,506	11.7	39,266	13.0
Medicaid	48,790	41.9	47,213	45.4	143,194	41.5	134,560	44.5

Total revenue	$116,328	100.0%	$104,092	100.0%	$345,425	100.0%	$302,339	100.0%

(1)	Includes revenue from assisted living facilities.

Critical Accounting Policies Update
There have been no significant changes during the nine month period ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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
The Deficit Reduction Act of 2005 (DRA) was expected to significantly reduce net Medicare and Medicaid spending. Prior to the DRA, caps on annual reimbursements for rehabilitation therapy became effective on January 1, 2006. The DRA provides for exceptions to those caps for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B and provided in 2006. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 extended the exceptions to these therapy caps until December 31, 2009.

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
On July 31, 2008, CMS released its final rule on the fiscal year 2009 PPS reimbursement rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase. Using this increased factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by $780 million. In addition, CMS decided to defer consideration of the $770 million reduction in payments to skilled nursing facilities, contemplated in the initial proposal on May 2, 2008, until 2009 when the fiscal year 2010 PPS reimbursement rates are set.
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

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	81.1	82.8	80.6	81.8
Facility rent—cost of services	2.8	4.0	3.3	4.1
General and administrative expense	3.9	3.8	4.2	3.8
Depreciation and amortization	2.0	1.8	1.9	1.7

Total expenses	89.8	92.4	90.0	91.4
Income from operations	10.2	7.6	10.0	8.6
Other income (expense):
Interest expense	(1.1)	(1.2)	(1.0)	(1.2)
Interest income	0.2	0.3	0.3	0.3

Other expense, net	(0.9)	(0.9)	(0.7)	(0.9)

Income before provision for income taxes	9.3	6.7	9.3	7.7
Provision for income taxes	3.5	2.4	3.6	3.0

Net income	5.8%	4.3%	5.7%	4.7%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Consolidated Statement of Income Data:
Net income	$6,797	$4,466	$19,650	$14,298
Interest expense, net	944	1,013	2,459	2,664
Provision for income taxes	4,093	2,447	12,582	9,047
Depreciation and amortization	2,350	1,818	6,513	5,004

EBITDA(1)	$14,184	$9,744	$41,204	$31,013

Facility rent—cost of services	3,282	4,177	11,229	12,511

EBITDAR(1)	$17,466	$13,921	$52,433	$43,524

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended
	September 30,
	2008	2007
	(dollars in thousands)		Change
Same Facility Results(1):
Revenue	$113,476	$103,394	9.8%
Number of facilities at period end	60	60	0.0%
Actual patient days	523,349	528,728	(1.0)%
Occupancy percentage — Operational beds	80.8%	81.9%	(1.1)%
Skilled mix by nursing days	23.7%	21.9%	1.8%
Skilled mix by revenue	46.1%	41.8%	4.3%

Recently Acquired Facility Results(2):
Revenue	$2,852	$698	308.6%
Number of facilities at period end	2	1	100.0%
Actual patient days	11,888	3,731	218.6%
Occupancy percentage — Operational beds	64.9%	57.0%	7.9%
Skilled mix by nursing days	30.5%	17.3%	13.2%
Skilled mix by revenue	56.4%	35.1%	21.3%

Total Facility Results:
Revenue	$116,328	$104,092	11.8%
Number of facilities at period end	62	61	1.6%
Actual patient days	535,237	532,459	0.5%
Occupancy percentage — Operational beds	80.4%	81.6%	(1.2)%
Skilled mix by nursing days	23.8%	21.9%	1.9%
Skilled mix by revenue	46.3%	41.7%	4.6%

(1)	Same Facility represents all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to July 1, 2007.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to July 1, 2007.
Revenue. Revenue increased $12.2 million, or 11.8%, to $116.3 million for the three months ended September 30, 2008 compared to $104.1 million for the three months ended September 30, 2007. Of the $12.2 million increase, Medicare and managed care revenue increased $10.6 million, or 24.7% and Medicaid revenue increased $1.6 million, or 3.3%.
Revenue generated by Same Facilities increased $10.1 million, or 9.8%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily due to increases in skilled mix by revenue and by nursing days of 4.3% and 1.8%, respectively, combined with higher reimbursement rates relative to the three months ended September 30, 2007, partially offset by a decrease in occupancy of 1.1%. The decrease in occupancy was primarily due to an overall census decline at our assisted living facilities, which accounted for approximately 0.8% of the Same Facility occupancy decrease. This decline was partially offset by an increase in skilled mix which was primarily due to an increase in Medicare days of 10.1% as compared to the three months ended September 30, 2007.
Approximately $2.1 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities which was attributable to the effect of having a full three months of operations in 2008 at one facility acquired in the third quarter of 2007 and current year operations at one facility acquired in the second quarter of 2008. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this historical trend to resume.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended September 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Skilled Nursing Average Daily Revenue Rates:
Medicare	$506.75	$446.38	$432.68	$372.02	$509.20	$447.01
Managed care	331.15	297.66	433.71	335.20	328.09	297.57
Total skilled revenue	435.93	386.82	433.07	366.13	436.02	386.95
Medicaid	155.95	149.19	150.83	142.67	156.03	149.23
Private and other payors	170.17	163.27	142.22	138.97	171.73	163.76
Total skilled nursing revenue	$224.18	$202.56	$234.57	$179.98	$223.93	$202.74
The average Medicare daily rate increased by approximately 13.5% in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.0% as a result of the market basket increase in the third quarter of fiscal year 2007. The average Managed care rate increased 11.3% in the three months ended September 30, 2008 as compared to the same period in the prior year as a result of higher patient acuity mix and higher reimbursement rates. The average Medicaid rate increase of 4.5% in the three months ended September 30, 2008 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Revenue:
Medicare	32.1%	28.9%	35.0%	30.0%	32.1%	28.9%
Managed care	14.2	12.8	21.4	5.1	14.0	12.9

Skilled mix	46.3	41.7	56.4	35.1	46.1	41.8
Private and other payors	9.9	10.7	17.1	26.4	9.6	10.5

Quality mix	56.2	52.4	73.5	61.5	55.7	52.3
Medicaid	43.8	47.6	26.5	38.5	44.3	47.7

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Days:
Medicare	14.2%	13.1%	19.0%	14.5%	14.1%	13.1%
Managed care	9.6	8.8	11.5	2.8	9.6	8.8

Skilled mix	23.8	21.9	30.5	17.3	23.7	21.9
Private and other payors	13.0	13.2	28.3	34.1	12.5	13.0

Quality mix	36.8	35.1	58.8	51.4	36.2	34.9
Medicaid	63.2	64.9	41.2	48.6	63.8	65.1

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The period to period increase in quality mix is attributable to the combined increases in Medicare occupancy rates and higher reimbursement rates, which are described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $8.1 million, or 9.4%, to $94.3 million for the three months ended September 30, 2008 compared to $86.2 million for the three months ended September 30, 2007. Cost of services decreased as a percent of total revenue to 81.1% for the three months ended September 30, 2008 as compared to 82.8% for the three months ended September 30, 2007. Of the $8.1 million increase, $6.4 million was attributable to Same Facility increases and the remaining $1.7 million was attributable to Recently Acquired Facilities. The $6.4 million increase was primarily due to a $2.8 million increase in salaries and benefits, a $2.7 million increase in ancillary expenses and a $0.3 million increase in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits. The increase in ancillary expenses is primarily due to increased therapy expenses which correspond to increases in skilled mix. The increase in insurance costs was primarily a result of increased self-insured workers compensation, medical and dental healthcare benefits due to an increase in current and projected claims.
Facility Rent—Cost of Services. Facility rent—cost of services decreased $0.9 million, or 21.5%, to $3.3 million for the three months ended September 30, 2008 compared to $4.2 million for the three months ended September 30, 2007. Facility rent-cost of services decreased as a percent of total revenue to 2.8% for the three months ended September 30, 2008 as compared to 4.0% for the three months ended September 30, 2007. This decrease is primarily a result of a recovery of $0.6 million related to the favorable settlement of an accrued contingent rent liability. The remaining $0.3 million decrease is a result of our purchases of four previously leased properties during the second half of 2007 and two previously leased properties in the second quarter of 2008. This decrease was slightly offset by annual increases in rent at Same Facilities and the recognition of a full three months of rent at leased Recently Acquired Facilities.
General and Administrative Expense. General and administrative expense increased $0.6 million, or 14.3%, to $4.6 million for the three months ended September 30, 2008 compared to $4.0 million for the three months ended September 30, 2007. General and administrative expense increased as a percent of total revenue to 3.9% for the three months ended September 30, 2008 as compared to 3.8% for the three months ended September 30, 2007. The $0.6 million increase was primarily due to increases in wages and benefits and general expenses of $0.3 and $0.2 million, respectively. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. The increase in general expenses was primarily due to fulfilling the requirements of entering the public marketplace.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 29.2%, to $2.3 million for the three months ended September 30, 2008 compared to $1.8 million for the three months ended September 30, 2007. Depreciation and amortization expense increased as a percent of total revenue to 2.0% for the three months ended September 30, 2008 as compared to 1.8% for the three months ended September 30, 2007. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of four previously leased properties during the second half of 2007 and two previously leased properties in the second quarter of 2008, as well as renovations that are occurring throughout the company.
Other Income (Expense). Other expense, net decreased $0.1 million, or 6.8%, to $0.9 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. Other expense, net decreased as a percent of total revenue to 0.8% for the three months ended September 30, 2008 as compared to 0.9% for the three months ended September 30, 2007.
Provision for Income Taxes. Provision for income taxes increased $1.7 million, or 67.3%, to $4.1 million for the three months ended September 30, 2008 compared to $2.4 million for the three months ended September 30, 2007. This increase was primarily attributable to the increase in income before income taxes of $4.0 million, or 57.6%. Our effective tax rate was 37.6% for the three months ended September 30, 2008 as compared to 35.4% for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended
	September 30,
	2008	2007
	(dollars in thousands)		Change
Same Facility Results(1):
Revenue	$327,984	$292,739	12.0%
Number of facilities at period end	57	57	0.0%
Actual patient days	1,503,014	1,487,765	1.0%
Occupancy percentage — Operational beds	82.2%	81.7%	0.5%
Skilled mix by nursing days	24.9%	23.1%	1.8%
Skilled mix by revenue	47.4%	43.2%	4.2%

Recently Acquired Facility Results(2):
Revenue	$17,441	$9,600	81.7%
Number of facilities at period end	5	4	25.0%
Actual patient days	91,602	58,318	57.1%
Occupancy percentage — Operational beds	66.6%	68.6%	(2.0)%
Skilled mix by nursing days	17.1%	13.4%	3.7%
Skilled mix by revenue	39.2%	33.4%	5.8%

Total Facility Results:
Revenue	$345,425	$302,339	14.3%
Number of facilities at period end	62	61	1.6%
Actual patient days	1,594,616	1,546,083	3.1%
Occupancy percentage — Operational beds	81.1%	81.2%	(0.1)%
Skilled mix by nursing days	24.4%	22.7%	1.7%
Skilled mix by revenue	47.0%	42.9%	4.1%

(1)	Same Facility represents all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to January 1, 2007.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to January 1, 2007.
Revenue. Revenue increased $43.1 million, or 14.3%, to $345.4 million for the nine months ended September 30, 2008 compared to $302.3 million for the nine months ended September 30, 2007. Of the $43.1 million increase, Medicare and managed care revenue increased $33.2 million, or 25.8%, Medicaid revenue increased $8.6 million, or 6.4%, and private and other revenue increased $1.2 million, or 3.2%.
Revenue generated by Same Facilities increased $35.2 million, or 12.0%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily due to increases in skilled mix and occupancy rates of 1.8% and 0.5%, respectively, combined with higher reimbursement rates relative to the nine months ended September 30, 2007. The increase in Same Facility occupancy occurred despite an overall census decrease of 0.7% at our assisted living facilities. The increase in skilled mix was primarily due to an increase in Medicare days of 13.5% as compared to the nine months ended September 30, 2007.
Approximately $7.8 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the increase in actual patient days due to the effect of having a full nine months of operations in 2008 at facilities acquired in 2007, combined with generally higher skilled mix and quality mix at such facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Skilled Nursing Average Daily Revenue Rates:
Medicare	$498.43	$443.23	$421.13	$402.07	$503.18	$444.77
Managed care	325.79	294.08	439.46	353.15	323.34	293.69
Total skilled revenue	430.75	383.59	424.62	396.80	431.03	383.26
Medicaid	155.16	148.33	134.84	121.77	156.41	149.55
Private and other payors	167.81	160.68	136.47	124.33	172.08	162.94
Total skilled nursing revenue	$223.69	$202.90	$184.71	$159.09	$226.27	$204.78
The average Medicare daily rate increased by approximately 12.5% in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.0% as a result of the market basket increase in the third quarter of fiscal year 2007. The average Managed care rate increased 10.8% in the nine months ended September 30, 2008 as compared to the same period in the prior year as a result of higher patient acuity mix and higher reimbursement rates. The average Medicaid rate increase of 4.6% in the nine months ended September 30, 2008 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Revenue:
Medicare	33.1%	29.8%	31.5%	30.2%	33.2%	29.7%
Managed care	13.9	13.1	7.7	3.2	14.2	13.5

Skilled mix	47.0	42.9	39.2	33.4	47.4	43.2
Private and other payors	9.7	10.4	18.3	14.5	9.2	10.2

Quality mix	56.7	53.3	57.5	47.9	56.6	53.4
Medicaid	43.3	46.7	42.5	52.1	43.4	46.6

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007
Percentage of Skilled Nursing Days:
Medicare	14.8%	13.6%	13.8%	12.0%	14.9%	13.7%
Managed care	9.6	9.1	3.3	1.4	10.0	9.4

Skilled mix	24.4	22.7	17.1	13.4	24.9	23.1
Private and other payors	12.9	13.1	24.7	18.6	12.1	12.8

Quality mix	37.3	35.8	41.8	32.0	37.0	35.9
Medicaid	62.7	64.2	58.2	68.0	63.0	64.1

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The period to period increase in quality mix is attributable to the combined increases in Medicare occupancy rates and higher reimbursement rates, which are described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $31.2 million, or 12.6%, to $278.4 million for the nine months ended September 30, 2008 compared to $247.2 million for the nine months ended September 30, 2007. Cost of services decreased as a percent of total revenue to 80.6% for the nine months ended September 30, 2008 as compared to 81.8% for the nine months ended September 30, 2007. Of the $31.2 million increase, $24.2 million was attributable to Same Facility increases and the remaining $7.0 million was attributable to Recently Acquired Facilities. The $24.2 million increase was primarily due to a $10.2 million increase in salaries and benefits, a $2.2 million increase in insurance costs and an $8.2 million increase in ancillary expenses, partially offset by a reduction in contract nursing costs of $1.5 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits. The increase in insurance costs was primarily a result of increased self-insured workers compensation, medical and dental healthcare benefits due to an increase in current and projected claims. The increase in ancillary expenses is primarily due to increased therapy expenses which correspond to increases in skilled mix. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.
Facility Rent—Cost of Services. Facility rent—cost of services decreased $1.3 million, or 10.2%, to $11.2 million for the nine months ended September 30, 2008 compared to $12.5 million for the nine months ended September 30, 2007. Facility rent-cost of services decreased as a percent of total revenue to 3.3% for the nine months ended September 30, 2008 as compared to 4.1% for the nine months ended September 30, 2007. This decrease is primarily due to a $0.7 million decrease as a result of our purchases of four previously leased properties during the second half of 2007 and two previously leased properties during the first half of 2008. The remaining decrease of $0.6 million was related to the favorable settlement of an accrued contingent rent liability. This decrease was slightly offset by annual increases in rent at Same Facilities and the recognition of nine months of rent at Recently Acquired Facilities.
General and Administrative Expense. General and administrative expense increased $3.0 million, or 25.7%, to $14.6 million for the nine months ended September 30, 2008 compared to $11.6 million for the nine months ended September 30, 2007. General and administrative expense increased as a percent of total revenue to 4.2% for the nine months ended September 30, 2008 as compared to 3.8% for the nine months ended September 30, 2007. The $3.0 million increase was primarily due to increases in wage and benefits of $1.5 million and professional fees of $0.4 million. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. The increase in professional fees was primarily due to increases in accounting and tax services and professional staffing fees, all of which were increased in scope as compared to September 30, 2007 in relation to fulfilling the requirements of entering the public marketplace, which includes the adoption of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.
Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 30.2%, to $6.5 million for the nine months ended September 30, 2008 compared to $5.0 million for the nine months ended September 30, 2007. Depreciation and amortization expense increased as a percent of total revenue to 1.9% for the nine months ended September 30, 2008 as compared to 1.7% for the nine months ended September 30, 2007. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of four previously leased properties during the second half of 2007 and two previously leased properties during the first half of 2008, as well as renovations occurring throughout the company.
Other Income (Expense). Other expense, net decreased $0.2 million, or 7.7%, to $2.5 million for the nine months ended September 30, 2008 compared to $2.7 million for the nine months ended September 30, 2007. Other expense, net decreased as a percent of total revenue to 0.7% for the nine months ended September 30, 2008 as compared to 0.9% for the nine months ended September 30, 2007. This change was primarily due to an increase in interest income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to our investment of IPO proceeds and cash from operations in bank term deposits and treasury bill related investments.
Provision for Income Taxes. Provision for income taxes increased $3.6 million, or 39.1%, to $12.6 million for the nine months ended September 30, 2008 compared to $9.0 million for the nine months ended September 30, 2007. This increase resulted from the increase in income before income taxes of $8.9 million, or 38.1%. Our effective tax rate was 39.0% for the nine months ended September 30, 2008 as compared to 38.8% for the nine months ended September 30, 2007.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Amended and Restated Loan and Security Agreement, as amended (the Revolver). As of September 30, 2008 and December 31, 2007, the maximum available for borrowing under the Revolver was approximately $50.0 million and $20.0 million, respectively, subject to available collateral limits. During the nine months ended September 30, 2008, the amount of borrowing capacity pledged to secure outstanding letters of credit was reduced from $8.4 million to $2.1 million.

Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, cash generated from operations or proceeds from the IPO. Cash paid for acquisitions was $2.0 million and $9.5 million for the nine months ended September 30, 2008 and 2007, respectively. Where we enter into a facility operating lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new operating lease and operations transfer agreement, as part of the transaction. Operating leases are included in the contractual obligations section below.
On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. We also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. We paid for the prior tenant’s lease rights in cash from our IPO proceeds. We expect this acquisition to be slightly accretive to earnings in 2008. Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona. This facility was purchased for approximately $5.2 million, which was paid in cash from our IPO proceeds. In addition, on May 14, 2008 we purchased the underlying assets of one of our leased long-term care facilities in Draper, Utah. This facility was purchased for approximately $3.0 million, which was paid in cash from our IPO proceeds. Total capital expenditures for business acquisitions and property and equipment were $4.3 million and $25.5 million for the three and nine months ended September 30, 2008 and $8.0 million and $25.2 million for the three and nine months ended September 30, 2007, respectively. We currently have approximately $4.4 million budgeted for capital expenditures projects for the remainder of 2008.
We believe that the proceeds from our IPO, together with our cash flow from operations and our Revolver, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of September 30, 2008 consisted of bank term deposits, money market funds and treasury bill related investments. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net cash provided by operations for the nine months ended September 30, 2008 was $35.6 million compared to $11.0 million for the nine months ended September 30, 2007, an increase of $24.6 million. This increase was due in part to our improved operating results, which contributed $31.6 million in 2008 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefit from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $19.2 million for 2007, an increase of $12.4 million. Other contributors to the remaining increase of $12.2 million included decreased cash disbursements related to prepaid income taxes and increased collections of accounts receivable. These increases to cash flow from operations were offset in part by increased cash disbursements related to accounts payable.
Net cash used in investing activities for the nine months ended September 30, 2008 was $25.8 million compared to $25.7 million for the nine months ended September 30, 2007, an increase of $0.1 million. The increase was primarily the result of cash paid for purchased property and equipment in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, partially offset by the decrease in cash paid for business acquisitions in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Net cash used in financing activities for the nine months ended September 30, 2008 totaled $5.1 million compared to $4.4 million for the nine months ended September 30, 2007, an increase of $0.7 million. The increase was primarily due to the payment of the remaining principal balance on one mortgage note, increase in dividends paid and payments of deferred financing costs in connection with the amendment to the Revolver during the nine months ended September 30, 2008. These payments were offset in part by cash received in connection with the exercise of common stock upon employee exercises of options.

Principal Debt Obligations and Capital Expenditures
Revolving Credit Facility with General Electric Capital Corporation
On March 25, 2004, we entered into the Revolver, as amended on December 3, 2004, with General Electric Capital Corporation (the Lender). On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. In connection with the Revolver, we incurred financing costs of approximately $0.4 million. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.
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

Term Loan with General Electric Capital Corporation
On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Term Loan with the Lender, which consists of an approximately $55.7 million multiple-advance term loan. The Term Loan matures on September 29, 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.
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
Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2008, we were in compliance with all loan covenants. As of September 30, 2008, our borrowing subsidiaries had $54.3 million outstanding on the Term Loan.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of September 30, 2008, the balance outstanding on this mortgage loan was approximately $6.5 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.4 million and $11.6 million for the three and nine months ended September 30, 2008 and $4.3 million and $12.7 million for the three and nine months ended September 30, 2007, respectively.
In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank. The U.S. Attorney subsequently rescinded that demand. The rescinded demand requested documents from our bank related to financial transactions involving us, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. Subsequently, in June of 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at unspecified facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries.
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to us and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or been directly notified of any concerns or related investigations by the U.S. Attorney or any government agency. While we have no reason to believe that the assertion of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. We have periodically renewed our offer and request to meet with the U.S. Attorney to discuss the grand jury subpoena, our completed internal investigation and any specific allegations or concerns they may have. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, our business, financial condition and results of operations could be materially and adversely affected.
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
As a byproduct of our investigation, we identified a limited number of selected Medicare claims for which adequate back-up documentation could not be located or for which other billing deficiencies existed. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $0.2 million, plus interest, for selected Medicare claims for which documentation had not been located or for other billing deficiencies identified to date. These claims have been submitted for settlement with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected.
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
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations (SFAS 141). The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141, until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or liquidity.
In September 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that FSP 03-6-1 will have on our consolidated financial statements.
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
In September 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). This EITF prescribes that the tax benefit received on dividends associated with non-vested share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies of share based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. Our adoption of EITF 06-11 at the beginning of fiscal 2008 did not have a material impact on our consolidated financial position or results of operations.
Item 3. Condensed and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At September 30, 2008, we had no outstanding floating rate debt.
Our cash and cash equivalents as of September 30, 2008 consisted of bank term deposits, money market funds and treasury bill related investments. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The above only incorporates those exposures that exist as of September 30, 2008, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 reporting rules and regulations will be required in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. While we are not yet required to comply with Section 404 for this reporting period, in order to achieve compliance with Section 404 within the prescribed period, management has a Section 404 compliance project. As a part of this project, management has engaged outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
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
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In most states in which we have operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. As such, we do not carry insurance coverage for punitive damages. There can be no assurance that we will not be liable for punitive damages awarded in litigation, or that such an award, if rendered, would not have a material and adverse impact on our earnings or prospects.
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
We derived approximately 42% of our revenue from the Medicaid program for both periods during the three and nine months ended September 30, 2008 and approximately 45% for both of the periods during the three and nine months ended September 30, 2007, respectively. We derived approximately 32% and 33% of our revenue from the Medicare program for the three and nine months ended September 30, 2008 and 29% and 30% of our revenue for the three and nine months ended September 30, 2007, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations could be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.
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
On July 31, 2008, CMS released its final rule on the fiscal year 2009 PPS reimbursement rates for skilled nursing facilities. Under the final rule, CMS revised and rebased the skilled nursing facility market basket, resulting in a 3.4% market basket increase. Using this increased factor, the final rule increased aggregate payments to skilled nursing facilities nationwide by $780 million. In addition, CMS decided to defer consideration of the $770 million reduction in payments to skilled nursing facilities, contemplated in the initial proposal on May 2, 2008 until 2009 when the fiscal year 2010 PPS reimbursement rates are set.
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
Separately, the federal government has also introduced a program that utilizes independent contractors (other than the fiscal intermediaries) to identify and recoup Medicare overpayments. These contractors are paid a contingent fee based on recoupments. In October 2008, this program was permanently implemented and requires the expansion of the program to all 50 states by no later than 2010. We anticipate that the number of overpayment reviews could increase in the future, and that the reviewers could be more aggressive in making claims for recoupment. If future Medicare reviews result in significant refund payments to the federal government, it would have an adverse effect on our financial results.
The reduction in overall Medicaid and Medicare spending and the increased costs to comply with the Deficit Reduction Act of 2005 could adversely affect our revenue, financial condition or results of operations.
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
The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 extended the exceptions to these therapy caps until December 31, 2009.

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

In addition, CMS has adopted, and is considering additional regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients’ care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance.
Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We currently have two facilities operating under special focus status, and the state survey agencies have indicated that some or all of the historical non-compliance considered in placing these facilities on special focus status predated our 2006 acquisitions of the facilities.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For the three and nine months ended September 30, 2008, 75% and 74% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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
In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.
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
On April 9, 2008, Congress proposed the Fairness in Nursing Home Arbitration Act of 2008. In September 2008, the bill was passed by a Senate Judiciary Committee and is subject to a vote in the Senate. If passed in its present form, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen, not before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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
In March 2007, we and certain of our officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank. The U.S. Attorney subsequently rescinded that demand. The rescinded demand requested documents from our bank related to financial transactions involving us, ten of our operating subsidiaries, an outside investor group, and certain of our current and former officers. Subsequently, in June of 2007, the U.S. Attorney sent a letter to one of our current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at unspecified facilities. Although both we and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request. From these contacts, we believed that an investigation was underway, but to date we have been unable to determine the exact cause or nature of the U.S. Attorney’s interest in us or our subsidiaries, and until recently we have been unable to even verify whether the investigation was continuing.
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities. To our knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing, served with any related subpoenas or requests, or directly notified of any concerns or investigations by the U.S. Attorney or any government agency. While we have no reason to believe that the assertions of criminal charges, civil claims, administrative sanctions or whistleblower actions would be warranted, to date, the U.S. Attorney’s office has declined to provide us with any specific information with respect to this matter, other than to confirm that an investigation is ongoing. We have periodically renewed our offer and request to meet with the U.S. Attorney to discuss the grand jury subpoena, our completed internal investigation and any specific allegations or concerns they may have. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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

As a byproduct of our investigation we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies existed. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $224,000, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. These claims have been submitted for settlement with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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
In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even though we believe we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to our own inability to immediately or quickly bring non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had been already surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility’s compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. Both facilities were surveyed by the local state survey agency during the current quarter and passed the heightened survey requirements of the special focus facility program.
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
We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews, as described above, resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4,000 during the nine months ended September 30, 2008, $35,000 during the year ended December 31, 2007, $253,000 in fiscal year 2006 and $215,000 in fiscal year 2005. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.
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
Overall operational occupancy across all of our facilities was approximately 81.1% and 81.2% for the nine months ended September 30, 2008 and 2007, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
We also face potential exposure to other types of liability claims, including, without limitation, directors’ and officers liability, employment practices and/or employment benefits liability, premises liability, and vehicle or other accident claims. Given the litigious environment in which all businesses operate, it is impossible to fully catalogue all of the potential types of liability claim that might be asserted against us. As a result of the litigation and potential litigation described above, as well as factors completely external to our company and endemic to the skilled nursing industry, during the past several years the overall cost of both general and professional liability insurance to the industry has dramatically increased, while the availability of affordable and favorable insurance coverage has dramatically decreased. If federal and state medical liability insurance reforms to limit future liability awards are not adopted and enforced, we expect that our insurance and liability costs may continue to increase.

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
In May 2006, we began self-insuring our employee health benefits. With respect to our health benefits self-insurance, we do not yet have a meaningful multi-year loss history by which to set reserves or premiums, and have consequently relied heavily on general industry data that is not specific to our own company to set reserves and premiums. Even with a combination of limited company-specific loss data and general industry data, our loss reserves are based on actuarial estimates that may not correlate to actual loss experience in the future. Therefore, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses.
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
In addition, we occupy approximately 18% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers five of our facilities and represented 24.7% and 8.3% of our net income for the three and nine months ended September 30, 2008 and 14.9% and 13.3% of our net income for the three and nine months ended September 30, 2007, respectively. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.
At September 30, 2008, we had $60.8 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Amended and Restated Loan and Security Agreement, as amended (the Revolver) and mortgage notes, plus $143.2 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.
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
If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in August 2007, we experienced a four week reimbursement delay in California due to a budget impasse in the California legislature that was resolved in September 2007. In 2008, California again faced a budget impasse and the State delayed any reimbursement subsequent to the end of July until such time the budget was enacted. Further, and independent to the budget impasse, the State of California delayed all August payments until September. In addition, similar reimbursement delays will continue in future fiscal years on a permanent basis. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of September 30, 2008 was approximately $6.5 million. In addition, we would be required to pay a prepayment penalty of approximately $0.2 million if this mortgage was repaid on September 30, 2008. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.
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
As of September 30, 2008, our executive officers, directors and their affiliates beneficially own or control approximately 60.9% of the outstanding shares of our common stock, of which Roy Christensen, our Chairman of the board of directors, Christopher Christensen, our President and Chief Executive Officer, and Gregory Stapley, our Vice President and General Counsel, beneficially own approximately 17.0%, 18.1% and 5.4%, respectively, of the outstanding shares. Accordingly, our current executive officers, directors and their affiliates, if they act together, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
As we prepare to comply with Section 404, we may identify significant deficiencies or errors that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report if we conclude that our internal controls over financial reporting are not effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.
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
On April 1, 2008, we used approximately $2.0 million of IPO proceeds to pay off our mortgage note secured by Cherry Health Holdings Inc.’s interest in the Pacific Care Center facility. On May 1, 2008, we assumed an existing lease for a 120-bed skilled nursing facility in Orem, Utah, purchasing the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million. On May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona for approximately $5.2 million. In addition, on May 14, 2008, we purchased the underlying assets of one of our leased long-term care facilities in Draper, Utah for approximately $3.0 million. On July 14, we completed a 30 licensed bed expansion at our Park Manor skilled nursing facility in Walla Walla, WA for approximately $3.2 million. On October 28, 2008, four of our subsidiaries purchased the underlying assets of one of our long-term care facilities in California and three of our long-term care facilities in Texas. These facilities were purchased for an aggregate purchase price of approximately $10.4 million. We currently have approximately $4.4 million budgeted for capital refurbishments at existing facilities for the remainder of 2008. As of September 30, 2008, we held options to purchase eight of our leased facilities. We will consider exercising some or all of such options as they become exercisable and may use a portion of the net proceeds to pay the purchase price for these facilities, and we will also consider paying off all or a portion of our short-term debt, if any, that is incurred in connection with facility acquisitions. We expect to use the remainder of the net proceeds from this offering for working capital and for general corporate purposes. Until the above noted uses of IPO proceeds are initiated, these funds will remain invested in a money market and treasury bill accounts with our bank. We will continue to look for additional low risk investment opportunities for these funds.
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

THE ENSIGN GROUP, INC.

October 30, 2008	BY:	/s/ ALAN J. NORMAN Alan J. Norman
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002