Form 10-K
period 2008-12-31
ENSIGN GROUP, INC
filed 2009-02-18
CIK 1125376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $123,948,369 million.

On February 13, 2009, The Ensign Group, Inc. had 20,565,580 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Annual Report on Form 10-K, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, the Service Center and the wholly-owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we”, “us”, “our” and similar verbiage in this annual report is not meant to imply that any of our facilities or the Service Center are operated by the same entity.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. Reference herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity. We were incorporated in 1999 in Delaware. Our corporate address is 27101 Puerta Real, Suite 450, Mission Viejo, CA 92691, and our telephone number is (949) 487-9500. Our corporate website is located at www.ensigngroup.net. The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

Ensigntm is our United States trademark. All other trademarks and trade names appearing in this annual report are the property of their respective owners.

PART I.

Item 1.	Business

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of facilities located in California, Arizona, Texas, Washington, Utah and Idaho. As of December 31, 2008, we owned or leased 63 facilities. All of our facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing, physical, occupational and speech therapies, and other rehabilitative and healthcare services and, in certain facilities, assisted living services, for both long-term residents and short-stay rehabilitation patients. Our facilities have a collective licensed capacity of over 7,600 skilled nursing, assisted living and independent living beds. As of December 31, 2008 we owned 32 of our facilities and operated an additional 31 facilities under long-term lease arrangements, and had purchase agreements or options to purchase nine of those 31 facilities. For the years ended December 31, 2008, 2007 and 2006 our skilled nursing services, including our integrated rehabilitative therapy services, generated approximately 98%, 97% and 97% of our revenue, respectively.

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

We organized our facilities into five portfolio companies in 2006 and introduced a sixth portfolio company in 2008, which we believe has enabled us to attract additional qualified leadership talent, and to identify, acquire, and improve facilities at a generally faster rate. With the introduction in early 2006 of the portfolio companies and our New Market CEO program, described below, our acquisition activity accelerated, allowing us to add 15 facilities between January 1, 2006 and July 31, 2007. We then effectively suspended our acquisition program while we effected our initial public offering, which was completed in November 2007. (See “— Recent Developments”). During 2008 we acquired two facilities which added 219 licensed, or 199 operational beds to our operations. The following table summarizes our growth from our formation in 1999 through December 31, 2008:

Cumulative Facility Growth

	As of December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63
Cumulative number of licensed skilled nursing, assisted living and independent living beds(1)	710	1,645	2,244	2,919	5,147	5,401	5,780	6,940	7,448	7,687
Cumulative number of operational skilled nursing, assisted living and independent living beds(2)	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of December 31, 2008. The cumulative number of skilled nursing, assisted living and independent living beds is calculated using the current number of beds at each facility and may differ from the number of beds at the time of acquisition. We may also temporarily or permanently expand or reduce the number of beds in connection with renovations or expansions of specific facilities. All bed counts are licensed beds except independent living beds, and may not reflect the number of beds actually available for patient use.

(2)	The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.

Recent Developments

Reorganization of Operations under Portfolio Companies.  To preserve our entrepreneurial culture and the scalability of our leadership-centered management model, we have created several portfolio companies, each with its own president and resources. We believe that this structure is allowing us to better maintain organizational and individual development across our large and rapidly-growing organization, while continuing to maintain our “one-facility-at-a-time” focus, and to implement the key principles that have contributed to our success to date. To facilitate this internal reorganization, we formed five separate portfolio companies in 2006.

In July 2008, our Utah and Idaho facilities, which had been supported by our Keystone Care portfolio subsidiary since we first moved into those markets beginning in July 2006, were reorganized in anticipation of becoming their own standalone portfolio company known as Milestone Healthcare, Inc. Milestone’s eventual emergence as a self-contained portfolio company not only allows us to focus more closely on the growth and development of our Utah/Idaho markets, it also allows our key leadership in Keystone, which is based in and covers the state of Texas, to focus more rigorously on operational excellence and growth in that important market as well. During the transitional period our Chief Executive Officer, Christopher Christensen, is serving as interim President of Milestone, as he did for the latter part of 2007 and early 2008 in our Flagstone portfolio subsidiary, until a permanent leader for Milestone is identified and installed. Resources have been deployed from other areas of the organization to provide needed support. We expect the transition to be completed in the near term. As of December 31, 2008, our portfolio companies are organized as follows:

•	The Flagstone Group, Inc., with 15 facilities and 1,792 licensed[1], or 1,769 operational beds[2] in Southern California;

•	Touchstone Care, Inc., with 10 facilities and 1,208 licensed[1], or 1,197 operational beds[2] in the Los Angeles area and in Southern California’s Inland Empire and Palm Springs markets;

•	Northern Pioneers Healthcare, Inc., with nine facilities and 832 licensed[1], or 781 operational beds[2] in Northern California and Washington;

•	Keystone Care, Inc., with 10 facilities and 1,154 licensed[1], or 1,076 operational beds[2] in Texas

•	Bandera Healthcare, Inc., with 12 facilities and 1,952 licensed[1], or 1,836 operational beds[2] in Arizona; and

•	Milestone Healthcare, Inc., with seven facilities and 749 licensed[1], or 665 operational beds[2] in Utah and Idaho.

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

New Market CEO Program.  In order to broaden our reach to new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring facilities and establishing an operating platform for future growth.

We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.

Recent Acquisition History and Growth.  Since January 1, 2008, we added an aggregate of two skilled nursing facilities located in Utah that we had not operated previously, both of which we acquired under long-term lease arrangements. These facilities contributed 219 and 199 licensed and operational beds, respectively, to our

1 All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.
2 The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.

operations, increasing our total capacity by approximately 3%. In Utah, we have increased our capacity by approximately 50% since January 1, 2008.

The following table sets forth the location and number of licensed and independent living beds located at our facilities as of December 31, 2008:

	CA	AZ	TX	UT	WA	ID	Total

Number of facilities	31	12	10	6	3	1	63
Licensed skilled nursing, assisted living and independent living beds(1)	3,519	1,952	1,154	661	313	88	7,687
Operational skilled nursing, assisted living and independent living beds(2)	3,464	1,836	1,076	577	283	88	7,324

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of December 31, 2008. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

(2)	The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.

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

On July 31, 2008, Centers for Medicare and Medicaid Services (CMS) released its final rule on the fiscal year 2009 PPS reimbursement rates for skilled nursing facilities, which resulted in a 3.4% market basket increase. The final rule increased aggregate payments to skilled nursing facilities nationwide by $780 million. In addition, CMS decided to defer consideration of the $770 million reduction in payments to skilled nursing facilities, contemplated in the initial proposal on May 2, 2008, until 2009 when the fiscal year 2010 PPS reimbursement rates are set.

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Risk Factors — Risks Related to Our Business and Industry — “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” and “If Medicare reimbursement rates decline, our revenue, financial condition and results of operations could be adversely affected.” The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

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

Since April 1999, we have acquired 63 facilities with over 7,600 licensed beds, including 671 beds in our 460 assisted living units and 84 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

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

Attractive Asset Base.  We believe that our facilities are among the best-operated in their respective markets. As of December 31, 2008, we owned 32 of the 63 facilities that we operated, and had purchase agreements or options to purchase nine of the 31 facilities that we operated under long-term lease arrangements. We will consider exercising some or all of these purchase options as they become exercisable, and we expect that we will own a higher percentage of our facilities in the future than we currently own. Assuming we eventually exercise all purchase options we currently hold and we don’t dispose of any of our current facilities, we would own approximately 65% of the facilities we currently operate. By owning our facilities, we believe we will have better control over our occupancy costs over time, as well as increased financial and operational flexibility. We continually invest in our facilities, both owned and leased, to keep them physically attractive and clinically sound.

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

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each facility. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire a facility only when we believe, among other things, that we will have qualified leadership for that facility. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our facilities. As of December 31, 2008, 15 prospective administrators were progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to a facility, they continue to learn and develop in our facility Chief Executive Officer Program, which facilitates the continued development of these talented business leaders into outstanding facility CEOs, through regular peer review, our Ensign University and on-the-job training.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We are able to grow organically through our ability to increase patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering real opportunities to improve financial performance within our existing facilities, as we seek to improve overall operational occupancy beyond our average rates for the years ended December 31, 2008, 2007 and 2006 of 81.1%, 81.3% and 82.6%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of existing facilities from third parties, the expansion of current facilities, and the potential construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring facilities within select geographic markets and may consider the construction of new facilities. In addition, historically we have targeted facilities that we believed were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following acquisition. For the 48 facilities that we acquired from 2001 through 2007, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.0% during the first full three months of operations to 13.4% during the thirteenth through fifteenth months of operations.

Labor

The operation of our skilled nursing and assisted living facilities requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2008, we had approximately 6,153 full-time equivalent employees, employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2008, approximately 67% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

The federal anti-kickback laws and similar state laws make it unlawful for any person to pay, receive, offer, or solicit any benefit, directly or indirectly, for the referral or recommendation for products or services which are eligible for payment under federal healthcare programs, including Medicare and Medicaid. For the purposes of the anti-kickback law, a “federal healthcare program” includes Medicare and Medicaid programs and any other plan or program that provides health benefits which are funded directly, in whole or in part, by the United States Government.

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

Medicare.  Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must meet the CMS, “Conditions of Participation” on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

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

Whether information about our billing and reimbursement processes is obtained from external sources or activities such as Medicare and Medicaid audits or probe reviews, internal investigations such as the one completed in early 2008 (discussed below in Risk Factors), or our regular day-to-day monitoring and training activities, we collect and utilize such information to improve our billing and reimbursement functions and the various processes related thereto. While, like other operators in our industry, we experience billing and reimbursement errors, disagreements and other effects of the inherent subjectivities in reimbursement processes on a regular basis, we believe that we are in substantial compliance with applicable Medicare and Medicaid reimbursement requirements. We continually strive to improve the efficiency and accuracy of all of our operational and business functions, including our billing and reimbursement processes.

The following table sets forth the payor sources of our total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Payor Sources for All Facilities:
Medicare	$154,852	$123,170	$117,511
Managed care	64,361	52,779	44,487
Private and other payors(1)	54,123	52,579	45,312
Medicaid	196,036	182,790	151,264

Total revenue	$469,372	$411,318	$358,574

(1)	Includes revenue from our assisted living facilities.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2008	2007	2006

Percentage of Skilled Nursing Days:
Medicare	14.7%	13.6%	15.0%
Managed care	9.7	9.1	9.3

Skilled mix	24.4	22.7	24.3
Private and other payors	12.7	13.0	13.1

Quality mix	37.1	35.7	37.4
Medicaid	62.9	64.3	62.6

Total skilled nursing	100.0%	100.0%	100.0%

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

You may also find on our website at http://www. ensigngroup.net, electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report.

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

We derived approximately 42% and 33% of our revenue from the Medicaid and Medicare programs, respectively, for the year ended December 31, 2008 and 44% and 30% for the year ended December 31, 2007, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers. These and other changes to the reimbursement and other aspects of Medicaid and Medicare could adversely affect our revenue.

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

On July 31, 2008, CMS released its final rule on the fiscal year 2009 PPS reimbursement rates for skilled nursing facilities, which resulted in a 3.4% market basket increase. The final rule increased aggregate payments to skilled nursing facilities nationwide by $780 million. In addition, CMS decided to defer consideration of the $770 million reduction in payments to skilled nursing facilities, contemplated in the initial proposal on May 2, 2008 until 2009 when the fiscal year 2010 PPS reimbursement rates are set.

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

In 2004, our Medicare fiscal intermediary began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary.

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

Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification.

Separately, in 2006, the federal government introduced a program that utilizes independent contractors (other than the fiscal intermediaries) known as recovery audit contractors to identify and recoup Medicare overpayments. These recovery audit contractors are paid a contingent fee based on recoupments. In October 2008, this program was permanently implemented and requires the expansion of the program to all 50 states by no later than 2010. We anticipate that the number of overpayment reviews could increase in the future, and that the reviewers could be more aggressive in making claims for recoupment. In 2006, one of our facilities was subjected to review under this program, resulting in a recoupment to the federal government of approximately $12,000. If future Medicare reviews result in significant refund payments to the federal government, it would have an adverse effect on our financial results.

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

Each year the federal government releases a budget proposal, which, if enacted, may have a material effect on our business. From time to time, such proposals include significant reductions in Medicare spending, including among other things, a freeze on or reduction to Medicare spending for skilled nursing facilities. For example, the Bush Administration’s fiscal year 2009 budget proposal included significant reductions, which in large part ultimately were not enacted by Congress for the 2009 budget. We cannot predict whether future proposed budgets will include reductions in Medicare spending, but if such reductions are enacted, this may have a material effect on our business.

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

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had three facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations and have successfully graduated two of them from the program to date. We currently have one facility operating under special focus status, and the state survey agency has indicated that some or all of the historical non-compliance considered in placing this facility on special focus status predated our 2006 acquisitions of the facility.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For the years ended December 31, 2008 and 2007, approximately 75% and 74% of our revenue, respectively, was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

We operate in at least one state that requires us to verify employment eligibility using procedures and standards that exceed those required under federal Form I-9 and the statutes and regulations related thereto. Proposed federal regulations would extend similar requirements to all of the states in which our facilities operate. To the extent that such proposed regulations or similar measures become effective, and we are required by state or federal authorities to verify work authorization or legal residence for current and prospective employees beyond existing Form I-9 requirements and other statutes and regulations currently in effect, it may make it more difficult for us to recruit, hire and/or retain qualified employees, may increase our risk of non-compliance with state and federal employment, immigration, licensing and other laws and regulations and could increase our cost of doing business.

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

On April 9, 2008, Congress proposed the Fairness in Nursing Home Arbitration Act of 2008. In September 2008, the bill was passed by a Senate Judiciary Committee and was subject to a vote in the Senate. However, the Senate failed to vote on the bill and the 110th Congress ended before any further action occurred. The bill may be reintroduced in the 111th Congress. This bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen, not before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected

As Medicare and Medicaid certified providers, our operating subsidiaries undergo periodic audits and “probe reviews” by government agents, which can result in recoupments of prior revenue of the government, cause further reimbursements to be delayed or held and could result in civil or criminal sanctions.

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 63 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. We and our regulatory counsel are actively working with the U.S. Attorney’s office to determine what additional documents will be assistive to their inquiry, and to help target the scope of the production, pursuant to the subpoena, to those documents.

We are cooperating with the U.S. Attorney’s office, and intend to continue working with them to the extent they will allow us to help move their inquiry forward. To our knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We conducted an internal investigation into the billing and reimbursement processes of some of our operating subsidiaries. Future reviews could result in additional billing and reimbursement noncompliance, which would also decrease our revenue.

We initiated an internal investigation in November 2006 when we became aware of an allegation of possible reimbursement irregularities at one or more of our facilities. This investigation focused on 12 facilities, and included all six of the facilities which were covered by the warrants served in December 2008. We retained outside counsel to assist us in looking into these matters. We and our outside counsel concluded this investigation in February 2008 without identifying any systemic or patterns and practices of fraudulent or intentional misconduct. We made observations at certain facilities regarding areas of potential improvement in some of our recordkeeping and billing practices and have implemented measures, some of which were already underway before the investigation began, that we believe will strengthen our recordkeeping and billing processes. None of these additional findings or observations appears to be rooted in fraudulent or intentional misconduct. We continue to evaluate the measures we have implemented for effectiveness, and we are continuing to seek ways to improve these processes.

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

In 2008, we acquired two skilled nursing facilities with a total of 219 licensed beds. In 2007, we acquired three skilled nursing facilities and one campus that offers both skilled nursing and assisted living services, with a total of 508 licensed beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had been already surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility’s compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program, and has successfully graduated from the Centers for Medicare and Medicaid Services’ Special Focus program. We currently have one facility remaining on special focus facility status.

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

We also incur regulatory risk in acquiring certain facilities due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired facilities. For example, in order to acquire facilities on a predictable schedule, or to acquire declining operations quickly to prevent further pre-acquisition declines, we frequently acquire such facilities prior to receiving license approval or provider certification. We operate such facilities as the interim manager for the outgoing licensee, assuming financial responsibility, among other obligations for the facility. If we were subsequently denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

We are subject to reviews relating to Medicare overpayments, which could result in recoupment to the federal government of Medicare revenue.

We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews, as described above, resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4,000 during the year ended December 31, 2008, $35,000 during the year ended December 31, 2007, $253,000 in fiscal year 2006 and $215,000 in fiscal year 2005. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.

Potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. CMS has included one of our facilities on its recently released list of special focus facilities, which are described above and other facilities may be identified for such status in the future, the sanctions for which involve increased scrutiny in the form of more frequent inspection visits from state regulators. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.

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

Overall operational occupancy across all of our facilities was approximately 81% for the years ended December 31, 2008 and 2007, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.

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

In December 2008, CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories. Nursing homes with five stars are intended to be considered to have above average quality and nursing homes with one star are intended to be considered to have quality much below average. The overall five-star rating for each nursing home is determined using the following three sources of information:

•	Health Inspections — the health inspection rating contains information from the last three years of onsite inspections, including both standard surveys and any complaint surveys.

•	Staffing — the staffing rating is based on the number of hours of care on average provided to each resident each day by nursing staff.

•	Quality Measures — the quality measure rating has information on ten different physical and clinical measures for nursing home residents, such as presence of pressure sores or changes to resident’s mobility.

In cases of acquisitions, the previous operator’s clinical ratings are included in our overall Five-Star Quality Rating. The prior operator’s results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date.

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

We continue to assert our right to inform our employees about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our facilities that have been approached to unionize have uniformly rejected union organizing efforts. Because a majority of certain categories of service and maintenance employees at one of our facilities voted to accept union representation, we had recognized the union and been engaged in collective bargaining with that union since 2005; however, in March 2008, a substantial majority of the represented employees at that facility petitioned to remove the union as their bargaining representative, and we acceded to their wishes by withdrawing recognition of the union. The union filed, withdrew and then re-filed an unfair labor charge opposing the withdrawal of recognition. The National Labor Relations Board (NLRB) subsequently rejected the charge and affirmed the propriety of our withdrawal of recognition effectively terminating the union’s representation of the employee group. If employees of other facilities decide to unionize our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, and strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.

The unwillingness on the part of both our management and staff to accede to union demands for “neutrality” and other concessions has resulted in a negative labor campaign by at least one labor union, the Service Employees International Union. From 2002 to 2007, this union, and individuals and organizations allied with or sympathetic to this union actively prosecuted a negative retaliatory publicity action, also known as a “corporate campaign,” against us and filed, promoted or participated in multiple legal actions against us. The union’s campaign asserted, among other allegations, poor treatment of patients, inferior medical services provided by our employees, poor treatment of our employees, and health code violations by us. In addition, the union has publicly mischaracterized actions taken by the DHS against us and our facilities. In numerous cases, the union’s allegations created the false impression that violations and other events that occurred at facilities prior to our acquisition of those facilities were caused by us. Since a large component of our business involves acquiring underperforming and distressed facilities, and improving the quality of operations at these facilities, we may have been associated with the past poor performance of these facilities. To the extent this union or another elects to directly or indirectly prosecute a corporate campaign against us or any of our facilities, our business could be negatively affected.

This union, along with individuals and organizations allied with or sympathetic to this union, has demanded focused regulatory oversight and public boycotts of some of our facilities. It has also attempted to pressure hospitals, doctors, insurers and other healthcare providers and professionals to cease doing business with or referring patients to us. If this union or another union is successful in convincing our patients, their families or our referral sources to reduce or cease doing business with us, our revenue may be reduced and our profitability could be adversely affected. Additionally, if we are unable to attract and retain qualified staff due to negative public relations efforts by this or other union organizations, our quality of service and our revenue and profits could decline. Our strategy for responding to union allegations involves clear public disclosure of the union’s identity, activities and agenda, and rebuttals to its negative campaign. Our ability to respond to unions, however, may be limited by some state laws, which purport to make it illegal for any recipient of state funds to promote or deter union organizing. For example, such a state law passed by the California Legislature was successfully challenged on the grounds that it was preempted by the National Labor Relations Act, only to have the challenge overturned by the Ninth Circuit in 2006 before being ultimately upheld by the United States Supreme Court in 2008. In addition, proposed legislation making it more difficult for employees and their supervisors to educate co-workers and oppose unionization, such as proposed Employer Free Choice Act which would allow organizing on a single “card check” and without a secret ballot, could make it more difficult to maintain union-free workplaces in our facilities. If proponents of these and similar laws are successful in facilitating unionization procedures or hindering employer responses thereto, our ability to oppose unionization efforts could be hindered, and our business could be negatively affected.

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

In addition, we occupy approximately 17% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers five of our facilities. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.

At December 31, 2008, we had $60.6 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $130.8 million of capital and operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.

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

Our ability to maintain and enhance our facilities and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our facilities and equipment. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging and obsolete facilities and equipment. In addition, continued expansion of our business through the acquisition of existing facilities, expansion of our existing facilities and construction of new facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, some of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

Delays in reimbursement may cause liquidity problems.

If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in August 2007, we experienced a four week reimbursement delay in California due to a budget impasse in the California legislature that was resolved in September 2007. In 2008, California again faced a budget impasse and the State delayed any reimbursement subsequent to the end of July until such time the budget was enacted. Further, and independent to the budget impasse, the State of California delayed all August payments until September. Similar reimbursement delays will continue in future fiscal years on a permanent basis. Medi-Cal has also delayed reimbursement of rate increases which were announced in November 2008. These rate increases were put in place on a retrospective basis, effective August 1, 2008. In January 2009, the State of California announced expected cash shortages in February which could impact payments to Medi-Cal providers in late February and early March. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.

Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.

Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of December 31, 2008 was approximately $6.5 million. In addition, we would be required to pay a prepayment penalty of approximately $0.2 million if this mortgage was repaid on December 31, 2008. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

While we do not have a formal dividend policy, we currently intend to continue to pay regular quarterly dividends to the holders of our common stock, but future dividends will continue to be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by financing arrangements including pursuant to the loan and security agreement governing our revolving line of credit, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. From 2002 through 2008, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. We may not be able to pay or maintain dividends, and we may at any time elect not to pay dividends but to retain cash for other purposes. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our beds and monthly patient fees will increase our actual cash available for dividends to stockholders. It is possible that we may pay dividends in a future period that may exceed our net income for such period. The failure to pay or maintain dividends could adversely affect our stock price.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 31, 2008, our executive officers, directors and their affiliates beneficially own or control approximately 39.8% of the outstanding shares of our common stock, of which Roy Christensen, our Chairman of the board of directors, Christopher Christensen, our President and Chief Executive Officer, and Gregory Stapley, our Vice President and General Counsel, beneficially own approximately 16.6%, 9.1% and 5.3%, respectively, of the outstanding shares. Accordingly, our current executive officers, directors and their affiliates, if they act together, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. On some occasions in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending or settling the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

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

If we are unable to fulfill the requirements related to being a public company in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support us in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our independent registered public accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us.

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

Service Center.  We currently lease 20,197 square feet of office space in Mission Viejo, California for our Service Center pursuant to a lease that expires in September 2009. We have two options to extend our lease term at this location for an additional three-year term for each option.

Facilities.  We currently operate 63 facilities in California, Arizona, Texas, Washington, Utah and Idaho, with the operational capacity to serve over 7,300 residents. Of the facilities that we operate as of December 31, 2008, we own 32 facilities and lease 31 facilities pursuant to operating and capital leases, nine of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future, which we believe will enable us to better control our occupancy costs over time. We currently do not manage any facilities for third parties and do not actively seek to manage facilities for others, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of licensed and independent living beds at our facilities at December 31, 2008:

		Purchase
		Agreement or		Total Licensed and
	Leased without a	Leased with a		Independent Living
State	Purchase Option	Purchase Option	Owned	Beds(3)

California	1,574	903	1,042	3,519
Arizona	738	—	1,214	1,952
Texas	114	—	1,040	1,154
Utah	228	99	334	661
Washington	—	—	313	313
Idaho	—	88	—	88

Total	2,654	1,090	3,943	7,687

Skilled nursing	2,513	1,006	3,497	7,016
Assisted living(1)	141	84	362	587
Independent living(2)	—	—	84	84

Total	2,654	1,090	3,943	7,687

(1)	Represents 460 assisted living units.

(2)	Represents 84 independent living units located within one of our assisted living facilities.

(3)	All bed counts are licensed beds except independent living beds, and may not reflect the number of beds actually available for patient use.

Item 3.	Legal Proceedings

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 63 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. We and our regulatory counsel are actively working with the U.S. Attorney’s office to determine what additional documents will be assistive to their inquiry, and to help target the scope of the production, pursuant to the subpoena, to those documents.

We are cooperating with the U.S. Attorney’s office and intend to continue working with them to the extent they will allow us to help move their inquiry forward. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulation, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

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

None.

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

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reporting by the NASDAQ Global Select Market for the periods indicated:

	High	Low

Fiscal 2008
First Quarter	$14.49	$7.50
Second Quarter	12.25	8.66
Third Quarter	18.39	10.46
Fourth Quarter	19.25	11.29
Fiscal 2007
Fourth Quarter (commencing November 8, 2007)*	$16.65	$12.10

*	Initial public offering price on November 8, 2007 was $16.00

During fiscal 2008, we declared aggregate cash dividends of $0.165 per share of common stock, for a total of approximately $3.4 million.

As of February 13, 2009 there were approximately 155 holders of record of our common stock.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on November 9, 2007 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE ENSIGN GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON NOV. 9, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

		Aggregate
	Dividend Per	Dividend
	Share	Declared
		(In thousands)

2007
First Quarter	$0.040	$658
Second Quarter	$0.040	$658
Third Quarter	$0.040	$658
Fourth Quarter	$0.040	$819
2008
First Quarter	$0.040	$821
Second Quarter	$0.040	$822
Third Quarter	$0.040	$822
Fourth Quarter	$0.045	$925

1 The Skilled Nursing Facilities Peer Group is comprised of the following companies: Adcare Health Systems, Advocat Inc., Assisted Living Concepts, Five Star Quality Care Inc., Kindred Healthcare Inc., National Healthcare Corp., Skilled Healthcare Group, Sun Healthcare Group and Sunrise Senior Living.

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2008, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The loan and security agreement governing our revolving line of credit with General Electric Capital Corporation restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent operating subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. generally accepted accounting principles (GAAP).

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2008, nor issue any securities that were not registered under the Securities Exchange Act of 1933.

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

During the year ended December 31, 2008, we used approximately $18.5 million of IPO proceeds to purchase the underlying assets at six facilities which we previously operated under a long-term leasing arrangement, $7.1 million to fund capital refurbishments at our facilities, $3.2 million to fund the completion of a 30 licensed bed expansion at one of our facilities and $2.0 million to assume an existing lease by purchasing the tenant rights under a lease agreement from a prior tenant and operator. As of December 31, 2008, all of the proceeds from our IPO were utilized.

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

	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenue	$469,372	$411,318	$358,574	$300,850	$244,536
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	376,742	335,014	284,847	239,379	199,986
Facility rent — cost of services	14,932	16,675	16,404	16,118	14,773
General and administrative expense	20,017	15,945	14,210	10,909	8,537
Depreciation and amortization	9,026	6,966	4,221	2,458	1,934

Total expenses	420,717	374,600	319,682	268,864	225,230
Income from operations	48,655	36,718	38,892	31,986	19,306
Other income (expense):
Interest expense	(4,784)	(4,844)	(2,990)	(2,035)	(1,565)
Interest income	1,374	1,558	772	491	85

Other expense, net	(3,410)	(3,286)	(2,218)	(1,544)	(1,480)
Income before provision for income taxes	45,245	33,432	36,674	30,442	17,826
Provision for income taxes	17,736	12,905	14,125	12,054	6,723

Net income	$27,509	$20,527	$22,549	$18,388	$11,103

Net income per share(1):
Basic	$1.34	$1.39	$1.66	$1.35	$0.83

Diluted	$1.33	$1.17	$1.34	$1.05	$0.63

Weighted average common shares outstanding:
Basic	20,520	14,497	13,366	13,468	13,285

Diluted	20,715	17,470	16,823	17,505	17,519

(1)	See Note 3 of the Notes to the Consolidated Financial Statements.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousand, except per share data)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,326	$51,732	$25,491	$11,635	$14,755
Working capital	46,811	62,969	28,281	19,087	21,526
Total assets	296,901	267,389	190,531	119,390	80,255
Long-term debt, less current maturities	59,489	60,577	63,587	25,520	24,820
Redeemable, convertible preferred stock	—	—	2,725	2,725	2,725
Stockholders’ equity	156,021	129,677	51,147	32,634	17,828
Cash dividends declared per common share	$0.165	$0.160	$0.130	$0.090	$0.050

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Other Non-GAAP Financial Data:
EBITDA(1)	$57,681	$43,684	$43,113	$34,444	$21,240
EBITDAR(1)	72,613	60,359	59,517	50,562	36,013

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent — cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our consolidated financial statements and related notes included elsewhere in this document.

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Statement of Income Data:
Net income	$27,509	$20,527	$22,549	$18,388	$11,103
Other expense, net	3,410	3,286	2,218	1,544	1,480
Provision for income taxes	17,736	12,905	14,125	12,054	6,723
Depreciation and amortization	9,026	6,966	4,221	2,458	1,934

EBITDA	$57,681	$43,684	$43,113	$34,444	$21,240

Facility rent — cost of services	14,932	16,675	16,404	16,118	14,773

EBITDAR	$72,613	$60,359	$59,517	$50,562	$36,013

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 63 facilities located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of December 31, 2008, we owned 32 of our facilities and operated an additional 31 facilities under long-term lease arrangements, and had options to purchase for nine of those 31 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of December 31, 2008:

		Leased (with a	Leased (without a
	Owned	Purchase Option)	Purchase Option)	Total

Number of facilities	32	9	22	63
Percent of total	50.8%	14.3%	34.9%	100%
Licensed skilled nursing, assisted living and independent living beds(1)	3,943	1,090	2,654	7,687
Percent of total	51.3%	14.2%	34.5%	100%
Operational skilled nursing, assisted living and independent living beds(2)	3,663	1,059	2,602	7,324
Percent of total	50.0%	14.5%	35.5%	100%

(1)	Includes 671 beds in our 460 assisted living units and 84 independent living units as of December 31, 2008. All of the independent living units are located at one of our assisted living facilities. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

(2)	The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the captive insurance subsidiary are operated by the same entity.

2008 and Recent Developments

On May 1, 2008, we assumed an existing lease for a 120 licensed, or 114 operational bed skilled nursing facility in Orem, Utah. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $2.0 million. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. We also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. We paid for the prior tenant’s lease rights in cash from our IPO proceeds. Also on May 1, 2008, under the terms of a purchase option contained in the original lease agreement, we purchased the underlying assets of one of our leased long-term care facilities in Scottsdale, Arizona. This facility was purchased for approximately $5.2 million, which was paid in cash from our IPO proceeds. Lastly, on May 14, 2008, we purchased the underlying assets of one of our leased long-term care facilities in Draper, Utah. This facility was purchased for approximately $3.0 million, which was paid in cash from our IPO proceeds.

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

In December 2008, we entered into a capital lease and assumed the operations of a skilled nursing facility in Salt Lake City, Utah adding an additional 99 licensed, or 85 operational beds. No additional material consideration was paid and we did not purchase any assets or assume any liabilities, other than our rights and obligations under the lease and operations transfer agreement, as part of this transaction. The lease agreement includes an option to purchase the underlying property from the property owner for $3.0 million anytime after the initial lease date.

On January 1, 2009, we assumed an existing lease for a 156 licensed and operational bed skilled nursing facility in San Luis Obispo, California. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $1.6 million, which was paid in cash. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. Consistent with our acquisition practices, we also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. In addition, on January 1, 2009, we acquired a 150 licensed and operational bed skilled nursing facility in Lufkin, Texas for approximately $8.0 million, which was paid in cash.

On January 15, 2009, we assumed the operations of a skilled nursing facility in Riverside, California which is also licensed for assisted living and independent living services. This acquisition added 38 licensed and operational skilled nursing, 66 licensed, or 54 operational assisted living and 24 independent living beds to our operations.

On February 1, 2009, we purchased three skilled nursing facilities and one assisted living facility in Colorado for approximately $10.9 million, which was paid in cash. This acquisition added 217 licensed, or 210 operational skilled nursing and 48 licensed, or 38 operational assisted living beds to our operations.

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

contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition. In addition, routine revenue does not include revenue generated by our assisted living business.

•	Skilled revenue: The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving care under Medicare or managed care reimbursement, referred to as “Medicare and managed care patients.” Skilled revenue excludes any revenue generated from our assisted living services.

•	Skilled mix: The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare and managed care patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given measurement period.

•	Quality mix: The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given measurement period.

•	Average daily rates: The routine revenue by payor source for a period at our skilled nursing facilities divided by actual patient days for that revenue source for any given measurement period.

•	Occupancy percentage (Licensed beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the number of licensed and independent living beds in the facility during any given measurement period.

•	Occupancy percentage (Operational beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the beds in a facility which are available for occupancy during any given measurement period.

•	Number of facilities and licensed beds: The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of licensed and independent living beds associated with these facilities. Independent living beds do not have a licensing requirement.

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

The following table summarizes our skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Year Ended December 31,
	2008	2007	2006

Skilled Mix:
Days	24.4%	22.7%	24.3%
Revenue	46.9%	43.1%	45.6%
Quality Mix:
Days	37.1%	35.7%	37.4%
Revenue	56.3%	53.4%	55.5%

Occupancy.  We have historically defined occupancy as the ratio of actual patient days (one patient day equals one resident occupying one bed for one day) during any measurement period to the number of licensed patient days for that period. Licensed patient days are determined by multiplying the total of officially licensed beds by the number of calendar days in the measurement period.

However, the number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again. We define occupancy in operational beds as the ratio of actual patient days during any measurement period to the number of available patient days for that period. Available patient days are determined by subtracting non-operational licensed beds from total licensed beds, and multiplying the difference by the number of calendar days in the measurement period. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period. Therefore, we intend to cease reporting occupancy based on all licensed beds beginning in fiscal year 2009.

The following table summarizes our occupancy statistics for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Occupancy:
Licensed and independent living beds at end of period(1)	7,687	7,448	6,940
Operational beds at end of period(2)	7,324	7,105	6,667
Available patient days (licensed beds)(1)	2,761,625	2,673,006	2,286,845
Available patient days (operational beds)(2)	2,634,183	2,558,778	2,240,996
Actual patient days	2,135,662	2,078,893	1,849,932
Occupancy percentage (based on licensed beds)	77.3%	77.8%	80.9%
Occupancy percentage (based on operational beds)	81.1%	81.3%	82.6%

(1)	The number of licensed beds is calculated using the historical number of beds licensed at each facility. All bed counts are licensed beds except for independent living beds, and may not reflect the number of beds actually available for patient use.

(2)	The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.

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

	Year Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
	(In thousands)

Revenue:
Medicare	$154,852	33.0%	$123,170	30.0%	$117,511	32.8%
Managed care	64,361	13.7	52,779	12.8	44,487	12.4
Private and other(1)	54,123	11.5	52,579	12.8	45,312	12.6
Medicaid	196,036	41.8	182,790	44.4	151,264	42.2

Total revenue	$469,372	100.0%	$411,318	100.0%	$358,574	100.0%

(1)	Includes revenue from assisted living facilities.

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

General and Administrative Expense.  General and administrative expense consists primarily of payroll and related benefits and travel expenses for our administrative Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to our information systems, stock-based compensation and rent for our Service Center office. We expect our general and administrative expense to remain approximately the same, as a percentage of revenue, as 2008 in the future as a result of becoming a public company.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported. The following summarizes our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations; and (b) require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Revenue from the Medicare and Medicaid programs accounted for approximately 75%, 74% and 75% of our revenue in the years ended December 31, 2008, 2007 and 2006, respectively. We record our revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. We recorded retroactive adjustments that increased revenue by $0.5 million, $0.7 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Because of the complexity of the laws and regulations governing Medicare and Medicaid assistance programs, our estimates may potentially change by a material amount. We record our revenue from private pay patients as services are performed. Also, see Note 15 for further discussion.

Accounts Receivable

Accounts receivable are comprised of amounts due from patients and residents, Medicare and Medicaid payor programs, third party insurance payors and other nursing facilities and customers. We value our receivables based on the net amount we expect to receive from these payors. In evaluating the collectibility of our accounts receivable, management considers a number of factors including changes in collection patterns, accounts receivable aging trends by payor category and the status of ongoing disputes with third party payors. The percentages applied to our aged receivable balances for purposes of establishing allowances for doubtful accounts are based on our historical experience and time limits, if any, for managed care, Medicare and Medicaid. We periodically refine our procedures for estimating the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances. Our receivables from Medicare and Medicaid payor programs accounted for approximately 59% and 61% of our total accounts receivable as of December 31, 2008 and 2007, respectively, and represents our only significant concentration of credit risk.

Self-Insurance

We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for our Company. For claims made in 2008, the self-insured retention was $0.4 million per claim with a $0.9 million deductible. As of December 31, 2008, the third-party coverage above these limits was $1.0 million per occurrence, $3.0 million per facility with a $6.0 million blanket aggregate.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. Our policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluate the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $17.9 million and $18.6 million as of December 31, 2008 and 2007, respectively.

Our operating subsidiaries are self-insured for workers’ compensation liability in California. To protect ourselves against loss exposure in California, with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.6 million for each claim. In Texas, our operating subsidiaries have elected non-subscriber status for workers’ compensation claims. Our operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $6.5 million and $4.1 million as of December 31, 2008 and 2007, respectively.

During 2003 and 2004, our California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The term for this policy expired and all remaining balances were settled with the insurance carrier during the quarter ended September 30, 2008. The funded accrual in excess of the estimated liabilities is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and was $0 and $0.4 million as of December 31, 2008 and 2007, respectively.

We provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of our employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect ourselves against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.2 million for each covered person, which resets every plan year or a lifetime maximum of $5.0 million per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. We have also purchased aggregate stop-loss coverage that reimburses the plan up to $5.0 million to the extent that paid claims exceed $7.2 million. The aforementioned coverage only applies to claims paid during the plan year. Our accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $1.9 million at December 31, 2008 and 2007, respectively.

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

The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to net income. If our actual liability exceeds its estimate of loss, its future earnings and financial condition could be adversely affected.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment as of December 31, 2008.

Intangible Assets and Goodwill

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

Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. We define reporting units as the individual facilities. We perform our annual test for impairment during the fourth quarter of each year. We did not record any impairment charges during the year ended December 31, 2008. If the seven facilities with goodwill were to experience circumstances that would reduce their fair value below its carrying amount, we could record a goodwill impairment charge of approximately $2.9 million.

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. We have recognized $1.7 million, $1.5 million and $0.4 million in compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse. The temporary differences are primarily attributable to compensation accruals, straight line rent adjustments and reserves for doubtful accounts and insurance liabilities. When necessary, we record a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of its deferred tax assets, we must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors.

Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of our estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of December 31, 2008 and 2007 were $11.8 million and $11.7 million, respectively. We expect to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.

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

Leases and Leasehold Improvements

We account for leases in accordance with SFAS No. 13, Accounting for Leases (SFAS 13), and other related guidance. At the inception of each lease, we perform an evaluation to determine whether the lease should be classified as an operating or capital lease. We record rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date we are given control of the leased premises through the end of the lease term, as established in accordance with SFAS 13. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we record straight-line rent expense.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141, until January 1, 2009. We expect SFAS 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, that we consummate after the effective date.

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

Adoption of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 , which delays the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities had no impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (fair value option). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 at the beginning of fiscal 2008 had no impact on our consolidated financial position or results of operations.

In September 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). This EITF prescribes that the tax benefit received on dividends associated with non-vested share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies of share based payment awards. EITF 06-11 is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 at the beginning of fiscal 2008 did not have a material impact on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	80.3	81.4	79.4
Facility rent — cost of services	3.2	4.1	4.6
General and administrative expense	4.2	3.9	4.0
Depreciation and amortization	1.9	1.7	1.2

Total expenses	89.6	91.1	89.2
Income from operations	10.4	8.9	10.8
Other income (expense):
Interest expense	(1.0)	(1.2)	(0.8)
Interest income	0.3	0.4	0.2

Other expense, net	(0.7)	(0.8)	(0.6)

Income before provision for income taxes	9.7	8.1	10.2
Provision for income taxes	3.8	3.1	3.9

Net income	5.9%	5.0%	6.3%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,
	2008	2007	Change	% Change
	(Dollars in thousands)

Total Facility Results:
Revenue	$469,372	$411,318	$58,054	14.1%
Number of facilities at period end	63	61	2	3.3%
Actual patient days	2,135,662	2,078,893	56,769	2.7%
Occupancy percentage — Operational beds	81.1%	81.3%		(0.2)%
Skilled mix by nursing days	24.4%	22.7%		1.7%
Skilled mix by revenue	46.9%	43.1%		3.8%
Same Facility Results(1):
Revenue	$444,059	$396,862	$47,197	11.9%
Number of facilities at period end	57	57	—	—%
Actual patient days	2,006,695	1,993,282	13,413	0.7%
Occupancy percentage — Operational beds	82.1%	81.9%		0.2%
Skilled mix by nursing days	24.8%	23.1%		1.7%
Skilled mix by revenue	47.2%	43.5%		3.7%
2008 Recently Acquired Facility Results(2):
Revenue	$4,959	$—	$4,959	NM
Number of facilities at period end	2	—	2	NM
Actual patient days	20,645	—	20,645	NM
Occupancy percentage — Operational beds	67.5%	—%		NM
Skilled mix by nursing days	29.3%	—%		NM
Skilled mix by revenue	53.2%	—%		NM
2007 Recently Acquired Facility Results(2):
Revenue	$20,354	$14,456	$5,898	40.8%
Number of facilities at period end	4	4	—	—%
Actual patient days	108,322	85,611	22,711	26.5%
Occupancy percentage — Operational beds	67.6%	68.3%		(0.7)%
Skilled mix by nursing days	15.9%	13.5%		2.4%
Skilled mix by revenue	38.1%	33.5%		4.6%
Total Recently Acquired Facility Results(2):
Revenue	$25,313	$14,456	$10,857	75.1%
Number of facilities at period end	6	4	2	50.0%
Actual patient days	128,967	85,611	43,356	50.6%
Occupancy percentage — Operational beds	67.6%	68.3%		(0.7)%
Skilled mix by nursing days	18.0%	13.5%		4.5%
Skilled mix by revenue	41.1%	33.5%		7.6%

(1)	Same Facility represents all facilities acquired prior to January 1, 2007.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to January 1, 2007.

Revenue.  Revenue increased $58.1 million, or 14.1%, to $469.4 million for the year ended December 31, 2008 compared to $411.3 million for the year ended December 31, 2007. Of the $58.1 million increase, Medicare and managed care revenue increased $43.3 million, or 24.6%, Medicaid revenue increased $13.3 million, or 7.2%, and private and other revenue increased $1.5 million, or 2.9%

Revenue generated by Same Facilities increased $47.2 million, or 11.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to increases in skilled mix and occupancy rates of 1.7% and 0.2%, respectively, combined with higher reimbursement rates resulting from statutory increases and higher acuity levels relative to the year ended December 31, 2007. The increase in Same Facility occupancy occurred despite an overall census decrease of 5.8% at our assisted living facilities. The increase in skilled mix was primarily due to an increase in Medicare days of 9.0% as compared to the year ended December 31, 2007.

Approximately $10.9 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the increase in actual patient days due to the effect of having a year of operations in 2008 at facilities acquired in 2007, complimented by higher skilled mix and quality mix at such facilities. This growth was hindered in part by generally lower occupancy rates. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007

Skilled Nursing Average Daily Revenue Rates:
Medicare	$507.02	$451.33	$434.00	$414.60	$511.95	$452.82
Managed care	328.17	297.42	444.78	343.73	325.11	297.05
Total skilled revenue	436.20	389.96	436.26	406.23	436.20	389.52
Medicaid	158.07	149.53	137.80	125.21	159.36	150.73
Private and other payors	169.24	161.64	135.40	126.44	174.17	164.09
Total skilled nursing revenue	$226.88	$205.22	$190.93	$163.24	$229.39	$207.19

The average Medicare daily rate increased by approximately 12.3% in the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.4% as a result of the market basket increase beginning in the fourth quarter of fiscal year 2008. The average Managed care rate increased 10.3% in the year ended December 31, 2008 as compared to the same period in the prior year as a result of higher patient acuity mix and higher reimbursement rates. The average Medicaid rate increase of 5.7% in the year ended December 31, 2008 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007

Percentage of Skilled Nursing Revenue:
Medicare	32.9%	30.0%	32.3%	30.1%	32.9%	30.0%
Managed care	14.0	13.1	8.8	3.3	14.3	13.5

Skilled mix	46.9	43.1	41.1	33.4	47.2	43.5
Private and other payors	9.4	10.3	17.6	15.7	9.0	10.0

Quality mix	56.3	53.4	58.7	49.1	56.2	53.5
Medicaid	43.7	46.6	41.3	50.9	43.8	46.5

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2008	2007	2008	2007	2008	2007

Percentage of Skilled Nursing Days:
Medicare	14.7%	13.6%	14.2%	11.9%	14.7%	13.7%
Managed care	9.7	9.1	3.8	1.6	10.1	9.4

Skilled mix	24.4	22.7	18.0	13.5	24.8	23.1
Private and other payors	12.7	13.0	24.8	20.2	11.9	12.7

Quality mix	37.1	35.7	42.8	33.7	36.7	35.8
Medicaid	62.9	64.3	57.2	66.3	63.3	64.2

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The period to period increase in the quality mix is attributable to the combined increases in Medicare occupancy rates and higher reimbursement rates, which are described above.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately).  Cost of services increased $41.7 million, or 12.5%, to $376.7 million for the year ended December 31, 2008 compared to $335.0 million for the year ended December 31, 2007. Cost of services decreased as a percent of total revenue to 80.3% for the year ended December 31, 2008 as compared to 81.4% for the year ended December 31, 2007. Of the $41.7 million increase, $32.5 million was attributable to Same Facility increases and the remaining $9.2 million was attributable to Recently Acquired Facilities. The $32.5 million increase was primarily due to a $14.5 million increase in salaries and benefits, a $4.6 million increase in insurance costs and a $10.2 million increase in ancillary expenses, partially offset by a reduction in contract nursing services of $1.9 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which is attributable to replacing contract nursing labor with full time employees. The increase in insurance costs was primarily a result of increased self-insured workers compensation costs due to an increase in current and projected claims. The increase in ancillary expenses is primarily due to increased therapy expenses which correspond to increases in skilled mix. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.

Facility Rent — Cost of Services.  Facility rent — cost of services decreased $1.8 million, or 10.5%, to $14.9 million for the year ended December 31, 2008 compared to $16.7 million for the year ended December 31, 2007. Facility rent-cost of services decreased as a percent of total revenue to 3.2% for the year ended December 31, 2008 as compared to 4.1% for the year ended December 31, 2007. This decrease is due to a $1.4 million decrease as a result of our purchases of four previously leased properties during 2007 and six previously leased properties during 2008 and a recovery of $0.6 million related to the favorable settlement of an accrued contingent rent liability. This decrease was slightly offset by annual increases in rent at Same Facilities.

General and Administrative Expense.  General and administrative expense increased $4.1 million, or 25.6%, to $20.0 million for the year ended December 31, 2008 compared to $15.9 million for the year ended December 31, 2007. General and administrative expense increased as a percent of total revenue to 4.2% for the year ended December 31, 2008 as compared to 3.9% for the year ended December 31, 2007. The $4.1 million increase was primarily due to increases in wage and benefits of $2.3 million and professional fees of $0.6 million. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. The increase in professional fees was primarily due to increases in accounting, tax services and professional fees, all of which were increased in scope as compared to December 31, 2007 in relation to fulfilling the requirements of entering the public marketplace, which includes the adoption of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.0 million, or 29.6%, to $9.0 million for the year ended December 31, 2008 compared to $7.0 million for the year ended December 31, 2007. Depreciation and amortization expense increased as a percent of total revenue to 1.9% for the year ended December 31, 2008 as compared to 1.7% for the year ended December 30, 2007. This increase was related to the additional depreciation and amortization of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of four previously leased properties during 2007 and six previously leased properties during 2008, as well as renovations occurring throughout the company.

Other Income (Expense).  Other expense, net increased $0.1 million, or 3.8%, to $3.4 million for the year ended December 31, 2008 compared to $3.3 million for the year ended December 31, 2007. Other expense, net decreased as a percent of total revenue to 0.7% for the year ended December 31, 2008 as compared to 0.8% for the year ended December 31, 2007. This change was primarily due to a $0.2 million decrease in interest income received for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in interest income was due to reduced interest rates and declining balance on our investment of IPO proceeds in bank term deposits and treasury bill related investments as a result of purchasing previously leased facilities and deposits on new acquisitions.

Provision for Income Taxes.  Provision for income taxes increased $4.8 million, or 37.4%, to $17.7 million for the year ended December 31, 2008 compared to $12.9 million for the year ended December 31, 2007. This increase resulted from the increase in income before income taxes of $11.8 million, or 35.3%. Our effective tax rate was 39.2% for the year ended December 31, 2008 as compared to 38.6% for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	Change	% Change
	(Dollars in thousands)

Total Facility Results:
Revenue	$411,318	$358,574	$52,744	14.7%
Number of facilities at period end	61	57	4	7.0%
Actual patient days	2,078,893	1,849,932	228,961	12.4%
Occupancy percentage — Operational beds	81.3%	82.6%		(1.3)%
Skilled mix by nursing days	22.7%	24.3%		(1.6)%
Skilled mix by revenue	43.1%	45.6%		(2.5)%
Same Facility Results(1):
Revenue	$344,712	$337,004	$7,708	2.3%
Number of facilities at period end	46	46	—	—%
Actual patient days	1,713,103	1,730,689	(17,586)	(1.0)%
Occupancy percentage — Operational beds	84.0%	85.1%		(1.1)%
Skilled mix by nursing days	23.7%	24.8%		(1.1)%
Skilled mix by revenue	44.0%	46.2%		(2.2)%
2007 Recently Acquired Facility Results(2):
Revenue	$14,456	$—	$14,456	NM
Number of facilities at period end	4	—	4	NM
Actual patient days	85,611	—	85,611	NM
Occupancy percentage — Operational beds	68.3%	—%		NM
Skilled mix by nursing days	13.5%	—%		NM
Skilled mix by revenue	33.5%	—%		NM
2006 Recently Acquired Facility Results(2):
Revenue	$52,150	$21,570	$30,580	141.8%
Number of facilities at period end	11	11	—	—%
Actual patient days	280,179	119,243	160,936	135.0%
Occupancy percentage — Operational beds	70.9%	71.5%		(0.6)%
Skilled mix by nursing days	19.9%	17.7%		2.2%
Skilled mix by revenue	40.6%	37.4%		3.2%
Total Recently Acquired Facility Results(2):
Revenue	$66,606	$21,570	$45,036	208.8%
Number of facilities at period end	15	11	4	36.4%
Actual patient days	365,790	119,243	246,547	206.8%
Occupancy percentage — Operational beds	70.3%	71.5%		(1.2)%
Skilled mix by nursing days	18.3%	17.7%		0.6%
Skilled mix by revenue	39.1%	37.4%		1.7%

(1)	Same Facility represents all facilities acquired prior to January 1, 2006.

(2)	Recently Acquired Facility represents all facilities acquired subsequent to January 1, 2006.

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

Approximately $45.0 million of the total revenue increase was due to revenue generated by facilities acquired during 2006 and 2007 (Recently Acquired Facilities) which was primarily attributable to the increase in actual patient days, complemented by an increase in skilled mix and quality mix by nursing day at such facilities. This growth was hindered in part by generally lower occupancy rates. The occupancy rate, skilled mix and quality mix at Recently Acquired Facilities were 64.4%, 18.3% and 34.1%, respectively, as compared to corresponding rates at Same Facilities of 81.4%, 23.7% and 36.1%, respectively. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Year Ended December 31,
	Total		Acquisitions		Same Facility
	2007	2006	2007	2006	2007	2006

Skilled Nursing Average Daily Revenue Rates:
Medicare	$451.33	$441.78	$391.13	$385.10	$467.64	$446.31
Managed care	297.42	274.39	352.50	301.81	294.25	274.07
Total skilled revenue	389.96	377.54	385.53	377.77	390.74	377.53
Medicaid	149.53	143.88	133.22	135.72	153.42	144.54
Private and other payors	161.64	152.74	142.38	137.81	167.01	154.04
Total skilled nursing revenue	$205.22	$201.45	$180.92	$178.89	$210.76	$203.12

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

Liquidity and Capital Resources

Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver). As of December 31, 2008 and 2007, the maximum available for borrowing under the Revolver was approximately $50.0 million and $20.0 million, respectively, subject to available collateral limits. During the years ended December 31, 2008 and 2007, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2.1 million and $8.4 million, respectively. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.

Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, cash generated from operations or proceeds from the IPO. Cash paid for business acquisitions was $2.0 million, $9.5 million and $29.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash paid for asset acquisitions was $18.5 million, $16.0 million and $11.1 million for the years ended December 31, 2008, 2007 and 2006. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below.

Additionally, in 2008, we purchased the underlying assets of six facilities that we previously operated under long-term lease arrangements. These facilities were purchased for an aggregate of $18.5 million, which was paid in cash from our IPO proceeds and is presented in the purchase of property and equipment in the statement of cash flows for the year ended 2008. Total capital expenditures for property and equipment were $19.8 million, $19.7 million, and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. We currently have $12.5 million budgeted for capital expenditure projects in 2009.

We believe our current cash balances, our cash flow from operations and our Revolver will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2008 consisted of bank term deposits, money market funds and treasury bill related investments. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$46,671	$18,649	$30,945
Net cash used in investing activities	(50,930)	(45,764)	(43,709)
Net cash provided by (used in) financing activities	(6,147)	53,356	26,620

Net increase (decrease) in cash and cash equivalents	(10,406)	26,241	13,856
Cash and cash equivalents at beginning of period	51,732	25,491	11,635

Cash and cash equivalents at end of period	$41,326	$51,732	$25,491

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operations for the year ended December 31, 2008 was $46.7 million compared to $18.6 million for the year ended December 31, 2007, an increase of $28.1 million. This increase was due in part to our improved operating results, which contributed $41.8 million in 2008 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefit from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $33.0 million for 2007, an increase of $8.8 million. Other contributors to the remaining increase of $19.3 million included decreased cash disbursements related to prepaid income taxes and accrued wages and related liabilities. These increases to cash flow from operations were offset in part by increased cash disbursements related to accounts payable and insurance subsidiary deposits.

Net cash used in investing activities for the year ended December 31, 2008 was $50.9 million compared to $45.8 million for the year ended December 31, 2007, an increase of $5.1 million. The increase was the result of $10.1 million in cash held in escrow deposits as of December 31, 2008 for acquisitions finalized on January 1, 2009 and purchased property and equipment, partially offset by cash paid for business acquisitions in the year ended December 31, 2008 compared to the year ended December 31, 2007.

Net cash used by financing activities for the year ended December 31, 2008 totaled $6.1 million compared to net cash provided of $53.4 million for the year ended December 31, 2007, a decrease of $59.5 million. The decrease was primarily due to the receipt of proceeds from our IPO of approximately $56.6 million during the year ended December 31, 2007, with no similar proceeds during the year ended December 31, 2008. Other contributors to the remaining decrease of $2.9 million included the payment of the remaining principal balance on one mortgage note, increase in dividends paid and payments of deferred financing costs in connection with the amendment to the Revolver during the year ended December 31, 2008.

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

Principal Debt Obligations and Capital Expenditures

Revolving Credit Facility with General Electric Capital Corporation

On March 25, 2004, we entered into the Revolver, as amended on December 3, 2004, with General Electric Capital Corporation (the Lender). On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. In connection with the Revolver, we incurred financing costs of approximately $0.4 million. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.

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

Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2008, we were in compliance with all loan covenants. As of December 31, 2008, our borrowing subsidiaries had $54.1 million outstanding on the Term Loan.

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of December 31, 2008, the balance outstanding on this mortgage loan was approximately $6.5 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.

This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Contractual Obligations, Commitments and Contingencies

Our principal contractual obligations and commitments as of December 31, 2008 were as follows:

	2009	2010	2011	2012	2013	Thereafter	Other(1)	Total
	(In thousands)

Operating lease obligations	$15,355	$14,210	$13,885	$13,572	$12,985	$55,912	—	$125,919
Capital lease obligations	248	336	336	336	336	3,332	—	4,924
Long-term debt obligations	1,062	1,158	1,246	1,330	1,442	54,313	—	60,551
Interest payments on long-term debt	4,426	4,344	4,256	4,172	4,060	12,089	—	33,347
FIN 48 obligations, including interest and penalties	—	—	—	—	—	—	149	149

Total	$21,091	$20,048	$19,723	$19,410	$18,823	$125,646	$149	$224,890

(1)	Approximately $0.1 million of unrecognized tax benefits and potential interest have been recorded as liabilities in accordance with FIN 48. None of our liabilities for uncertain tax positions are currently subject to examination. As a result, we cannot reasonably determine the expected timing for the cash resolution of the majority of these liabilities and have excluded them from any of the time certain categories in this table of contractual obligations.

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker’s compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this annual report.

We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $15.4 million, $17.0 million and $16.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition to the above, we lease one facility under a capital lease agreement with an initial lease term of 15 years.

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 63 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. We and our regulatory counsel are actively working with the U.S. Attorney’s office to determine what additional documents will be assistive to their inquiry, and to help target the scope of the production, pursuant to the subpoena, to those documents.

We are cooperating with the U.S. Attorney’s office, and will continue working with them to the extent they will allow us to help move their inquiry forward. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We initiated an internal investigation in November 2006 when we became aware of an allegation of possible reimbursement irregularities at one or more of our facilities. This investigation focused on 12 facilities, and included all six of the facilities which were covered by the warrants served in December 2008. We retained outside counsel to assist us in looking into these matters. We and our outside counsel concluded this investigation in February 2008 without identifying any systemic or patterns and practices of fraudulent or intentional misconduct. We made observations at certain facilities regarding areas of potential improvement in some of our recordkeeping and billing practices and have implemented measures, some of which were already underway before the investigation began, that we believe will strengthen our recordkeeping and billing processes. None of these additional findings or observations appears to be rooted in fraudulent or intentional misconduct. We continue to evaluate the measures we have implemented for effectiveness, and we are continuing to seek ways to improve these processes.

As a byproduct of our investigation we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies existed. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $0.2 million, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. These claims have been submitted for settlement with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

See additional description of our contingencies in Notes 11 and 15 in Notes to Consolidated Financial Statements.

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

Off-Balance Sheet and Other Arrangements

As of December 31, 2008 and 2007, we had approximately $2.1 million and $8.4 million of borrowing capacity on the Revolver pledged as collateral to secure outstanding letters of credit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At December 31, 2008, we had no outstanding floating rate debt.

Our cash and cash equivalents as of December 31, 2008 consisted of bank term deposits, money market funds and treasury bill related investments. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2008, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two year period ended December 31, 2008. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, and prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands)

Revenue	$123,947	$116,328	$115,318	$113,779	$108,979	$104,092	$100,269	$97,978
Cost of services (exclusive of facility rent and depreciation and amortization)	98,378	94,297	92,633	91,434	87,837	86,176	80,154	80,847
Total expenses	109,983	104,494	103,725	102,515	98,270	96,166	89,884	90,280

Income from operations	13,964	11,834	11,593	11,264	10,709	7,926	10,385	7,698
Net income	$7,859	$6,797	$6,519	$6,334	$6,229	$4,466	$5,695	$4,137

Net income per share:
Basic	$0.38	$0.33	$0.32	$0.31	$0.35	$0.32	$0.41	$0.30

Diluted	$0.38	$0.33	$0.32	$0.31	$0.32	$0.26	$0.34	$0.24

Weighted average common shares outstanding:
Basic(1)	20,546	20,525	20,508	20,498	17,566	13,506	13,463	13,420

Diluted	20,841	20,777	20,636	20,647	19,204	16,878	16,878	16,904

(1)	The number of shares included in the weighted average common shares outstanding basic calculation for each quarter presented since the quarter ended December 31, 2007 incorporates shares issued in connection with our IPO and the conversion of our Series A preferred stock.

The additional information required by this Item 8 is included in appendix pages 83 through 114 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 17, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 17, 2009

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2009 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2008.

PART IV.

Item 15.	Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedule:

Schedule II:  Valuation and Qualifying Accounts

(a) (3) Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 115 hereof and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2009

The Ensign Group, Inc.

By:	/s/ Christopher R. Christensen
Christopher R. Christensen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher R. Christensen Christopher R. Christensen	Chief Executive Officer, President and Director (principal executive officer)	February 17, 2009

/s/ Alan J. Norman Alan J. Norman	Chief Financial Officer (principal financial and accounting officer)	February 17, 2009

/s/ Roy E. Christensen Roy E. Christensen	Chairman of the Board	February 17, 2009

/s/ Antoinette T. Hubenette Antoinette T. Hubenette	Director	February 17, 2009

/s/ Thomas A. Maloof Thomas A. Maloof	Director	February 17, 2009

/s/ Charles M. Blalack Charles M. Blalack	Director	February 17, 2009

/s/ John G. Nackel John G. Nackel	Director	February 17, 2009

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 17, 2009

THE ENSIGN GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	par values)

ASSETS
Current assets:
Cash and cash equivalents	$41,326	$51,732
Accounts receivable — less allowance for doubtful accounts of $7,266 and $7,454 at December 31, 2008 and 2007, respectively	49,188	50,615
Prepaid income taxes	—	5,835
Prepaid expenses and other current assets	4,692	5,319
Deferred tax asset — current	9,242	6,862

Total current assets	104,448	120,363
Property and equipment, net	157,029	124,861
Insurance subsidiary deposits	11,745	8,810
Escrow deposits	10,090	—
Deferred tax asset	2,565	4,865
Restricted assets	3,768	3,273
Intangible assets, net	4,374	2,335
Goodwill	2,882	2,882

Total assets	$296,901	$267,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,682	$14,699
Accrued wages and related liabilities	25,389	21,141
Accrued self-insurance liabilities — current	7,454	7,424
Other accrued liabilities	11,050	11,137
Current maturities of long-term debt	1,062	2,993

Total current liabilities	57,637	57,394
Long-term debt — less current maturities	59,489	60,577
Accrued self-insurance liabilities	18,864	17,236
Deferred rent and other long-term liabilities	4,890	2,505
Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,236 and 20,564 shares issued and outstanding at December 31, 2008, respectively, and 21,196 and 20,480 shares issued and outstanding at December 31, 2007, respectively	21	21
Additional paid-in capital	64,110	62,142
Retained earnings	96,237	72,119
Common stock in treasury, at cost, 672 and 716 shares at December 31, 2008 and 2007, respectively	(4,347)	(4,605)

Total stockholders’ equity	156,021	129,677

Total liabilities and stockholders’ equity	$296,901	$267,389

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$469,372	$411,318	$358,574
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	376,742	335,014	284,847
Facility rent — cost of services	14,932	16,675	16,404
General and administrative expense	20,017	15,945	14,210
Depreciation and amortization	9,026	6,966	4,221

Total expenses	420,717	374,600	319,682
Income from operations	48,655	36,718	38,892
Other income (expense):
Interest expense	(4,784)	(4,844)	(2,990)
Interest income	1,374	1,558	772

Other expense, net	(3,410)	(3,286)	(2,218)
Income before provision for income taxes	45,245	33,432	36,674
Provision for income taxes	17,736	12,905	14,125

Net income	$27,509	$20,527	$22,549

Net income per share:
Basic	$1.34	$1.39	$1.66

Diluted	$1.33	$1.17	$1.34

Weighted average common shares outstanding:
Basic	20,520	14,497	13,366

Diluted	20,715	17,470	16,823

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
	(In thousands)

Balance — December 31, 2005	13,914	$14	$613	$34,307	400	$(2,300)	$32,634
Issuance of common stock to employees and directors resulting from the exercise of stock options	184		195		(45)	259	454
Repurchase of common stock	(4)		(1)				(1)
Dividends declared				(2,132)			(2,132)
Employee stock award compensation			443				443
Purchase of treasury stock	(400)				400	(2,800)	(2,800)
Net income				22,549			22,549

Balance — December 31, 2006	13,694	14	1,250	54,724	755	(4,841)	51,147
Issuance of common stock to employees and directors resulting from the exercise of stock options	48		117		(39)	236	353
Conversion of preferred shares	2,741	3	2,722				2,725
Issuance of common stock in connection with initial public offering	4,000	4	56,586				56,590
Repurchase of common stock	(3)		(1)				(1)
Dividends declared				(2,792)			(2,792)
Employee stock award compensation			1,468				1,468
Net income				20,527			20,527
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48				(340)			(340)

Balance — December 31, 2007	20,480	21	62,142	72,119	716	(4,605)	129,677
Issuance of common stock to employees and directors resulting from the exercise of stock options	84		179		(44)	258	437
Dividends declared				(3,391)			(3,391)
Employee stock award compensation			1,682				1,682
Excess tax benefit from exercise of stock options			107				107
Net income				27,509			27,509

Balance — December 31, 2008	20,564	$21	$64,110	$96,237	672	$(4,347)	$156,021

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$27,509	$20,527	$22,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,041	6,978	4,221
Amortization of deferred financing fees	95	—	—
Deferred income taxes	(79)	831	(4,426)
Provision for doubtful accounts	3,213	3,135	4,191
Stock-based compensation	1,682	1,468	443
Excess tax benefit from share based compensation	(107)	(87)	—
Loss on disposition of property and equipment	476	117	30
Change in operating assets and liabilities
Accounts receivable	(1,786)	(8,465)	(6,113)
Prepaid income taxes	5,942	—	—
Prepaid expenses and other current assets	627	(6,969)	89
Insurance subsidiary deposits	(2,935)	(280)	(3,983)
Accounts payable	(2,017)	2,370	1,300
Accrued wages and related liabilities	4,248	(2,885)	5,788
Other accrued liabilities	(283)	(1,108)	782
Accrued self-insurance liabilities	1,658	3,154	6,235
Deferred rent liability	(613)	(137)	(161)

Net cash provided by operating activities	46,671	18,649	30,945

Cash flows from investing activities:
Purchase of property and equipment	(19,822)	(19,711)	(2,974)
Cash payment for asset acquisitions	(18,518)	(15,946)	(11,112)
Cash payment for business acquisitions	(2,005)	(9,452)	(28,967)
Escrow deposits	(10,090)	—	—
Restricted assets	(622)	(682)	(418)
Other assets	127	27	(238)

Net cash used in investing activities	(50,930)	(45,764)	(43,709)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	34,782
Payments on long term debt	(3,019)	(958)	(2,689)
Issuance of treasury stock upon exercise of options	258	236	259
Issuance of common stock upon exercise of options	179	117	195
Repurchase of common stock	—	(1)	(1)
Dividends paid	(3,285)	(2,631)	(1,975)
Proceeds from sale of common stock in connection with initial public offering (IPO), net of issuance costs	—	56,590	—
Principal payments under capital lease obligation	(2)	—	—
Excess tax benefit from share based compensation	107	87	—
Payments of deferred financing costs	(385)	(84)	(1,151)
Purchase of treasury stock	—	—	(2,800)

Net cash (used in) provided by financing activities	(6,147)	53,356	26,620

Net (decrease) increase in cash and cash equivalents	(10,406)	26,241	13,856
Cash and cash equivalents beginning of year	51,732	25,491	11,635

Cash and cash equivalents end of year	$41,326	$51,732	$25,491

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,788	$4,456	$2,978

Income taxes	$11,415	$19,642	$18,105

Non-cash investing and financing activities:
Capital lease obligations	$3,000	—	—

Transfer of capital reserves from other assets to property and equipment	$—	$—	$43

Conditional asset retirement obligations under FIN 47	$—	$104	$50

Debt assumed in connection with acquisitions	$—	$—	$2,104

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1.	Description of Business

The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 63 facilities as of December 31, 2008, located in California, Arizona, Texas, Washington, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona and Texas and four campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective licensed capacity of over 7,600 skilled nursing, assisted living and independent living beds. As of December 31, 2008, the Company owned 32 of its 63 facilities and operated an additional 31 facilities through long-term lease arrangements, and had options to purchase or purchase agreements for nine of those 31 facilities.

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

Like the Company’s facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity.

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

Estimates and Assumptions — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s consolidated financial statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, patient liability, contingent liability, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, stock-based compensation and income taxes. Actual results could differ from those estimates.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operations into a single reporting segment.

Comprehensive Income — For the years ended December 31, 2008, 2007 and 2006 there were no differences between comprehensive income and net income. Therefore, statements of comprehensive income have not been presented.

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature and respective short durations. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities.

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

Revenue from the Medicare and Medicaid programs accounted for approximately 75%, 74% and 75% of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded net retroactive adjustments that increased revenue by $522, $724 and $157, for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also records revenue from private pay patients as services are performed.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of bank term deposits, money market funds and treasury bill related investments with original maturities of three months or less at time of purchase and therefore approximate fair value. The Company places its cash and short-term investments with high credit quality financial institutions.

Insurance Subsidiary Deposits — In order to reflect the nature of the Company’s captive insurance subsidiary cash and cash equivalents, insurance subsidiary cash balances that are designated to support long-term insurance

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary liabilities have been presented in a long-term classification to reflect its purpose and the liabilities that the cash supports. Insurance subsidiary deposits classified as long-term were $11,745 and $8,810 as of December 31, 2008 and 2007, respectively. These deposits are currently held in a bank account with a high credit quality financial institution.

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment as of December 31, 2008, 2007 or 2006.

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

Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the years ended December 31, 2008, 2007 or 2006.

Deferred Rent — Deferred rent represents rental expense determined on a straight-line basis over the life of the related lease, in excess of actual rent payments

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made in 2008, the self-insured retention was $350 per claim with a $900 deductible. As of December 31, 2008, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility with a $6,000 blanket aggregate.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $17,938 and $18,596 as of December 31, 2008 and 2007, respectively.

The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $600 for each claim. In Texas, the operating

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $6,511 and $4,145 as of December 31, 2008 and 2007, respectively.

During 2003 and 2004, the Company’s California and Arizona operating subsidiaries were insured for workers’ compensation liability by a third-party carrier under a policy where the retrospective premium was adjusted annually based on incurred developed losses and allocated expenses. Based on a comparison of the computed retrospective premium to the actual payments funded, amounts will be due to the insurer or insured. The term for this policy expired and all remaining balances were settled with the insurance carrier during the quarter ended September 30, 2008. The funded accrual in excess of the estimated liabilities was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and was $0 and $431 as of December 31, 2008 and 2007, respectively.

The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $200 for each covered person, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO plan and unlimited on the HMO plan. The Company has also purchased aggregate stop-loss coverage that reimburses the plan up to $5,000 to the extent that paid claims exceed $7,225. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $1,869 and $1,919 at December 31, 2008 and 2007, respectively.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of December 31, 2008 and 2007 were $11,807 and $11,727, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.

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

Stock-Based Compensation — As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. The Company recognized $1,682, $1,468 and $443 in compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases and Leasehold Improvements — The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases (SFAS 13), and other related guidance. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or capital lease. The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term, as established in accordance with SFAS 13. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which the Company records straight-line rent expense.

Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed according to SFAS 141, until January 1, 2009. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.

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

In September 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP 03-6-1 will have on its consolidated financial statements

Adoption of New Accounting Pronouncement — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 , which delays the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income	$27,509	$20,527	$22,549

Preferred stock dividends	—	(329)	(356)

Net income available to common stockholders for basic net income per share	$27,509	$20,198	$22,193

Denominator:
Weighted average shares outstanding for basic net income per share(1)	20,520	14,497	13,366

Basic net income per common share	$1.34	$1.39	$1.66

(1)	Basic share amounts are shown net of unvested shares subject to the Company’s repurchase right, which total 28, 22, and 302 shares at December 31, 2008, 2007 and 2006, respectively.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income	$27,509	$20,527	$22,549

Denominator:
Weighted average common shares outstanding	20,520	14,497	13,366
Plus: incremental shares from assumed conversions(1)	195	2,973	3,457

Adjusted weighted average common shares outstanding	20,715	17,470	16,823

Diluted net income per common share	$1.33	$1.17	$1.34

(1)	Fully diluted share amounts include unvested shares subject to the Company’s repurchase right, which total 28, 22, and 302 shares at December 31, 2008, 2007 and 2006, respectively. In addition, for the year ended December 31, 2008, the Company had 515 options outstanding which were anti-dilutive and therefore not factored into the weighted average common shares amount above.

4.	Revenue and Accounts Receivable

Revenue for the years ended December 31, 2008, 2007 and 2006 is summarized in the following tables:

	December 31,
	2008		2007		2006
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Medicaid	$196,036	41.8%	$182,790	44.4%	$151,264	42.2%
Medicare	154,852	33.0	123,170	30.0	117,511	32.8

Total Medicaid and Medicare	350,888	74.8	305,960	74.4	268,775	75.0
Managed care	64,361	13.7	52,779	12.8	44,487	12.4
Private and other payors	54,123	11.5	52,579	12.8	45,312	12.6

Revenue	$469,372	100.0%	$411,318	100.0%	$358,574	100.0%

	December 31,
	2008	2007

Medicaid	$20,736	$20,842
Managed care	15,321	14,821
Medicare	12,818	14,521
Private and other payors	7,579	7,885

	56,454	58,069
Less allowance for doubtful accounts	(7,266)	(7,454)

Accounts receivable	$49,188	$50,615

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions

The Company’s acquisition policy is to purchase and lease facilities to complement the Company’s existing portfolio of long-term care facilities. The operations of all the Company’s facilities are included in the accompanying consolidated financial statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the purchase method of accounting in accordance with SFAS 141. Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.

During the year ended December 31, 2008, the Company acquired two facilities pursuant to long-term lease arrangements between the Company and the real property owners of the facility. In these transactions, the Company assumed ownership of the skilled nursing operating businesses. The facilities acquired during the year ended December 31, 2008 are as follows:

•	In May 2008, the Company purchased and assumed the tenant’s right to a long-term operating lease arrangement at below fair market value lease rates for approximately $2,005. This facility is a 120 licensed[1], or 114 operational bed[2] skilled nursing facility located in Orem, UT. The Company did not acquire any material assets or assume any liabilities other than the tenant’s post-assumption rights and obligations under the lease. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. The Company paid for the prior tenant’s lease rights in cash. No goodwill was recorded in this transaction. The Company recognized approximately $2,005 in other intangible assets.

•	In December 2008, the Company entered into a capital lease and assumed the operations of a skilled nursing facility in Salt Lake City, Utah adding an additional 99 licensed[1], or 85 operational beds[2]. No additional material consideration was paid to the prior facility operator and the Company did not purchase any assets or assume any liabilities, other than the Company’s rights and obligations under the lease and operations transfer agreement, as part of this transaction.

Typically, the purchase price for business acquisitions is allocated to real property, equipment, intangible assets and goodwill based on the following valuation techniques:

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

1 All bed counts are licensed beds and may not reflect the number of beds actually available for patient use.
2 The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort. These beds are seldom expected to be placed back into service. In addition, the Company occasionally acquires facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007

Land	$—	$2,391
Building and improvements	—	5,675
Equipment, furniture, and fixtures	—	543
Goodwill	—	810
Other intangible assets	2,005	33

	$2,005	$9,452

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

The two businesses acquired during the year ended December 31, 2008 were not material acquisitions to the Company. These acquisitions have been included in the December 31, 2008 consolidated balance sheet of the Company and the operating results have been included in the consolidated statement of income of the Company since May 1, 2008 and December 1, 2008, respectively, the dates the Company gained effective control. Additionally, during the year ended December 31, 2008, the Company purchased the underlying assets of six facilities that were previously leased by the Company from the landlord and the respective leases were terminated. The aggregate purchase price of these facilities was $18,518, which was paid entirely in cash. The cash outflow related to these purchases is included in the cash paid for asset acquisitions under cash flows from investing activities in the consolidated statements of cash flows. Therefore, the assets acquired have been included in the December 31, 2008 consolidated balance sheet and the operating results have been included in the consolidated statement of income since the inception of the lease. Accordingly, pro forma financial information is not presented.

In addition, see further discussion of the capital lease at Note 11.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and equipment consists of the following:

	December 31,
	2008	2007

Land	$30,440	$26,107
Buildings and improvements	103,278	76,262
Equipment	22,790	17,801
Furniture and fixtures	8,198	6,414
Leasehold improvements	13,276	10,771
Construction in progress	3,922	4,050

	181,904	141,405
Less accumulated depreciation	(24,875)	(16,544)

Property and equipment, net	$157,029	$124,861

7.	Intangible Assets, Net

	December 31,
	Weighted	2008			2007
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

Debt issuance costs	9.3	$2,267	$(904)	$1,363	$1,808	$(687)	$1,121
Lease acquisition costs	15.5	1,071	(629)	442	1,071	(541)	530
Favorable lease	20.0	1,976	(67)	1,909	—	—	—
Customer base	0.3	242	(242)	—	213	(213)	—
Tradename	30.0	733	(73)	660	733	(49)	684

Total		$6,289	$(1,915)	$4,374	$3,825	$(1,490)	$2,335

The Company paid $460 in debt issuance costs in connection with the Second Amended and Restated Loan and Security Agreement (the Revolver) to increase available borrowings. See additional discussion at Note 12. Amortization expense was $425, $429 and $470 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount

2009	$390
2010	385
2011	385
2012	385
2013	308
Thereafter	2,521

$4,374

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Pursuant to SFAS 142, the Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2008 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the years ended December 31, 2008, 2007 and 2006.

8.	Restricted Assets

Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.

Restricted and other assets consist of the following:

	December 31,
	2008	2007

Deposits with landlords	$903	$1,001
Capital improvement reserves with landlords and lenders	2,865	2,244
Other	—	28

	$3,768	$3,273

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2008	2007

Quality assurance fee	$1,422	$1,853
Resident refunds payable	1,533	1,767
Deferred resident revenue	1,475	1,745
Cash held in trust for residents	1,082	1,152
Dividends payable	925	819
Income taxes payable	1,096	—
Property taxes	962	838
Other	2,555	2,963

Other accrued liabilities	$11,050	$11,137

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying consolidated balance sheets.

10.	Income Taxes

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	December 31,
	2008	2007	2006

Current:
Federal	$14,901	$10,212	$15,960
State	3,117	1,694	2,592

	18,018	11,906	18,552

Deferred:
Federal	87	840	(3,565)
State	(103)	159	(862)

	(16)	999	(4,427)

Benefit for FIN 48 uncertainties	(86)	(88)	—
Interest income, gross of related tax effects	(418)	(123)	—
Interest expense, gross of related tax effects	131	150	—
Tax benefits credited to paid-in capital	107	61	—

Total	$17,736	$12,905	$14,125

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2008, 2007 and 2006, respectively, is comprised as follows:

	December 31,
	2008	2007	2006

Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	4.4	3.6	3.1
Non-deductible expenses	0.4	0.4	0.1
FIN 48 uncertainties	(0.2)	(0.3)	—
Net interest expense	(0.4)	0.1	—
Other adjustments	0.0	(0.2)	0.3

Total income tax provision	39.2%	38.6%	38.5%

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007

Deferred tax assets (liabilities):
Accrued expenses	$10,503	$9,243
Allowance for doubtful accounts	3,059	3,161
State taxes	314	—
Tax credits	1,132	1,103

Total deferred tax assets	15,008	13,507
State taxes	—	(199)
Depreciation and amortization	(2,106)	(563)
Prepaid expenses	(1,095)	(1,018)

Total deferred tax liabilities	(3,201)	(1,780)

Net deferred tax assets	$11,807	$11,727

The Company had state credit carryforwards as of December 31, 2008 and 2007 of $1,132 and $1,103, respectively. These carryforwards primarily related to state limitations on the application of Enterprise Zone employment-related tax credits. These Enterprise Zone credits are expected to carryforward indefinitely and may be used to offset future state income tax. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027.

The Company adopted FIN 48 effective January 1, 2007 and, as of the date of adoption, had a net amount of unrecognized tax detriments of $36, exclusive of accrued interest. This total consisted of $234 of unrecognized tax benefits for permanent differences (as defined by SFAS 109) and other items, net of $270 of unrecognized tax detriments from temporary differences (as defined by SFAS 109), which resulted in additional deferred tax liability. A reconciliation of the beginning and ending amount of unrecognized tax benefits at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Unrecognized tax benefit (detriment) at January 1,	$120	$(36)
Gross increases for tax positions taken in prior years	—	137
Gross decreases for tax positions taken in prior years	(123)	(145)
Gross increases for tax positions taken in the current year	3	17
Settlement with taxing authorities	—	185
Reductions due to statute lapse	(19)	(38)

Unrecognized tax (detriment) benefit at December 31,	$(19)	$120

As of January 1, 2007, the Company recorded $340 as an adjustment, net of the associated tax impact on interest amounts, to opening retained earnings as a result of the adoption of FIN 48. Of this total, $188 related to unrecognized tax benefits and $152 related to accrued interest.

As of December 31, 2008 and 2007, the amount of unrecognized tax benefits or detriments, net of their state tax benefits that would affect the Company’s effective tax rate were a net unrecognized detriment of $42 and a net unrecognized benefit of $44, respectively.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, the Company closed examinations by the Internal Revenue Service (IRS) for the 2004 and 2005 income tax years and by a major state tax jurisdiction for the 2003, 2004 and 2005 income tax years. The Company settled with both the IRS and the major state tax jurisdiction on all outstanding requests for a net refund of tax. Because the Company contemplated certain of the favorable examination adjustments in its unrecognized tax detriment as of January 1, 2007, the settlement of these items resulted in the recognition of the tax detriments and an increase to the Company’s unrecognized tax benefits as of December 31, 2007.

The Federal statutes of limitations on the Company’s 2003 and 2004 income tax years lapsed during the third quarter of 2007 and 2008, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The net decreases in unrecognized tax benefits as a result of these lapses for the years ended December 31, 2008 and 2007 were $19 and $38, respectively. In 2009, the statute of limitations will lapse on the Company’s 2004 and 2005 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months.

The Company has historically classified interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income and will continue to do so with the adoption of FIN 48. As of the adoption date of FIN 48, the Company recorded total accrued interest and penalties, gross of related tax benefit, of $253. For 2008, the Company reported $418 of interest income and $132 of interest expense, gross of related tax benefits, in the statement of income. For 2007, the Company reported $123 of interest income and $150 of interest expense, gross of related tax benefits. As of December 31, 2008 and 2007, the net amounts of accrued interest and penalties in the Company’s consolidated balance sheet were $55 and $298, respectively.

11.	Leases

The Company leases certain facilities and its administrative offices under non-cancelable operating leases and one capital lease, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $15,368, $16,972 and $16,701 for the years ended December 31, 2008, 2007 and 2006, respectively.

Property under capital lease arrangements consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Building	$2,835	$—
Equipment	165	—

Less: Accumulated amortization	(15)	—

Total	$2,985	$—

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum lease payments for all leases as of December 31, 2008 are as follows:

Year	Capital	Operating

2009	$248	$15,355
2010	336	14,210
2011	336	13,885
2012	336	13,572
2013	336	12,985
Thereafter	3,332	55,912

Total minimum lease payments	4,924	$125,919

Less amount representing interest(1)	(1,926)

Present value of minimum lease payments (interest rate of 7%)	2,998
Less current portion	(36)

Capital lease obligations, excluding current portion	$2,962

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the lease.

Six of the Company’s facilities are operated under master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk. Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2008.

12.	Debt

The Company has a Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Company may elect from time to time to change the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options: (i) the one, two, three or six month LIBOR (at the Company’s option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. The Revolver will expire on February 21, 2013. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause the entire amount outstanding, under the Revolver and all amounts owed by the Company, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. The Company was in compliance with all covenants as of December 31, 2008. At December 31, 2008 and 2007, there were no outstanding borrowings under the Revolver. During the year ended December 31, 2008, the amount of borrowing capacity pledged to secure outstanding letters of credit was reduced from $8,449 to $2,133. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with the Company’s cooperation in December 2008. This reserve restricts $6.0 million of the

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.

Long-term debt consists of the following:

	December 31,
	2008	2007

Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at December 31, 2008 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$54,102	$54,929
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,449	6,612
Mortgage note, principal, and interest of $18 payable monthly and continuing through September 2008, interest at fixed rate of 7.49%, collateralized by a deed of trust and security agreement and an assignment of rents	—	2,029

	60,551	63,570
Less current maturities	(1,062)	(2,993)

	$59,489	$60,577

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. On a quarterly basis, the Company is subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2008 and 2007, the Company was in compliance with such loan covenants.

Long-term debt matures in fiscal years ending after December 31, 2008 as follows:

Years Ending
December 31,	Amount

2009	$1,062
2010	1,158
2011	1,246
2012	1,330
2013	1,442
Thereafter	54,313

$60,551

13.	Dividends

The Company’s policy is to pay declared dividends in the month following the month of declaration. The Company does not have a formal policy with respect to if or when to declare dividends or the amounts of dividends, but it currently intends to continue to pay regular quarterly dividends to the holders of its common stock. The payment of dividends is subject to the discretion of the board of directors and will depend on many factors, including results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The Revolver restricts the Company’s ability to pay dividends to shareholders if it receives notice that it is in default under this

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement. At December 31, 2008, 2007 and 2006, declared but unpaid preferred and common stock dividends totaled approximately $925, $819 and $657, respectively, which were included in other accrued liabilities.

Dividends declared for the years ended December 31, 2008, 2007 and 2006, respectively, were as follows:

	Year Ended December 31,
	2008	2007	2006

Preferred stock	$—	$329	$356
Common stock	3,391	2,463	1,776

	$3,391	$2,792	$2,132

14.	Options and Warrants

Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the provisions of SFAS 123 but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the adoption provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,005 as of December 31, 2008.

2001 Stock Option, Deferred Stock and Restricted Stock Plan — The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company’s IPO. At December 31, 2008, 2007 and 2006, there were 279, 247 and 257, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan — The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance as of December 31, 2007 and 2006, to officers, employees, directors and consultants of the Company. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2008, 2007 and 2006, there were 117, 112 and 6, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Omnibus Incentive Plan — The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company’s board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2008 and 2007, there were 609 and 1,000 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•	The expected option term reflects the application of the simplified method set out in SAB No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.

•	Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company’s share price becomes available.

•	The dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8% per year is based on the Company’s historical forfeiture activity of unvested stock options.

No stock options were granted during the year ended December 31, 2007.

The Company used the following assumptions for stock options granted during the year ended December 31, 2008:

			Weighted			Weighted
			Average		Weighted	Average
		Options	Risk-Free	Expected	Average	Dividend
Plan	Grant Date	Granted	Rate	Life	Volatility	Yield

2007	1/22/2008	375	2.90	6.5	45%	1.45%
2007	4/14/2008	43	2.88	6.5	50%	1.45%
2007	6/6/2008	94	3.42	6.5	50%	1.45%
2007	7/31/2008	134	3.47	6.5	50%	1.45%
2007	10/29/2008	190	3.12	6.5	50%	1.45%

Total		836

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2008, the following represent the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed by grant date:

				Weighted	Weighted	Weighted
			Weighted	Average	Average	Average Fair
			Average	Grant Date	Fair	Value of
		Options	Exercise	Intrinsic	Value of	Common
Plan	Grant Date	Granted	Price	Value	Options	Stock

2007	1/22/2008	375	$11.03	0.00	$4.62	$11.03
2007	4/14/2008	43	9.38	0.00	4.27	9.38
2007	6/6/2008	94	11.25	0.00	5.22	11.25
2007	7/31/2008	134	12.00	0.00	5.57	12.00
2007	10/29/2008	190	14.87	0.00	6.83	14.87

Total		836

The following table represents the employee stock option activity during the years ended December 31, 2008, 2007 and 2006:

		Weighted	Number of	Weighted
	Number of	Average	Shares Vested	Average
	Shares	Exercise	and	Exercise
	Outstanding	Price	Exercisable	Price

December 31, 2005	788	$3.94	132	$2.21
Granted	686	$7.48
Forfeitures	(46)	$2.41
Exercised	(184)	$2.48

December 31, 2006	1,244	$6.17	148	$3.82

Granted	—	—
Forfeitures	(173)	$6.03
Exercised	(48)	$6.04

December 31, 2007	1,023	$6.19	316	$5.25

Granted	836	$12.00
Forfeitures	(72)	$8.21
Exercised	(84)	$5.21

December 31, 2008	1,703	$9.01	451	$5.74

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary information reflects stock options outstanding, vesting and related details as of December 31, 2008:

	Stock Options Outstanding				Stock Options
				Remaining	Vested
		Number	Black-Scholes	Contractual	Number Vested
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	and Exercisable

2003	$0.67-0.81	43	33	5	43
2004	1.96-2.46	56	129	6	44
2005	4.99-5.75	262	1,486	7	150
2006	7.05-7.50	541	5,169	8	214
2008	9.38-14.87	801	4,281	9	—

Total		1,703	11,098		451

The Company recognized $1,682, $1,468 and $443, respectively, in compensation expense during the years ended December 31, 2008, 2007 and 2006. The Company expects to recognize $666, $567 and $169, respectively, in tax benefits when the options vest and are exercised. As of December 31, 2008, 2007 and 2006, the total fair value of shares vested was approximately $1,523, $1,892 and $567, respectively. The Company will never recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified as the Company adopted SFAS 123(R) utilizing the prospective method. In future periods, the Company expects to recognize approximately $6,712 in stock-based compensation expense over the next 2.8 weighted average years for unvested options that were outstanding as of December 31, 2008.

There were 1,252 unvested and outstanding options at December 31, 2008, of which 1,069 are expected to vest. The weighted average contractual life for options vested at December 31, 2008 was 6.9 years. The weighted average contractual life for options outstanding at December 31, 2008 was 8.2 years. In addition, the Company has 28 unvested exercised shares with a weighted average contractual life of 7.9 years.

The aggregate intrinsic value of options outstanding, expected to vest, vested and exercised as of December 31, 2008 was approximately $13,778, $7,513, $2,353, and $996, respectively. The aggregate intrinsic value of options outstanding, expected to vest, vested and exercised as of December 31, 2007 was approximately $8,392, $4,509, $2,890 and $404, respectively. The aggregate intrinsic value of options outstanding, expected to vest, vested and exercised as of December 31, 2006 was approximately $13,659, $9,107, $1,978, and $2,691, respectively. The intrinsic value is calculated as the difference between the market value and the exercise price of the options.

15.	Commitments and Contingencies

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 5, 2006, a complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, purportedly on behalf of the United States, claiming that the Company violated the Medicare Secondary Payer Act. In the complaint, the plaintiff alleged that the Company has inappropriately received and retained reimbursement from Medicare for treatment given to certain unidentified patients and residents of its facilities whose injuries were caused by the Company as a result of unidentified and unadjudicated incidents of medical malpractice. The plaintiff in this action is seeking damages of twice the amount that the Company was allegedly obligated to pay or reimburse to Medicare in connection with the treatment in question under the Medicare Secondary Payer Act, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. The plaintiff’s case was dismissed in the Company’s favor by the trial court, and the dismissal was appealed. During the year ended December 31, 2008, the plaintiff’s appeal was denied and the case was closed. The Company had not previously recorded an accrual for this matter.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. One facility was subject to probe review during the year ended December 31, 2008, which was subsequently concluded with a Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4, which was paid during the second quarter of 2008. The Company anticipates that these probe reviews will increase in frequency in the future. In addition, two of the Company’s facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

Other Matters — In March 2007, the Company and certain of its officers received a series of notices from our bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank. The U.S. Attorney subsequently rescinded that demand. The rescinded demand requested documents from the Company’s bank related to financial transactions involving the Company, ten of its operating subsidiaries, an outside investor group, and certain of the Company’s current and former officers. Subsequently, in June of 2007, the U.S. Attorney sent a letter to one of the Company’s current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at unspecified facilities. Although both the Company and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request.

On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 63 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of its skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on the Company’s Service Center and six of its Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. The Company and its regulatory counsel are actively working with the U.S. Attorney’s office to determine what additional documents will be assistive to their inquiry, and to help target the scope of the production, pursuant to the subpoena, of those documents.

The Company is cooperating with the U.S. Attorney’s office and intends to continue working with them to the extent they will allow the Company to help move their inquiry forward. To the Company’s knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing. The Company cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and the Company is subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, the Company’s business,

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition and results of operations could be materially and adversely affected and our stock price could decline.

The Company initiated an internal investigation in November 2006 when it became aware of an allegation of possible reimbursement irregularities at one or more of the Company’s facilities. This investigation focused on 12 facilities, and included all six of the facilities which were covered by the warrants served in December 2008. The Company retained outside counsel to assist in looking into these matters. The Company and its outside counsel concluded this investigation in February 2008 without identifying any systemic or patterns and practices of fraudulent or intentional misconduct. The Company made observations at certain facilities regarding areas of potential improvement in some of its recordkeeping and billing practices and has implemented measures, some of which were already underway before the investigation began, that the Company believes will strengthen its recordkeeping and billing processes. None of these additional findings or observations appears to be rooted in fraudulent or intentional misconduct. The Company continues to evaluate the measures it has implemented for effectiveness, and is continuing to seek ways to improve these processes.

As a byproduct of its investigation the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies existed. The Company, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, the Company treated the claims as overpayments. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, the Company accrued a liability of approximately $224, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. These claims have been submitted for settlement with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, the Company would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require the Company to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

Concentrations

Credit Risk — The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 59% and 61% of its total accounts receivable as of December 31, 2008 and 2007, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75%, 74% and 75% of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash in Excess of FDIC and CDIC Limits — The Company currently has bank deposits with two financial institutions in the U.S. and Canada that exceed FDIC and CDIC insurance limits. FDIC and CDIC insurance provide protection for bank deposits up to $250 and $100, respectively.

16.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined) by the Company. The Company contributed, $290, $270 and $231 to the 401(k)

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan during the years ended December 31, 2008, 2007 and 2006, respectively. Beginning in 2007, the Company’s plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

17.	Subsequent Events

On January 1, 2009, the Company assumed an existing lease for a 156 licensed and operational bed skilled nursing facility in San Luis Obispo, California. The Company purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $1,635. The Company did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction, which is common. The Company paid for the prior tenant’s lease rights in cash. In addition, on January 1, 2008, the Company purchased a skilled nursing facility in Lufkin, Texas for approximately $8,000, which was paid in cash. This facility added 150 licensed and operational beds to the Company’s operations.

On January 15, 2009, the Company assumed the operations of a skilled nursing facility in Riverside, California which is also licensed for assisted living and independent living services. The inclusion of this operation added 38 licensed and operational skilled nursing, 66 licensed, or 54 operational assisted living and 24 independent living beds to the Company’s operations.

On February 1, 2009, the Company purchased three skilled nursing facilities and one assisted living facility in Colorado for approximately $10,856, which was paid in cash. This acquisition added 217 licensed, or 210 operational skilled nursing and 48 licensed, or 38 operational assisted living beds to the Company’s operations.

Taking into consideration the above noted transactions, as of February 1, 2009, the Company owns 37 of its 70 facilities and operated an additional 32 facilities through long-term lease arrangements, and had options to purchase or purchase agreements for nine of those 32 facilities.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balances at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
	(In thousands)

Year Ended December 31, 2006
Allowance for doubtful accounts	$(4,959)	$(4,191)	$1,607	$(7,543)
Year Ended December 31, 2007
Allowance for doubtful accounts	$(7,543)	$(3,135)	$3,224	$(7,454)
Year Ended December 31, 2008
Allowance for doubtful accounts	$(7,454)	$(3,213)	$3,401	$(7,266)

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(c)	Exhibit Index

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description	Form	No.	No.	Date	Herewith

3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/07
3.3		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/07
4.1		Specimen common stock certificate	S-1	333-142897	4.1	10/05/07
4.2		Stock Position Management Agreement, dated October 16, 2008, between The Ensign Group, Inc. and Terri M. Christensen					X
10	.1+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	07/26/07
10	.2+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.2	07/26/07
10	.3+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/05/07
10	.4+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions
10	.5+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/05/07
10	.6+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/05/07
10.7		Third Amended and Restated Loan Agreement, dated as of December 29, 2006, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.7	05/14/07
10.8		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	07/26/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.9	Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor’s subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	07/26/07
10.10	Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	07/26/07
10.11	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	07/26/07
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	07/26/07
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	07/26/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	07/26/07
10.15	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	07/26/07
10.16	Form of First Amendment to (Amended and Restated) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center, North Mountain Medical and Rehabilitation Center, Catalina Care and Rehabilitation Center, Park Manor, Park View Gardens at Montgomery, Sabino Canyon Rehabilitation and Care Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC, Valley Health Holdings LLC, Rillito Holdings LLC, Plaza Health Holdings LLC, Mountainview Communitycare LLC and Meadowbrook Health Associates LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.16	07/26/07
10.17	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	05/14/07
10.18	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	05/14/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.19	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	07/26/07
10.20	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	05/14/07
10.21	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	07/26/07
10.22	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	08/17/07
10.23	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/05/07
10.24	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/05/07
10.25	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/05/07
10.26	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.27	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/07
10.28	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	02/09/09
10.29	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	02/09/09
10.30	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	02/27/08
10.31	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	02/27/08
10.32	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	02/27/08
10.33	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	05/14/07
10.34	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	07/26/07
10.35	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	07/26/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.36	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	05/14/07
10.37	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	07/26/07
10.38	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	07/26/07
10.39	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	05/14/07
10.40	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	05/14/07
10.41	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	05/14/07
10.42	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.31	05/14/07
10.43	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	05/14/07
10.44	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.33	05/14/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.45	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.34	05/14/07
10.46	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	05/14/07
10.47	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.36	05/14/07
10.48	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	05/14/07
10.49	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	05/14/07
10.50	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant’s obligations under the Lease Agreement	S-1	333-142897	10.39	05/14/07
10.51	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	05/14/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.52	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/08
10.53	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	05/14/07
10.54	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/05/07
10.55	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/07
10.56	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/07
10.57	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/07
10.58	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/07
10.59	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/07
10.60	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/07
10.61	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/07
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates management contract or compensatory plan.