Form 10-Q
period 2009-03-31
ENSIGN GROUP, INC
filed 2009-05-06
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2009, 20,582,780 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

ii

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,060	$41,326
Accounts receivable—less allowance for doubtful accounts of $7,383 and $7,266 at March 31, 2009 and December 31, 2008, respectively	55,012	49,188
Prepaid expenses and other current assets	5,074	4,692
Deferred tax asset—current	8,040	9,242

Total current assets	101,186	104,448
Property and equipment, net	176,485	157,029
Other investments	445	—
Insurance subsidiary deposits and investments	11,695	11,745
Escrow deposits	—	10,090
Deferred tax asset	2,793	2,565
Restricted and other assets	5,258	5,131
Intangible assets, net	4,699	3,011
Goodwill	5,769	2,882

Total assets	$308,330	$296,901

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,172	$12,682
Accrued wages and related liabilities	25,363	25,389
Accrued self-insurance liabilities—current	7,239	7,454
Other accrued liabilities	12,401	11,050
Current maturities of long-term debt	1,095	1,062

Total current liabilities	61,270	57,637
Long-term debt—less current maturities	59,181	59,489
Accrued self-insurance liability	19,405	18,864
Deferred rent and other long-term liabilities	4,791	4,890
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,251 and 20,583 issued and outstanding at March 31, 2009, respectively, and 21,236 and 20,564 shares issued and outstanding at December 31, 2008, respectively	21	21
Additional paid-in capital	64,752	64,110
Retained earnings	103,234	96,237
Common stock in treasury, at cost, 668 and 672 shares at March 31, 2009 and December 31, 2008, respectively	(4,324)	(4,347)

Total stockholders’ equity	163,683	156,021

Total liabilities and stockholders’ equity	$308,330	$296,901

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$130,285	$113,779
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	104,199	91,434
Facility rent—cost of services	3,701	3,999
General and administrative expense	4,961	5,092
Depreciation and amortization	2,965	1,990

Total expenses	115,826	102,515
Income from operations	14,459	11,264
Other income (expense):
Interest expense	(1,328)	(1,201)
Interest income	70	483

Other expense, net	(1,258)	(718)

Income before provision for income taxes	13,201	10,546
Provision for income taxes	5,278	4,212

Net income	$7,923	$6,334

Net income per share:
Basic	$0.39	$0.31

Diluted	$0.38	$0.31

Weighted average common shares outstanding:
Basic	20,572	20,498

Diluted	20,892	20,647

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$7,923	$6,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,965	1,993
Amortization of deferred financing fees	53	7
Deferred income taxes	1,026	(227)
Provision for doubtful accounts	1,213	1,051
Stock-based compensation	517	462
Excess tax benefit from share based compensation	(56)	(106)
Loss on disposition of property and equipment	61	152
Change in operating assets and liabilities
Accounts receivable	(7,037)	(786)
Prepaid income taxes	—	4,428
Prepaid expenses and other current assets	(382)	(104)
Insurance subsidiary deposits	50	(586)
Accounts payable	2,490	(2,500)
Accrued wages and related liabilities	(26)	(1,115)
Other accrued liabilities	1,333	(350)
Accrued self-insurance	326	869
Deferred rent liability	(50)	(46)

Net cash provided by operating activities	10,406	9,476

Cash flows from investing activities:
Purchase of property and equipment	(4,924)	(5,578)
Cash payment for business acquisitions	(22,133)	—
Purchase of other investments	(445)	—
Escrow deposits used to fund business acquisitions	10,090	—
Restricted and other assets	(181)	(180)

Net cash used in investing activities	(17,593)	(5,758)

Cash flows from financing activities:
Payments on long term debt	(275)	(263)
Issuance of treasury stock upon exercise of options	23	194
Issuance of common stock upon exercise of options	74	74
Dividends paid	(925)	(819)
Principal payments on capital lease obligations	(7)	—
Excess tax benefit from share based compensation	56	106
Payments of deferred financing costs	(25)	(296)

Net cash used in financing activities	(1,079)	(1,004)

Net increase (decrease) in cash and cash equivalents	(8,266)	2,714
Cash and cash equivalents beginning of period	41,326	51,732

Cash and cash equivalents end of period	$33,060	$54,446

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,344	$1,239

Income taxes	$8,100	$106

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 70 facilities as of March 31, 2009, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 8,000 operational skilled nursing, assisted living and independent living beds. As of March 31, 2009, the Company owned 38 of its 70 facilities and operated an additional 32 facilities through long-term lease arrangements, and had options to purchase 9 of those 32 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2008 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to current year presentation. Debt issuance costs, net of $1,309 and $1,363 have been reclassified from intangible assets, net to restricted and other assets on the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, respectively.
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
Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature and respective short durations. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments at Note 4.
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
Revenue from the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for the three months ended March 31, 2009 and 2008, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $408 and $325 for the three months ended March 31, 2009 and 2008, respectively. The Company records revenue from private pay patients as services are performed.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment as of March 31, 2009 or 2008.
Intangible Assets and Goodwill — Intangible assets consist primarily of favorable lease, lease acquisition costs, patient base and trade names. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names are amortized over 30 years.
Goodwill is accounted for under Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141(R)) and represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the three months ended March 31, 2009 or 2008.

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2009, the self-insured retention was $500 per claim with a $1,500 deductible. As of April 1, 2009, for all facilities except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 66 facilities.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $17,785 and $17,938 as of March 31, 2009 and December 31, 2008, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $7,040 and $6,511 as of March 31, 2009 and December 31, 2008, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO and EPO plans. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $1,819 and $1,869 at March 31, 2009 and December 31, 2008, respectively.
The Company believes that adequate provision has been made in the condensed consolidated financial statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of the Company’s reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires the Company to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and the Company’s assumptions about emerging trends, the Company, with the assistance of an independent actuary, develops information about the size of ultimate claims based on the Company’s historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed the Company’s estimate of loss.
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
Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. The temporary differences are primarily attributable to compensation accruals, straight line rent adjustments and reserves for doubtful accounts and insurance liabilities. When necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of its deferred tax assets, the Company must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors.

Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of March 31, 2009 and December 31, 2008 were $10,833 and $11,807, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.
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
Stock-Based Compensation —  the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)) in 2006 utilizing the prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. The Company recognized $517 and $462 in compensation expense during the three months ended March 31, 2009 and 2008, respectively. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).
Adoption of New Accounting Pronouncements  — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. The Company’s adoption of SFAS 157 and related FSPs for non-financial assets and liabilities had no impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) at the beginning of fiscal year 2009. See Note 6 for a description of the impact of this adoption on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. The Company’s adoption of SFAS 160 at the beginning of fiscal year 2009 had no impact on its consolidated financial statements.
In September 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FSP 03-6-1 at the beginning of fiscal year 2009 had no impact on its consolidated financial statements.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income	$7,923	$6,334

Denominator:
Weighted average shares outstanding for basic net income per share	20,572	20,498

Basic net income per common share	$0.39	$0.31

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income	$7,923	$6,334

Denominator:
Weighted average common shares outstanding	20,572	20,498
Plus: incremental shares from assumed conversions(1)	320	149

Adjusted weighted average common shares outstanding	20,892	20,647

Diluted net income per common share	$0.38	$0.31

(1)	As of March 31, 2009 and 2008, the Company had 437 and 849 options outstanding, respectively, which are anti-dilutive and therefore not factored into the weighted average common shares amount above.

4. INSURANCE SUBSIDIARY DEPOSITS AND OTHER INVESTMENTS
On February 10, 2009, the Company purchased three separate AAA rated debt security investments for an aggregate purchase price of $12,183 with insurance subsidiary deposits and cash from the Captive. The debt securities mature in December 2010, July 2011 and December 2011, respectively, and are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The Company has the intent and ability to hold these debt securities to maturity.
At March 31, 2009, the Company had approximately $12,140 in debt security investments, which are held to maturity and carried at amortized cost. Pursuant to SFAS 157, the fair value of the investments is determined based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value. The Company utilized insurance subsidiary deposits and cash in purchasing the investments during the three months ended March 31, 2009 as follows:

March 31,
2009
Other investments	$445
Insurance subsidiary deposits and investments	11,695

Total investments	$12,140

5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three months ended March 31, 2009 and 2008, respectively, is summarized in the following tables:

	Three Months Ended March 31,
	2009		2008
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$54,518	41.8%	$47,526	41.8%
Medicare	43,207	33.2	37,918	33.3

Total Medicaid and Medicare	97,725	75.0	85,444	75.1
Managed care	17,497	13.4	15,256	13.4
Private and other payors	15,063	11.6	13,079	11.5

Revenue	$130,285	100.0%	$113,779	100.0%

Accounts receivable consisted of the following:

	March 31,	December 31,
	2009	2008
Medicaid	$22,937	$20,736
Managed care	16,718	15,321
Medicare	14,703	12,818
Private and other payors	8,037	7,579

	62,395	56,454
Less allowance for doubtful accounts	(7,383)	(7,266)

Accounts receivable	$55,012	$49,188

6. ACQUISITIONS
The Company’s acquisition policy is to purchase and lease facilities to complement the Company’s existing portfolio of long-term care facilities. The operations of all the Company’s facilities are included in the accompanying consolidated financial statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting in accordance with SFAS 141(R). Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.

During the three months ended March 31, 2009, the Company acquired seven facilities. The aggregate purchase price of six of the seven acquisitions was approximately $20,507, which was paid in cash. The Company acquired the remaining facility pursuant to a long-term lease arrangement between the Company and the real property owner of the facility. In this transaction, the Company assumed ownership of the skilled nursing operating business at this facility for approximately $1,626, which was paid in cash. The facilities acquired during the three months ended March 31, 2009 are as follows:
•	On January 1, 2009, the Company assumed an existing lease for a 156 operational bed skilled nursing facility in San Luis Obispo, California. The Company purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $1,626. The Company did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
•	On January 1, 2009, the Company purchased a skilled nursing facility in Lufkin, Texas for approximately $7,955, which was paid in cash. This facility added 150 operational beds to the Company’s operations. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
•	On January 15, 2009, the Company assumed the operations of a skilled nursing facility which also has the capacity to provide assisted living and independent living services in Riverside, California. On March 27, 2009, the Company purchased this facility for approximately $1,752, which was paid in cash. This acquisition added 38 operational skilled nursing, 54 operational assisted living and 24 independent living beds to the Company’s operations. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
•	On February 1, 2009, the Company purchased three skilled nursing facilities and one assisted living facility in Colorado for approximately $10,800, which was paid in cash. These acquisitions added 210 operational skilled nursing and 38 operational assisted living beds to the Company’s operations. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
Goodwill recognized in these transactions amounted to $2,887, which is expected to be fully deductible for tax purposes. In addition, the Company recognized other intangible assets in the form of favorable lease assets and patient base of $1,597 and $388, respectively. In addition, the Company recognized $114 in acquisition related costs under SFAS 141(R) which were previously capitalizable under SFAS 141.
The purchase prices in the above transactions were allocated to real property, equipment, intangible assets and goodwill based on the following valuation techniques:
•	The fair value of land, buildings and improvements and equipment, furniture and fixtures (or tangible assets) was determined utilizing a cost approach. In the cost approach, the subject property is valued based upon the fair value of the land, as if vacant, by comparing recent sales or asking prices for similar land, to which the depreciated replacement cost of the building and improvements and equipment is added. The replacement cost of the building and improvements and equipment is adjusted for accrued depreciation resulting from physical deterioration, functional obsolescence and external or economic obsolescence.
•	The patient base was valued under an income capitalization approach using an excess earnings method. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets including debt-free net working capital, tangible and intangible assets. The excess earnings are thereby calculated and discounted to a present value. The primary components of this method consist of the determination of excess earnings and an appropriate rate of return. To arrive at the excess earnings attributable to an intangible asset, earnings after taxes derived from that asset are projected. Thereafter, the returns on contributory debt-free net working capital, tangible and intangible assets are deducted from the earnings projections. After deducting returns on these contributory assets, the remaining earnings are attributable to the customer base. These remaining, or excess, earnings are then discounted to a present value utilizing an appropriate discount rate for the asset.
•	Goodwill is calculated as the value that remains after subtracting the net asset value and the value of identifiable tangible and intangible assets and liabilities for the respective business combination.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the three months ended March 31, 2009 and the year ended December 31, 2008:

	March 31,	December 31,
	2009	2008
Land	$3,485	$—
Building and improvements	13,101	—
Equipment, furniture, and fixtures	675	—
Goodwill	2,887	—
Other intangible assets	1,985	2,005

	$22,133	$2,005

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
The seven businesses acquired during the three months ended March 31, 2009 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the March 31, 2009 condensed consolidated balance sheet of the Company and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.
7. PROPERTY AND EQUIPMENT
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
Property and equipment consist of the following:

	March 31,	December 31,
	2009	2008
Land	$33,925	$30,440
Buildings and improvements	117,585	103,278
Equipment	26,220	22,790
Furniture and fixtures	8,329	8,198
Leasehold improvements	15,533	13,276
Construction in progress	2,435	3,922

	204,027	181,904
Less accumulated depreciation	(27,542)	(24,875)

Property and equipment, net	$176,485	$157,029

8. INTANGIBLE ASSETS — Net

	Weighted	March 31, 2009			December 31, 2008
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	1,071	(646)	425	1,071	(629)	442
Favorable lease	20.0	3,573	(119)	3,454	1,976	(67)	1,909
Customer base	0.3	630	(464)	166	242	(242)	—
Trade name	30.0	733	(79)	654	733	(73)	660

Total		$6,007	$(1,308)	$4,699	$4,022	$(1,011)	$3,011

Amortization expense was $297 and $66 for the three months ended March 31, 2009 and 2008, respectively.
Goodwill
Pursuant to SFAS 142, the Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2008 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the three months ended March 31, 2009 or the year ended December 31, 2008.
9. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	March 31,	December 31,
	2009	2008
Deposits with landlords	$883	$903
Capital improvement reserves with landlords and lenders	3,044	2,865
Debt issuance costs, net	1,309	1,363
Other	22	—

	$5,258	$5,131

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2009	2008
Quality assurance fee	$1,335	$1,422
Resident refunds payable	1,697	1,533
Deferred resident revenue	1,377	1,475
Cash held in trust for residents	1,152	1,082
Dividends payable	926	925
Income taxes payable	2,543	1,096
Property taxes	851	962
Other	2,520	2,555

Other accrued liabilities	$12,401	$11,050

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
11. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
Current:
Federal	$3,380	$3,611
State	869	723

	4,249	4,334

Deferred:
Federal	991	(182)
State	(17)	(44)

	974	(226)

Tax benefit from exercise of stock options	52	89
Interest income, gross of related tax effects	(2)	(20)
Interest expense, gross of related tax effects	5	35

Total	$5,278	$4,212

The Company’s deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31,	December 31,
	2009	2008
Deferred tax assets (liabilities):
Accrued expenses	$10,141	$10,503
Allowance for doubtful accounts	3,108	3,059
State taxes	—	314
Tax credits	1,169	1,132

Total deferred tax assets	14,418	15,008

State taxes	(572)	—
Depreciation and amortization	(1,879)	(2,106)
Prepaid expenses	(1,134)	(1,095)

Total deferred tax liabilities	(3,585)	(3,201)

Net deferred tax assets	10,833	11,807

As of March 31, 2009 and December 31, 2008, the Company had a net amount of unrecognized tax detriments exclusive of accrued interest of $19. The amount of unrecognized tax benefits or detriments, net of their state benefits that would affect the Company’s effective tax rate was a net unrecognized detriment of $42.
The Federal statute of limitations on the Company’s 2004 income tax year lapsed during the third quarter of 2008. During the fourth quarter of 2008, various state statutes of limitations also lapsed. The net decreases in unrecognized tax benefits as a result of these lapses for the year ended December 31, 2008 was $19. In 2009, the statute of limitations will lapse on the Company’s 2004 and 2005 income tax years for State and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months.
The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. For the first quarter of 2009, the Company reported $2 of interest income and $5 of interest expense, gross of related tax benefits, in the statement of income. For 2008, the Company reported $418 of interest income and $132 of interest expense, gross of related tax benefits, in the statement of income. As of March 31, 2009 and December 31, 2008, the net amounts of accrued interest and penalties in the Company’s consolidated balance sheet were $58 and $55, respectively.
12. Debt
The Company has a Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Company may elect from time to time to change the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options: (i) the one, two, three or six month LIBOR (at the Company’s option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. The Revolver will expire on February 21, 2013. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause the entire amount outstanding, under the Revolver and all amounts owed by the Company, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. The Company was in compliance with all covenants as of March 31, 2009. At March 31, 2009 and December 31, 2008, there were no outstanding borrowings under the Revolver. As of March 31, 2009, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2,133. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with the Company’s cooperation in December 2008. This reserve restricts $6.0 million of Company’s borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.
In connection with the Revolver, the majority of the Company’s subsidiaries granted a first priority security interest to the Lender in, among other things: (1) all accounts, accounts receivable and rights to payment of every kind, contract rights, chattel paper, documents and instruments with respect thereto, and all of our rights, remedies, securities and liens in, to, and in respect of the Company’s accounts, (2) all moneys, securities, and other property and the proceeds thereof under the control of the Lender and its affiliates, (3) all right, title and interest in, to and in respect of all goods relating to or resulting in accounts, (4) all deposit accounts into which our accounts are deposited, (5) general intangibles and other property of every kind relating to the Company’s accounts, (6) all other general intangibles, including, without limitation, proceeds from insurance policies, intellectual property rights, and goodwill, (7) inventory, machinery, equipment, tools, fixtures, goods, supplies, and all related attachments, accessions and replacements, and (8) proceeds, including insurance proceeds, of all of the foregoing. In the event of the Company’s default, the Lender has the right to take possession of the foregoing with or without judicial process.
Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year Treasury Note rate plus 2.25% (rates in effect at March 31, 2009 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$53,869	$54,102
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,407	6,449

	60,276	60,551
Less current maturities	(1,095)	(1,062)

	$59,181	$59,489

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. On a quarterly basis, the Company is subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2009 and December 31, 2008, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
13. OPTIONS AND WARRANTS
Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, in accordance with the provisions of SFAS 123 but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the adoption provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,257 as of March 31, 2009.
2001 Stock Option, Deferred Stock and Restricted Stock Plan — The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company’s IPO. At March 31, 2009 and December 31, 2008 there were 282 and 279, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.
2005 Stock Incentive Plan — The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance as of December 31, 2007 and 2006, to officers, employees, directors and consultants of the Company. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At March 31, 2009 and December 31, 2008 there were 117 unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.
2007 Omnibus Incentive Plan — The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company’s board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At March 31, 2009 and December 31, 2008 there were 858 and 609, respectively, unissued shares of common stock available for issuance under this plan.

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
Approximately 169 options were granted during the three month period ended March 31, 2009. The Company used the following assumptions for stock options granted during the three months ended March 31, 2009 and the year ended December 31, 2008:

						Weighted
			Weighted		Weighted	Average
Grant		Options	Average Risk-		Average	Dividend
Year	Plan	Granted	Free Rate	Expected Life	Volatility	Yield
2009	2007	169	2.17%	6.5 years	55%	1.08%
2008	2007	836	2.88 – 3.47%	6.5 years	45 – 50%	1.45%
For the three months ended March 31, 2009 and the year ended December 31, 2008, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

				Intrinsic
				Weighted
				Average	Weighted	Weighted
			Weighted	Grant Date	Average Fair	Average Fair
Grant		Options	Average Exercise	Intrinsic	Value of	Value of
Year	Plan	Granted	Price	Value	Options	Common Stock
2009	2007	169	$16.70	$0.00	$8.31	$16.70
2008	2007	836	$9.38 – 14.87	$0.00	$4.27 – 6.83	$9.38 – 14.87
The following table represents the employee stock option activity during the year ended December 31, 2008 and the three months ended March 31, 2009:

		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Vested	Price
December 31, 2007	1,023	$6.19	316	$5.25
Granted	836	12.00
Forfeited	(72)	8.21
Exercised	(84)	5.21

December 31, 2008	1,703	9.01	451	5.74

Granted	169	16.70
Forfeitures	(10)	9.94
Exercised	(19)	5.07

March 31, 2009	1,843	9.75	511	6.54

The following summary information reflects stock options outstanding, vesting and related details as of March 31, 2009:

					Stock Options
	Stock Options Outstanding				Vested
				Remaining
		Number	Black-Scholes	Contractual	Number Vested
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	and Exercisable
2003	$0.67-0.81	39	$ *	5	39
2004	$1.96-2.46	52	*	6	42
2005	$4.99-5.75	259	*	7	152
2006	$7.05-7.50	529	5,074	8	205
2008	$9.38-14.67	795	4,240	9	73
2009	$16.70	169	1,405	10	—

Total		1,843	$10,719		511

*	The Company will never recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified as the Company adopted SFAS 123(R) utilizing the prospective method.
The Company recognized $517 and $462 in compensation expense during the three months ended March 31, 2009 and 2008, respectively. In future periods, the Company expects to recognize approximately $7,590 in stock-based compensation expense over the next 2.9 weighted average years for unvested options that were outstanding as of March 31, 2009. There were 1,332 unvested and outstanding options at March 31, 2009, of which 1,180 are expected to vest. The weighted average contractual life for options vested at March 31, 2009 was 7.0 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2009 and December 31, 2008 is as follows:

	March 31,	December 31,
Options	2009	2008
Outstanding	$10,725	$13,778
Vested	4,566	7,513
Expected to vest	5,369	2,353
Exercised	205	996
The intrinsic value is calculated as the difference between the market value and the exercise price of the options.
14. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases and one capital lease, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,817 and $4,087 for the three months ended March 31, 2009 and 2008, respectively.
Six of the Company’s facilities are operated under two separate three-facility master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2009.

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
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 70 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of its skilled nursing facilities.
Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on the Company’s Service Center and six of its Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. The Company has worked with the U.S. Attorney’s office to produce information responsive to the first subpoena, and intends to work cooperatively to produce any records it may have which would be responsive to the second subpoena. The Company and its regulatory counsel continue to actively work with the U.S. Attorney’s office to determine what additional information, if any, will be assistive.
The Company is cooperating with the U.S. Attorney’s office and intends to continue working with them to the extent they will allow the Company to help move their inquiry forward. To the Company’s knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing. The Company cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and the Company is subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, the Company’s business, financial condition and results of operations could be materially and adversely affected and its stock price could decline.
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
As a byproduct of its investigation the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies existed. The Company, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, the Company treated the claims as overpayments. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, the Company accrued a liability of approximately $224, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. These claims have been submitted for settlement with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, the Company would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require the Company to record significant additional provisions or remit payments, the Company’s business, financial condition and results of operations could be materially and adversely affected and its stock price could decline.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an adequate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 60% of its total accounts receivable as of March 31, 2009 and December 31, 2008, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for the three months ended March 31, 2009 and 2008, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 70 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of March 31, 2009, we owned 38 of our facilities and operated an additional 32 facilities under long-term lease arrangements, and had options to purchase 9 of those 32 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of March 31, 2009:

		Leased	Leased
		(with a	(without a
		Purchase	Purchase
	Owned	Option)	Option)	Total
Number of facilities	38	9	23	70
Percent of total	54.2%	12.9%	32.9%	100%
Operational skilled nursing, assisted living and independent living beds	4,177	1,059	2,758	7,994
Percent of total	52.3%	13.2%	34.5%	100%
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

Recent Developments
On January 1, 2009, we assumed an existing lease for a 156 operational bed skilled nursing facility in San Luis Obispo, California. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $1.6 million, which was paid in cash. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. Consistent with our acquisition practices, we also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
On January 1, 2009, we acquired a 150 operational bed skilled nursing facility in Lufkin, Texas for approximately $8.0 million, which was paid in cash. Consistent with our acquisition practices, we also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
On January 15, 2009, we assumed the operations of a skilled nursing facility which also has the capacity to provide assisted living and independent living services in Riverside, California. On March 27, 2009, we purchased this facility for approximately $1.8 million, which was paid in cash. This acquisition added 38 operational skilled nursing, 54 operational assisted living and 24 independent living beds to our operations. Consistent with our acquisition practices, we also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
On February 1, 2009, we purchased three skilled nursing facilities and one assisted living facility in Colorado for approximately $10.8 million, which was paid in cash. This acquisition added 210 operational skilled nursing and 38 operational assisted living beds to our operations. Consistent with our acquisition practices, we also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
Facility Acquisition History

	As of December 31,										As of March 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	70
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	7,994
The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of March 31, 2009:

	CA	AZ	TX	UT	CO	WA	ID	Total
Number of facilities	33	12	11	6	4	3	1	70
Operational skilled nursing, assisted living and independent living beds	3,736	1,836	1,226	577	248	283	88	7,994
Key Performance Indicators
We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
•	Routine revenue: Routine revenue is generated by the contracted daily rate charged for all contractually inclusive services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.
•	Skilled revenue: The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving care under Medicare or managed care reimbursement, referred to as “Medicare and managed care patients.” Skilled revenue excludes any revenue generated from our assisted living services.

•	Skilled mix: The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare and managed care patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•	Quality mix: The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•	Average daily rates: The routine revenue by payor source for a period at our skilled nursing facilities divided by actual patient days for that revenue source for that given period.

•	Occupancy percentage (Operational beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.

•	Number of facilities and operational beds: The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of operational beds associated with these facilities.
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
The following table summarizes our skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Three Months Ended
	March 31,
	2009	2008
Skilled Mix:
Days	24.6%	24.5%
Revenue	46.7%	47.0%

Quality Mix:
Days	37.3%	37.2%
Revenue	56.3%	56.3%
Occupancy. We define occupancy as the ratio of actual patient days (one patient day equals one resident occupying one bed for one day) during any measurement period to the number of beds in a facility which are available for occupancy during the measurement period. The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again. We define occupancy in operational beds as the ratio of actual patient days during any measurement period to the number of available patient days for that period. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.

The following table summarizes our occupancy statistics for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Occupancy:
Operational beds at end of period	7,994	7,105
Available patient days	710,000	646,555
Actual patient days	566,619	530,395

Occupancy percentage (based on operational beds)	79.8%	82.0%

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

	Three Months Ended March 31,
	2009		2008
	(in thousands)
Revenue:
Medicare	$43,207	33.2%	$37,918	33.3%
Managed care	17,497	13.4	15,256	13.4
Private and other payors(1)	15,063	11.6	13,079	11.5
Medicaid	54,518	41.8	47,526	41.8

Total revenue	$130,285	100.0%	$113,779	100.0%

(1)	Includes revenue from assisted living facilities.
Critical Accounting Policies Update
There have been no significant changes during the three month period ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
Industry Trends
The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The skilled nursing industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.

•	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•	Improving Supply and Demand Balance. The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•	Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to U.S. Census Bureau Interim Projections, there were 38 million people in the United States in 2008 that were over 65 years old. The U.S. Census Bureau estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.
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

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	80.0	80.4
Facility rent—cost of services	2.8	3.5
General and administrative expense	3.8	4.5
Depreciation and amortization	2.3	1.7

Total expenses	88.9	90.1
Income from operations	11.1	9.9
Other income (expense):
Interest expense	(1.0)	(1.1)
Interest income	0.1	0.4

Other expense, net	(0.9)	(0.7)

Income before provision for income taxes	10.2	9.2
Provision for income taxes	4.1	3.7

Net income	6.1%	5.5%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended
	March 31,
	2009	2008
Consolidated Statement of Income Data:
Net income	$7,923	$6,334
Interest expense, net	1,258	718
Provision for income taxes	5,278	4,212
Depreciation and amortization	2,965	1,990

EBITDA(1)	$17,424	13,254

Facility rent—cost of services	3,701	3,999

EBITDAR(1)	$21,125	$17,253

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures , and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.
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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$130,285	$113,779	$16,506	14.5%
Number of facilities at period end	70	62	8	12.9%
Actual patient days	566,619	530,395	36,224	6.8%
Occupancy percentage — Operational beds	79.8%	82.0%		(2.2)%
Skilled mix by nursing days	24.6%	24.5%		0.1%
Skilled mix by revenue	46.7%	47.0%		(0.3)%

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$121,939	$113,779	$8,160	7.2%
Number of facilities at period end	62	62	—	0.0%
Actual patient days	524,776	530,395	(5,619)	(1.1)%
Occupancy percentage — Operational beds	81.6%	82.0%		(0.4)%
Skilled mix by nursing days	25.5%	24.5%		1.0%
Skilled mix by revenue	48.0%	47.0%		1.0%

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(2):
Revenue	$8,346	$—	$8,346	NM	%
Number of facilities at period end	8	—	8	NM	%
Actual patient days	41,843	—	41,843	NM	%
Occupancy percentage — Operational beds	62.6%	—		NM	%
Skilled mix by nursing days	12.6%	—		NM	%
Skilled mix by revenue	28.0%	—		NM	%

(1)	Same Facility represents all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to January 1, 2008.

(2)	Recently Acquired Facility results include all facilities acquired subsequent to January 1, 2008.
Revenue. Revenue increased $16.5 million, or 14.5%, to $130.3 million for the three months ended March 31, 2009 compared to $113.8 million for the three months ended March 31, 2008. Of the $16.5 million increase, Medicare and managed care revenue increased $7.5 million, or 14.2%, Medicaid revenue increased $7.0 million, or 14.7%, and private and other revenue increased $2.0 million, or 15.2%. This growth occurred despite a reduction in the number of days in the quarter to 90 for the three months ended March 31, 2009 as compared to 91 for the three months ended March 31, 2008 and generally lower occupancy rates and skilled mix at Recently Acquired Facilities.
Revenue generated by Same Facilities increased $8.2 million, or 7.2%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to an increase in skilled mix of 1.0% combined with higher acuity levels and higher reimbursement rates resulting from statutory increases relative to the three months ended March 31, 2008. The increase in Same Facility revenue was hindered by an overall census decrease of 7.0% at our assisted living facilities and the unavailability of operational beds which are transitioning as we secure sub acute beds at two of our facilities. In addition, we have included the addition of 30 skilled nursing beds in our Walla Walla, WA facility in same store results even though these beds were added in the third quarter of 2008. The increase in skilled mix was due to increases in Medicare and managed care days of 6.0% and 9.4%, respectively, as compared to the three months ended March 31, 2008.
Approximately $8.3 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the current year operations at five skilled nursing facilities, one assisted living facility and one skilled nursing facility which also provides assisted living and independent living services acquired during the three months ended March 31, 2009 and one skilled nursing facility acquired in December 2008. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008
Skilled Nursing Average Daily Revenue Rates:
Medicare	$532.49	$493.36	$449.79	$—	$528.46	$493.36
Managed care	332.11	315.70	449.13	—	334.71	315.70
Total skilled revenue	451.78	424.29	449.64	—	451.70	424.29
Medicaid	166.41	154.72	162.17	—	166.13	154.72
Private and other payors	178.28	164.19	177.94	—	178.23	164.19
Total skilled nursing revenue	$240.27	$221.61	$202.57	$—	$237.47	$221.61
The average Medicare daily rate increased by approximately 7.1% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.4% as a result of the market basket increase beginning in the fourth quarter of fiscal year 2008. The average Managed care rate increased 6.0% in the three months ended March 31, 2009 as compared to the same period in the prior year as a result of higher patient acuity mix and higher reimbursement rates. The average Medicaid rate increase of 7.4% in the three months ended March 31, 2009 relative to the same period in the prior year primarily resulted from increases in reimbursement rates. The change in the daily rate in the private and other payors category was primarily due to net rate changes based on local market dynamics.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Revenue:
Medicare	33.8%	33.4%	21.6%	—%	33.0%	33.4%
Managed care	14.2	13.6	6.4	—	13.7	13.6

Skilled mix	48.0	47.0	28.0	—	46.7	47.0
Private and other payors	8.8	9.3	21.0	—	9.6	9.3

Quality mix	56.8	56.3	49.0	—	56.3	56.3
Medicaid	43.2	43.7	51.0	—	43.7	43.7

Total skilled nursing	100.0%	100.0%	100.0%	—%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Days:
Medicare	15.2%	15.0%	9.7%	—%	14.9%	15.0%
Managed care	10.3	9.5	2.9	—	9.7	9.5

Skilled mix	25.5	24.5	12.6	—	24.6	24.5
Private and other payors	11.9	12.7	23.8	—	12.7	12.7

Quality mix	37.4	37.2	36.4	—	37.3	37.2
Medicaid	62.6	62.8	63.6	—	62.7	62.8

Total skilled nursing	100.0%	100.0%	100.0%	—%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $12.8 million, or 14.0%, to $104.2 million for the three months ended March 31, 2009 compared to $91.4 million for the three months ended March 31, 2008. Cost of services decreased as a percent of total revenue to 80.0% for the three months ended March 31, 2009 as compared to 80.4% for the three months ended March 31, 2008. Of the $12.8 million increase, $5.6 million was attributable to Same Facility increases and the remaining $7.1 million was attributable to Recently Acquired Facilities. The $5.6 million increase was primarily due to a $2.4 million increase in salaries and benefits and a $1.3 million increase in ancillary expenses, partially offset by a reduction in contract nursing services of $0.3 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which is attributable to replacing contract nursing labor with full time employees. The increase in ancillary expenses is primarily due to increased therapy expenses which correspond to increases in skilled mix. In addition to the above, we recognized approximately $0.1 million in acquisition related costs due to the adoption of SFAS 141(R), which would have previously been capitalized to fixed assets. Lastly, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.3 million, or 7.5%, to $3.7 million for the three months ended March 31, 2009 compared to $4.0 million for the three months ended March 31, 2008. Facility rent-cost of services decreased as a percent of total revenue to 2.8% for the three months ended March 31, 2009 as compared to 3.5% for the three months ended March 31, 2008. This decrease is due to a $0.5 million decrease as a result of our purchases of six previously leased properties during 2008. This decrease was partially offset by a $0.2 million increase in rent expense related to Recently Acquired Facilities and increases in rent at Same Facilities.
General and Administrative Expense. General and administrative expense decreased $0.1 million, or 2.6%, to $5.0 million for the three months ended March 31, 2009 compared to $5.1 million for the three months ended March 31, 2008. General and administrative expense decreased as a percent of total revenue to 3.8% for the three months ended March 31, 2009 as compared to 4.5% for the three months ended March 31, 2008. The $0.1 million decrease was primarily due to a decrease in professional fees of $0.5 million, partially offset by an increase in wages and benefits of $0.3 million. The decrease in professional fees was primarily due to decreases in accounting, tax and professional services as compared to the three months ended March 31, 2008. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. Additionally, as a result of the adoption of SFAS 123(R), we have, and will continue to experience higher stock-based compensation expense.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 51.3%, to $3.0 million for the three months ended March 31, 2009 compared to $2.0 million for the three months ended March 31, 2008. Depreciation and amortization expense increased as a percent of total revenue to 2.3% for the three months ended March 31, 2009 as compared to 1.7% for the three months ended March 31, 2008. This increase was related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of six previously leased properties during 2008. In addition, amortization expense increased $0.2 million as compared to the three months ended March 31, 2008, related to the amortization of patient base intangible assets at Recently Acquired Facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Other Income (Expense). Other expense, net increased $0.6 million, or 75.3%, to $1.3 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008. Other expense, net increased as a percent of total revenue to 1.0% for the three months ended March 31, 2009 as compared to 0.6% for the three months ended March 31, 2008. This change was primarily due to a $0.5 million decrease in interest income received for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in interest income was due to reduced interest rates and a declining balance on our investment of IPO proceeds in bank term deposits and treasury bill related investments as a result of purchasing previously leased facilities and new acquisitions.
Provision for Income Taxes. Provision for income taxes increased $1.1 million, or 25.3%, to $5.3 million for the three months ended March 31, 2009 compared to $4.2 million for the three months ended March 31, 2008. This increase resulted from the increase in income before income taxes of $2.7 million, or 25.2%. Our effective tax rate was 40.0% for the three months ended March 31, 2009 as compared to 39.9% for the three months ended March 31, 2008.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver). As of March 31, 2009 and December 31, 2008, the maximum available for borrowing under the Revolver was approximately $50.0 million, subject to available collateral limits. During the three months ended March 31, 2009 and the year ended December 31, 2008, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2.1 million. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.

Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, cash generated from operations or proceeds from the IPO. Cash paid for business acquisitions was $22.1 million and $9.4 million for the three months ended March 31, 2009 and 2008, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $4.9 million and $5.6 million for the three months ended March 31, 2009 and 2008, respectively. We currently have $10.1 million budgeted for capital expenditure projects in 2009.
We believe our current cash balances, our cash flow from operations and our Revolver will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of March 31, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2009, we held debt security investments of approximately $12.1 million which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$10,406	$9,476
Net cash used in investing activities	(17,593)	(5,758)
Net cash used in financing activities	(1,079)	(1,004)

Net increase (decrease) in cash and cash equivalents	(8,266)	2,714
Cash and cash equivalents at beginning of period	41,326	51,732

Cash and cash equivalents at end of period	$33,060	$54,446

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net cash provided by operations for the three months ended March 31, 2009 was $10.4 million compared to $9.5 million for the three months ended March 31, 2008, an increase of $0.9 million. This increase was due in part to our improved operating results, which contributed $13.7 million in 2009 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefit from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $9.7 million for 2008, an increase of $4.0 million. Other contributors to the increase included decreased cash disbursements and other accrued liabilities. These increases to cash flow from operations were offset in part by a growth in accounts receivable.
Net cash used in investing activities for the three months ended March 31, 2009 was $17.6 million compared to $5.8 million for the three months ended March 31, 2008, an increase of $11.8 million. The increase was the result of net $17.0 million in cash paid for business acquisitions and purchased property and equipment in the three months ended March 31, 2009 compared to $5.6 million in the three months ended March 31, 2008.
Net cash used in financing activities for the three months ended March 31, 2009 totaled $1.1 million compared to $1.0 million for the three months ended March 31, 2008, an increase of $0.1 million. The increase was primarily due to higher dividend payments during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

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
Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2009, we were in compliance with all loan covenants. As of March 31, 2009, our borrowing subsidiaries had $53.9 million outstanding on the Term Loan.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of March 31, 2009, the balance outstanding on this mortgage loan was approximately $6.4 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.8 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively. In addition to the above, we lease one facility under a capital lease agreement with an initial lease term of 15 years.
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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 70 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney’s office to produce information responsive to the first subpoena and, intend to work cooperatively to produce any records we may have which would be responsive to the second subpoena. We and our regulatory counsel continue to actively work with the U.S. Attorney’s office to determine what additional information, if any, will be assistive.
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
See additional description of our contingencies in Note 14 in Notes to Condensed Consolidated Financial Statements.
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
Labor and supply expenses make up a substantial portion of our cost of services. Those expenses can be subject to increases in periods of rising inflation and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. We may not be successful in offsetting future cost increases.

Adoption of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. Our adoption of SFAS 157 and related FSPs for non-financial assets and liabilities had no impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 141(R) at the beginning of fiscal year 2009. See Note 6 in Notes to the Condensed Consolidated Financial Statements and Management Discussion and Analysis for a description of the impact of this adoption on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. Our adoption of SFAS 160 at the beginning of fiscal year 2009 had no impact on our consolidated financial statements.
In September 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of FSP 03-6-1 at the beginning of fiscal year 2009 had no impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At March 31, 2009, we had no outstanding floating rate debt.

Our cash and cash equivalents as of March 31, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2009, we held debt security investments of approximately $12.1 million which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of March 31, 2009, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, for more information regarding our legal proceedings, please see Note 14 included in Part 1, Item 1.
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results or operations and financial condition. In most states in which we have operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. As such, we do not carry insurance coverage for punitive damages. There can be no assurance that we will not be liable for punitive damages awarded in litigation or that such an award if rendered would not have a material and adverse impact on our earnings or prospects.
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
We derived approximately 42% and 33% of our revenue from the Medicaid and Medicare programs, for both periods in the three months ended March 31, 2009 and 2008, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.
The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. The presidential budget submitted for federal fiscal year 2009 included proposed reforms of the Medicaid program to cut a total of $18 billion in Medicaid expenditures over the next five years. In addition, the American Recovery and Reinvestment Act passed in February 2009 contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states must refrain from implementing eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers. These and other changes to the reimbursement and other aspects of Medicaid and Medicare could adversely affect our revenue.
Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.
Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California’s governor declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. Any decrease in California’s Medi-Cal spending for skilled nursing facilities could adversely affect our financial condition and results of operation. Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities.
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
In the past, CMS has introduced skilled nursing facility budget proposals which include Medicare rate cuts and reductions in aggregate payments to skilled nursing facilities. We anticipate similar proposals may occur in the future. For example, on May 1, 2009, CMS released their 2010 skilled nursing facility proposal, which would provide an average net reduction in aggregate payments to skilled nursing facilities by 1.2% beginning October 31, 2009. This proposal includes a market-basket increase of 2.1%, offset by a 3.3% cut to correct a forecast error, referred to as a RUGs recalibration, which was delayed from last year. This proposal is in a 60-day comment period and a final rule is scheduled for July/August, for implementation in October 2009.
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
Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated three of them from the program to date. We currently have one facility operating under special focus status, and the state survey agency has indicated that some or all of the historical non-compliance considered in placing this facility on special focus status predated our late 2006 acquisitions of the facility.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For the three months ended March 31, 2009 and 2008, approximately 75% of our revenue, respectively, was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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
We operate one or more skilled nursing facilities in the states of California, Arizona, Texas, Washington, Utah, Colorado and Idaho. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. In California, the California Department of Health Services (DHS) enforces legislation that requires each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. DHS enforces this requirement primarily through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If a facility is determined to be out of compliance with this minimum staffing requirement, DHS may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. If we are unable to satisfy the minimum staffing requirements required by DHS, we could be subject to significant monetary fines. In addition, if DHS were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.
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
In Colorado, skilled nursing facilities with 59 or fewer residents must provide an average of 2.0 nursing hours per resident per day, including the supervising nurse’s hours. Skilled nursing facilities with 60 residents or more must provide an average of 2.0 nursing hours per resident per day, excluding the supervising nurse’s hours. Violations can result in civil money penalties in an amount not less than $100 per day or more than $10,000 per day for each day the facility is found to have been in violation. Failure to correct deficiencies can result in further civil penalties and/or denial of payment under the state plan.
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

In addition, plaintiffs’ attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers and other long-term care companies, and have employed a wide variety of advertising and publicity strategies. Among other things, these strategies include establishing their own Internet websites, paying for premium advertising space on other websites, paying Internet search engines to optimize their plaintiff solicitation advertising so that it appears in advantageous positions on Internet search results, including results from searches for our company and facilities, using newspaper, magazine and television ads targeted at customers of the healthcare industry generally, as well as at customers of specific providers, including us. From time to time, law firms claiming to specialize in long-term care litigation have named us, our facilities and other specific healthcare providers and facilities in their advertising and solicitation materials. These advertising and solicitation activities could result in more claims and litigation, which could increase our liability exposure and legal expenses, divert the time and attention of our personnel from day-to-day business operations, and materially and adversely affect our financial condition and results of operations. Furthermore, to the extent the frequency and/or severity of losses from such claims and suits increases, our liability insurance premiums could increase and/or available insurance coverage levels could decline, and materially and adversely affect our financial condition and results of operations.
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
On April 9, 2008, Congress proposed the Fairness in Nursing Home Arbitration Act of 2008. After failing to be enacted into law in the 110th Congress in 2008, the Fairness in Nursing Home Arbitration Act of 2009 was introduced in the 111th Congress and referred to the House and Senate judiciary committees. If enacted, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 70 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group and one or more of our skilled nursing facilities.
Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney’s office to produce information responsive to the first subpoena and, intend to work cooperatively to produce any records we may have which would be responsive to the second subpoena. We and our regulatory counsel continue to actively work with the U.S. Attorney’s office to determine what additional information, if any, will be assistive.
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

So far, in 2009, we have acquired five skilled nursing facilities, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility with a total of 670 operational beds. In 2008, we acquired two skilled nursing facilities with a total of 199 operational beds. In 2007, we acquired three skilled nursing facilities and one campus that offers both skilled nursing and assisted living services, with a total of 438 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.
In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had been already surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility’s compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. As of the end of the first quarter of 2009, both facilities have successfully graduated from the Centers for Medicare and Medicaid Services’ Special Focus program. We currently have one facility remaining on special focus facility status.
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
We also incur regulatory risk in acquiring certain facilities due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired facilities. For example, in order to acquire facilities on a predictable schedule, or to acquire declining operations quickly to prevent further pre-acquisition declines, we frequently acquire such facilities prior to receiving license approval or provider certification. We operate such facilities as the interim manager for the outgoing licensee, assuming financial responsibility, among other obligations for the facility. To the extent that we may be unable or delayed in obtaining a license, we may need to operate the facility under a management agreement from the prior operator. Any inability in obtaining consent from the prior operator of a target acquisition, to utilizing its license in this manner, could impact our ability to acquire additional facilities. If we were subsequently denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

We are subject to reviews relating to Medicare overpayments, which could result in recoupment to the federal government of Medicare revenue.
We are subject to reviews relating to Medicare services, billings and potential overpayments. Recent probe reviews, as described above, resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4,000 and $35,000 during the years ended December 31, 2008 and 2007, respectively. We anticipate that these probe reviews will increase in frequency in the future. In addition, two of our facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.
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
Overall operational occupancy across all of our facilities was approximately 80% and 82% for the three months ended March 31, 2009 and 2008, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.

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
With few exceptions, workers’ compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (SIR) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in California, and elected non-subscriber status for workers compensation in Texas. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.
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

In August 2008, Section 111 of the Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 added new mandatory reporting requirements for group health plan (GHP) arrangements and for liability insurance (including self-insurance), no-fault insurance, and workers’ compensation. Under the new reporting requirements, self-insured employers and insurers will be required as of October 1, 2009 to report eligible workers’ compensation, liability and no-fault claims payments made (settlements, judgments, awards, etc.) on or after July 1, 2009 to a Medicare beneficiary.
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
The actions of a national labor union that has pursued a negative publicity campaign criticizing our business in the past may adversely affect our revenue and our profitability.
We continue to maintain our right to inform our employees about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our facilities that have been approached to unionize have uniformly rejected union organizing efforts. Because a majority of certain categories of service and maintenance employees at one of our facilities voted to accept union representation, we had recognized the union and been engaged in collective bargaining with that union since 2005; however, in March 2008, a substantial majority of the represented employees at that facility petitioned to remove the union as their bargaining representative, and we acceded to their wishes by withdrawing recognition of the union. The union filed, withdrew and then re-filed an unfair labor charge opposing the withdrawal of recognition. The National Labor Relations Board (NLRB) subsequently rejected the charge and affirmed the propriety of our withdrawal of recognition, effectively terminating the union’s representation of the employee group. If employees of other facilities decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, and strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
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
We currently occupy approximately 9% of our facilities under agreements that are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases, which would have a negative impact on our capital structure and our ability to generate future revenue, and could interfere with our ability to pursue our growth strategy.
In addition, we occupy approximately 16% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers five of our facilities. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.
At March 31, 2009, we had $60.3 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $127.7 million of capital and operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
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
The majority of our facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living industry, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operations generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operations. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing and assisted living are regulated by different agencies, and we have less experience with the agencies that regulate assisted living. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living industry, we might have to adjust part of our existing business model, which could have an adverse affect on our business.
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

The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business.
Financial markets experienced significant disruptions in 2008, which continue in 2009. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Though we anticipate that the cash amounts generated internally, together with amounts available under the Revolver, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.
Delays in reimbursement may cause liquidity problems.
If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in August 2007, we experienced a four week reimbursement delay in California due to a budget impasse in the California legislature that was resolved in September 2007. In 2008, California again faced a budget impasse and the State delayed any reimbursement subsequent to the end of July until such time the budget was enacted. Further, and independent to the budget impasse, the State of California delayed all August 2008 payments until September. Similar reimbursement delays will continue in future fiscal years on a permanent basis. Medi-Cal has also delayed reimbursement of rate increases which were announced in November 2008. These rate increases were put in place on a retrospective basis, effective August 1, 2008. In January 2009, the State of California announced expected cash shortages in February which impacted payments to Medi-Cal providers from late March through April. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of March 31, 2009 was approximately $6.4 million. In addition, we would be required to pay a prepayment penalty of approximately $0.1 million if this mortgage was repaid on March 31, 2009. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.
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
As of March 31, 2009, our executive officers, directors and their affiliates beneficially own or control approximately 39.1% of the outstanding shares of our common stock, of which Roy Christensen, our Chairman of the board of directors, Christopher Christensen, our President and Chief Executive Officer, and Gregory Stapley, our Vice President and General Counsel, beneficially own approximately 16.5%, 9.0% and 5.4%, respectively, of the outstanding shares. Accordingly, our current executive officers, directors and their affiliates, if they act together, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
If we are unable to fulfill the requirements related to being a public company in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support us in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our independent registered public accountants identified a material weakness in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us.

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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Executive Incentive Program
On March 31, 2009, our compensation committee approved the performance criteria for 2009 for our executive incentive program. Certain of our executive officers, including our Chief Executive Officer (CEO), Vice President and General Counsel, Chief Financial Officer (CFO) and Vice President Organizational Development, will participate in our executive incentive program in 2009. The monetary component of the formula established by the compensation committee for our executive incentive program is based upon annual income before provision for income taxes. The program also includes subjective adjustments for the clinical performance of the Company’s operating subsidiaries, as well as a discretionary clawback provision that allows incentive payments to be recouped from executive officers if certain types of subsequent events result in a restatement or otherwise diminish the performance metrics upon which prior incentive calculations were based.

In or near the first quarter of 2010, our compensation committee will subjectively allocate the bonus pool among the individual executives based upon the recommendations of our CEO and the compensation committee’s perceptions of each participating executive’s contributions to both our clinical and financial performance during the preceding year, and value to the organization going forward. The financial measure that our compensation committee considers is our annual income before provision for income taxes. The clinical measures that our compensation committee considers include our success in achieving positive survey results and the extent of positive patient and resident feedback, among other factors. Our compensation committee also reviews and considers feedback from other employees regarding the executive’s performance. Our compensation committee exercises discretion in the allocation of the bonus pool among the individual executives and has, at times, awarded bonuses that, collectively, were less than the bonus pool resulting from the predetermined formula.
Cash Bonuses for the Presidents of our Portfolio Companies
On March 31, 2009, management established the bonus criteria for each of the presidents of our portfolio companies. Presidents of our portfolio companies may earn cash bonuses by meeting target clinical and financial measurements for their respective portfolio companies. They are eligible to earn short-term cash bonuses, the amount of which is established pursuant to a formula based upon their respective portfolio company’s income before provision for income taxes. The amount of these bonuses increases for each tier of the target milestones, and such bonuses are not subject to a cap. Each year the formula is adjusted, so it becomes increasingly more difficult for presidents to earn the same bonus each year. The bonuses are determined based upon management’s perception of each president’s contribution to the achievement of clinical and financial objectives during the preceding year at their portfolio company, and the value to the portfolio company going forward. The financial objective that we consider is the president’s contribution to his portfolio company’s annual income before provision for income taxes. The clinical measures that management considers include factors such as the president’s contribution to achieving positive survey results, and positive patient and resident feedback. Management also reviews and considers feedback from other employees regarding the president’s performance. For their performance during the 2008 fiscal year, we paid the five presidents of five of our six principal portfolio companies, an aggregate of approximately $1.8 million in cash bonuses.

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

THE ENSIGN GROUP, INC.
May 6, 2009	BY:	/s/ ALAN J. NORMAN
Alan J. Norman
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002