Form 10-Q
period 2009-06-30
ENSIGN GROUP, INC
filed 2009-08-06
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009.

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
(949) 487-9500
(Registrant’s Telephone Number, Including Area Code)
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2009, 20,593,281 shares of the registrant’s common stock were outstanding

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,687	$41,326
Accounts receivable—less allowance for doubtful accounts of $6,948 and $7,266 at June 30, 2009 and December 31, 2008, respectively	53,544	49,188
Prepaid expenses and other current assets	5,789	4,692
Deferred tax asset—current	9,690	9,242

Total current assets	102,710	104,448
Property and equipment, net	180,274	157,029
Insurance subsidiary deposits and investments	12,797	11,745
Escrow deposits	—	10,090
Deferred tax asset	3,229	2,565
Restricted and other assets	5,431	5,131
Intangible assets, net	4,472	3,011
Goodwill	5,769	2,882

Total assets	$314,682	$296,901

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,339	$12,682
Accrued wages and related liabilities	23,631	25,389
Accrued self-insurance liabilities—current	8,413	7,454
Other accrued liabilities	11,448	11,050
Current maturities of long-term debt	1,064	1,062

Total current liabilities	58,895	57,637
Long-term debt—less current maturities	58,953	59,489
Accrued self-insurance liabilities—less current portion	20,693	18,864
Deferred rent and other long-term liabilities	4,674	4,890
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,255 and 20,590 shares issued and outstanding at June 30, 2009, respectively, and 21,236 and 20,564 shares issued and outstanding at December 31, 2008, respectively	21	21
Additional paid-in capital	65,262	64,110
Retained earnings	110,491	96,237
Common stock in treasury, at cost, 665 and 672 shares at June 30, 2009 and December 31, 2008, respectively	(4,307)	(4,347)

Total stockholders’ equity	171,467	156,021

Total liabilities and stockholders’ equity	$314,682	$296,901

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$132,178	$115,318	$262,463	$229,097
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	105,290	92,633	209,489	184,067
Facility rent—cost of services	3,724	3,948	7,425	7,947
General and administrative expense	5,417	4,971	10,378	10,063
Depreciation and amortization	3,209	2,173	6,174	4,163

Total expenses	117,640	103,725	233,466	206,240
Income from operations	14,538	11,593	28,997	22,857
Other income (expense):
Interest expense	(1,141)	(1,169)	(2,469)	(2,370)
Interest income	69	372	139	855

Other expense, net	(1,072)	(797)	(2,330)	(1,515)
Income before provision for income taxes	13,466	10,796	26,667	21,342
Provision for income taxes	5,282	4,277	10,560	8,489

Net income	$8,184	$6,519	$16,107	$12,853

Net income per share:
Basic	$0.40	$0.32	$0.78	$0.63

Diluted	$0.39	$0.32	$0.77	$0.62

Weighted average common shares outstanding:
Basic	20,586	20,508	20,579	20,502

Diluted	20,874	20,636	20,883	20,637

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$16,107	$12,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,174	4,171
Amortization of deferred financing fees	58	28
Deferred income taxes	(1,242)	(440)
Provision for doubtful accounts	2,030	2,050
Stock-based compensation	992	752
Excess tax benefit from share based compensation	(65)	(121)
Loss on disposition of property and equipment	64	157
Change in operating assets and liabilities
Accounts receivable	(6,386)	3,610
Prepaid income taxes	—	4,528
Prepaid expenses and other current assets	(1,097)	(135)
Insurance subsidiary deposits	(1,052)	(1,525)
Accounts payable	1,657	(2,109)
Accrued wages and related liabilities	(1,758)	(69)
Other accrued liabilities	597	(747)
Accrued self-insurance	2,788	1,856
Deferred rent liability	(167)	(274)

Net cash provided by operating activities	18,700	24,585

Cash flows from investing activities:
Purchase of property and equipment	(11,671)	(19,153)
Cash payment for business acquisitions	(22,133)	(2,005)
Escrow deposits used to fund business acquisitions	10,090	—
Restricted and other assets	(358)	(216)

Net cash used in investing activities	(24,072)	(21,374)

Cash flows from financing activities:
Payments on long term debt	(534)	(2,515)
Issuance of treasury stock upon exercise of options	40	210
Issuance of common stock upon exercise of options	104	113
Dividends paid	(1,852)	(1,646)
Principal payments on capital lease obligations	(13)	—
Excess tax benefit from share based compensation	65	121
Payments of deferred financing costs	(77)	(292)

Net cash used in financing activities	(2,267)	(4,009)

Net decrease in cash and cash equivalents	(7,639)	(798)
Cash and cash equivalents beginning of period	41,326	51,732

Cash and cash equivalents end of period	$33,687	$50,934

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,557	$2,400

Income taxes	$12,200	$4,414

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 70 facilities as of June 30, 2009, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 8,000 operational skilled nursing, assisted living and independent living beds. As of June 30, 2009, the Company owned 38 of its 70 facilities and operated an additional 32 facilities through long-term lease arrangements, and had options to purchase 9 of those 32 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2008 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation. Debt issuance costs, net of $1,363 have been reclassified from intangible assets, net to restricted and other assets on the condensed consolidated balance sheets as of December 31, 2008.
As described in detail below, in June 2009, the Financial Accounting Standards Board (FASB) introduced a new Codification of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP), which will become effective in the quarter ending September 30, 2009. The Company has presented dual references to the new Codification and pre-Codification GAAP throughout the current period financial statements.

Estimates and Assumptions — The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, patient liability, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, stock-based compensation and income taxes. Actual results could differ from those estimates.
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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured.
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
Revenue from the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for both periods during the three and six months ended June 30, 2009 and 74% and 75% for the three and six months ended June 30, 2008, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $57 and $465 for the three and six months ended June 30, 2009, respectively, and $12 and $348 for the three and six months ended June 30, 2008, respectively. The Company records revenue from private pay patients as services are performed.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the six months ended June 30, 2009 or 2008.
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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the six months ended June 30, 2009 or 2008.
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
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $19,251 and $17,938 as of June 30, 2009 and December 31, 2008, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $7,605 and $6,511 as of June 30, 2009 and December 31, 2008, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO and EPO plans. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,250 and $1,869 at June 30, 2009 and December 31, 2008, respectively.
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
Income Taxes —Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. The temporary differences are primarily attributable to compensation accruals, straight line rent adjustments and reserves for doubtful accounts and insurance liabilities. When necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of its deferred tax assets, the Company must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors.

Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of June 30, 2009 and December 31, 2008 were $12,919 and $11,807, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.
As of January 1, 2007, the Company maintains a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, the Company must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time the Company may be required to adjust these reserves, in light of changing facts and circumstances.
The Company used an estimate of its annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to the Company’s effective tax rate in future quarterly or annual periods.
Stock-Based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables. The Company recognized $476 and $992 in compensation expense during the three and six months ended June 30, 2009, respectively, and $291 and $752 during the three and six months ended June 30, 2008, respectively.
New Accounting Pronouncements — In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification and the Heirarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (the Codification) as a single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) to be launched July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009, and at that time all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it is not expected to have any impact on the Company’s financial position or cash flows.
Adoption of New Accounting Pronouncements — In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165) (or ASC section 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of SFAS 165 during the second quarter of fiscal year 2009 had no impact on its consolidated financial statements. The Company has evaluated subsequent events through August 6, 2009, the date of its issuance of the condensed consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 (ASC 825-10-50), which expands the fair value disclosures required for all financial instruments within the scope of Statement 107 (ASC825-10-50) to interim periods for publicly traded entities. The FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. It does not require interim disclosures of credit or market risks also discussed in Statement 107. The Company’s adoption of FSP FAS 107-1 and APB 28-1 had no impact on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) (or ASC section 820-10) , which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. The Company’s adoption of SFAS 157 and related FSPs for non-financial assets and liabilities had no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) (or ASC section 805), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) at the beginning of fiscal year 2009. See Note 6 for a description of the impact of this adoption on the Company’s consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160) (or ASC section 810-10), which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is to be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. The Company’s adoption of SFAS 160 at the beginning of fiscal year 2009 had no impact on its consolidated financial statements.
In September 2008, the FASB finalized FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1) (or ASC section 260-10). The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FSP 03-6-1 at the beginning of fiscal year 2009 did not have a significant impact on its consolidated financial statements.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$8,184	$6,519	$16,107	$12,853

Denominator:
Weighted average shares outstanding for basic net income per share(1)	20,586	20,508	20,579	20,502

Basic net income per common share	$0.40	$0.32	$0.78	$0.63

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$8,184	$6,519	$16,107	$12,853

Denominator:
Weighted average common shares outstanding	20,586	20,508	20,579	20,502
Plus: incremental shares from assumed conversions(1)	288	128	304	135

Adjusted weighted average common shares outstanding	20,874	20,636	20,883	20,637

Diluted net income per common share	$0.39	$0.32	$0.77	$0.62

(1)	In addition, as of June 30, 2009, the Company had 507 options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.

4. INSURANCE SUBSIDIARY DEPOSITS AND INVESTMENTS
On February 10, 2009, the Company purchased three separate AAA rated debt security investments for an aggregate purchase price of $12,183 with insurance subsidiary deposits and cash from the Captive. The debt securities mature in December 2010, July 2011 and December 2011 and are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The Company has the intent and ability to hold these debt securities to maturity.
At June 30, 2009, the Company had approximately $12,122 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value.
5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three and six months ended June 30, 2009 and 2008, respectively, is summarized in the following tables:

	Three Months Ended June 30,
	2009		2008
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid — custodial	$53,603	40.6%	$45,004	39.1%
Medicare	43,156	32.7	38,877	33.7
Medicaid — skilled	2,705	2.0	1,873	1.6

Total Medicaid and Medicare	99,464	75.3	85,754	74.4
Managed care	17,182	13.0	15,923	13.8
Private and other payors	15,532	11.7	13,641	11.8

Revenue	$132,178	100.0%	$115,318	100.0%

	Six Months Ended June 30,
	2009		2008
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid — custodial	$105,839	40.3%	$90,321	39.4%
Medicare	86,362	32.9	76,795	33.5
Medicaid — skilled	4,988	1.9	4,082	1.8

Total Medicaid and Medicare	197,189	75.1	171,198	74.7
Managed care	34,679	13.2	31,179	13.6
Private and other payors	30,595	11.7	26,720	11.7

Revenue	$262,463	100.0%	$229,097	100.0%

Accounts receivable consisted of the following:

	June 30,	December 31,
	2009	2008
Medicaid	$21,921	$20,736
Managed care	15,509	15,321
Medicare	14,727	12,818
Private and other payors	8,335	7,579

	60,492	56,454
Less allowance for doubtful accounts	(6,948)	(7,266)

Accounts receivable	$53,544	$49,188

6. ACQUISITIONS
The Company’s acquisition policy is generally to purchase or lease facilities to complement the Company’s existing portfolio of long-term care facilities. The operations of all the Company’s facilities are included in the accompanying condensed consolidated financial statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.
During the six months ended June 30, 2009, the Company acquired seven facilities. The aggregate purchase price of six of the seven acquisitions was approximately $20,507, which was paid in cash. The Company acquired the remaining facility pursuant to a long-term lease arrangement between the Company and the real property owner of the facility. In this transaction, the Company assumed ownership of the skilled nursing operating business at this facility for approximately $1,626, which was paid in cash. The facilities acquired during the six months ended June 30, 2009 are as follows:
•	On January 1, 2009, the Company assumed an existing lease for a 149 operational bed skilled nursing facility in San Luis Obispo, California. The Company purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $1,626. The Company did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.

•	On January 1, 2009, the Company purchased a skilled nursing facility in Lufkin, Texas for approximately $7,955, which was paid in cash. This facility added 150 operational beds to the Company’s operations. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.

•	On January 15, 2009, the Company assumed the operations of a skilled nursing facility which also has the capacity to provide assisted living and independent living services in Riverside, California. On March 27, 2009, the Company purchased this facility for approximately $1,752, which was paid in cash. This acquisition added 38 operational skilled nursing, 54 operational assisted living and 24 independent living beds to the Company’s operations. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.

•	On February 1, 2009, the Company purchased three skilled nursing facilities and one assisted living facility in Colorado for approximately $10,800, which was paid in cash. These acquisitions added 217 operational skilled nursing and 38 operational assisted living beds to the Company’s operations. Consistent with its acquisition practices, the Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
Goodwill recognized in these transactions amounted to $2,887, which is expected to be fully deductible for tax purposes. In addition, the Company recognized other intangible assets in the form of favorable lease assets and patient base of $1,597 and $388, respectively. In addition, the Company expensed $101 in acquisition related costs which were previously capitalizable.

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
The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the six months ended June 30, 2009 and the year ended December 31, 2008:

	June 30,	December 31,
	2009	2008
Land	$3,485	$—
Building and improvements	13,101	—
Equipment, furniture, and fixtures	675	—
Goodwill	2,887	—
Other intangible assets	1,985	2,005

	$22,133	$2,005

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
The seven businesses acquired during the six months ended June 30, 2009 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the June 30, 2009 condensed consolidated balance sheet of the Company and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

7. PROPERTY AND EQUIPMENT
Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from 3 to 30 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008
Land	$33,925	$30,440
Buildings and improvements	120,021	103,278
Equipment	29,529	22,790
Furniture and fixtures	8,306	8,198
Leasehold improvements	16,283	13,276
Construction in progress	2,735	3,922

	210,799	181,904
Less accumulated depreciation	(30,525)	(24,875)

Property and equipment, net	$180,274	$157,029

8. INTANGIBLE ASSETS — Net

	Weighted	June 30, 2009			December 31, 2008
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$1,071	$(661)	$410	$1,071	$(629)	$442
Favorable lease	20.0	3,573	(171)	3,402	1,976	(67)	1,909
Customer base	0.3	630	(617)	13	242	(242)	—
Trade name	30.0	733	(86)	647	733	(73)	660

Total		$6,007	$(1,535)	$4,472	$4,022	$(1,011)	$3,011

Amortization expense was $227 and $524 for the three and six months ended June 30, 2009 and $114 and $180 for the three and six months ended June 30, 2008, respectively. Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2009	$684
2010	291
2011	291
2012	291
2013	290
Thereafter	3,148

$4,995

Goodwill
The Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2008 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the six months ended June 30, 2009 or the year ended December 31, 2008.

9. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	June 30,	December 31,
	2009	2008
Deposits with landlords	$903	$903
Capital improvement reserves with landlords and lenders	3,223	2,865
Debt issuance costs, net	1,305	1,363

Restricted and other assets	$5,431	$5,131

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2009	2008
Quality assurance fee	$1,329	$1,422
Resident refunds payable	1,874	1,533
Deferred resident revenue	1,222	1,475
Cash held in trust for residents	1,373	1,082
Dividends payable	927	925
Income taxes payable	940	1,096
Property taxes	889	962
Other	2,894	2,555

Other accrued liabilities	$11,448	$11,050

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
11. INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Current:
Federal	$6,263	$3,719	$9,643	$7,330
State	1,161	752	2,030	1,475

	7,424	4,471	11,673	8,805

Deferred:
Federal	(1,786)	(169)	(795)	(351)
State	(430)	(45)	(447)	(89)

	(2,216)	(214)	(1,242)	(440)

Expense for uncertain tax positions	70	—	70	—
Other expense, net	4	20	59	124

Total	$5,282	$4,277	$10,560	$8,489

The Company’s deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30,	December 31,
	2009	2008
Deferred tax assets (liabilities):
Accrued expenses	$12,232	$10,503
Allowance for doubtful accounts	2,925	3,059
State taxes	—	314
Tax credits	1,201	1,132

Total deferred tax assets	16,358	15,008

State taxes	(274)	—
Depreciation and amortization	(1,932)	(2,106)
Prepaid expenses	(1,233)	(1,095)

Total deferred tax liabilities	(3,439)	(3,201)

Net deferred tax assets	$12,919	$11,807

12. Debt
The Company has a Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. The Company was in compliance with all covenants as of June 30, 2009. At June 30, 2009 and December 31, 2008, there were no outstanding borrowings under the Revolver. As of June 30, 2009, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2,133. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with the Company’s cooperation in December 2008. This reserve restricts $6.0 million of the Company’s borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation. In addition, in the event of the Company’s default under the Third Amended and Restated Loan Agreement (the Term Loan), the Lender has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.
Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year Treasury Note rate plus 2.25% (rates in effect at June 30, 2009 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$53,653	$54,102
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,364	6,449

	60,017	60,551
Less current maturities	(1,064)	(1,062)

	$58,953	$59,489

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. As of June 30, 2009 the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

13. OPTIONS AND WARRANTS
Stock-based compensation expense consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,136 as of June 30, 2009.
2001 Stock Option, Deferred Stock and Restricted Stock Plan — The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company’s IPO. At June 30, 2009 and December 31, 2008 there were 288 and 279, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.
2005 Stock Incentive Plan — The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock, of which only 800 shares were repurchased and therefore eligible for reissuance as of December 31, 2007 and 2006, to officers, employees, directors and consultants of the Company. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At June 30, 2009 and December 31, 2008 there were 117 unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.
2007 Omnibus Incentive Plan — The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, which began on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company’s board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At June 30, 2009 and December 31, 2008 there were 731 and 609, respectively, unissued shares of common stock available for issuance under this plan.
On July 23, 2009 the Company’s board of directors adopted an amendment to the Company’s 2007 Omnibus Incentive Plan, amending the equity compensation program for the Company’s non-employee directors to phase out a program of automatic non-qualified stock option grants and phase in a program providing for automatic quarterly stock awards to non-employee directors for their service on the Company’s board of directors.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. Approximately 306 options were granted during the six month period ended June 30, 2009. The Company used the following assumptions for stock options granted during the six months ended June 30, 2009 and the year ended December 31, 2008:

						Weighted
			Weighted		Weighted	Average
		Options	Average Risk-	Expected	Average	Dividend
Grant Year	Plan	Granted	Free Rate	Life	Volatility	Yield
2009	2007	306	2.17 – 2.39%	6.5 years	55%	1.08%
2008	2007	836	2.88 – 3.47%	6.5 years	45 – 50%	1.45%
For the six months ended June 30, 2009 and the year ended December 31, 2008, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

			Weighted
			Average Exercise	Weighted
			Price and Fair	Average Fair
		Options	Value of	Value of
Grant Year	Plan	Granted	Common Stock	Options
2009	2007	306	$16.14	$8.05
2008	2007	836	$12.00	$5.33
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2009 and December 31, 2008, and therefore, the intrinsic value was $0.
The following table represents the employee stock option activity during the year ended December 31, 2008 and the six months ended June 30, 2009:

		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Vested	Price
December 31, 2007	1,023	$6.19	316	$5.25
Granted	836	12.00
Forfeited	(72)	8.21
Exercised	(84)	5.21

December 31, 2008	1,703	9.01	451	5.74

Granted	306	16.14
Forfeitures	(25)	10.09
Exercised	(27)	5.40

June 30, 2009	1,957	$10.16	532	$6.74

The following summary information reflects stock options outstanding, vesting and related details as of June 30, 2009:

					Stock Options
	Stock Options Outstanding				Vested
				Remaining	Number
		Number	Black-Scholes	Contractual	Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	Exercisable
2003	$0.67–0.81	39	$ *	5	39
2004	$1.96–2.46	48	*	6	41
2005	$4.99–5.75	257	*	7	149
2006	$7.05–7.50	525	5,029	8	203
2008	$9.38–14.87	785	4,194	9	100
2009	$14.92–16.70	303	2,443	10	—

Total		1,957	$11,666		532

*	The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

The Company recognized $476 and $992 in compensation expense during the three and six months ended June 30, 2009 and $291 and $752 during the three and six months ended June 30, 2008, respectively. In future periods, the Company expects to recognize approximately $8.1 million in stock-based compensation expense over the next 2.8 weighted average years for unvested options that were outstanding as of June 30, 2009. There were 1,425 unvested and outstanding options at June 30, 2009, of which 1,270 are expected to vest. The weighted average contractual life for options vested at June 30, 2009 was 6.8 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
Options	2009	2008
Outstanding	$8,640	$13,778
Vested	3,979	7,513
Expected to vest	4,161	2,353
Exercised	271	996
The intrinsic value is calculated as the difference between the market value and the exercise price of the options.
14. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases and one capital lease, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,839 and $7,656 for the three and six months ended June 30, 2009, respectively, and $4,252 and $8,481 for the three and six months ended June 30, 2008, respectively.
On July 15, 2009, the Company entered into the fourth amendment to the lease for its Service Center. The amendment extended the lease for ten years from the end of the existing lease term. In addition, the lease amendment expands the amount of rentable space by 9,110 square feet. Estimated future minimum lease payments for each of the years ending December 31 are as follows:

Year	Amount
2009	$53
2010	195
2011	322
2012	574
2013	598
Thereafter	3.666

$5,408

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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of June 30, 2009.
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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it does business.
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.
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
Other Matters — In March 2007, the Company and certain of its officers received a series of notices from its bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to our bank. The U.S. Attorney subsequently rescinded that demand. The rescinded demand requested documents from the Company’s bank related to financial transactions involving the Company, ten of its operating subsidiaries, an outside investor group, and certain of the Company’s current and former officers. Subsequently, in June of 2007, the U.S. Attorney sent a letter to one of the Company’s current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at unspecified facilities. Although both the Company and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request.
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

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on the Company’s Service Center and six of its Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. The Company has worked with the U.S. Attorney’s office to produce information responsive to both subpoenas. The Company and its regulatory counsel continue to actively work with the U.S. Attorney’s office to determine what additional information, if any, will be assistive.
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
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectibility of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 61% and 59% of its total accounts receivable as of June 30, 2009 and December 31, 2008, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for both periods during the three and six months ended June 30, 2009 and 74% and 75% for the three and six months ended June 30, 2008, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S.
15. Subsequent Events
Subsequent to June 30, 2009, the Company entered into an agreement to purchase real property and assets, including approximately 260 operational skilled nursing facility beds, 39 independent living units and a hospice care operation for approximately $17,000. As of the date of this filing, this transaction is still in the preliminary stages and the Company cannot guarantee the purchase will occur.

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

Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 70 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of June 30, 2009, we owned 38 of our facilities and operated an additional 32 facilities under long-term lease arrangements, and had options to purchase 9 of those 32 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of June 30, 2009:

		Leased	Leased
		(with a	(without a
		Purchase	Purchase
	Owned	Option)	Option)	Total
Number of facilities	38	9	23	70
Percent of total	54.2%	12.9%	32.9%	100%
Operational skilled nursing, assisted living and independent living beds	4,182	1,059	2,745	7,986
Percent of total	52.3%	13.3%	34.4%	100%
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
Recent Developments
On January 1, 2009, we assumed an existing lease for a 149 operational bed skilled nursing facility in San Luis Obispo, California. We purchased the tenant’s rights under the lease agreement from the prior tenant and operator for approximately $1.6 million, which was paid in cash. We did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. Consistent with our acquisition practices, we also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
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
On February 1, 2009, we purchased three skilled nursing facilities and one assisted living facility in Colorado for approximately $10.8 million, which was paid in cash. This acquisition added 217 operational skilled nursing and 38 operational assisted living beds to our operations. Consistent with our acquisition practices, we also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.
Facility Acquisition History

											As of
	As of December 31,										June 30,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	70
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	7,986

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of June 30, 2009:

	CA	AZ	TX	UT	CO	WA	ID	Total
Number of facilities	33	12	11	6	4	3	1	70
Operational skilled nursing, assisted living and independent living beds	3,721	1,836	1,226	577	255	283	88	7,986
Key Performance Indicators
We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
•	Routine revenue: Routine revenue is generated by the contracted daily rate charged for all contractually inclusive services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.

•	Skilled revenue: The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled residents that are included in this population represent very high acuity residents who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care Skilled revenue excludes any revenue generated from our assisted living services.

•	Skilled mix: The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•	Quality mix: The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period.

•	Average daily rates: The routine revenue by payor source for a period at our skilled nursing facilities divided by actual patient days for that revenue source for that given period.

•	Occupancy percentage (operational beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.

•	Number of facilities and operational beds: The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of operational beds associated with these facilities.
Skilled and Quality Mix. Like most skilled nursing providers, we measure both patient days and revenue by payor. Medicare, managed care and other skilled patients, whom we refer to as high acuity patients, typically require a higher level of skilled nursing and rehabilitative care. Accordingly, Medicare and managed care reimbursement rates are typically higher than from other payors. In most states, Medicaid reimbursement rates are generally the lowest of all payor types. Changes in the payor mix can significantly affect our revenue and profitability.
The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Skilled Mix:
Days	24.3%	25.5%	24.8%	25.4%
Revenue	48.0%	49.4%	48.3%	49.2%
Quality Mix:
Days	36.8%	38.6%	37.4%	38.2%
Revenue	57.5%	59.2%	57.8%	58.8%

Occupancy. We define occupancy as the ratio of actual patient days (one patient day equals one resident occupying one bed for one day) during any measurement period to the number of beds in facilities which are available for occupancy during the measurement period. The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. In addition, we occasionally acquire facilities with “banked” beds, for which valuable licensing rights have been retained, but have been voluntarily suspended under state regulations until the beds can be economically placed into service again. We define occupancy in operational beds as the ratio of actual patient days during any measurement period to the number of available patient days for that period. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Occupancy:
Operational beds at end of period	7,986	7,219	7,986	7,219
Available patient days	726,636	653,509	1,436,636	1,300,064
Actual patient days	576,738	528,984	1,143,357	1,059,379
Occupancy percentage (based on operational beds)	79.4%	81.0%	79.6%	81.5%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
	(in thousands)
Revenue:
Medicare	$43,156	32.7%	$38,877	33.7%	$86,362	32.9%	$76,795	33.5%
Managed care	17,182	13.0	15,923	13.8	34,679	13.2	31,179	13.6
Other skilled	2,756	2.1	1,873	1.6	5,039	1.9	4,082	1.8
Private and other payors(1)	15,481	11.7	13,641	11.8	30,544	11.7	26,720	11.7
Medicaid	53,603	40.5	45,004	39.1	105,839	40.3	90,321	39.4

Total revenue	$132,178	100.0%	$115,318	100.0%	$262,463	100.0%	$229,097	100.0%

(1)	Includes revenue from assisted living facilities.
Critical Accounting Policies Update
There have been no significant changes during the six month period ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.

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
On July 31, 2009, Centers for Medicare and Medicaid Services (CMS) released its final rule on the fiscal year 2010 PPS reimbursement rates for skilled nursing facilities, which resulted in a 2.2% market basket increase. The fiscal year 2010 recalibration of the case mix index (CMI) is expected to correct a forecast error resulting in a 3.3% rate reduction.
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

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	79.7	80.3	79.8	80.3
Facility rent—cost of services	2.8	3.4	2.8	3.5
General and administrative expense	4.1	4.3	4.0	4.4
Depreciation and amortization	2.4	1.9	2.4	1.8

Total expenses	89.0	89.9	89.0	90.0
Income from operations	11.0	10.1	11.0	10.0
Other income (expense):
Interest expense	(0.9)	(1.0)	(1.0)	(1.0)
Interest income	0.1	0.3	0.1	0.3

Other expense, net	(0.8)	(0.7)	(0.9)	(0.7)

Income before provision for income taxes	10.2	9.4	10.1	9.3
Provision for income taxes	4.0	3.7	4.0	3.7

Net income	6.2%	5.7%	6.1%	5.6%
The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Consolidated Statement of Income Data:
Net income	$8,184	$6,519	$16,107	$12,853
Interest expense, net	1,072	797	2,330	1,515
Provision for income taxes	5,282	4,277	10,560	8,489
Depreciation and amortization	3,209	2,173	6,174	4,163

EBITDA(1)	$17,747	$13,766	$35,171	$27,020

Facility rent—cost of services	3,724	3,948	7,425	7,947

EBITDAR(1)	$21,471	$17,714	$42,596	$34,967

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended
	June 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$132,178	$115,318	$16,860	14.6%
Number of facilities at period end	70	62	8	12.9%
Actual patient days	576,738	528,984	47,754	9.0%
Occupancy percentage — Operational beds	79.4%	81.0%		(1.6)%
Skilled mix by nursing days	24.3%	25.5%		(1.2)%
Skilled mix by revenue	48.0%	49.4%		(1.4)%

	Three Months Ended
	June 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$121,757	$114,255	$7,502	6.6%
Number of facilities at period end	61	61	—	—%
Actual patient days	524,582	524,381	201	0.0%
Occupancy percentage — Operational beds	81.0%	81.1%		(0.1)%
Skilled mix by nursing days	25.3%	25.5%		(0.2)%
Skilled mix by revenue	49.6%	49.5%		0.1%

	Three Months Ended
	June 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(2):
Revenue	$10,421	$1,063	$9,358	NM %
Number of facilities at period end	9	1	8	NM %
Actual patient days	52,156	4,603	47,553	NM %
Occupancy percentage — Operational beds	66.0%	66.2%		(0.2)%
Skilled mix by nursing days	13.5%	28.0%		(14.4)%
Skilled mix by revenue	29.2%	48.2%		(19.0)%

(1)	Same Facility results represent all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to April 1, 2008.

(2)	Recently Acquired Facility results include all facilities acquired subsequent to April 1, 2008.
Revenue. Revenue increased $16.9 million, or 14.6%, to $132.2 million for the three months ended June 30, 2009 compared to $115.3 million for the three months ended June 30, 2008. Of the $16.9 million increase, Medicare and managed care revenue increased $5.6 million, or 10.1%, other skilled revenue increased $0.9 million, or 47.1%, Medicaid custodial revenue increased $8.6 million, or 19.1%, and private and other revenue increased $1.8 million, or 13.5%. This growth occurred despite an overall census decrease of 3.4% at our assisted living facilities and a decline in occupancy rates at Recently Acquired Facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate that our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.
Revenue generated by Same Facilities increased $7.5 million, or 6.6%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to higher acuity levels and higher reimbursement rates resulting from statutory increases relative to the three months ended June 30, 2008. The occupancy rate remained stable despite the transitioning of skilled nursing beds at two of our facilities to include sub acute services and the continued inflow of residents to the additional 30 skilled nursing beds in our Walla Walla, WA facility.
Approximately $9.4 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the operations for the three months ended June 30, 2009 at five skilled nursing facilities, one assisted living facility and one skilled nursing facility which also provides assisted living and independent living services acquired during the first quarter of 2009 and one skilled nursing facility acquired in December 2008.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	% Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$547.23	$496.80	$466.65	$400.64	$542.05	$495.57	9.4%
Managed care	341.32	330.08	396.32	376.40	342.94	330.41	3.8%
Other skilled	620.88	596.98	—	—	620.88	596.98	4.0%
Total skilled revenue	470.14	436.70	450.61	394.40	469.18	436.27	7.5%
Medicaid	159.78	149.89	164.21	180.68	160.16	150.11	6.7%
Private and other payors	179.67	169.55	185.32	137.31	180.64	168.95	6.9%
Total skilled nursing revenue	$240.27	$225.23	$207.69	$229.35	$237.40	$225.26	5.2%
The average Medicare daily rate increased by approximately 9.4% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, as a result of higher acuity patient mix and an increase in the national average Medicare rate of approximately 3.4% as a result of the market basket increase beginning in the fourth quarter of fiscal year 2008. The average Medicaid rate increase of 6.7% in the three months ended June 30, 2009 relative to the same period in the prior year primarily resulted from increases in reimbursement rates in the state of Texas due to the state reimbursement system changing to a RUG based system.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Revenue:
Medicare	33.3%	33.7%	23.3%	36.3%	32.5%	33.7%
Managed care	13.9	14.1	5.9	11.9	13.3	14.0
Other skilled	2.4	1.7	—	—	2.2	1.7

Skilled mix	49.6	49.5	29.2	48.2	48.0	49.4
Private and other payors	8.5	9.7	21.7	15.4	9.5	9.8

Quality mix	58.1	59.2	50.9	63.6	57.5	59.2
Medicaid	41.9	40.8	49.1	36.4	42.5	40.8

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Days:
Medicare	14.6%	15.3%	10.4%	20.8%	14.2%	15.3%
Managed care	9.8	9.6	3.1	7.2	9.2	9.6
Other skilled	0.9	0.6	—	—	0.9	0.6

Skilled mix	25.3	25.5	13.5	28.0	24.3	25.5
Private and other payors	11.5	12.9	24.3	25.8	12.5	13.1

Quality mix	36.8	38.4	37.8	53.8	36.8	38.6
Medicaid	63.2	61.6	62.2	46.2	63.2	61.4

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $12.7 million, or 13.7%, to $105.3 million for the three months ended June 30, 2009 compared to $92.6 million for the three months ended June 30, 2008. Cost of services decreased as a percent of total revenue to 79.7% for the three months ended June 30, 2009 as compared to 80.3% for the three months ended June 30, 2008. Of the $12.7 million increase, $5.0 million was attributable to Same Facility increases and the remaining $7.7 million was attributable to Recently Acquired Facilities. The $5.0 million increase was primarily due to a $2.1 million increase in salaries and benefits, partially offset by a reduction in contract nursing services of $0.3 million, a $1.3 million increase in insurance costs and a $1.0 million increase in ancillary expenses. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which is attributable to replacing contract nursing labor with full time employees. The increase in insurance costs was primarily a result of increased self-insured general and professional liability due to an increase in the level of self-insured deductible and higher actuarial projections for future claim settlements. The increase in ancillary expenses is primarily due to increased therapy expenses.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.2 million, or 5.7%, to $3.7 million for the three months ended June 30, 2009 compared to $3.9 million for the three months ended June 30, 2008. Facility rent-cost of services decreased as a percent of total revenue to 2.8% for the three months ended June 30, 2009 as compared to 3.4% for the three months ended June 30, 2008. This decrease was primarily due to a $0.3 million decrease as a result of our purchases of six previously leased properties during 2008.
General and Administrative Expense. General and administrative expense increased $0.4 million, or 9.0%, to $5.4 million for the three months ended June 30, 2009 compared to $5.0 million for the three months ended June 30, 2008. General and administrative expense decreased as a percent of total revenue to 4.1% for the three months ended June 30, 2009 as compared to 4.3% for the three months ended June 30, 2008. The $0.4 million increase was primarily due to an increase in wages and benefits, largely due to increases in incentive compensation related to improved profitability and additional staffing in our accounting and legal departments.
We have, and will continue to experience higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go forward basis, until 2011 when the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 47.6%, to $3.2 million for the three months ended June 30, 2009 compared to $2.2 million for the three months ended June 30, 2008. Depreciation and amortization expense increased as a percent of total revenue to 2.4% for the three months ended June 30, 2009 as compared to 1.9% for the three months ended June 30, 2008. This increase was related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of six previously leased properties during 2008. In addition, amortization expense increased $0.2 million as compared to the three months ended June 30, 2008, primarily related to the amortization of patient base intangible assets at Recently Acquired Facilities.
Other Income (Expense). Other expense, net increased $0.3 million, or 34.5%, to $1.1 million for the three months ended June 30, 2009 compared to $0.8 million for the three months ended June 30, 2008. Other expense, net increased as a percent of total revenue to 0.8% for the three months ended June 30, 2009 as compared to 0.7% for the three months ended June 30, 2008. This change was primarily due to a $0.3 million decrease in interest income received for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Provision for Income Taxes. Provision for income taxes increased $1.0 million, or 23.5%, to $5.3 million for the three months ended June 30, 2009 compared to $4.3 million for the three months ended June 30, 2008. This increase resulted from the increase in income before income taxes of $2.7 million, or 24.7%. Our effective tax rate was 39.2% for the three months ended June 30, 2009 as compared to 39.6% for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended
	June 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$262,463	$229,097	$33,366	14.6%
Number of facilities at period end	70	62	8	12.9%
Actual patient days	1,143,357	1,059,379	83,978	7.9%
Occupancy percentage — Operational beds	79.6%	81.5%		(1.9)%
Skilled mix by nursing days	24.8%	25.4%		(0.6)%
Skilled mix by revenue	48.3%	49.2%		(0.9)%

	Six Months Ended
	June 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$243,696	$228,034	$15,662	6.9%
Number of facilities at period end	61	61	—	0.0%
Actual patient days	1,049,358	1,054,776	(5,418)	(0.5)%
Occupancy percentage — Operational beds	81.3%	81.6%		(0.3)%
Skilled mix by nursing days	25.8%	25.4%		0.4%
Skilled mix by revenue	49.8%	49.2%		0.6%

	Six Months Ended
	June 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(2):
Revenue	$18,766	$1,063	$17,703	NM %
Number of facilities at period end	9	1	8	NM %
Actual patient days	93,999	4,603	89,396	NM %
Occupancy percentage — Operational beds	64.4%	66.2%		(1.8)%
Skilled mix by nursing days	13.1%	28.0%		(14.9)%
Skilled mix by revenue	28.6%	48.2%		(19.5)%

(1)	Same Facility results represent all facilities operated for the entire comparable periods presented and excludes facilities acquired subsequent to January 1, 2008.

(2)	Recently Acquired Facility results include all facilities acquired subsequent to January 1, 2008.
Revenue. Revenue increased $33.4 million, or 14.6%, to $262.5 million for the six months ended June 30, 2009 compared to $229.1 million for the six months ended June 30, 2008. Of the $33.4 million increase, Medicare and managed care revenue increased $13.1 million, or 12.1%, other skilled revenue increased $1.0 million, or 23.4%, Medicaid custodial revenue increased $15.5 million, or 17.2%, and private and other revenue increased $3.8 million, or 14.3%. This growth occurred despite an overall census decrease due to a reduction in the number of days in the year to 181 for the six months ended June 30, 2009 as compared to 182 for the six months ended June 30, 2008. The lower occupancy rate was primarily attributable to our Recently Acquired Facilities which had a combined occupancy rate of 64.4% and a decline in the occupancy rate of our assisted living facilities of 5.2%. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. If this trend continues, we anticipate that our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.
Revenue generated by Same Facilities increased $15.7 million, or 6.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was primarily due to an increase in skilled mix of 0.6% combined with higher acuity levels and higher reimbursement rates resulting from statutory increases relative to the six months ended June 30, 2008. The stable occupancy rate was negatively impacted by the unavailability of operational beds as we transition skilled nursing beds to include sub acute services and the continued inflow of residents to the additional 30 skilled nursing beds in our Walla Walla, WA facility.

Approximately $17.7 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the current year operations at five skilled nursing facilities, one assisted living facility and one skilled nursing facility which also provides assisted living and independent living services acquired during the six months ended June 30, 2009 and one skilled nursing facility acquired in December 2008.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Acquisitions		Total
							%
	2009	2008	2009	2008	2009	2008	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$539.69	$495.09	$459.25	$400.64	$535.15	$494.48	8.2%
Managed care	336.60	322.87	419.62	376.40	338.73	323.06	4.9%
Other skilled	632.38	595.38	—	—	632.38	595.38	6.2%
Total skilled revenue	463.53	433.04	450.18	394.40	462.96	432.84	7.0%
Medicaid	160.24	149.59	163.52	180.68	160.51	149.70	7.2%
Private and other payors	178.96	166.88	182.00	137.31	179.43	166.60	7.7%
Total skilled nursing revenue	$240.27	$223.41	$205.36	$229.35	$237.43	$223.43	6.3%
The average Medicare daily rate increased by approximately 8.2% in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.4% as a result of the market basket increase beginning in the fourth quarter of fiscal year 2008.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Revenue:
Medicare	33.5%	33.5%	22.5%	36.4%	32.8%	33.5%
Managed care	14.1	13.8	6.1	11.8	13.5	13.8
Other skilled	2.2	1.9	—	—	2.0	1.9

Skilled mix	49.8	49.2	28.6	48.2	48.3	49.2
Private and other payors	8.6	9.6	21.4	15.4	9.5	9.6

Quality mix	58.4	58.8	50.0	63.6	57.8	58.8
Medicaid	41.6	41.2	50.0	36.4	42.2	41.2

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Acquisitions		Total
	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Days:
Medicare	14.9%	15.1%	10.1%	20.8%	14.5%	15.2%
Managed care	10.1	9.6	3.0	7.2	9.5	9.5
Other skilled	0.8	0.7	—	—	0.8	0.7

Skilled mix	25.8	25.4	13.1	28.0	24.8	25.4
Private and other payors	11.6	12.8	24.1	25.8	12.6	12.8

Quality mix	37.4	38.2	37.2	53.8	37.4	38.2
Medicaid	62.6	61.8	62.8	46.2	62.6	61.8

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $25.4 million, or 13.8%, to $209.5 million for the six months ended June 30, 2009 compared to $184.1 million for the six months ended June 30, 2008. Cost of services decreased as a percent of total revenue to 79.8% for the six months ended June 30, 2009 as compared to 80.3% for the six months ended June 30, 2008. Of the $25.4 million increase, $10.6 million was attributable to Same Facility increases and the remaining $14.8 million was attributable to Recently Acquired Facilities. The $10.6 million increase was primarily due to a $4.4 million increase in salaries and benefits, partially offset by a reduction in contract nursing services of $0.6 million, a $2.3 million increase in ancillary expenses, and a $2.2 million increase in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which is attributable to replacing contract nursing labor with full time employees. The increase in ancillary expenses is primarily due to increased therapy expenses which correspond to increases in skilled mix. The increase in insurance costs was primarily a result of increased self-insured general and professional liability due to an increase in the level of self-insured deductible and higher actuarial projections for future claim settlements.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.5 million, or 6.6%, to $7.4 million for the six months ended June 30, 2009 compared to $7.9 million for the six months ended June 30, 2008. Facility rent-cost of services decreased as a percent of total revenue to 2.8% for the six months ended June 30, 2009 as compared to 3.5% for the six months ended June 30, 2008. This decrease is due to a $0.8 million decrease as a result of our purchases of six previously leased properties during 2008. This decrease was partially offset by a $0.3 million increase in rent expense related to Recently Acquired Facilities and increases in rent at Same Facilities.
General and Administrative Expense. General and administrative expense increased $0.3 million, or 3.1%, to $10.4 million for the six months ended June 30, 2009 compared to $10.1 million for the six months ended June 30, 2008. General and administrative expense decreased as a percent of total revenue to 4.0% for the six months ended June 30, 2009 as compared to 4.4% for the six months ended June 30, 2008. The $0.3 million increase was primarily due to an increase in wages and benefits, largely due to increases in incentive compensation related to improved profitability and additional staffing in our accounting and legal departments.
We have, and will continue to experience higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go forward basis until 2011, when the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million, or 48.3%, to $6.2 million for the six months ended June 30, 2009 compared to $4.2 million for the six months ended June 30, 2008. Depreciation and amortization expense increased as a percent of total revenue to 2.4% for the six months ended June 30, 2009 as compared to 1.8% for the six months ended June 30, 2008. This increase was related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of six previously leased properties during 2008. In addition, amortization expense increased $0.4 million as compared to the six months ended June 30, 2008, related to the amortization of patient base intangible assets at Recently Acquired Facilities.
Other Income (Expense). Other expense, net increased $0.8 million, or 53.8%, to $2.3 million for the six months ended June 30, 2009 compared to $1.5 million for the six months ended June 30, 2008. Other expense, net increased as a percent of total revenue to 0.9% for the six months ended June 30, 2009 as compared to 0.7% for the six months ended June 30, 2008. This change was due to a $0.8 million decrease in interest income received for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Provision for Income Taxes. Provision for income taxes increased $2.1 million, or 24.4%, to $10.6 million for the six months ended June 30, 2009 compared to $8.5 million for the six months ended June 30, 2008. This increase resulted from the increase in income before income taxes of $5.3 million, or 25.0%. Our effective tax rate was 39.6% for the six months ended June 30, 2009 as compared to 39.8% for the six months ended June 30, 2008.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender). As of June 30, 2009, the maximum available for borrowing under the Revolver was approximately $50.0 million, subject to available collateral limits. During the six months ended June 30, 2009 and the year ended December 31, 2008, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2.1 million. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $22.1 million and $9.4 million for the six months ended June 30, 2009 and 2008, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $11.7 million and $19.2 million for the six months ended June 30, 2009 and 2008, respectively. We currently have a combined $14.0 million budgeted for capital expenditure projects in 2009 and 2010.

We believe our current cash balances, our cash flow from operations and the Revolver will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of June 30, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of June 30, 2009, we held debt security investments of approximately $12.1 million, which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$18,700	$24,585
Net cash used in investing activities	(24,072)	(21,374)
Net cash used in financing activities	(2,267)	(4,009)

Net increase (decrease) in cash and cash equivalents	(7,639)	(798)
Cash and cash equivalents at beginning of period	41,326	51,732

Cash and cash equivalents at end of period	$33,687	$50,934

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Net cash provided by operations for the six months ended June 30, 2009 was $18.7 million compared to $24.6 million for the six months ended June 30, 2008, a decrease of $5.9 million. This decrease was primarily due to increases in outstanding accounts receivable balances and decreased cash disbursements related to prepaid income taxes in 2008 which did not recur in the current year. This increase was partially offset by our improved operating results, which contributed $24.3 million in 2009 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefit from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $19.5 million for 2008, an increase of $4.8 million.
Net cash used in investing activities for the six months ended June 30, 2009 was $24.1 million compared to $21.4 million for the six months ended June 30, 2008, an increase of $2.7 million. The increase was the result of net $23.7 million in cash paid for business acquisitions and purchased property and equipment in the six months ended June 30, 2009 compared to $21.2 million in the six months ended June 30, 2008.
Net cash used in financing activities for the six months ended June 30, 2009 totaled $2.3 million compared to $4.0 million for the six months ended June 30, 2008, a decrease of $1.7 million. The decrease was primarily due to payment of the remaining principal balance on one mortgage note in April 2008, which did not recur in the current year. This decrease was partially offset by higher dividend payments during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Principal Debt Obligations and Capital Expenditures
Revolving Credit Facility with General Electric Capital Corporation
On February 21, 2008, we amended our existing Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. In connection with the Revolver, we incurred financing costs of approximately $0.5 million. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us to the Lender, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.
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
A violation of these or other representations or covenants of ours could result in a default under the Revolver and could possibly cause the entire amount outstanding under the Revolver and a cross-default of all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.
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
Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of June 30, 2009, we were in compliance with all loan covenants. As of June 30, 2009, our borrowing subsidiaries had $53.7 million outstanding on the Term Loan.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of June 30, 2009, the balance outstanding on this mortgage loan was approximately $6.4 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.8 million and $7.7 million for the three and six months ended June 30, 2009, respectively, and $4.3 million and $8.5 million for the three and six months ended June 30, 2008, respectively. In addition to the above, we lease one facility under a capital lease agreement with an initial lease term of 15 years.
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
Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney’s office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney’s office to determine what additional information, if any, will be assistive.

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
New Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification and the Heirarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (the Codification) as a single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP) to be launched July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us in the interim period ending September 30, 2009, and at that time all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it is not expected to have any impact on our financial position or cash flows.
Adoption of New Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165) (or ASC section 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of SFAS 165 during the second quarter of the fiscal year 2009 had no impact on its consolidated financial statements. We have evaluated subsequent events through August 6, 2009, the date of our issuance of the condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 (ASC 825-10-50), which expands the fair value disclosures required for all financial instruments within the scope of Statement 107 (ASC825-10-50) to interim periods for publicly traded entities. The FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. It does not require interim disclosures of credit or market risks also discussed in Statement 107. Our adoption of FSP FAS 107-1 and APB 28-1 had no impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) (or ASC section 820-10), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (FSP FAS 157-3) , which clarifies the application of SFAS 157 in an inactive market and to illustrate how an entity would determine fair value in an inactive market. Our adoption of SFAS 157 and related FSPs for non-financial assets and liabilities had no impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) (or ASC section 805), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 141(R) at the beginning of fiscal year 2009. See Note 6 in Notes to the Condensed Consolidated Financial Statements and Management Discussion and Analysis for a description of the impact of this adoption on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160) (or ASC section 810-10), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by Statement 160. Our adoption of SFAS 160 at the beginning of fiscal year 2009 had no impact on our consolidated financial statements.
In September 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1) (or ASC section 260-10). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of FSP 03-6-1 at the beginning of fiscal year 2009 did not have a significant impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At June 30, 2009, we had no outstanding floating rate debt.
Our cash and cash equivalents as of June 30, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of June 30, 2009, we held debt security investments of approximately $12.1 million which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of June 30, 2009, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We derived approximately 42% of our revenue from the Medicaid program for both periods during the three and six months ended June 30, 2009 and approximately 41% for both periods during the three and six months ended June 30, 2008, respectively. We derived approximately 33% of our revenue from the Medicare program for both periods during the three and six months ended June 30, 2009 and approximately 33% and 34% for the three and six months ended June 30, 2008, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.
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
Recently, the President and members of Congress proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures.
We cannot predict what healthcare initiatives, if any, will be implemented, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements and adversely affect our business.
Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.
Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California’s governor declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. In July 2009, the State amended the budget for the fiscal year beginning July 1, 2009 to include another $24 billion in solutions to address the further deterioration of the state’s fiscal situation identified in the May Budget Revision. This amendment included reductions to Medi-Cal spending of $1.4 billion. However, we anticipate overall reimbursement from Medi-Cal will remain stable. Any decrease in California’s Medi-Cal spending for skilled nursing facilities could adversely affect our financial condition and results of operation. Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities.
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
Medicare payments for skilled nursing services are paid on a case-mix adjusted per diem prospective payment system (PPS) for all routine, ancillary and capital-related costs. The prospective payment for skilled nursing services is based solely on the adjusted federal per diem rate. On July 31, 2009, CMS released its final rule on the fiscal year 2010 PPS reimbursement rates for skilled nursing facilities, which resulted in a 2.2% market basket increase. The fiscal year 2010 recalibration of the case mix index (CMI) is expected to correct a forecast error resulting in a 3.3% rate reduction.
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
Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The BBA requires a combined cap for physical therapy and speech-language pathology and a separate cap for occupational therapy. Due to a series of moratoria enacted subsequent to the BBA, the caps were only in effect in 1999 and for a few months in 2003. With the expiration of the most recent moratorium, the caps were reinstated on January 1, 2006 at $1,740 for physical therapy and speech therapy, and $1,740 for occupational therapy. Each of these caps increased to $1,780 on January 1, 2007, $1,810 on January 1, 2008 and $1,840 on January 1, 2009.

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
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For both periods during the three and six months ended June 30, 2009, approximately 75% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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
We operate one or more skilled nursing facilities in the states of California, Arizona, Texas, Washington, Utah, Colorado and Idaho. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. In California, the Department of Health Services (DHS) enforces legislation that requires each skilled nursing facility to provide a minimum of 3.2 nursing hours per patient day. DHS enforces this requirement primarily through on-site reviews conducted during periodic licensing and certification surveys and in response to complaints. If a facility is determined to be out of compliance with this minimum staffing requirement, DHS may issue a notice of deficiency, or a citation, depending on the impact on patient care. A citation carries with it the imposition of monetary fines that can range from $100 to $100,000 per citation. The issuance of either a notice of deficiency or a citation requires the facility to prepare and implement an acceptable plan of correction. If we are unable to satisfy the minimum staffing requirements required by DHS, we could be subject to significant monetary fines. In addition, if DHS were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.
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
Compliance with State and Federal Employment, Immigration, Licensing and Other Laws Could Increase our Cost of Doing Business.
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
On February 26, 2009, Congress reintroduced the Fairness in Nursing Home Arbitration Act of 2009. After failing to be enacted into law in the 110th Congress in 2008, the Fairness in Nursing Home Arbitration Act of 2009 was introduced in the 111th Congress and referred to the House and Senate judiciary committees in March 2009. If enacted, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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
Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney’s office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney’s office to determine what additional information, if any, will be assistive.
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
We also incur regulatory risk in acquiring certain facilities due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired facilities. For example, in order to acquire facilities on a predictable schedule, or to acquire declining operations quickly to prevent further pre-acquisition declines, we frequently acquire such facilities prior to receiving license approval or provider certification. We operate such facilities as the interim manager for the outgoing licensee, assuming financial responsibility, among other obligations for the facility. To the extent that we may be unable or delayed in obtaining a license, we may need to operate the facility under a management agreement from the prior operator. Any inability in obtaining consent from the prior operator of a target acquisition to utilizing its license in this manner could impact our ability to acquire additional facilities. If we were subsequently denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.
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
Overall operational occupancy across all of our facilities was approximately 79.6% and 81.5% for the six months ended June 30, 2009 and 2008, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. For example, one of our facilities is now surveyed every six months instead of every 12 to 15 months as a result of historical survey results that may date back to prior operators. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. From time to time, we experience a higher than normal number of negative survey findings in some of our facilities.
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
If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.

Significant legal actions and liability claims against us in excess of insurance limits or outside of our insurance coverage could subject us to increased insurance costs, litigation reserves, operating costs and substantial uninsured liabilities.
We maintain liability insurance policies in amounts and with coverage limits and deductibles we believe are appropriate based on the nature and risks of our business, historical experience, industry standards and the price and availability of coverage in the insurance market. At any given time, we may have multiple current professional liability cases and/or other types of claims pending, which is common in our industry. Since the inception of our current insurance policy, we have settled one claim in excess of the policy limits of our insurance coverages. We may face claims which exceed our insurance limits or are not covered by our policies.
We also face potential exposure to other types of liability claims, including, without limitation, directors’ and officers’ liability, employment practices and/or employment benefits liability, premises liability, and vehicle or other accident claims. Given the litigious environment in which all businesses operate, it is impossible to fully catalogue all of the potential types of liability claim that might be asserted against us. As a result of the litigation and potential litigation described above, as well as factors completely external to our company and endemic to the skilled nursing industry, during the past several years the overall cost of both general and professional liability insurance to the industry has dramatically increased, while the availability of affordable and favorable insurance coverage has dramatically decreased. If federal and state medical liability insurance reforms to limit future liability awards are not adopted and enforced, we expect that our insurance and liability costs may continue to increase.
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
In August 2008, Section 111 of the Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 added new mandatory reporting requirements for group health plan (GHP) arrangements and for liability insurance (including self-insurance), no-fault insurance, and workers’ compensation. Under the new reporting requirements, self-insured employers and insurers will be required as of April 1, 2010 to report eligible workers’ compensation, liability and no-fault claims payments made (settlements, judgments, awards, etc.) on or after July 1, 2009 to a Medicare beneficiary.
The geographic concentration of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
Our facilities located in California and Arizona account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately half of our facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides. In addition, to the extent we acquire additional facilities in Texas, we become more susceptible to revenue loss, cost increase or damage caused by hurricanes or flooding. Any significant loss due to a natural disaster may not be covered by insurance or may exceed our insurance limits and may also lead to an increase in the cost of insurance.
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
At June 30, 2009, we had $60.0 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $118.8 million of capital and operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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
Financial markets experienced significant disruptions in 2008, which is continuing in 2009. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Though we anticipate that the cash amounts generated internally, together with amounts available under the Revolver, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.
Delays in reimbursement may cause liquidity problems.
If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in 2009, California again faced a budget impasse. In 2008, California delayed any reimbursement subsequent to the end of July until such time the budget was enacted. Further, and independent to the budget impasse, the State of California delayed all August 2008 payments until September. We anticipate similar reimbursement delays will continue in future fiscal years on a permanent basis. Medi-Cal had also delayed reimbursement of rate increases which were announced in November 2008. These rate increases were put in place on a retrospective basis, effective August 1, 2008. In January 2009, the State of California announced expected cash shortages in February which impacted payments to Medi-Cal providers from late March through April. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which we are currently awaiting. If our facility fails the re-inspection, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of June 30, 2009 was approximately $6.4 million. In addition, we would be required to pay a prepayment penalty of approximately $0.1 million if this mortgage was repaid on June 30, 2009. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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
Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the Revolver with the Lender restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 20, 2009. At the Annual Meeting of Stockholders Christopher R. Christensen was elected to serve as a Class II member of our board of directors until our annual meeting in 2012 or until his successor has been appointed and qualified. Mr. Christensen was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominee. The figures reported reflect votes cast by holders of our common stock. Each share of common stock entitles its holder to one vote. A total of 13,850,780 shares were voted for Mr. Christensen (1,099,103 withheld).
The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009, with 14,582,887 votes being cast for the ratification, 50,209 votes against, 46,787 abstaining and no broker non-votes.
The stockholders further ratified the Company’s 2007 Omnibus Incentive Plan, with 12,884,360 votes being cast for the ratification, 161,723 votes against, 8,887 abstaining and 1,894,913 broker non-votes.
Item 5. Other Information
On July 15, 2009, we entered into the fourth amendment to the lease for our Service Center. The amendment extended the lease term for ten years from the end of the existing lease term. In addition, the lease amendment expands the amount of rentable space by 9,110 square feet.
Subsequent to June 30, 2009, we entered into an agreement to purchase real property and assets, including approximately 260 operational skilled nursing facility beds, 39 independent living units and a hospice care operation for approximately $17.0 million. As of the date of this filing, this transaction is still in the preliminary stages and we cannot guarantee the purchase will occur.

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

THE ENSIGN GROUP, INC.
August 6, 2009	BY: /s/ ALAN J. NORMAN
Alan J. Norman
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002