Form 10-Q
period 2009-09-30
ENSIGN GROUP, INC
filed 2009-11-02
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 30, 2009, 20,630,582 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$21,365	$41,326
Accounts receivable—less allowance for doubtful accounts of $7,045 and $7,266 at September 30, 2009 and December 31, 2008, respectively	51,920	49,188
Prepaid expenses and other current assets	8,076	4,692
Deferred tax asset—current	8,401	9,242

Total current assets	89,762	104,448
Property and equipment, net	181,643	157,029
Insurance subsidiary deposits and investments	13,580	11,745
Escrow deposits	17,014	10,090
Deferred tax asset	4,546	2,565
Restricted and other assets	5,151	5,131
Intangible assets, net	4,385	3,011
Goodwill	5,769	2,882

Total assets	$321,850	$296,901

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,874	$12,682
Accrued wages and related liabilities	23,834	25,389
Accrued self-insurance liabilities—current	8,543	7,454
Other accrued liabilities	10,931	11,050
Current maturities of long-term debt	1,122	1,062

Total current liabilities	57,304	57,637
Long-term debt—less current maturities	58,632	59,489
Accrued self-insurance liabilities—less current portion	21,762	18,864
Deferred rent and other long-term liabilities	4,913	4,890
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,276 and 20,628 shares issued and outstanding at September 30, 2009, respectively, and 21,236 and 20,564 shares issued and outstanding at December 31, 2008, respectively	21	21
Additional paid-in capital	66,171	64,110
Retained earnings	117,249	96,237
Common stock in treasury, at cost, 648 and 672 shares at September 30, 2009 and December 31, 2008, respectively	(4,202)	(4,347)

Total stockholders’ equity	179,239	156,021

Total liabilities and stockholders’ equity	$321,850	$296,901

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$132,924	$116,328	$395,387	$345,425
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	107,264	94,297	316,753	278,364
Facility rent—cost of services	3,707	3,282	11,132	11,229
General and administrative expense	4,883	4,565	15,261	14,628
Depreciation and amortization	3,239	2,350	9,413	6,513

Total expenses	119,093	104,494	352,559	310,734
Income from operations	13,831	11,834	42,828	34,691
Other income (expense):
Interest expense	(1,249)	(1,183)	(3,718)	(3,553)
Interest income	81	239	220	1,094

Other expense, net	(1,168)	(944)	(3,498)	(2,459)
Income before provision for income taxes	12,663	10,890	39,330	32,232
Provision for income taxes	4,977	4,093	15,537	12,582

Net income	$7,686	$6,797	$23,793	$19,650

Net income per share:
Basic	$0.37	$0.33	$1.16	$0.96

Diluted	$0.37	$0.33	$1.14	$0.95

Weighted average common shares outstanding:
Basic	20,616	20,525	20,591	20,512

Diluted	20,928	20,777	20,910	20,667

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$23,793	$19,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,413	6,524
Amortization of deferred financing fees	166	51
Deferred income taxes	(1,271)	945
Provision for doubtful accounts	2,950	3,050
Stock-based compensation	1,775	1,329
Excess tax benefit from share based compensation	(109)	(128)
Loss on disposition of property and equipment	71	212
Change in operating assets and liabilities
Accounts receivable	(5,682)	2,968
Prepaid expenses and other current assets	(3,384)	4,316
Insurance subsidiary deposits	(1,835)	(2,225)
Accounts payable	192	(2,432)
Accrued wages and related liabilities	(1,555)	756
Other accrued liabilities	(40)	(340)
Accrued self-insurance	3,987	1,551
Deferred rent liability	212	(628)

Net cash provided by operating activities	28,683	35,599

Cash flows from investing activities:
Purchase of property and equipment	(16,411)	(23,511)
Cash payment for business acquisitions	(22,133)	(2,005)
Escrow deposits	(17,014)	—
Escrow deposits used to fund business acquisitions	10,090	—
Cash proceeds from the sale of fixed assets	111	—
Restricted and other assets	(84)	(313)

Net cash used in investing activities	(45,441)	(25,829)

Cash flows from financing activities:
Payments on long term debt	(797)	(2,746)
Issuance of treasury stock upon exercise of options	145	255
Issuance of common stock upon exercise of options	241	121
Dividends paid	(2,778)	(2,468)
Principal payments on capital lease obligations	(21)	—
Excess tax benefit from share based compensation	109	128
Payments of deferred financing costs	(102)	(385)

Net cash used in financing activities	(3,203)	(5,095)

Net increase (decrease) in cash and cash equivalents	(19,961)	4,675
Cash and cash equivalents beginning of period	41,326	51,732

Cash and cash equivalents end of period	$21,365	$56,407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,808	$3,526

Income taxes	$20,266	$8,224

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 70 facilities as of September 30, 2009, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 8,000 operational skilled nursing, assisted living and independent living beds. As of September 30, 2009, the Company owned 38 of its 70 facilities and operated an additional 32 facilities through long-term lease arrangements, and had options to purchase 9 of those 32 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2008 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities. All intercompany transactions and balances have been eliminated in consolidation. Debt issuance costs, net of $1,363 have been reclassified from intangible assets, net to restricted and other assets on the condensed consolidated balance sheets as of December 31, 2008 to conform to current period presentation.
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

Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, and related ancillary services at the facilities. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.
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
Revenue from the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for both periods during the three and nine months ended September 30, 2009 and 74% and 75% for the three and nine months ended September 30, 2008, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $(42) and $423 for the three and nine months ended September 30, 2009, respectively, and $60 and $460 for the three and nine months ended September 30, 2008, respectively. The Company records revenue from private pay patients as services are performed.
Accounts Receivable — Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.
In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. The percentages applied to the aged receivable balances are based on the Company’s historical experience and time limits, if any, for managed care, Medicare and Medicaid. The Company periodically refines its procedures for estimating the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the nine months ended September 30, 2009 or 2008.
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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the nine months ended September 30, 2009 or 2008.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2009, the combined self-insured retention and corridor, was $500 per claim with a $1,500 deductible. As of April 1, 2009, for all facilities except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 66 facilities.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $20,329 and $17,938 as of September 30, 2009 and December 31, 2008, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $7,896 and $6,511 as of September 30, 2009 and December 31, 2008, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO and EPO plans. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,080 and $1,869 at September 30, 2009 and December 31, 2008, respectively.
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
The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that the Company could experience changes in estimated losses that could be material to net income. If the Company’s actual liability exceeds its estimates of loss, its future earnings and financial condition would be adversely affected.

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
Estimates and judgments regarding deferred tax assets and the associated valuation allowance, if any, are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the Company’s estimates and judgments. Actual results could differ from these estimates under different assumptions or conditions. The net deferred tax assets as of September 30, 2009 and December 31, 2008 were $12,947 and $11,807, respectively. The Company expects to fully utilize these deferred tax assets; however, their ultimate realization is dependent upon the amount of future taxable income during the periods in which the temporary differences become deductible.
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
Adoption of New Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification) as a single source of authoritative nongovernmental GAAP to be launched July 1, 2009. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification became effective for the Company in the interim period ending September 30, 2009, and as a result all references made to GAAP use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it did not have an impact on the Company’s financial position, operating results or cash flows.
In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (subsequent events). These standards are effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of these standards during the second quarter of fiscal year 2009 had no impact on its consolidated financial statements. The Company has evaluated subsequent events through November 2, 2009, the date of its issuance of the condensed consolidated financial statements.
In April 2009, the FASB expanded fair value disclosures required for all financial instruments to interim periods for publicly traded entities. Entities are required to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. It does not require interim disclosures of credit or market risks. The revised disclosure requirements had no impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued new standards that defined fair value, established a framework for measuring fair value in accordance with GAAP, and required enhanced disclosures about fair value measurements. This framework became effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of the fair value framework for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB clarified the application of the fair value framework in an inactive market and to illustrate how an entity would determine fair value in an inactive market. The Company’s adoption of the fair value framework for non-financial assets and liabilities had no impact on its consolidated financial statements.

In December 2007, the FASB revised the requirements for accounting for business combinations which require companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” The revised guidelines require companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. These requirements apply to all business combinations, including combinations by contract alone. Further, all business combinations are to be accounted for by applying the acquisition method. The revised business combination accounting standards are effective for fiscal years beginning on or after December 15, 2008. The Company adopted the revised business combination accounting standards at the beginning of fiscal year 2009. See Note 6 for a description of the impact of this adoption on the Company’s consolidated financial position and results of operations.
In December 2007, the FASB issued new standards that required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. These guidelines apply to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements and are to be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other required disclosures. The Company’s adoption of accounting for noncontrolling interests at the beginning of fiscal year 2009 had no impact on its consolidated financial statements.
In September 2008, the Emerging Issues Task Force (EITF) of the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. This determination affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. This ruling is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this conclusion at the beginning of fiscal year 2009 did not have a significant impact on its consolidated financial statements.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$7,686	$6,797	$23,793	$19,650

Denominator:
Weighted average shares outstanding for basic net income per share(1)	20,616	20,525	20,591	20,512

Basic net income per common share	$0.37	$0.33	$1.16	$0.96

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$7,686	$6,797	$23,793	$19,650

Denominator:
Weighted average common shares outstanding	20,616	20,525	20,591	20,512
Plus: incremental shares from assumed conversions(1)	312	252	319	155

Adjusted weighted average common shares outstanding	20,928	20,777	20,910	20,667

Diluted net income per common share	$0.37	$0.33	$1.14	$0.95

(1)	In addition, for the three and nine month periods ended September 30, 2009, the Company had 667 options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.
4. INSURANCE SUBSIDIARY DEPOSITS AND INVESTMENTS
On February 10, 2009, the Company purchased three separate AAA rated debt security investments for an aggregate purchase price of $12,183 with insurance subsidiary deposits and cash from the Captive. The debt securities mature in December 2010, July 2011 and December 2011 and are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The Company has the intent and believes it has the ability to hold these debt securities to maturity.
At September 30, 2009, the Company had approximately $12,104 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value.
5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three and nine months ended September 30, 2009 and 2008, respectively, is summarized in the following tables:

	Three Months Ended September 30,
	2009		2008
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid — custodial	$53,589	40.3%	$46,426	39.9%
Medicare	42,027	31.6	37,610	32.3
Medicaid — skilled	3,640	2.7	2,364	2.0

Total Medicaid and Medicare	99,256	74.6	86,400	74.2
Managed care	17,996	13.6	16,142	13.9
Private and other payors	15,672	11.8	13,786	11.9

Revenue	$132,924	100.0%	$116,328	100.0%

	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid — custodial	$159,428	40.3%	$136,748	39.6%
Medicare	128,389	32.5	114,405	33.1
Medicaid — skilled	8,627	2.2	6,446	1.9

Total Medicaid and Medicare	296,444	75.0	257,599	74.6
Managed care	52,675	13.3	47,320	13.7
Private and other payors	46,268	11.7	40,506	11.7

Revenue	$395,387	100.0%	$345,425	100.0%

Accounts receivable consisted of the following:

	September 30,	December 31,
	2009	2008
Medicaid	$20,593	$20,736
Managed care	16,036	15,321
Medicare	13,797	12,818
Private and other payors	8,539	7,579

	58,965	56,454
Less allowance for doubtful accounts	(7,045)	(7,266)

Accounts receivable	$51,920	$49,188

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
During the nine months ended September 30, 2009, the Company acquired seven facilities. The aggregate purchase price of six of the seven acquisitions was approximately $20,507, which was paid in cash. The Company acquired the remaining facility pursuant to a long-term lease arrangement between the Company and the real property owner of the facility. In this transaction, the Company assumed ownership of the skilled nursing operating business at this facility for approximately $1,626, which was paid in cash. The facilities acquired during the nine months ended September 30, 2009 are as follows:
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
Goodwill recognized in these transactions amounted to $2,887, which is expected to be fully deductible for tax purposes. In addition, the Company recognized other intangible assets in the form of favorable lease assets and patient base of $1,597 and $388, respectively. The Company expensed $76 and $177 in acquisition related costs which were previously capitalizable during the three and nine months ended September 30, 2009.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the nine months ended September 30, 2009 and the year ended December 31, 2008:

	September 30,	December 31,
	2009	2008
Land	$3,485	$—
Building and improvements	13,101	—
Equipment, furniture, and fixtures	675	—
Goodwill	2,887	—
Other intangible assets	1,985	2,005

	$22,133	$2,005

In addition, on September 30, 2009, the lease on one of the Company’s assisted living facilities in Arizona expired and the Company decided not to exercise its renewal option on this facility. As the operations of this facility were not material to the Company as a whole, the disposal of this facility was not shown as discontinued operations in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2009. Total revenues for the three and nine months ended September 30, 2009 for this facility were $496 and $1,412, respectively and net loss for the three and nine months ended September 30, 2009 for this facility was $156 and $206, respectively.
On October 1, 2009, the Company purchased a skilled nursing facility which also has the capacity to provide independent living and hospice services in Dallas, Texas for approximately $17,000, which was paid in cash. This acquisition added 264 operational skilled nursing beds, 39 independent living units and hospice care services to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction. No goodwill will be recognized as a part of this transaction. In addition, the Company will recognize other intangible assets in the form of patient base of $213. Total revenue for this facility recognized by the seller during the twelve months ended December 31, 2008 was approximately $18,000.
The table below presents the preliminary allocation of the purchase price for the above noted facility:

October 1,
2009
Land	$2,447
Building and improvements	13,738
Equipment, furniture, and fixtures	602
Other intangible assets	213
Goodwill	—

$17,000

On October 1, 2009, the Company purchased three skilled nursing facilities in Utah for approximately $23,000, of which $13,000 was paid in cash and the remaining $10,000 was financed through a short term loan with the seller. This acquisition added an aggregate of 396 operational skilled nursing beds to our operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction. Total revenue for these facilities, recognized by the seller during the twelve months ended December 31, 2008 was approximately $16,000. As of the date of this filing, the preliminary allocation of the purchase price for the three skilled nursing facilities in Utah was not completed as necessary valuation information has not yet been finalized
Taking into account the above transactions, the Company paid an aggregate of $62,133 to purchase seven skilled nursing facilities, one skilled nursing facility which also provides independent living services, one skilled nursing facility which also provides assisted living and independent living services, one assisted living facility and lease one skilled nursing facility.
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful and may be misleading as the information is not representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. Also, the eleven businesses acquired during the period from January 1, 2009 through October 1, 2009 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The pre-October acquisitions have been included in the September 30, 2009 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

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
Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
Land	$33,925	$30,440
Buildings and improvements	121,511	103,278
Equipment	31,391	22,790
Furniture and fixtures	8,223	8,198
Leasehold improvements	16,836	13,276
Construction in progress	2,689	3,922

	214,575	181,904
Less accumulated depreciation	(32,932)	(24,875)

Property and equipment, net	$181,643	$157,029

8. INTANGIBLE ASSETS — Net

	Weighted	September 30, 2009			December 31, 2008
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$1,071	$(678)	$393	$1,071	$(629)	$442
Favorable lease	20.0	3,573	(222)	3,351	1,976	(67)	1,909
Customer base	0.3	630	(630)	—	242	(242)	—
Trade name	30.0	733	(92)	641	733	(73)	660

Total		$6,007	$(1,622)	$4,385	$4,022	$(1,011)	$3,011

Amortization expense was $87 and $611 for the three and nine months ended September 30, 2009 and $117 and $297 for the three and nine months ended September 30, 2008, respectively. Of the $611 in amortization expense incurred during the nine months ended September 30, 2009, approximately $388 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2009 (remainder)	$73
2010	291
2011	291
2012	291
2013	290
2014	290
Thereafter	2,859

$4,385

Goodwill
The Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2008 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the nine months ended September 30, 2009 or the year ended December 31, 2008.
9. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	September 30,	December 31,
	2009	2008
Deposits with landlords	$812	$903
Capital improvement reserves with landlords and lenders	3,041	2,865
Debt issuance costs, net	1,298	1,363

Restricted and other assets	$5,151	$5,131

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30,	December 31,
	2009	2008
Quality assurance fee	$1,730	$1,422
Resident refunds payable	1,905	1,533
Deferred resident revenue	1,157	1,475
Cash held in trust for residents	1,194	1,082
Dividends payable	928	925
Income taxes payable	—	1,096
Property taxes	1,500	962
Other	2,517	2,555

Other accrued liabilities	$10,931	$11,050

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
11. INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Current:
Federal	$4,249	$2,579	$13,892	$9,909
State	793	455	2,823	1,930

	5,042	3,034	16,715	11,839

Deferred:
Federal	(55)	1,167	(850)	816
State	26	281	(421)	192

	(29)	1,448	(1,271)	1,008

Expense (benefit) for uncertain tax positions	(23)	—	47	97
Other expense (benefit), net	(13)	(389)	46	(362)

Total	$4,977	$4,093	$15,537	$12,582

The Company’s deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30,	December 31,
	2009	2008
Deferred tax assets (liabilities):
Accrued expenses	$12,389	$10,503
Allowance for doubtful accounts	2,956	3,059
State taxes	43	314
Tax credits	1,165	1,132

Total deferred tax assets	16,553	15,008

Depreciation and amortization	(2,247)	(2,106)
Prepaid expenses	(1,359)	(1,095)

Total deferred tax liabilities	(3,606)	(3,201)

Net deferred tax assets	$12,947	$11,807

12. Debt
The Company has a Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. The Company was in compliance with all covenants as of September 30, 2009. At September 30, 2009 and December 31, 2008, there were no outstanding borrowings under the Revolver. As of September 30, 2009, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2,133. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with the Company’s cooperation in December 2008. This reserve restricts $6.0 million of the Company’s borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation described in Note 14. In addition, in the event of the Company’s default under the Third Amended and Restated Loan Agreement (the Term Loan), the Lender has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.
Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
Term Loan with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year Treasury Note rate plus 2.25% (rates in effect at September 30, 2009 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements	$53,434	$54,102
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,320	6,449

	59,754	60,551
Less current maturities	(1,122)	(1,062)

	$58,632	$59,489

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. As of September 30, 2009 the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
13. OPTIONS AND WARRANTS
Stock-based compensation expense consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,126 as of September 30, 2009.
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

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. Approximately 386 options were granted during the nine month period ended September 30, 2009. The Company used the following assumptions for stock options granted during the nine months ended September 30, 2009 and the year ended December 31, 2008:

			Weighted			Weighted
			Average		Weighted	Average
		Options	Risk-Free	Expected	Average	Dividend
Grant Year	Plan	Granted	Rate	Life	Volatility	Yield
2009	2007	386	2.17 – 2.94%	6.5 years	55%	1.08%
2008	2007	836	2.88 – 3.47%	6.5 years	45 – 50%	1.45%
For the nine months ended September 30, 2009 and the year ended December 31, 2008, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

		Weighted	Weighted
		Average Exercise	Average Fair
		Price of Common	Value of
Grant Year	Granted	Stock	Options
2009	386	$16.09	$8.06
2008	836	$12.00	$5.33
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2009 and December 31, 2008, and therefore, the intrinsic value was $0.
The following table represents the employee stock option activity during the year ended December 31, 2008 and the nine months ended September 30, 2009:

		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Vested	Price
December 31, 2007	1,023	$6.19	316	$5.25
Granted	836	12.00
Forfeited	(72)	8.21
Exercised	(84)	5.21

December 31, 2008	1,703	9.01	451	5.74

Granted	386	16.09
Forfeitures	(96)	11.46
Exercised	(64)	6.79

September 30, 2009	1,929	$10.38	638	$7.07

The following summary information reflects stock options outstanding, vesting and related details as of September 30, 2009:

					Stock Options
	Stock Options Outstanding				Vested
				Remaining	Number
		Number	Black-Scholes	Contractual	Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	Exercisable
2003	$0.67–0.81	39	$ *	5	39
2004	$1.96–2.46	46	*	6	40
2005	$4.99–5.75	247	*	7	145
2006	$7.05–7.50	496	4,757	8	291
2008	$9.38–14.87	734	3,929	9	120
2009	$14.92–16.70	367	2,958	10	3

Total		1,929	$11,644		638

*	The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

The Company recognized $783 and $1,775 in compensation expense during the three and nine months ended September 30, 2009 and $576 and $1,329 during the three and nine months ended September 30, 2008, respectively. In future periods, the Company expects to recognize approximately $7.6 million in stock-based compensation expense over the next 2.8 weighted average years for unvested options that were outstanding as of September 30, 2009. There were 1,291 unvested and outstanding options at September 30, 2009, of which 1,102 are expected to vest. The weighted average contractual life for options vested at September 30, 2009 was 6.7 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
Options	2009	2008
Outstanding	$7,956	$13,778
Vested	4,446	7,513
Expected to vest	3,510	2,353
Exercised	530	996
The intrinsic value is calculated as the difference between the market value and the exercise price of the options.
14. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases and one capital lease, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,835 and $11,491 for the three and nine months ended September 30, 2009, respectively, and $4,252 and $12,733 for the three and nine months ended September 30, 2008, respectively.
On July 15, 2009, the Company entered into the fourth amendment to the lease for its Service Center. The amendment extended the lease for ten years from the end of the existing lease term. In addition, the lease amendment expands the amount of rentable space by 9,110 square feet. Estimated future minimum lease payments related to the fourth amendment to the lease for the Service Center for each of the years ending December 31 are as follows:

Year	Amount
2009 (remainder)	$—
2010	195
2011	322
2012	574
2013	598
2014	616
Thereafter	3,050

$5,355

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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of September 30, 2009.

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
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is generally no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.
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

Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. Two facilities were subject to probe review during the nine months ended September 30, 2009, which did not result in any Medicare revenue recoupments in 2009. In 2008, one facility was subject to probe review, which was subsequently concluded with a Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4, which was paid during the second quarter of 2008. The Company anticipates that these probe reviews will increase in frequency in the future. In addition, two of the Company’s facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 70 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of its skilled nursing facilities.
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
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 58% and 59% of its total accounts receivable as of September 30, 2009 and December 31, 2008, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for both periods during the three and nine months ended September 30, 2009 and 74% and 75% for the three and nine months ended September 30, 2008, respectively.
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
This Report contains forward-looking statements, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities or the Service Center are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 70 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho as of September 30, 2009. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of September 30, 2009, we owned 38 of our facilities and operated an additional 32 facilities under long-term lease arrangements, and had options to purchase 9 of those 32 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of September 30, 2009:

		Leased	Leased
		(with a	(without a
		Purchase	Purchase
	Owned	Option)	Option)	Total
Number of facilities	38	9	23	70
Percent of total	54.2%	12.9%	32.9%	100%
Operational skilled nursing, assisted living and independent living beds	4,174	1,056	2,743	7,973
Percent of total	52.4%	13.2%	34.4%	100%

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
Recent Developments
During the first quarter of 2009, we acquired five skilled nursing facilities, one skilled nursing facility which also has the capacity to provide assisted living and independent living services and one assisted living facility. The aggregate purchase price of six of the seven facilities was $20.5 million. We acquired the remaining facility pursuant to a long-term lease arrangement with the real property owner of the facility. In this transaction, we assumed ownership of the skilled nursing operating business at this facility for approximately $1.6 million. These acquisitions added an aggregate of 554 operational skilled nursing, 92 operational assisted living and 24 independent living beds to our operations.
On September 30, 2009, the lease on one of our assisted living facilities in Arizona expired and we decided not to exercise our renewal option on this facility. As the operations of this facility were not material to us as a whole, the disposal of this facility was not shown as discontinued operations in our condensed consolidated statement of income for the three and nine months ended September 30, 2009. Total revenues for the three and nine months ended September 30, 2009 for this facility were $496 and $1,412, respectively and net loss for the three and nine months ended September 30, 2009 for this facility was $156 and $206, respectively.
On October 1, 2009, we purchased a skilled nursing facility which also has the capacity to provide independent living and hospice services in Dallas, Texas for approximately $17.0 million, which was paid in cash. This acquisition added 264 operational skilled nursing beds, 39 independent living units and hospice care services to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
On October 1, 2009, we purchased three skilled nursing facilities in Utah for approximately $23.0 million, of which $13.0 million was paid in cash and the remaining $10.0 million was financed through a short term loan with the seller. This acquisition added an aggregate of 396 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
See further discussion of facility acquisitions in Note 6 above.
Facility Acquisition History

											As of
	As of December 31,										September 30,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	70
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	7,973
The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of September 30, 2009:

	CA	AZ	TX	UT	CO	WA	ID	Total
Number of facilities	33	12	11	6	4	3	1	70
Operational skilled nursing, assisted living and independent living beds	3,713	1,836	1,226	577	255	278	88	7,973
Key Performance Indicators
We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
•	Routine revenue: Routine revenue is generated by the contracted daily rate charged for all contractually inclusive services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.

•	Skilled revenue: The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled residents that are included in this population represent very high acuity residents who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care Skilled revenue excludes any revenue generated from our assisted living services.

•	Skilled mix: The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving services at our skilled nursing facilities divided by the total number of days patients (less days from assisted living services) from all payor sources are receiving services at our skilled nursing facilities for any given period (less days from assisted living services).

•	Quality mix: The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period (less days from assisted living services).

•	Average daily rates: The routine revenue by payor source for a period at our skilled nursing facilities divided by actual patient days for that revenue source for that given period.

•	Occupancy percentage (operational beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.

•	Number of facilities and operational beds: The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of operational beds associated with these facilities.
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
The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Skilled Mix:
Days	24.5%	24.7%	24.7%	25.2%
Revenue	48.1%	48.5%	48.2%	49.0%
Quality Mix:
Days	37.4%	37.6%	37.4%	38.0%
Revenue	57.7%	58.3%	57.8%	58.6%
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

The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Occupancy:
Operational beds at end of period	7,973	7,588	7,973	7,588
Available patient days	730,920	666,048	2,167,556	1,966,112
Actual patient days	581,041	535,237	1,724,398	1,594,616
Occupancy percentage (based on operational beds)	79.5%	80.4%	79.6%	81.1%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
				(in thousands)
Revenue:
Medicaid-custodial	$53,589	40.3%	$46,426	39.9%	$159,428	40.3%	$136,748	39.6%
Medicare	42,027	31.6	37,610	32.3	128,389	32.5	114,405	33.1
Medicaid-skilled	3,640	2.7	2,364	2.0	8,627	2.2	6,446	1.9

Total	99,256	74.6	86,400	74.2	296,444	75.0	257,599	74.6
Managed Care	17,996	13.6	16,142	13.9	52,675	13.3	47,320	13.7
Private and Other(1)	15,672	11.8	13,786	11.9	46,268	11.7	40,506	11.7

Total revenue	$132,924	100.0%	$116,328	100.0%	$395,387	100.0%	$345,425	100.0%

(1)	Includes revenue from assisted living facilities.
Critical Accounting Policies Update
There have been no significant changes during the nine month period ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	80.7	81.1	80.1	80.6
Facility rent—cost of services	2.8	2.8	2.8	3.3
General and administrative expense	3.7	3.9	3.9	4.2
Depreciation and amortization	2.4	2.0	2.4	1.9

Total expenses	89.6	89.8	89.2	90.0
Income from operations	10.4	10.2	10.8	10.0
Other income (expense):
Interest expense	(1.0)	(1.0)	(1.0)	(1.0)
Interest income	0.1	0.2	0.1	0.3

Other expense, net	(0.9)	(0.8)	(0.9)	(0.7)

Income before provision for income taxes	9.5	9.4	9.9	9.3
Provision for income taxes	3.7	3.5	3.9	3.6

Net income	5.8%	5.9%	6.0%	5.7%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Consolidated Statement of Income Data:
Net income	$7,686	$6,797	$23,793	$19,650
Interest expense, net	1,168	944	3,498	2,459
Provision for income taxes	4,977	4,093	15,537	12,582
Depreciation and amortization	3,239	2,350	9,413	6,513

EBITDA(1)	$17,070	$14,184	$52,241	$41,204

Facility rent—cost of services	3,707	3,282	11,132	11,229

EBITDAR(1)	$20,777	$17,466	$63,373	$52,433

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.
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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$132,924	$116,328	$16,596	14.3%
Number of facilities at period end	70	62	8	12.9%
Actual patient days	581,041	535,237	45,804	8.6%
Occupancy percentage — Operational beds	79.5%	80.4%		(0.9)%
Skilled mix by nursing days	24.5%	24.7%		(0.2)%
Skilled mix by nursing revenue	48.1%	48.5%		(0.4)%

	Three Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$99,842	$94,767	$5,075	5.4%
Number of facilities at period end	46	46	—	—%
Actual patient days	423,512	429,660	(6,148)	(1.4)%
Occupancy percentage — Operational beds	82.4%	83.3%		(0.9)%
Skilled mix by nursing days	26.5%	25.8%		0.7%
Skilled mix by nursing revenue	50.5%	49.5%		1.0%

	Three Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2):
Revenue	$21,847	$19,816	$2,031	10.2%
Number of facilities at period end	15	15	—	—%
Actual patient days	102,841	98,386	4,455	4.5%
Occupancy percentage — Operational beds	75.1%	70.4%		4.7%
Skilled mix by nursing days	22.0%	19.5%		2.5%
Skilled mix by nursing revenue	46.0%	43.0%		3.0%

	Three Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$11,235	$1,745	$9,490	NM	%
Number of facilities at period end	9	1	8	NM	%
Actual patient days	54,688	7,191	47,497	NM	%
Occupancy percentage — Operational beds	68.4%	68.6%		(0.2)%
Skilled mix by nursing days	13.9%	31.8%		(17.9)%
Skilled mix by nursing revenue	30.6%	57.4%		(26.8)%

(1)	Same Facility results represent all facilities purchased at least three calendar years ago, which, as of September 30, 2009, includes facilities acquired prior to January 1, 2006.

(2)	Transitioning Facility results represents all facilities purchased less than three, but more than one calendar year ago, which, as of September 30, 2009, includes facilities acquired from January 1, 2006 to December 31, 2007.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased less than one calendar year ago, which, as of September 30, 2009, includes facilities acquired on or subsequent to January 1, 2008.

Revenue. Revenue increased $16.6 million, or 14.3%, to $132.9 million for the three months ended September 30, 2009 compared to $116.3 million for the three months ended September 30, 2008. Of the $16.6 million increase, Medicare and managed care revenue increased $6.3 million, or 11.7%, other skilled revenue increased $1.3 million, or 53.9%, Medicaid custodial revenue increased $7.1 million, or 15.4%, and private and other revenue increased $1.9 million, or 13.7%. This growth occurred despite an overall census decrease of 4.9% at our assisted living facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate that our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.
Revenue generated by Same Facilities increased $5.1 million, or 5.4%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This increase was primarily due to higher acuity levels and higher reimbursement rates resulting from statutory increases relative to the three months ended September 30, 2008. The occupancy rate declined 0.9% as compared to the three months ended September 30, 2008 due to the transitioning of skilled nursing beds at one of our facilities to include sub acute services and the continued inflow of residents to the additional 30 skilled nursing beds in our Walla Walla, WA facility.
Revenue generated by Transitioning Facilities increased $2.0 million, or 10.2%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This increase was primarily due to increases in occupancy and skilled mix by nursing days of 4.7% and 2.5%, respectively, relative to the three months ended September 30, 2008.
Approximately $9.5 million of the total revenue increase was due to revenue generated by the increase in the number of Recently Acquired Facilities. Since September 2008, the Company has acquired six skilled nursing facilities, one assisted living facility and one skilled nursing facility which also provides assisted living and independent living services.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008	% Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$560.20	$523.18	$474.15	$454.75	$467.97	$422.55	$536.12	$506.75	5.8%
Managed care	336.46	324.09	358.06	389.88	470.72	435.19	342.75	331.15	3.5%
Other skilled	615.65	592.56	444.85	—	—	—	588.55	592.56	(0.1)%
Total skilled revenue	467.67	441.25	440.74	441.70	468.54	427.08	463.23	441.05	5.0%
Medicaid	162.00	152.44	145.35	138.60	165.04	149.57	159.30	149.78	6.4%
Private and other payors	184.91	178.58	148.11	151.52	188.25	144.59	176.80	170.15	3.9%
Total skilled nursing revenue	$245.44	$229.81	$210.73	$199.97	$212.34	$236.51	$235.94	$224.18	5.2%
The average Medicare daily rate increased by approximately 5.8% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, as a result of higher acuity patient mix and an increase in the national average Medicare rate of approximately 3.3% as a result of the market basket increase beginning in the fourth quarter of fiscal year 2008. The average Medicaid rate increase of 6.4% in the three months ended September 30, 2009 relative to the same period in the prior year primarily resulted from increases in reimbursement rates in the state of Texas due to the state reimbursement system changing to a RUG based system.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Revenue:
Medicare	31.5%	31.4%	33.5%	35.4%	24.2%	36.4%	31.3%	32.2%
Managed care	15.5	15.5	10.3	7.6	6.4	21.0	13.9	14.2
Other skilled	3.5	2.6	2.2	—	—	—	2.9	2.1

Skilled mix	50.5	49.5	46.0	43.0	30.6	57.4	48.1	48.5
Private and other payors	7.9	8.8	12.3	14.1	19.9	14.7	9.6	9.8

Quality mix	58.4	58.3	58.3	57.1	50.5	72.1	57.7	58.3
Medicaid	41.6	41.7	41.7	42.9	49.5	27.9	42.3	41.7

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Days:
Medicare	13.8%	13.8%	14.9%	15.6%	11.0%	20.4%	13.8%	14.3%
Managed care	11.3	11.0	6.1	3.9	2.9	11.4	9.5	9.6
Other skilled	1.4	1.0	1.0	—	—	—	1.2	0.8

Skilled mix	26.5	25.8	22.0	19.5	13.9	31.8	24.5	24.7
Private and other payors	10.5	11.3	17.6	18.7	22.4	24.1	12.9	12.9

Quality mix	37.0	37.1	39.6	38.2	36.3	55.9	37.4	37.6
Medicaid	63.0	62.9	60.4	61.8	63.7	44.1	62.6	62.4

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $13.0 million, or 13.8%, to $107.3 million for the three months ended September 30, 2009 compared to $94.3 million for the three months ended September 30, 2008. Cost of services increased as a percent of total revenue to 80.7% for the three months ended September 30, 2009 as compared to 81.1% for the three months ended September 30, 2008. Of the $13.0 million increase, $3.8 million was attributable to Same Facility increases, $1.5 million was attributable to Transitioning Facilities, and the remaining $7.7 million was attributable to Recently Acquired Facilities. The $3.8 million increase in Same Facility cost of services was primarily due to a $1.4 million increase in salaries and benefits, partially offset by a reduction in contract nursing services of $0.3 million, a $1.3 million increase in insurance costs and a $1.0 million increase in ancillary expenses. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which was attributable to replacing contract nursing labor with full time employees. The increase in insurance costs was primarily a result of increased self-insured general and professional liability due to an increase in the level of self-insured deductible and higher actuarial projections for future claim settlements and increased medical and dental healthcare benefits due to an increase in current and projected claims. The increase in ancillary expenses is primarily due to increased therapy wages.
Facility Rent — Cost of Services. Facility rent — cost of services increased $0.4 million, or 13.0%, to $3.7 million for the three months ended September 30, 2009 compared to $3.3 million for the three months ended September 30, 2008. Facility rent-cost of services as a percent of total revenue was 2.8% for the three months ended September 30, 2009 and 2008. The increase in total facility rent was primarily a result of a recovery of $0.6 million related to the favorable settlement of an accrued contingent rent liability in the prior year, which did not recur in the current year. This increase was partially offset by a reduction in rent due to the purchases of six previously leased properties during 2008.

General and Administrative Expense. General and administrative expense increased $0.3 million, or 6.9%, to $4.9 million for the three months ended September 30, 2009 compared to $4.6 million for the three months ended September 30, 2008. General and administrative expense decreased as a percent of total revenue to 3.7% for the three months ended September 30, 2009 as compared to 3.9% for the three months ended September 30, 2008. The $0.3 million increase was primarily due to an increase in wages and benefits, largely due to increases in incentive compensation related to improved profitability and additional staffing in our Service Center departments.
We have, and expect to continue to experience higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go forward basis, until 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 37.9%, to $3.2 million for the three months ended September 30, 2009 compared to $2.3 million for the three months ended September 30, 2008. Depreciation and amortization expense increased as a percent of total revenue to 2.4% for the three months ended September 30, 2009 as compared to 2.0% for the three months ended September 30, 2008. This increase was primarily related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of six previously leased properties during 2008.
Other Income (Expense). Other expense, net increased $0.2 million, or 23.7%, to $1.2 million for the three months ended September 30, 2009 compared to $1.0 million for the three months ended September 30, 2008. Other expense, net increased as a percent of total revenue to 0.9% for the three months ended September 30, 2009 as compared to 0.8% for the three months ended September 30, 2008. This change was due to a decrease in interest income received for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Provision for Income Taxes. Provision for income taxes increased $0.9 million, or 21.6%, to $5.0 million for the three months ended September 30, 2009 compared to $4.1 million for the three months ended September 30, 2008. This increase resulted from the increase in income before income taxes of $1.8 million, or 16.3%. Our effective tax rate was 39.3% for the three months ended September 30, 2009 as compared to 37.6% for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$395,387	$345,425	$49,962	14.5%
Number of facilities at period end	70	62	8	12.9%
Actual patient days	1,724,398	1,594,616	129,782	8.1%
Occupancy percentage — Operational beds	79.6%	81.1%		(1.5)%
Skilled mix by nursing days	24.7%	25.2%		(0.5)%
Skilled mix by nursing revenue	48.2%	49.0%		(0.8)%

	Nine Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$300,190	$283,808	$16,382	5.8%
Number of facilities at period end	46	46	—	—%
Actual patient days	1,270,987	1,286,493	(15,506)	(1.2)%
Occupancy percentage — Operational beds	83.2%	84.0%		(0.8)%
Skilled mix by nursing days	26.6%	26.6%		—%
Skilled mix by nursing revenue	50.4%	50.4%		—%

	Nine Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2):
Revenue	$65,195	$58,809	$6,386	10.9%
Number of facilities at period end	15	15	—	—%
Actual patient days	304,724	296,329	8,395	2.8%
Occupancy percentage — Operational beds	73.5%	71.2%		2.3%
Skilled mix by nursing days	22.3%	19.1%		3.2%
Skilled mix by nursing revenue	46.7%	41.8%		4.9%

	Nine Months Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$30,002	$2,808	$27,194	NM	%
Number of facilities at period end	9	1	8	NM	%
Actual patient days	148,687	11,794	136,893	NM	%
Occupancy percentage — Operational beds	65.8%	67.6%		(1.8)%
Skilled mix by nursing days	16.8%	13.4%		3.4%
Skilled mix by nursing revenue	29.4%	53.8%		24.4%

(1)	Same Facility results represent all facilities purchased at least three calendar years ago, which, as of September 30, 2009, includes facilities acquired prior to January 1, 2006.

(2)	Transitioning Facility results represents all facilities purchased less than three, but more than one calendar year ago, which, as of September 30, 2009, includes facilities acquired from January 1, 2006 to December 31, 2007.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased less than one calendar year ago, which, as of September 30, 2009, includes facilities acquired on or subsequent to January 1, 2008.

Revenue. Revenue increased $50.0 million, or 14.5%, to $395.4 million for the nine months ended September 30, 2009 compared to $345.4 million for the nine months ended September 30, 2008. Of the $50.0 million increase, Medicare and managed care revenue increased $19.3 million, or 12.0%, other skilled revenue increased $2.2 million, or 33.8%, Medicaid custodial revenue increased $22.7 million, or 16.6%, and private and other revenue increased $5.8 million, or 14.2%. This growth occurred despite an overall census decrease of 1.6%. The lower occupancy rate was primarily attributable to our Recently Acquired Facilities which had a combined occupancy rate of 65.8% and a decline in the occupancy rate of our assisted living facilities of 5.1%. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities, and in the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. If this trend continues, we anticipate that our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.
Revenue generated by Same Facilities increased $16.4 million, or 5.8%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase was primarily due to higher reimbursement rates resulting from statutory increases relative to the nine months ended September 30, 2008. The stable occupancy rate was negatively impacted by the unavailability of operational beds as we transition skilled nursing beds to include sub acute services and the continued inflow of residents to the additional 30 skilled nursing beds in our Walla Walla, WA facility.
Revenue generated by Transitioning Facilities increased $6.4 million, or 10.9%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase was primarily due to an increase in skilled mix of 3.2%, combined with an occupancy increase of 2.3% and higher reimbursement rates resulting from statutory increases relative to the nine months ended September 30, 2008.
Approximately $27.2 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities, which was primarily attributable to the current year operations at five skilled nursing facilities, one assisted living facility and one skilled nursing facility which also provides assisted living and independent living services acquired during the nine months ended September 30, 2009 and two skilled nursing facility acquired in May and December 2008, respectively.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008	% Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$557.74	$514.97	$477.15	$439.36	$462.61	$413.89	$535.46	$498.43	7.4%
Managed care	332.88	319.66	370.04	394.46	437.90	418.23	340.10	325.79	4.4%
Other skilled	633.14	594.34	440.90	—	—	—	612.91	594.34	3.1%
Total skilled revenue	466.84	436.55	446.87	431.11	457.14	415.29	463.05	435.54	6.3%
Medicaid	163.01	151.77	144.64	139.04	164.01	162.06	159.73	149.34	7.0%
Private and other payors	186.88	175.27	151.62	150.25	184.18	141.63	178.29	167.80	6.3%
Total skilled nursing revenue	$246.36	$230.12	$213.10	$196.85	$207.91	$233.72	$236.93	$223.68	5.9%
The average Medicare daily rate increased by approximately 7.4% in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, as a result of higher acuity patient mix and an increase in the average Medicare rate of approximately 3.4% as a result of the market basket increase beginning in the fourth quarter of fiscal year 2008.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Revenue:
Medicare	32.5%	32.7%	35.0%	34.8%	23.2%	36.4%	32.3%	33.1%
Managed care	15.0	15.3	10.6	7.0	6.2	17.4	13.6	13.9
Other skilled	2.9	2.4	1.1	—	—	—	2.3	2.0

Skilled mix	50.4	50.4	46.7	41.8	29.4	53.8	48.2	49.0
Private and other payors	8.1	8.7	11.3	14.0	20.8	15.0	9.6	9.6

Quality mix	58.5	59.1	58.0	55.8	50.2	68.8	57.8	58.6
Medicaid	41.5	40.9	42.0	44.2	49.8	31.2	42.2	41.4

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Percentage of Skilled Nursing Days:
Medicare	14.4%	14.6%	15.7%	15.6%	10.4%	20.5%	14.3%	14.8%
Managed care	11.1	11.1	6.1	3.5	3.0	9.8	9.5	9.6
Other skilled	1.1	0.9	0.5	—	—	—	0.9	0.7

Skilled mix	26.6	26.6	22.3	19.1	13.4	30.3	24.7	25.1
Private and other payors	10.7	11.4	15.9	18.4	23.5	24.8	12.7	12.9

Quality mix	37.3	38.0	38.2	37.5	36.9	55.1	37.4	38.0
Medicaid	62.7	62.0	61.8	62.5	63.1	44.9	62.6	62.0

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $38.4 million, or 13.8%, to $316.8 million for the nine months ended September 30, 2009 compared to $278.4 million for the nine months ended September 30, 2008. Cost of services decreased as a percent of total revenue to 80.1% for the nine months ended September 30, 2009 as compared to 80.6% for the nine months ended September 30, 2008. Of the $38.4 million increase, $11.3 million was attributable to Same Facility increases, $4.6 million was attributable to Transitioning Facility increases and the remaining $22.5 million was attributable to Recently Acquired Facilities. The $11.3 million increase was primarily due to a $4.3 million increase in salaries and benefits, partially offset by a reduction in contract nursing services of $1.0 million, a $2.0 million increase in ancillary expenses, and a $3.5 million increase in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which was attributable to replacing contract nursing labor with full time employees. The increase in ancillary expenses is primarily due to increased therapy wages. The increase in insurance costs was primarily a result of increased self-insured general and professional liability due to an increase in the level of self-insured deductible and higher actuarial projections for future claim settlements.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.1 million, or 0.9%, to $11.1 million for the nine months ended September 30, 2009 compared to $11.2 million for the nine months ended September 30, 2008. Facility rent-cost of services decreased as a percent of total revenue to 2.8% for the nine months ended September 30, 2009 as compared to 3.3% for the nine months ended September 30, 2008. This decrease was primarily due to a decrease in rent expense at Same Facility and Transitioning Facilities as a result of our purchases of six previously leased properties during 2008. This decrease was partially offset by a recovery of $0.6 million related to the favorable settlement of an accrued contingent rent liability in the prior year, which did not recur in 2009.
General and Administrative Expense. General and administrative expense increased $0.6 million, or 4.3%, to $15.3 million for the nine months ended September 30, 2009 compared to $14.7 million for the nine months ended September 30, 2008. General and administrative expense decreased as a percent of total revenue to 3.9% for the nine months ended September 30, 2009 as compared to 4.2% for the nine months ended September 30, 2008. The $0.6 million increase was primarily due to an increase in wages and benefits, largely due to increases in incentive compensation related to improved profitability and additional staffing in our Service Center departments.

We have, and expect to continue to experience higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go forward basis until 2011, when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $2.9 million, or 44.5%, to $9.4 million for the nine months ended September 30, 2009 compared to $6.5 million for the nine months ended September 30, 2008. Depreciation and amortization expense increased as a percent of total revenue to 2.4% for the nine months ended September 30, 2009 as compared to 1.9% for the nine months ended September 30, 2008. This increase was primarily related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to purchases of six previously leased properties during 2008. In addition, amortization expense increased $0.4 million as compared to the nine months ended September 30, 2008, related to the amortization of patient base intangible assets at Recently Acquired Facilities.
Other Income (Expense). Other expense, net increased $1.0 million, or 42.3%, to $3.5 million for the nine months ended September 30, 2009 compared to $2.5 million for the nine months ended September 30, 2008. Other expense, net increased as a percent of total revenue to 0.9% for the nine months ended September 30, 2009 as compared to 0.7% for the nine months ended September 30, 2008. This change was primarily due to a decrease in interest income received for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Provision for Income Taxes. Provision for income taxes increased $2.9 million, or 23.5%, to $15.5 million for the nine months ended September 30, 2009 compared to $12.6 million for the nine months ended September 30, 2008. This increase resulted from the increase in income before income taxes of $7.1 million, or 22.0%. Our effective tax rate was 39.5% for the nine months ended September 30, 2009 as compared to 39.0% for the nine months ended September 30, 2008.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender). As of September 30, 2009, the maximum available for borrowing under the Revolver was approximately $50.0 million, subject to available collateral limits. During the nine months ended September 30, 2009 and the year ended December 31, 2008, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2.1 million. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $22.1 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $16.4 million and $23.5 million for the nine months ended September 30, 2009 and 2008, respectively. We currently have a combined $10.7 million budgeted for capital expenditure projects for the remainder of 2009 and 2010.
We believe our current cash balances, our cash flow from operations and the Revolver will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of September 30, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of September 30, 2009, we held debt security investments of approximately $12.1 million, which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$28,683	$35,599
Net cash used in investing activities	(45,441)	(25,829)
Net cash used in financing activities	(3,203)	(5,095)

Net increase (decrease) in cash and cash equivalents	(19,961)	4,675

Cash and cash equivalents at beginning of period	41,326	51,732

Cash and cash equivalents at end of period	$21,365	56,407

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net cash provided by operations for the nine months ended September 30, 2009 was $28.7 million compared to $35.6 million for the nine months ended September 30, 2008, a decrease of $6.9 million. This decrease was primarily due to increases in outstanding accounts receivable balances and decreased cash disbursements related to prepaid income taxes in 2008 which did not recur in the current year. This increase was partially offset by our improved operating results, which contributed $36.8 million in 2009 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $31.6 million for 2008, an increase of $5.2 million.
Net cash used in investing activities for the nine months ended September 30, 2009 was $45.4 million compared to $25.8 million for the nine months ended September 30, 2008, an increase of $19.6 million. The increase was primarily the result of $45.5 million in cash paid for business acquisitions and purchased property and equipment in the nine months ended September 30, 2009 compared to $25.5 million in the nine months ended September 30, 2008.
Net cash used in financing activities for the nine months ended September 30, 2009 totaled $3.2 million compared to $5.1 million for the nine months ended September 30, 2008, a decrease of $1.9 million. The decrease was primarily due to payment of the remaining principal balance on one mortgage note in April 2008, which did not recur in the current year. This decrease was partially offset by higher dividend payments during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
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

Under the Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2009, we were in compliance with all loan covenants. As of September 30, 2009, our borrowing subsidiaries had $53.4 million outstanding on the Term Loan.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of September 30, 2009, the balance outstanding on this mortgage loan was approximately $6.3 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.8 million and $11.5 million for the three and nine months ended September 30, 2009, respectively, and $3.4 million and $11.6 million for the three and nine months ended September 30, 2008, respectively. In addition to the above, we lease one facility under a capital lease agreement with an initial lease term of 15 years.
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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 70 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

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

Adoption of New Accounting Pronouncements
In June 2009, the FASB issued The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification) as a single source of authoritative nongovernmental GAAP to be launched July 1, 2009. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification became effective for us in the interim period ending September 30, 2009, and as a result all references made to GAAP use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it is not expected to have any impact on our financial position, operating results or cash flows.
In May 2009, the FASB issued established general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued (subsequent events). These standards are effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of these standards during the second quarter of the fiscal year 2009 had no impact on its consolidated financial statements. We have evaluated subsequent events through November 2, 2009, the date of our issuance of the condensed consolidated financial statements.
In April 2009, the FASB expanded fair value disclosures required for all financial instruments to interim periods for publicly traded entities. Entities are required to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. It does not require interim disclosures of credit or market risks. The revised disclosure requirements had no impact on our consolidated financial statements.
In September 2006, the FASB issued new standards that defined fair value, established a framework for measuring fair value in accordance with GAAP, and required enhanced disclosures about fair value measurements. This framework became effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB delayed the effective date of the fair value framework for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB clarified the application of the framework in an inactive market and to illustrate how an entity would determine fair value in an inactive market. Our adoption of the fair value framework and for non-financial assets and liabilities had no impact on our consolidated financial statements.
In December 2007, the FASB revised the requirements for accounting for business combinations, which requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” The revised guidelines require companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. These revised standards apply to all business combinations, including combinations by contract alone. Further, all business combinations are to be accounted for by applying the acquisition method. The revised business combination accounting standards are effective for fiscal years beginning on or after December 15, 2008. We adopted the business combination accounting standards at the beginning of fiscal year 2009. See Note 6 in Notes to the Condensed Consolidated Financial Statements and Management Discussion and Analysis for a description of the impact of this adoption on our consolidated financial position and results of operations.
In December 2007, the FASB issued new standards that required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. These guidelines apply to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other required disclosures. Our adoption of accounting for noncontrolling interests at the beginning of fiscal year 2009 had no impact on our consolidated financial statements.
In September 2008, the Emerging Issues Task Force (EITF) of the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. This ruling is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of this conclusion at the beginning of fiscal year 2009 did not have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At September 30, 2009, we had no outstanding floating rate debt.
Our cash and cash equivalents as of September 30, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of September 30, 2009, we held debt security investments of approximately $12.1 million which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that existed as of September 30, 2009, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, for more information regarding our legal proceedings, please see Note 14 included in Part 1, Item 1 of this Form 10-Q.
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
We derived approximately 43% of our revenue from the Medicaid program for both periods during the three and nine months ended September 30, 2009 and approximately 42% for both periods during the three and nine months ended September 30, 2008, respectively. We derived approximately 32% and 33% of our revenue from the Medicare program for both periods during the three and nine months ended September 30, 2009, respectively, and approximately 32% and 33% for the three and nine months ended September 30, 2008, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.
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
The President and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform and both houses of Congress have now unveiled proposed legislation that would impose sweeping reforms on the U.S. healthcare industry, with the goal of, among other things, providing near-universal healthcare coverage for Americans using a variety of methodologies.  It is not possible to predict whether the proposed legislation will be enacted and, if so, in what form.  Therefore, it is not possible to predict with any certainty what effect U.S. healthcare reform will have on us.  In addition, in the administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes.
We cannot predict what healthcare initiatives, if any, will be implemented, or the effect any future legislation or regulation will have on us. However, an expansion in the government’s role in the U.S. healthcare industry may lower reimbursements and adversely affect our business.

Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.
Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California’s governor declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. In July 2009, the State amended the budget for the fiscal year beginning July 1, 2009 to include another $24 billion in solutions to address the further deterioration of the state’s fiscal situation identified in the May Budget Revision. This amendment included reductions to Medi-Cal spending of $1.4 billion. Although we anticipate overall reimbursement from Medi-Cal will remain stable, any decrease in California’s Medi-Cal spending for skilled nursing facilities could adversely affect our financial condition and results of operation. Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities.
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
Our hospice operations are subject to two annual Medicare caps calculated by Medicare. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
With respect to our hospice operations, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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
Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated three of them from the program to date. We currently have two facilities operating under special focus status, and the state survey agency has indicated that some or all of the historical non-compliance considered in placing one of these facilities on special focus status predated our late 2006 acquisitions of the facility. The other facility operating under special focus status was acquired by the Company on October 1, 2009.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. For both periods during the three and nine months ended September 30, 2009, approximately 75% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
Our success depends upon our ability to retain and attract nurses, Certified Nurse Assistants (CNAs) and therapists. Our success also depends upon our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our facilities. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff who are directly responsible for day-to-day care of the patients and marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.
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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 70 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.
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

So far, in 2009, we have acquired eight skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility with a total of 1,369 operational beds. In 2008, we acquired two skilled nursing facilities with a total of 199 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.
In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had been already surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility’s compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both facilities have successfully graduated from the Centers for Medicare and Medicaid Services’ Special Focus program. We currently have two facilities remaining on special focus facility status. One of the two facilities operating under special focus status was acquired by the Company in October 2009.
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
We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. CMS has included two of our facilities on its recently released list of special focus facilities, which are described above and other facilities may be identified for such status in the future, the sanctions for which involve increased scrutiny in the form of more frequent inspection visits from state regulators. One of the facilities included on the special focus facility list was acquired by us on October 1, 2009. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.
The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to federal and state investigations and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others take away from the time and energy that these individuals could otherwise spend on routine operations. As noted, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future. We currently have no facilities operating under provisional licenses which were the result of inspection deficiencies.
Furthermore, in some states, citations in one facility impact other facilities in the state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility’s regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations as a whole. We currently have four facilities in Colorado whereby the provisional, or conditional, license status is not the result of inspection deficiencies, but the state’s decision to issue a provisional license to us as a new operator in the state of Colorado. The state’s granting of a provisional license in Colorado was the result of a the Company not having prior operational compliance history in the state.

We may not be successful in generating internal growth at our facilities by expanding occupancy at these facilities. We also may be unable to improve patient mix at our facilities.
Overall operational occupancy across all of our facilities was approximately 79.6% and 81.1% for the nine months ended September 30, 2009 and 2008, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
We continue to maintain our right to inform our employees about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our facilities that have been approached to unionize have uniformly rejected union organizing efforts. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, and strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
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
At September 30, 2009, we had $59.8 million of outstanding indebtedness under our Third Amended and Restated Loan Agreement (the Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $128.2 million of capital and operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
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
The majority of our facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living industry or other relevant long term care service, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operations generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operations. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing and assisted living are regulated by different agencies, and we have less experience with the agencies that regulate assisted living. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living industry, we might have to adjust part of our existing business model, which could have an adverse affect on our business.
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
Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection, which occurred in the third quarter of 2009. The facility did not pass its HUD re-inspection and as such, the HUD Commissioner could exercise its authority to replace us as the facility operator. In such event, we could be forced to repay the HUD mortgage on this facility to avoid being replaced as the facility operator, which would negatively impact our cash and financial condition. The balance on this mortgage as of September 30, 2009 was approximately $6.3 million. In addition, we would be required to pay a prepayment penalty of approximately $0.1 million if this mortgage was repaid on September 30, 2009. This alternative is not available to us if any of our other three HUD-insured facilities were determined by HUD to be operationally deficient because they are leased facilities. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.
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
We produce our consolidated financial statements in accordance with the requirements of GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.
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
Appointment of Certain Officers
On November 2, 2009, the Board of Directors of The Ensign Group, Inc. (the Company or Ensign) appointed Gregory K. Stapley as Executive Vice President of the Company. Mr. Stapley has been serving as Ensign’s Vice President, General Counsel and Secretary, and he has retained his position as Secretary. At the same time, the Board appointed Beverly B. Wittekind as the Company’s new Vice President and General Counsel, replacing Mr. Stapley in that role. In addition, the Board has appointed Daniel H. Walker as Assistant Secretary of the Company.
The information required by Items 401(b), (d), and (e) and 404(a) of Regulation S-K for Mr. Stapley has been previously reported in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 21, 2009. As of the date of Mr. Stapley’s appointment, no material plan, contract or arrangement, or material amendment in connection with the appointment, has been entered into, nor has any grant or award under such material plan, contract or arrangement been made in connection therewith.
Ms. Wittekind has been serving as Ensign’s Corporate Compliance Officer, and as Vice President and General Counsel of the Company’s wholly-owned subsidiary, Ensign Facility Services, Inc., which operates the Company’s Service Center, since 2002. Prior to joining the Company she worked at Vista Hospital Systems, a non-profit hospital system based in Corona, California, where she served as General Counsel, Chief Compliance Officer and Vice-President of Risk and Litigation Management. Ms. Wittekind is a graduate of the University of Notre Dame Law School and began her career in private practice at Snell & Wilmer and was a partner in the firm Doyle, Winthrop, Oberbillig & West, both in Phoenix, Arizona, where she specialized in the defense of healthcare providers in medical malpractice litigation.
Mr. Walker has been serving as the Deputy General Counsel of Ensign Facility Services, Inc., and as the Company’s Associate General Counsel for Securities, since 2007. Prior to joining Ensign, Mr. Walker was with the law firm of Lewis and Roca, LLP, in Phoenix, Arizona, where he advised public and private corporate companies on a range of matters, including securities regulation, mergers and acquisitions, real estate matters and general corporate transactions. Mr. Walker is a 2005 graduate of the J. Rueben Clark Law School at Brigham Young University.

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

THE ENSIGN GROUP, INC.
November 2, 2009	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002