Form 10-K
period 2009-12-31
ENSIGN GROUP, INC
filed 2010-02-17
CIK 1125376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was approximately $188,970,259 million.

On February 15, 2010, The Ensign Group, Inc. had 20,670,683 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Annual Report on Form 10-K, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, operations, the Service Center and our wholly-owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we”, “us”, “our” and similar verbiage in this annual report is not meant to imply that any of our facilities, business operations, the Service Center or the Captive are operated by the same entity.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. Reference herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we”, “us”, “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity. We were incorporated in 1999 in Delaware. Our corporate address is 27101 Puerta Real, Suite 450, Mission Viejo, CA 92691, and our telephone number is (949) 487-9500. Our corporate website is located at www.ensigngroup.net. The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

EnsignTM is our United States trademark. All other trademarks and trade names appearing in this annual report are the property of their respective owners.

PART I.

Item 1.	Business

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 79 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living, independent living, or hospice care services in California, Arizona and Texas. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of December 31, 2009, we operated 77 facilities, of which we owned 47 and operated an additional 30 facilities under long-term lease arrangements, and had options to purchase eight of those 30 facilities.

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

We organized our facilities into five portfolio companies in 2006 and introduced a sixth portfolio company in 2008, which we believe has enabled us to attract additional qualified leadership talent, and to identify, acquire, and improve facilities at a generally faster rate. With the introduction in early 2006 of the portfolio companies and our New Market CEO program, described below, our acquisition activity accelerated, allowing us to add 15 facilities between January 1, 2006 and July 31, 2007. We then effectively suspended our acquisition program while we effected our initial public offering, which was completed in November 2007. During 2008, we acquired two facilities which added 199 operational beds to our operations. During 2009 we acquired fifteen facilities which added 1,777 operational beds to our operations. The following table summarizes our growth from our formation in 1999 through December 31, 2009:

Cumulative Facility Growth

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	77
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	8,948

Each of our portfolio companies has its own president. These presidents, who are experienced and proven leaders that are generally taken from the ranks of facility CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this reorganization has improved the quality of our recruiting and will continue to facilitate successful acquisitions.

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

Recent Developments

During the fourth quarter of 2009, we acquired eight skilled nursing facilities, one of which also has the capacity to provide independent living and hospice services for an aggregate purchase price of approximately $49.2 million. Of the $49.2 million, $39.2 million was paid in cash and approximately $10.0 million was financed through a short-term loan with one of the sellers. These acquisitions added 1,075 operational skilled nursing beds, 39 independent living units and hospice care services to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction.

On January 1, 2010, we purchased two skilled nursing facilities in Idaho for approximately $7.6 million, which was paid in cash. This acquisition added 158 operational beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

Recent Acquisition History and Growth.  Since January 1, 2009, we added an aggregate of 12 skilled nursing facilities, one skilled nursing facility which also provides independent living services, one skilled nursing facility which also provides assisted living and independent living services and one assisted living facility located in each of California, Arizona, Utah, Colorado and Texas that we had not operated previously. These facilities contributed 1,777 operational beds, respectively, to our operations, increasing our total capacity by approximately 24%.

The following table sets forth the location and number of licensed and independent living beds located at our facilities as of December 31, 2009:

	CA	AZ	TX	UT	CO	WA	ID	Total

Number of facilities	33	12	15	9	4	3	1	77
Operational skilled nursing, assisted living and independent living beds	3,719	1,825	1,817	973	248	278	88	8,948

Industry Trends

The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The skilled nursing industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:

•	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are serving a larger population of higher-acuity patients than in the past.

•	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•	Improving Supply and Demand Balance. The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•	Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. According to U.S. Census Bureau Interim Projections, there will be approximately 46 million people in the United States in 2010 that are over 65 years old. The U.S. Census Bureau estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.

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

The Deficit Reduction Act of 2005 (DRA) was expected to significantly reduce net Medicare and Medicaid spending. Prior to the DRA, caps on annual reimbursements for rehabilitation therapy became effective on January 1, 2006. The DRA provides for exceptions to those caps for patients with certain conditions or multiple complexities whose therapy is reimbursed under Medicare Part B and provided in 2006. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 extended the exceptions to these therapy caps until December 31, 2009. As of February 2010, these exceptions have not been extended and therefore, we are subject to therapy caps. However, based on historical experience, we anticipate these exceptions will be extended during fiscal year 2010.

On July 31, 2009, Centers for Medicare and Medicaid Services (CMS) released its final rule on the fiscal year 2010 PPS reimbursement rates for skilled nursing facilities, which resulted in a 2.2% market basket increase. The fiscal year 2010 recalibration of the case mix index (CMI) is expected to correct a forecast error resulting in a 3.3% rate reduction.

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Risk Factors — Risks Related to Our Business and Industry — “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Proposed reforms to the U.S. healthcare system may lower reimbursements and adversely affect our business.” The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

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

Experienced and Dedicated Employees.  We believe that our employees are among the best in the skilled nursing industry. We believe each of our facilities is led by an experienced and caring leadership team, including dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual facilities. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to lead our facilities. These leaders operate their facilities as separate local businesses. With broad local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

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

Since April 1999, we have acquired 77 facilities with approximately 9,000 operational beds, including 477 assisted living beds and 147 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

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

Attractive Asset Base.  We believe that our facilities are among the best-operated in their respective markets. As of December 31, 2009, we owned 47 of the 77 facilities that we operated, and had purchase agreements or options to purchase eight of the 30 facilities that we operated under long-term lease arrangements. We will consider exercising some or all of these purchase options as they become exercisable, and we expect that we will own a higher percentage of our facilities in the future than we currently own. Assuming we eventually exercise all purchase options we currently hold and we don’t dispose of any of our current facilities, we would own approximately 71% of the facilities we currently operate. By owning our facilities, we believe we will have better control over our occupancy costs over time, as well as increased financial and operational flexibility. We plan to continue to invest in our facilities, both owned and leased, to keep them physically attractive and clinically sound.

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

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each facility. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire a facility only when we believe, among other things, that we will have qualified leadership for that facility. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our facilities. We generally have between five and fifteen prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to a facility, they continue to learn and develop in our facility Chief Executive Officer Program, which facilitates the continued development of these talented business leaders into outstanding facility CEOs, through regular peer review, our Ensign University and on-the-job training.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering real opportunities to improve financial performance within our existing facilities, as we seek to improve overall operational occupancy beyond our average occupancy rates for the years ended December 31, 2009, 2008 and 2007 of 79.4%, 81.1%, and 81.3%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties, the expansion and upgrade of current facilities, and the potential construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring facilities within select geographic markets and may consider the construction of new facilities. In addition, historically we have targeted facilities that we believed were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 49 facilities that we acquired from 2001 through 2008, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.0% during the first full three months of operations to 13.6% during the thirteenth through fifteenth months of operations.

Labor

The operation of our skilled nursing and assisted living facilities requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2009, we had approximately 7,718 full-time equivalent employees, employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2009, approximately 62% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

The healthcare industry as a whole has been experiencing shortages of qualified professional clinical staff. We believe that our ability to attract and retain qualified professional clinical staff stems from our ability to offer attractive wage and benefits packages, a high level of employee training, an empowered culture that provides incentives for individual efforts and a quality work environment.

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

In addition to these regulations, we may face adverse consequences if we violate the federal Stark laws related to certain Medicare physician referrals. The Stark laws prohibit a physician from referring Medicare patients for certain designated health services where the physician has an ownership interest in or compensation arrangement with the provider of the services, with limited exceptions. Also, any services furnished pursuant to a prohibited referral are not eligible for payment by the Medicare programs, and the provider is prohibited from billing any third party for such services. The Stark laws provide for the imposition of a civil monetary penalty of $15,000 per prohibited claim, and up to $100,000 for knowingly entering into certain prohibited cross-referral schemes, and potential exclusion from Medicare for any person who presents or causes to be presented a bill or claim the person knows or should know is submitted in violation of the Stark laws. Such designated health services include physical therapy services; occupational therapy services; radiology services, including CT, MRI and ultrasound; durable medical equipment and services; radiation therapy services and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; inpatient and outpatient hospital services; clinical laboratory services; and, effective January 1, 2007, diagnostic and therapeutic nuclear medical services.

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

Billing and Reimbursement.  Our revenue from government payors, including Medicare and state Medicaid agencies is subject to retroactive adjustments in the form of claimed overpayments and underpayments based on rate adjustments, asserted billing and reimbursement errors, and claimed overpayments and underpayments. We believe billing and reimbursement errors, disagreements, overpayments and underpayments are common in our industry, and we are regularly engaged with government payors and their fiscal intermediaries in reviews, audits and appeals of our claims for reimbursement due to the subjectivity inherent in the processes related to patient diagnosis and care, recordkeeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce.

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

The following table sets forth the payor sources of our total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Payor Sources for All Facilities:
Medicaid-custodial	$219,188	$187,499	$176,558
Medicare	174,769	154,852	123,170
Medicaid-skilled	12,449	8,537	6,232

Total	406,406	350,888	305,960
Managed care	72,544	64,361	52,779
Private and other payors(1)	63,052	54,123	52,579

Total revenue	$542,002	$469,372	$411,318

(1)	Includes revenue from our assisted living facilities.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2009	2008	2007

Percentage of Skilled Nursing Days:
Medicare	14.1%	14.7%	13.7%
Managed care	9.5	9.7	9.0
Other skilled	1.0	0.7	0.6

Skilled mix	24.6	25.1	23.3
Private and other payors	12.7	12.7	13.0

Quality mix	37.3	37.8	36.3
Medicaid	62.7	62.2	63.7

Total skilled nursing	100.0%	100.0%	100.0%

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

Reimbursement for Hospice Services.  Hospice revenues are primarily derived from Medicare. We receive one of four predetermined daily or hourly rates based on the level of care we furnish to the beneficiary. These rates are subject to annual adjustments base on inflation and geographic wage considerations.

We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate.

Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amounts. This annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services.

Available Information

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (Exchange Act). Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the Company may be accessed through the SEC’s website at http://www.sec.gov.

You may also find on our website at http://www.ensigngroup.net, electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report.

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

We derived approximately 43% and 42% of our revenue from the Medicaid program during the years ended December 31, 2009 and 2008, respectively. We derived approximately 32% and 33% of our revenue from the Medicare program for the years ended December 31, 2009 and 2008, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. The Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 included, through federal fiscal year 2014, $490.0 million in savings from improving “Medicare and Medicaid program integrity”, and another $175.0 million in Medicaid savings through implementation of coding edits to ensure “appropriate Medicaid payments”. It is uncertain what proportion of these estimated cost savings will come from recoupments against long-term care facilities. However, despite the savings projected from effectively reducing payments to Medicaid providers, the Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 also included an outlay of $1.5 billion for Medicaid spending through federal fiscal year 2010. The federal share of current law Medicaid outlays is expected to be $248.0 billion, a $26.0 billion increase over projected fiscal year 2009 spending. Some of the projected increases in Medicaid outlays are pursuant to the American Recovery and Reinvestment Act passed in February 2009, which contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states must refrain from implementing eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.

Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California’s governor declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and

Reinvestment Act of 2009 described above. Further, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B.1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California’s severe budget crisis, in July 2009, the State passed a budget-balancing proposal that eliminated this five percent growth cap by amending the current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. Although overall reimbursement from Medi-Cal remained stable, individual facility rates varied. Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, as any such decline could adversely affect our financial condition and results of operations.

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

Our hospice operations are subject to annual Medicare caps calculated by Medicare. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations.

Skilled nursing facilities are required to perform consolidated billing for certain items and services furnished to patients and residents. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its residents receive in these situations. The BBA also affected skilled nursing facility payments by requiring that post-hospitalization skilled nursing services be “bundled” into the hospital’s Diagnostic Related Group (DRG) payment in certain circumstances. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient’s treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. At present, this provision applies to a limited number of DRGs, but already is apparently having a negative effect on skilled nursing facility utilization and payments, either because hospitals are finding it difficult to place patients in skilled nursing facilities which will not be paid as before or because hospitals are reluctant to discharge the patients to skilled nursing facilities and lose part of their payment. This bundling requirement could be extended to more DRGs in the future, which would accentuate the negative impact on skilled nursing facility utilization and payments. We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations.

Proposed reforms to the U.S. healthcare system may lower reimbursements and adversely affect our business.

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

We are subject to various government reviews, audits and investigations that could adversely affect our business and our reputation, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, which resulted in Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $0, $4,000 and $35,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

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

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. One of our operations is currently on prepayment review, and others may be placed on prepayment review in the future. We have no operations that are currently undergoing targeted review.

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

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 extended the exceptions to these therapy caps until December 31, 2009. As of February 2010, these exceptions have not been extended and therefore, we are subject to therapy caps. However, based on historical experience, we anticipate these exceptions will be extended during fiscal year 2010.

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

The interpretation and enforcement of federal and state laws and regulations governing our operations, including, but not limited to the laws describe above, are subject to frequent change. Governmental authorities may interpret these laws in a manner inconsistent with our interpretation and application. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations and reduce, forego or refund reimbursements to the government, or incur other significant penalties. We could also be compelled to divert personnel and other resources to responding to an investigation or other enforcement action under these laws or regulations, or to ongoing compliance with a corporate integrity agreement, deferred prosecution agreement, court order or similar agreement. The diversion of these resources, including our management team, clinical and compliance staff, and others, would take away from the time and energy these individuals devote to routine operations.

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

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated three of them from the program to date. We currently have two facilities operating under special focus status, and the state survey agency has indicated that some or all of the historical non-compliance considered in placing one of these facilities on special focus status predated our late 2006 acquisitions of the facility. The other facility on special focus status was placed on special focus status prior to our acquisition of that facility on October 1, 2009.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2009, approximately 75% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

Our success depends upon our ability to retain and attract nurses, Certified Nurse Assistants (CNAs) and therapists. Our success also depends upon our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our facilities. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff that is directly responsible for day-to-day care of the patients and marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.

We operate one or more skilled nursing facilities in the states of California, Arizona, Texas, Washington, Utah, Colorado and Idaho. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine. Deficiencies may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility’s license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

The skilled nursing business involves a significant risk of liability given the age and health of our patients and residents and the services we provide. We and others in our industry are subject to a large and increasing number of claims and lawsuits, including professional liability claims, alleging that our services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits has in the past, and in the future, may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. Plaintiffs tend to sue every healthcare provider who may have been involved in the patient’s care and, accordingly, we respond to multiple lawsuits and claims every year.

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

Certain lawsuits filed on behalf of patients of long-term care facilities for alleged negligence and/or alleged abuses have resulted in large damage awards against other companies, both in and related to our industry. In addition, there has been an increase in the number of class action suits filed against long-term and rehabilitative care companies. A class action suit was previously filed against us alleging, among other things, violations of certain California Health and Safety Code provisions and a violation of the California Consumer Legal Remedies Act at certain of our facilities. We settled this class action suit and this settlement was approved by the affected class and the Court in April 2007. However, we could be subject to similar actions in the future, which could subject us to large damage awards and settlements.

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 77 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

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

As a byproduct of our investigation we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies existed. We, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, we treated the claims as overpayments. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, we accrued a liability of approximately $224,000, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified. These claims were settled with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

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

In 2009, we acquired twelve skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility with a total of 1,777 operational beds. In 2008, we acquired two skilled nursing facilities with a total of 199 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had been already surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility’s compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both facilities have successfully graduated from the Centers for Medicare and Medicaid Services’ Special Focus program. We currently have two facilities remaining on special focus facility status. One of the two operations on special focus status was placed on special focus prior to our acquisition in October 2009.

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

Furthermore, in some states, citations in one facility impact other facilities in the state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility’s regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations as a whole. We currently have four facilities in Colorado whereby the provisional, or conditional, license status is not the result of inspection deficiencies, but the state’s decision to issue a provisional license to us as a new operator in the state of Colorado. The state’s granting of a provisional license in Colorado was the result of the Company not having prior operational compliance history in the state.

We may not be successful in generating internal growth at our facilities by expanding occupancy at these facilities. We also may be unable to improve patient mix at our facilities.

Overall operational occupancy across all of our facilities was approximately 79.4% and 81.1% for the years ended December 31, 2009 and 2008, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.

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

We currently occupy approximately 8% of our facilities under agreements that are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases, which would have a negative impact on our capital structure and our ability to generate future revenue, and could interfere with our ability to pursue our growth strategy.

In addition, we occupy approximately 14% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers five of our facilities. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.

At December 31, 2009, we had $110.6 million of outstanding indebtedness under our Fourth Amended and Restated Loan Agreement (the Amended Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $120.3 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Because our Amended Term Loan, mortgage and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.

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

If we decide to expand our presence in the assisted living, home health and hospice industries, we would become subject to risks in a market in which we have limited experience.

The majority of our facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living, home health and hospice industries or other relevant long term care service, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operations generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operations. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, assisted living, home health and hospice are regulated by different agencies, and we have less experience with the agencies that regulate assisted living, home health and hospice. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living, home health and hospice industries, we might have to adjust part of our existing business model, which could have an adverse affect on our business.

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

Financial markets experienced significant disruptions in 2008, which continued in 2009. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Though we anticipate that the cash amounts generated internally, together with amounts available under the Revolver, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.

Delays in reimbursement may cause liquidity problems.

If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in 2008, California delayed any reimbursement subsequent to the end of July until such time the budget was enacted. Further, and independent to the budget impasse, the State of California delayed all August 2008 payments until September. We cannot predict whether similar reimbursement delays will continue in future fiscal years. Medi-Cal had also delayed the release of the reimbursement rates which were announced in January 2010. These rate increases were put in place on a retrospective basis, effective August 1, 2009. In January 2009, the State of California announced expected cash shortages in February which impacted payments to Medi-Cal providers from late March through April. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.

Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.

Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD’s requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

While we do not have a formal dividend policy, we currently intend to continue to pay regular quarterly dividends to the holders of our common stock, but future dividends will continue to be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by financing arrangements including pursuant to the loan and security agreement governing our revolving line of credit, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. From 2002 through 2009, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. We may not be able to pay or maintain dividends, and we may at any time elect not to pay dividends but to retain cash for other purposes. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our beds and monthly patient fees will increase our actual cash available for dividends to stockholders. It is possible that we may pay dividends in a future period that may exceed our net income for such period. The failure to pay or maintain dividends could adversely affect our stock price.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

Service Center.  We currently lease 29,829 square feet of office space in Mission Viejo, California for our Service Center pursuant to a lease that expires in August 2019. We have two options to extend our lease term at this location for an additional five-year term for each option.

Facilities.  We currently operate 79 facilities in California, Arizona, Texas, Washington, Colorado, Utah and Idaho, with the operational capacity to serve approximately 9,100 residents. Of the 77 facilities that we operated as of December 31, 2009, we owned 47 facilities and leased 30 facilities pursuant to operating leases, eight of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future, which we believe will enable us to better control our occupancy costs over time. We currently do not manage any facilities for third parties and do not actively seek to manage facilities for others, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our facilities at December 31, 2009:

		Purchase Agreement
	Leased without a	or Leased with a		Total Operational
State	Purchase Option	Purchase Option	Owned	Beds

California	1,706	883	1,130	3,719
Arizona	579	—	1,246	1,825
Texas	112	—	1,705	1,817
Utah	222	—	751	973
Colorado	—	—	248	248
Washington	—	—	278	278
Idaho	—	88	—	88

Total	2,619	971	5,358	8,948

Skilled nursing	2,619	887	4,818	8,324
Assisted living	—	84	393	477
Independent living	—	—	147	147

Total	2,619	971	5,358	8,948

Item 3.	Legal Proceedings

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 77 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

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

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low

Fiscal 2009
First Quarter	$18.90	$12.58
Second Quarter	16.50	12.50
Third Quarter	16.34	12.94
Fourth Quarter	15.70	13.50
Fiscal 2008
First Quarter	$14.49	$7.50
Second Quarter	12.25	8.66
Third Quarter	18.39	10.46
Fourth Quarter	19.25	11.29

During fiscal 2009, we declared aggregate cash dividends of $0.185 per share of common stock, for a total of approximately $3.8 million.

As of February 15, 2010, there were approximately 128 holders of record of our common stock.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on November 9, 2007 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 3-YEAR CUMULATIVE TOTAL RETURN
AMONG THE ENSIGN GROUP, INC., NASDAQ MARKET INDEX,
SKILLED NURSING FACILITIES

Comparison of 3-year cumulative total return among The Ensign Group, Inc., NASDAQ Market Index, Skilled Nursing Facilities

	11/9/2007	12/31/2007	12/31/2008	12/31/2009
The Ensign Group, Inc.	$100.00	$87.52	$102.77	$95.25
NASDAQ Market Index	$100.00	$92.91	$55.72	$80.97
Skilled Nursing Facilities	$100.00	$96.31	$44.78	$57.29

The current composition of SIC Code 8051 — Skilled Nursing Facilities — is as follows:

AdCare Health Systems, Inc., Advocat, Assisted Living Concepts, Inc., Beijing Logistic Inc., Chemed Corporation, Five Star Quality Care, Inc., Kindred Healthcare, Inc., Lexington Healthcare Group, Inc., Mednax Inc., National Healthcare Corporation, Odyssey HealthCare, Inc., Skilled Healthcare Group, Inc., Sun Healthcare Group, Sunrise Senior Living, Inc., The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

		Aggregate
	Dividend per	Dividend
	Share	Declared
		(In thousands)

2008
First Quarter	$0.040	$821
Second Quarter	$0.040	$822
Third Quarter	$0.040	$822
Fourth Quarter	$0.045	$925
2009
First Quarter	$0.045	$926
Second Quarter	$0.045	$927
Third Quarter	$0.045	$928
Fourth Quarter	$0.050	$1,032

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2009, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The loan and security agreement governing our revolving line of credit with General Electric Capital Corporation restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent operating subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. generally accepted accounting principles (GAAP).

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2009, nor issue any securities that were not registered under the Securities Act of 1933.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenue	$542,002	$469,372	$411,318	$358,574	$300,850
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	434,318	376,742	335,014	284,847	239,379
Facility rent — cost of services	14,703	14,932	16,675	16,404	16,118
General and administrative expense	20,767	20,017	15,945	14,210	10,909
Depreciation and amortization	13,276	9,026	6,966	4,221	2,458

Total expenses	483,064	420,717	374,600	319,682	268,864
Income from operations	58,938	48,655	36,718	38,892	31,986
Other income (expense):
Interest expense	(5,691)	(4,784)	(4,844)	(2,990)	(2,035)
Interest income	279	1,374	1,558	772	491

Other expense, net	(5,412)	(3,410)	(3,286)	(2,218)	(1,544)
Income before provision for income taxes	53,526	45,245	33,432	36,674	30,442
Provision for income taxes	21,040	17,736	12,905	14,125	12,054

Net income	$32,486	$27,509	$20,527	$22,549	$18,388

Net income per share(1):
Basic	$1.58	$1.34	$1.39	$1.66	$1.35

Diluted	$1.55	$1.33	$1.17	$1.34	$1.05

Weighted average common shares outstanding:
Basic	20,603	20,520	14,497	13,366	13,468

Diluted	20,925	20,715	17,470	16,823	17,505

(1)	See Note 3 of the Notes to the Consolidated Financial Statements.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,855	$41,326	$51,732	$25,491	$11,635
Working capital	45,559	46,811	62,969	28,281	19,087
Total assets	391,348	296,901	267,389	190,531	119,390
Long-term debt, less current maturities	107,401	59,489	60,577	63,587	25,520
Redeemable, convertible preferred stock	—	—	—	2,725	2,725
Stockholders’ equity	187,559	156,021	129,677	51,147	32,634
Cash dividends declared per common share	$0.185	$0.165	$0.160	$0.130	$0.090

On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with General Electric Capital Corporation (the Lender) which increased the borrowing capacity of the Amended Term Loan by $40.0 million. In addition, on October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of

$10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. These two additions to long-term debt represent the change in “Long-term debt, less current maturities” in the table above. See the “Liquidity and Capital Resources” section below for further details.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Other Non-GAAP Financial Data:
EBITDA(1)	$72,214	$57,681	$43,684	$43,113	$34,444
EBITDAR(1)	86,917	72,613	60,359	59,517	50,562

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent — cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Statement of Income Data:
Net income	$32,486	$27,509	$20,527	$22,549	$18,388
Other expense, net	5,412	3,410	3,286	2,218	1,544
Provision for income taxes	21,040	17,736	12,905	14,125	12,054
Depreciation and amortization	13,276	9,026	6,966	4,221	2,458

EBITDA	$72,214	$57,681	$43,684	$43,113	$34,444

Facility rent — cost of services	14,703	14,932	16,675	16,404	16,118

EBITDAR	$86,917	$72,613	$60,359	$59,517	$50,562

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 79 facilities located in California, Arizona, Texas, Washington, Colorado, Utah and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Colorado and Texas and five campuses that offer both skilled nursing and assisted living, independent living or hospice care services in California, Arizona and Texas. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of December 31, 2009, we operated 77 facilities, of which we owned 47 and operated an additional 30 facilities under long-term lease arrangements, and had options to purchase for eight of those 30 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of December 31, 2009:

		Leased (with a	Leased (without a
	Owned	Purchase Option)	Purchase Option)	Total

Number of facilities	47	8	22	77
Percent of total	61.0%	10.4%	28.6%	100%
Operational skilled nursing, assisted living and independent living beds	5,358	971	2,619	8,948
Percent of total	59.9%	10.9%	29.2%	100%

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities and operations are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, business operations, the Service Center or the Captive are operated by the same entity.

Recent Developments

During the first quarter of 2009, we acquired five skilled nursing facilities, one skilled nursing facility which also has the capacity to provide assisted living and independent living services and one assisted living facility. The aggregate purchase price of six of the seven facilities was $20.5 million. We acquired the remaining facility pursuant to a long-term lease arrangement with the real property owner of the facility. In this transaction, we assumed ownership of the skilled nursing operating business at this facility for approximately $1.6 million. These acquisitions added an aggregate of 547 operational skilled nursing, 92 operational assisted living and 24 independent living beds to our operations.

On September 30, 2009, the lease on one of our assisted living facilities in Arizona expired and we decided not to exercise our renewal option on this facility. As the operations of this facility were not material to us as a whole, the disposal of this facility was not shown as discontinued operations in our consolidated statement of income for the year ended December 31, 2009.

During the fourth quarter of 2009, we acquired eight skilled nursing facilities, one of which also has the capacity to provide independent living and hospice services, for an aggregate purchase price of approximately $49.2 million. Of the $49.2 million, $39.2 million was paid in cash and approximately $10.0 million was financed through a short term loan with the one of the sellers. These acquisitions added 1,075 operational skilled nursing beds, 39 independent living units and hospice care services to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction.

On December 31, 2009, we purchased the underlying assets of one of our leased skilled nursing facilities in Salt Lake City, Utah. This facility was purchased for approximately $2.8 million, which was paid in cash.

On January 1, 2010, we purchased two skilled nursing facilities in Idaho for approximately $7.6 million, which was paid in cash. This acquisition added 158 operational beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

See further discussion of facility acquisitions in Note 6 to the Consolidated Financial Statements below.

Key Performance Indicators

We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:

•	Routine revenue: Routine revenue is generated by the contracted daily rate charged for all contractually inclusive services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.

•	Skilled revenue: The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled residents that are included in this population represent very high acuity residents who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our assisted living services.

•	Skilled mix: The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving services at our skilled nursing facilities divided by the total number of days patients (less days from assisted living services) from all payor sources are receiving services at our skilled nursing facilities for any given period (less days from assisted living services).

•	Quality mix: The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at our skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at our skilled nursing facilities for any given period (less days from assisted living services).

•	Average daily rates: The routine revenue by payor source for a period at our skilled nursing facilities divided by actual patient days for that revenue source for that given period.

•	Occupancy percentage (operational beds): The total number of residents occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.

•	Number of facilities and operational beds: The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of operational beds associated with these facilities.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2009	2008	2007

Skilled Mix:
Days	24.6%	25.1%	23.3%
Revenue	48.2%	48.8%	44.7%
Quality Mix:
Days	37.3%	37.8%	36.3%
Revenue	57.7%	58.2%	55.0%

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

The following table summarizes our occupancy statistics for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Occupancy:
Operational beds at end of period	8,948	7,324	7,105
Available patient days	2,965,401	2,634,183	2,558,778
Actual patient days	2,353,087	2,135,662	2,078,893
Occupancy percentage (based on operational beds)	79.4%	81.1%	81.3%

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

	Year Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
	(In thousands)

Revenue:
Medicaid — custodial	$219,188	40.4%	$187,499	40.0%	$176,558	42.9%
Medicare	174,769	32.3	154,852	33.0	123,170	30.0
Medicaid — skilled	12,449	2.3	8,537	1.8	6,232	1.5

Total	406,406	75.0	350,888	74.8	305,960	74.4
Managed care	72,544	13.4	64,361	13.7	52,779	12.8
Private and other(1)	63,052	11.6	54,123	11.5	52,579	12.8

Total revenue	$542,002	100.0%	$469,372	100.0%	$411,318	100.0%

(1)	Includes revenue from assisted living facilities.

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

Depreciation and Amortization.  Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The following is a summary of the depreciable lives of our depreciable assets:

Buildings and improvements	15 to 50 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5 to 15 years
Furniture and equipment	3 to 10 years

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

Revenue Recognition

We recognize revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured.

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

Revenue from the Medicare and Medicaid programs accounted for approximately 75%, 75% and 74% of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. We recorded retroactive adjustments that increased revenue by $0.2 million, $0.5 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We record revenue from private pay patients as services are performed.

Accounts Receivable

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. The percentages applied to the aged receivable balances are based on the Company’s historical experience and time limits, if any, for managed care, Medicare and Medicaid. We periodically refine our procedures for estimating the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.

Self-Insurance

We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2009, the combined self-insured retention and corridor was $0.5 million per claim with a $1.5 million deductible. As of April 1, 2009, for all facilities except those located in Colorado, the third-party coverage above these limits was $1.0 million per occurrence, $3.0 million per facility with a $10.0 million blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per occurrence and $3.0 million per facility, which is independent of the $10.0 million blanket aggregate applicable to our other 73 facilities.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation in California are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. Our policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying consolidated balance sheets were $22.3 million and $17.9 million as of December 31, 2009 and 2008, respectively.

Our operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.5 million for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. Our operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying consolidated balance sheets and were $7.6 million and $6.5 million as of December 31, 2009 and 2008, respectively.

We provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect ourselves against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.3 million for each covered person, which resets every plan year or a lifetime maximum of $5.0 million per each covered person’s lifetime on the PPO and EPO plans. The aforementioned coverage only applies to claims paid during the plan year. Our accrued liability under these plans recorded on an undiscounted basis in the accompanying consolidated balance sheets was $2.3 million and $1.9 million at December 31, 2009 and 2008, respectively.

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

The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to net income. If our actual liability exceeds its estimates of loss, its future earnings and financial condition would be adversely affected.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the years ended December 31, 2009, 2008 or 2007.

Intangible Assets and Goodwill

Intangible assets consist primarily of favorable lease, lease acquisition costs, patient base and trade names. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names are amortized over 30 years.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. We define reporting units as the individual facilities. We perform our annual test for impairment during the fourth quarter of each year. We did not record any impairment charges during the years ended December 31, 2009, 2008, or 2007.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables.

Income Taxes

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. We generally expect to fully utilize our deferred tax assets; however, when necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.

In determining the annual income tax rate for the financial statements for interim periods, we must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. When we take uncertain income tax positions, we record a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, we must consider the potential outcomes from a review of the positions by taxing authorities.

In determining the need for a valuation allowance, the annual income tax rate for interim periods, or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ from the determinations we make.

Leases and Leasehold Improvements

At the inception of each lease, we perform an evaluation to determine whether the lease should be classified as an operating or capital lease. We record rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date we are given control of the leased premises through the end of the lease term. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we record straight-line rent expense.

New Accounting Pronouncements

In January 2010 the Financial Accounting Standards Board (FASB) issued new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases sales, issuances, and settlements relating to Level 3 measurements. The new requirements clarify existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These requirements are effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of these requirements is not expected to have a material impact on our consolidated financial statements.

Adoption of New Accounting Pronouncements

In June 2009, the FASB issued The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification) as a single source of authoritative nongovernmental GAAP was launched July 1, 2009. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification became effective for us in the interim period ending September 30, 2009, and as a result all references made to GAAP use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it did not have an impact on our financial position, operating results or cash flows.

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (subsequent events). These standards are effective prospectively for interim or annual financial periods ending after June 15, 2009. Our adoption of these standards during the second quarter of fiscal year 2009 had no impact on our consolidated financial statements. We have evaluated subsequent events through February 17, 2010, the date of our issuance of the consolidated financial statements.

In September 2006, the FASB issued new standards that defined fair value, established a framework for measuring fair value in accordance with GAAP, and required enhanced disclosures about fair value measurements. This framework became effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of the fair value framework for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB clarified the application of the fair value framework in an inactive market and to illustrate how an entity would determine fair value in an inactive market. Our adoption of the fair value framework for non-financial assets and liabilities in 2009 had no impact on our consolidated financial statements.

In December 2007, the FASB revised the requirements for accounting for business combinations which require companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” The revised guidelines require companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. These requirements apply to all business combinations, including combinations by contract alone. Further, all business combinations are to be accounted for by applying the acquisition method. The revised business combination accounting standards are effective for fiscal years beginning on or after December 15, 2008. We adopted the revised business combination accounting standards at the beginning of fiscal year 2009. See Note 6 for a description of the impact of this adoption on our consolidated financial position and results of operations.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	80.1	80.3	81.4
Facility rent — cost of services	2.7	3.2	4.1
General and administrative expense	3.8	4.2	3.9
Depreciation and amortization	2.5	1.9	1.7

Total expenses	89.1	89.6	91.1
Income from operations	10.9	10.4	8.9
Other income (expense):
Interest expense	(1.1)	(1.0)	(1.2)
Interest income	0.1	0.3	0.4

Other expense, net	(1.0)	(0.7)	(0.8)
Income before provision for income taxes	9.9	9.7	8.1
Provision for income taxes	3.9	3.8	3.1

Net income	6.0%	5.9%	5.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)

Total Facility Results:
Revenue	$542,002	$469,372	$72,630	15.5%
Number of facilities at period end	77	63	14	22.2%
Actual patient days	2,353,087	2,135,662	217,425	10.2%
Occupancy percentage — Operational beds	79.4%	81.1%		(1.7)%
Skilled mix by nursing days	24.6%	25.1%		(0.5)%
Skilled mix by nursing revenue	48.2%	48.8%		(0.6)%

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)

Same Facility Results(1):
Revenue	$403,384	$384,537	$18,847	4.9%
Number of facilities at period end(1)	46	46	—	—%
Actual patient days	1,690,102	1,717,473	(27,371)	(1.6)%
Occupancy percentage — Operational beds	83.2%	83.9%		(0.7)%
Skilled mix by nursing days	26.9%	26.4%		0.5%
Skilled mix by nursing revenue	50.8%	50.0%		0.8%

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)

Transitioning Facility Results(2) :
Revenue	$87,770	$79,876	$7,894	9.9%
Number of facilities at period end	15	15	—	—%
Actual patient days	407,437	397,544	9,893	2.5%
Occupancy percentage — Operational beds	73.5%	71.5%		2.0%
Skilled mix by nursing days	22.3%	19.4%		2.9%
Skilled mix by nursing revenue	46.6%	42.5%		4.1%

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)

Recently Acquired Facility Results(3):
Revenue	$50,848	$4,959	$45,889	NM	%
Number of facilities at period end	17	2	15	NM	%
Actual patient days	255,548	20,645	234,903	NM	%
Occupancy percentage — Operational beds	67.1%	67.5%		(0.4)%
Skilled mix by nursing days	13.2%	29.3%		(16.1)%
Skilled mix by nursing revenue	29.5%	53.3%		(23.8)%

(1)	Same Facility results represent all facilities purchased prior to January 1, 2006. Same Facility includes the results of operations through September 30, 2009 of our assisted living facilities in Arizona which we decided not to exercise our renewal option on the lease. The lease expired on September 30, 2009.

(2)	Transitioning Facility results represents all facilities acquired from January 1, 2006 to December 31, 2007.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2008.

Revenue.  Revenue increased $72.6 million, or 15.5%, to $542.0 million for the year ended December 31, 2009 compared to $469.4 million for the year ended December 31, 2008. Of the $72.6 million increase, Medicare and managed care revenue increased $28.1 million, or 12.8%, other skilled revenue increased $3.9 million, or 45.8%, Medicaid custodial revenue increased $31.7 million, or 16.9%, and private and other revenue increased $8.9 million, or 16.5%. Approximately $45.9 million of the total revenue increase was due to revenue generated by the increase in the number of Recently Acquired Facilities. Since January 1, 2008, the Company has acquired seventeen facilities in six states. Overall occupancy and skilled mix decreased by 1.7% and 0.5%, respectively as a result of Recently Acquired Facilities which had a combined occupancy rate and skilled mix of 67.1% and 13.2%, respectively. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix in Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate that our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.

Revenue generated by Transitioning Facilities increased $7.9 million, or 9.9%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was primarily due to increases in occupancy and skilled mix by nursing days of 2.0% and 2.9%, respectively, relative to the year ended December 31, 2008. In addition, this revenue increase occurred despite a decrease in occupancy at our assisted living facilities of 5.2%. Revenue generated by Same Facilities increased $18.8 million, or 4.9%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was primarily due to an increase in skilled mix of 0.8% to a Company Same Facility record of 50.8% which was the result of higher acuity levels and higher reimbursement rates resulting from statutory increases relative to the year ended December 31, 2008.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008	% Change

Skilled Nursing Average Daily Revenue Rates:
Medicare	$560.03	$523.70	$480.01	$448.70	$460.62	$433.13	$536.74	$507.02	5.9%
Managed care	334.88	322.00	369.77	387.26	429.58	427.95	342.32	328.17	4.3%
Other skilled	613.44	596.84	436.26	—	—	—	592.57	596.84	(0.7)%
Total skilled revenue	468.44	441.79	446.55	436.33	453.80	431.55	464.00	440.84	5.3%
Medicaid	163.72	155.21	145.93	140.18	159.64	163.24	160.11	152.33	5.1%
Private and other payors	187.24	177.66	152.48	149.38	181.74	144.68	178.12	169.24	5.2%
Total skilled nursing revenue	$248.16	$233.48	$214.13	$199.33	$203.09	$237.33	$237.18	$226.88	4.5%

The average Medicare daily rate increased by approximately 5.9% in the year ended December 31, 2009 as compared to the year ended December 31, 2008, in spite of a reduction in the national average Medicare rate of approximately 1.1% during the fourth quarter of fiscal year 2009, as a result of higher acuity patient mix. In addition, during the first three quarters of fiscal year 2009 the Medicare daily rate was increased as a result of the market basket increase of 3.3% which began in the fourth quarter of fiscal year 2008. The average Medicaid rate increase of 5.1% in the year ended December 31, 2009 relative to the same period in the prior year primarily resulted from increases in reimbursement rates in the state of Texas due to the state reimbursement system changing to a RUG based system.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Percentage of Skilled Nursing Revenue:
Medicare	32.6%	32.4%	34.0%	34.9%	23.4%	37.2%	32.0%	32.9%
Managed care	15.2	15.3	11.3	7.6	6.1	16.1	13.7	14.0
Other skilled	3.0	2.3	1.3	—	—	—	2.5	1.9

Skilled mix	50.8	50.0	46.6	42.5	29.5	53.3	48.2	48.8
Private and other payors	7.9	8.6	11.7	13.5	18.7	14.7	9.5	9.4

Quality mix	58.7	58.6	58.3	56.0	48.2	68.0	57.7	58.2
Medicaid	41.3	41.4	41.7	44.0	51.8	32.0	42.3	41.8

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Percentage of Skilled Nursing Days:
Medicare	14.5%	14.4%	15.2%	15.5%	10.3%	20.4%	14.1%	14.7%
Managed care	11.2	11.1	6.5	3.9	2.9	8.9	9.5	9.7
Other skilled	1.2	0.9	0.6	—	—	—	1.0	0.7

Skilled mix	26.9	26.4	22.3	19.4	13.2	29.3	24.6	25.1
Private and other payors	10.5	11.3	16.5	18.0	20.9	24.1	12.7	12.7

Quality mix	37.4	37.7	38.8	37.4	34.1	53.4	37.3	37.8
Medicaid	62.6	62.3	61.2	62.6	65.9	46.6	62.7	62.2

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately).  Cost of services increased $57.6 million, or 15.3%, to $434.3 million for the year ended December 31, 2009 compared to $376.7 million for the year ended December 31, 2008. Cost of services decreased as a percent of total revenue to 80.1% for the year ended December 31, 2009 as compared to 80.3% for the year ended December 31, 2008. Of the $57.6 million increase, $13.5 million was attributable to Same Facility increases, $5.8 million was attributable to Transitioning Facilities, and the remaining $38.3 million was attributable to Recently Acquired Facilities. The $13.5 million increase in Same Facility cost of services was primarily due to a $4.2 million increase in salaries and benefits, partially offset by a reduction in contract nursing services of $1.0 million, a $2.9 million increase in insurance costs and a $3.1 million increase in ancillary expenses. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which was attributable to replacing contract nursing labor with full time employees. The increase in insurance costs was primarily a result of increased self-insured general and professional liability due to an increase in the level of self-insured deductible and higher actuarial projections for future claim settlements and increased medical and dental healthcare benefits due to an increase in current and projected claims. The increase in ancillary expenses is primarily due to increased therapy wages.

Facility Rent — Cost of Services.  Facility rent — cost of services decreased $0.2 million, or 1.5%, to $14.7 million for the year ended December 31, 2009 compared to $14.9 million for the year ended December 31, 2008. Facility rent-cost of services as a percent of total revenue was 2.7% for the year ended December 31, 2009 as compared to 3.2% for the year ended December 31, 2008. In 2008, rent expense was reduced by a recovery of

$0.6 million related to the favorable settlement of an accrued contingent rent liability, which did not recur in the current year. Taking the recovery into consideration, rent expense decreased by $0.8 million during the year ended December 31, 2009 as compared to 2008 due to the purchases of six previously leased properties during 2008.

General and Administrative Expense.  General and administrative expense increased $0.8 million, or 3.8%, to $20.8 million for the year ended December 31, 2009 compared to $20.0 million for the year ended December 31, 2008. General and administrative expense decreased as a percent of total revenue to 3.8% for the year ended December 31, 2009 as compared to 4.3% for the year ended December 31, 2008. The $0.8 million increase was primarily due to an increase in wages and benefits, largely due to additional staffing in our Service Center and resource departments.

We have, and expect to continue to experience higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go forward basis, until the beginning of 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.

Depreciation and Amortization.  Depreciation and amortization expense increased $4.3 million, or 47.1%, to $13.3 million for the year ended December 31, 2009 compared to $9.0 million for the year ended December 31, 2008. Depreciation and amortization expense increased as a percent of total revenue to 2.5% for the year ended December 31, 2009 as compared to 1.9% for the year ended December 31, 2008. This increase was primarily related to an increase in Same Facility depreciation expense due to purchases of six previously leased properties during 2008 and recent renovations, as well as the additional depreciation of Recently Acquired Facilities. In addition, amortization expense increased $0.8 million as compared to the year ended December 31, 2008 related to the amortization of patient base intangible assets at Recently Acquired Facilities.

Other Income (Expense).  Other expense, net increased $2.0 million, or 58.7%, to $5.4 million for the year ended December 31, 2009 compared to $3.4 million for the year ended December 31, 2008. Other expense, net increased as a percent of total revenue to 1.0% for the year ended December 31, 2009 as compared to 0.7% for the year ended December 31, 2008. This change was due to a decrease in interest income received for the year ended December 31, 2009 compared to the year ended December 31, 2008. In addition, we anticipate our interest expense will increase in 2010 as a result of the additional $40.0 million added to the Term Loan in November 2009.

Provision for Income Taxes.  Provision for income taxes increased $3.3 million, or 18.6%, to $21.0 million for the year ended December 31, 2009 compared to $17.7 million for the year ended December 31, 2008. This increase resulted from the increase in income before income taxes of $8.3 million, or 18.3%. Our effective tax rate was 39.3% for the year ended December 31, 2009 as compared to 39.2% for the year ended December 31, 2008.

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

	Years Ended
	December 31,
	2008	2007	Change	% Change
	(Dollars in thousands)

Total Facility Results:
Revenue	$469,372	$411,318	$58,054	14.1%
Number of facilities at period end	63	61	2	3.3%
Actual patient days	2,135,662	2,078,893	56,769	2.7%
Occupancy percentage — Operational beds	81.1%	81.3%		(0.2)%
Skilled mix by nursing days	25.1%	23.3%		1.8%
Skilled mix by nursing revenue	48.8%	44.7%		4.1%

	Years Ended
	December 31,
	2008	2007	Change	% Change
	(Dollars in thousands)

Same Facility Results(1):
Revenue	$354,024	$319,299	$34,725	10.9%
Number of facilities at period end	43	43	—	—%
Actual patient days	1,601,227	1,604,448	3,221	0.2%
Occupancy percentage — Operational beds	83.8%	84.3%		(0.5)%
Skilled mix by nursing days	26.3%	24.5%		1.8%
Skilled mix by nursing revenue	49.8%	45.9%		3.9%

	Years Ended
	December 31,
	2008	2007	Change	% Change
	(Dollars in thousands)

Transitioning Facility Results(2):
Revenue	$90,036	$77,563	$12,473	16.1%
Number of facilities at period end	14	14	—	—%
Actual patient days	405,468	388,834	16,634	4.3%
Occupancy percentage — Operational beds	76.2%	73.3%		2.9%
Skilled mix by nursing days	22.9%	21.2%		1.7%
Skilled mix by nursing revenue	47.0%	42.3%		4.7%

	Years Ended
	December 31,
	2008	2007	Change	% Change
	(Dollars in thousands)

Recently Acquired Facility Results(3):
Revenue	$25,312	$14,456	$10,856	75.1%
Number of facilities at period end	6	4	2	50.0%
Actual patient days	128,967	85,611	43,356	50.6%
Occupancy percentage — Operational beds	67.6%	68.3%		(0.7)%
Skilled mix by nursing days	18.0%	13.5%		4.5%
Skilled mix by nursing revenue	41.1%	33.5%		7.6%

(1)	Same Facility results represent all facilities purchased prior to January 1, 2005.

(2)	Transitioning Facility results represents all facilities acquired from January 1, 2005 to December 31, 2006.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2007.

Revenue.  Revenue increased $58.1 million, or 14.1%, to $469.4 million for the year ended December 31, 2008 compared to $411.3 million for the year ended December 31, 2007. Of the $58.1 million increase, Medicare and managed care revenue increased $43.3 million, or 24.6%, Medicaid revenue increased $10.9 million, or 6.2%, private and other revenue increased $1.5 million, or 2.9% and other skilled revenue increased $2.3 million, or 37.0%.

Revenue generated by Same Facilities increased $34.7 million, or 11.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to an increase in skilled mix of 1.8%, combined with higher reimbursement rates resulting from statutory increases and higher acuity levels relative to the year ended December 31, 2007. The increase in Same Facility occupancy occurred despite an overall census decrease of 5.2% at our assisted living facilities. The increase in skilled mix was primarily due to an increase in Medicare days of 11.8% as compared to the year ended December 31, 2007. Revenue generated by Transitioning Facilities increased $12.5 million, or 16.1% as compared to the year ended December 31, 2007. This increase was primarily due to increased in skilled mix and occupancy of 1.7% and 2.9%, respectively.

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

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2008	2007	2008	2007	2008	2007	2008	2007	% Change

Skilled Nursing Average Daily Revenue Rates:
Medicare	$520.16	$464.75	$486.60	$416.06	$434.00	$414.60	$507.02	$451.33	12.3%
Managed care	320.52	292.60	357.30	333.80	444.78	343.73	328.17	297.42	10.3%
Other skilled	596.84	508.42	—	—	—	—	596.84	508.42	17.4%
Total skilled revenue	438.20	391.97	453.27	396.96	436.26	406.23	440.84	393.23	12.1%
Medicaid	154.36	147.15	149.17	142.50	137.80	125.21	152.33	145.20	4.9%
Private and other payors	177.41	166.38	164.78	157.16	135.40	126.44	169.24	161.46	4.8%
Total skilled nursing revenue	$231.64	$209.45	$221.05	$198.56	$190.93	$163.24	$226.88	$205.22	10.6%

The average Medicare daily rate increased by approximately 12.3% in the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of higher acuity patient mix and an increase in the national average Medicare rate of approximately 3.3% as a result of the market basket increase beginning in the fourth quarter of fiscal year 2008. The average Medicaid rate increase of 4.9% in the year ended December 31, 2008 relative to the same period in the prior year primarily resulted from increases in reimbursement rates in the state of Texas due to the state reimbursement system changing to a RUG based system.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient revenue and days by payor source:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Percentage of Skilled Nursing Revenue:
Medicare	31.8%	29.0%	37.4%	34.0%	32.3%	30.1%	32.9%	30.0%
Managed care	15.5	14.8	9.6	8.3	8.8	3.4	14.0	13.1
Other skilled	2.5	2.1	—	—	—	—	1.9	1.6

Skilled mix	49.8	45.9	47.0	42.3	41.1	33.5	48.8	44.7
Private and other payors	8.6	9.5	10.6	12.0	17.6	15.6	9.4	10.3

Quality mix	58.4	55.4	57.6	54.3	58.7	49.1	58.2	55.0
Medicaid	41.6	44.6	42.4	45.7	41.3	50.9	41.8	45.0

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Percentage of Skilled Nursing Days:
Medicare	14.2%	13.1%	17.0%	16.3%	14.2%	11.9%	14.7%	13.6%
Managed care	11.2	10.6	5.9	4.9	3.8	1.6	9.7	9.1
Other skilled	0.9	0.8	—	—	—	—	0.7	0.6

Skilled mix	26.3	24.5	22.9	21.2	18.0	13.5	25.1	23.3
Private and other payors	11.2	12.0	14.3	15.2	24.8	20.2	12.7	13.0

Quality mix	37.5	36.5	37.2	36.4	42.8	33.7	37.8	36.3
Medicaid	62.5	63.5	62.8	63.6	57.2	66.3	62.2	63.7

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately).  Cost of services increased $41.7 million, or 12.5%, to $376.7 million for the year ended December 31, 2008 compared to $335.0 million for the year ended December 31, 2007. Cost of services decreased as a percent of total revenue to 80.3% for the year ended December 31, 2008 as compared to 81.4% for the year ended December 31, 2007. Of the $41.7 million increase, $24.3 million was attributable to Same Facility increases and the remaining $17.4 million was attributable to Transitioning and Recently Acquired Facilities. The $24.3 million increase was primarily due to an $11.4 million increase in salaries and benefits, a $3.3 million increase in insurance costs and a $7.3 million increase in ancillary expenses, partially offset by a reduction in contract nursing services of $1.6 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits, a portion of which is attributable to replacing contract nursing labor with full time employees. The increase in insurance costs was primarily a result of increased self-insured workers compensation costs due to an increase in current and projected claims. The increase in ancillary expenses is primarily due to increased therapy expenses which correspond to increases in skilled mix. Additionally, as a result of the adoption of ASC 718, we have experienced higher stock-based compensation expense.

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

General and Administrative Expense.  General and administrative expense increased $4.1 million, or 25.6%, to $20.0 million for the year ended December 31, 2008 compared to $15.9 million for the year ended December 31, 2007. General and administrative expense increased as a percent of total revenue to 4.2% for the year ended December 31, 2008 as compared to 3.9% for the year ended December 31, 2007. The $4.1 million increase was primarily due to increases in wage and benefits of $2.3 million and professional fees of $0.6 million. The increase in wages and benefits was primarily due to additional staffing in our accounting and legal departments. The increase in professional fees was primarily due to increases in accounting, tax services and professional fees, all of which were increased in scope as compared to December 31, 2007 in relation to fulfilling the requirements of entering the public marketplace, which includes the adoption of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, as a result of the adoption of ASC 718, we have experienced higher stock-based compensation expense.

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

Liquidity and Capital Resources

Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver). As of December 31, 2009 and 2008, the maximum available for borrowing under the Revolver was approximately $50.0 million, respectively, subject to available collateral limits. During the years ended December 31, 2009 and 2008, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2.1 million. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.

Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, cash generated from operations or proceeds from the IPO. Cash paid for business acquisitions was $61.3 million, $2.0 million and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash paid for asset acquisitions was $0, $18.5 million and $16.0 million for the years ended December 31, 2009, 2008 and 2007. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $21.9 million,

$19.8 million and $19.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We currently have $17.8 million budgeted for capital expenditure projects in 2010.

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

Our cash and cash equivalents as of December 31, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of December 31, 2009, we held debt security investments of approximately $12.1 million, which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$46,271	$46,671	$18,649
Net cash used in investing activities	(80,469)	(50,930)	(45,764)
Net cash provided by (used in) financing activities	31,727	(6,147)	53,356

Net increase (decrease) in cash and cash equivalents	(2,471)	(10,406)	26,241
Cash and cash equivalents at beginning of period	41,326	51,732	25,491

Cash and cash equivalents at end of period	$38,855	$41,326	$51,732

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash provided by operations for the year ended December 31, 2009 was $46.3 million compared to $46.7 million for the year ended December 31, 2008, a decrease of $0.4 million. This decrease was primarily due to increases in outstanding accounts receivable balances and decreased cash reimbursements related to prepaid income taxes in 2008, which did not recur in the current year. This increase was partially offset by our improved operating results, which contributed $52.2 million in 2009 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefit from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $41.8 million for 2008, an increase of $10.4 million.

Net cash used in investing activities for the year ended December 31, 2009 was $80.5 million compared to $50.9 million for the year ended December 31, 2008, an increase of $29.6 million. The increase was the result of $83.2 million in cash paid for business acquisitions and purchased property and equipment during the year ended December 31, 2009 compared to $40.3 million during the year ended December 31, 2008.

Net cash provided by financing activities for the year ended December 31, 2009 totaled $31.7 million compared to net cash used of $6.1 million for the year ended December 31, 2008, an increase of $37.8 million. The increase was primarily due to the receipt of proceeds from the issuance of debt of $40.0 million.

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

Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations outstanding as of the years ended December 31, 2005, 2006, 2007, 2008 and 2009 were as follows:

	2005	2006	2007	2008	2009
		(In thousands)

Amended Term Loan with GE Capital	$16,968	$55,653	$54,929	$54,102	$93,170
Mortgage Loan and Promissory Notes	9,086	8,875	8,641	6,449	15,064
Bond payable	—	—	—	—	1,232

Total	$26,054	$64,528	$63,570	$60,551	$109,466

The following table represents the Company’s cumulative facility growth from 2004 to the present:

	December 31,
	2004	2005	2006	2007	2008	2009

Cumulative number of facilities	43	46	57	61	63	77

Term Loan with GE Capital

On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement, with the Lender, which consists of an approximately $55.7 million multiple-advance term loan, further referred to as the Ten Project Note. The Ten Project Note matures on September 29, 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.

The Ten Project Note was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The proceeds of the advances made under the Ten Project Note have been used to refinance an existing loan from the Lender secured by certain of the properties, and to purchase other additional properties that we were previously leasing.

On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with General Electric Capital Corporation (the Lender) which increased the borrowing capacity of the loan by $40.0 million, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by, among other things (a) a perfected first priority mortgage/deed of trust on the fee simple interest in six of our skilled nursing facilities (the Property), (b) an assignment of all related leases, rents, deposits, letters of credit, income and profits, (c) an assignment and/or a perfected security interest in all assignable licenses, permits, general intangibles, contracts, agreements and personal property relating to the Property and (d) a perfected first priority security interest in all reserve accounts. The Amended Term Loan, which includes both the Ten Project Note and Six Project Loan, is cross collateralized and cross defaulted with the existing Revolver. We paid approximately $0.4 million upon closing of the Amended Term Loan. The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and therefore floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.

In connection with the Amended Term Loan, we have guaranteed the payment and performance of all the obligations of our real estate holding subsidiaries under the loan documents. In the event of our default under the Amended Term Loan, all amounts owed by our subsidiaries and guaranteed by us under this loan agreement and any other loan with the Lender, including the Revolver discussed above, would become immediately due and payable. In addition, in the event of our default under the Amended Term Loan, the Lender has the right to take control of our facilities encumbered by the loan to the extent necessary to make such payments and perform such acts required under the loan.

Under the Amended Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2009, we were in compliance with all loan covenants. As of December 31, 2009, our borrowing subsidiaries had $93.2 million outstanding on the Amended Term Loan.

Revolving Credit Facility with GE Capital

On February 21, 2008, we amended our Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. In connection with the Revolver, we incurred financing costs of approximately $0.5 million. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing, U.S. Attorney investigation.

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

A violation of these or other representations or covenants of ours could result in a default under the Revolver and could possibly cause the entire amount outstanding under the Revolver and a cross-default of all amounts owed by us, including amounts due under the Amended Term Loan, to be declared immediately due and payable.

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

Promissory Notes with Johnson Land Enterprises, Inc.

On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of $10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum.

Bonds Payable to Lynn Family Partnership

On October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on December 31, 2009. As of December 31, 2009, the balance outstanding on these bonds was $1.2 million.

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of December 31, 2009, the balance outstanding on this mortgage loan was approximately $6.3 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.

This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Contractual Obligations, Commitments and Contingencies

Our principal contractual obligations and commitments as of December 31, 2009 were as follows:

	2010	2011	2012	2013	2014	Thereafter	Other(1)	Total
				(In thousands)

Operating lease obligations	$14,862	$14,611	$14,513	$13,915	$12,134	$50,255	$—	$120,290
Long-term debt obligations	2,065	2,221	2,368	2,566	39,925	61,509	—	110,654
Interest payments on long-term debt	8,186	8,043	7,887	7,724	7,295	10,402	—	49,537
FIN 48 obligations, including interest and penalties	—	—	—	—	—	—	53	53

Total	$25,113	$24,875	$24,768	$24,205	$59,354	$122,166	$53	$280,534

(1)	Approximately $0.1 million of unrecognized tax benefits and potential interest have been recorded as liabilities in accordance with FIN 48. None of our liabilities for uncertain tax positions are currently subject to examination. As a result, we cannot reasonably determine the expected timing for the cash resolution of the majority of these liabilities and have excluded them from any of the time certain categories in this table of contractual obligations.

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker’s compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this annual report.

We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease equipment under operating leases, the majority of which have initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $15.2 million, $15.4 million and $17.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 77 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both we and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

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

See additional description of our contingencies in Notes 13, 14 and 17 in Notes to Consolidated Financial Statements.

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

Off-Balance Sheet and Other Arrangements

As of December 31, 2009 and 2008, we had approximately $2.1 million of borrowing capacity on the Revolver pledged as collateral to secure outstanding letters of credit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At December 31, 2009, we had no outstanding floating rate debt, however, beginning in 2013, approximately $20.0 million of the Six Project Loan will be floating rate debt.

Our cash and cash equivalents as of December 31, 2009 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of December 31, 2009, we held debt security investments of approximately $12.1 million which are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2009, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two year period ended December 31, 2009. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share data)

Revenue	$146,615	$132,924	$132,178	$130,285	$123,947	$116,328	$115,318	$113,779
Cost of services (exclusive of facility rent and depreciation and amortization)	117,565	107,264	105,290	104,199	98,378	94,297	92,633	91,434
Total expenses	130,505	119,093	117,640	115,826	109,983	104,494	103,725	102,515

Income from operations	16,110	13,831	14,538	14,459	13,964	11,834	11,593	11,264

Net income	$8,693	$7,686	$8,184	$7,923	$7,859	$6,797	$6,519	$6,334

Net income per share:
Basic	$0.42	$0.37	$0.40	$0.39	$0.38	$0.33	$0.32	$0.31

Diluted	$0.41	$0.37	$0.39	$0.38	$0.38	$0.33	$0.32	$0.31

Weighted average common shares outstanding:
Basic	20,637	20,616	20,586	20,572	20,546	20,525	20,508	20,498

Diluted	20,966	20,928	20,874	20,892	20,841	20,777	20,636	20,647

The additional information required by this Item 8 is included in appendix pages 81 through 105 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 17, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 17, 2010

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009.

Item 14.	Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2010 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009.

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

Dated: February 17, 2010

The Ensign Group, Inc.

By:	/s/ Christopher R. Christensen
Christopher R. Christensen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher R. Christensen Christopher R. Christensen	Chief Executive Officer, President and Director (principal executive officer)	February 17, 2010

/s/ Suzanne D. Snapper Suzanne D. Snapper	Chief Financial Officer (principal financial and accounting officer)	February 17, 2010

/s/ Roy E. Christensen Roy E. Christensen	Chairman of the Board	February 17, 2010

/s/ Antoinette T. Hubenette Antoinette T. Hubenette	Director	February 17, 2010

/s/ Thomas A. Maloof Thomas A. Maloof	Director	February 17, 2010

/s/ Van R. Johnson Van R. Johnson	Director	February 17, 2010

/s/ John G. Nackel John G. Nackel	Director	February 17, 2010

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 17, 2010

THE ENSIGN GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	par values)

ASSETS
Current assets:
Cash and cash equivalents	$38,855	$41,326
Accounts receivable — less allowance for doubtful accounts of $7,575 and $7,266 at December 31, 2009 and 2008, respectively	62,606	49,188
Prepaid income taxes	1,242	—
Prepaid expenses and other current assets	6,498	4,692
Deferred tax asset — current	8,126	9,242

Total current assets	117,327	104,448
Property and equipment, net	230,774	157,029
Insurance subsidiary deposits and investments	13,810	11,745
Escrow deposits	7,595	10,090
Deferred tax asset	4,262	2,565
Restricted and other assets	5,650	5,131
Intangible assets, net	4,498	3,011
Goodwill	7,432	2,882

Total assets	$391,348	$296,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,498	$12,682
Accrued wages and related liabilities	28,756	25,389
Accrued self-insurance liabilities — current	10,074	7,454
Other accrued liabilities	15,375	11,050
Current maturities of long-term debt	2,065	1,062

Total current liabilities	71,768	57,637
Long-term debt — less current maturities	107,401	59,489
Accrued self-insurance liabilities — long-term	22,096	18,864
Deferred rent and other long-term liabilities	2,524	4,890
Commitments and contingencies (Notes 13 and 17)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,280 and 20,642 shares issued and outstanding at December 31, 2009, respectively, and 21,236 and 20,564 shares issued and outstanding at December 31, 2008, respectively	21	21
Additional paid-in capital	66,765	64,110
Retained earnings	124,910	96,237
Common stock in treasury, at cost, 638 and 672 shares at December 31, 2009 and 2008, respectively	(4,137)	(4,347)

Total stockholders’ equity	187,559	156,021

Total liabilities and stockholders’ equity	$391,348	$296,901

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenue	$542,002	$469,372	$411,318
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	434,318	376,742	335,014
Facility rent — cost of services	14,703	14,932	16,675
General and administrative expense	20,767	20,017	15,945
Depreciation and amortization	13,276	9,026	6,966

Total expenses	483,064	420,717	374,600
Income from operations	58,938	48,655	36,718
Other income (expense):
Interest expense	(5,691)	(4,784)	(4,844)
Interest income	279	1,374	1,558

Other expense, net	(5,412)	(3,410)	(3,286)

Income before provision for income taxes	53,526	45,245	33,432
Provision for income taxes	21,040	17,736	12,905

Net income	$32,486	$27,509	$20,527

Net income per share:
Basic	$1.58	$1.34	$1.39

Diluted	$1.55	$1.33	$1.17

Weighted average common shares outstanding:
Basic	20,603	20,520	14,497

Diluted	20,925	20,715	17,470

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
	(In thousands)

Balance — January 1, 2007	13,694	$14	$1,250	$54,724	755	$(4,841)	$51,147
Issuance of common stock to employees and directors resulting from the exercise of stock options	48		117		(39)	236	353
Conversion of preferred shares	2,741	3	2,722				2,725
Issuance of common stock in connection with initial public offering	4,000	4	56,586				56,590
Repurchase of common stock	(3)		(1)				(1)
Dividends declared				(2,792)			(2,792)
Employee stock award compensation			1,468				1,468
Net income				20,527			20,527
Cumulative effect to prior year retained earnings related to the adoption of FIN 48				(340)			(340)

Balance — December 31, 2007	20,480	21	62,142	72,119	716	(4,605)	129,677
Issuance of common stock to employees and directors resulting from the exercise of stock options	84		179		(44)	258	437
Dividends declared				(3,391)			(3,391)
Employee stock award compensation			1,682				1,682
Excess tax benefit from exercise of stock options			107				107
Net income				27,509			27,509

Balance — December 31, 2008	20,564	21	64,110	96,237	672	(4,347)	156,021
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	78		253		(34)	210	463
Dividends declared				(3,813)			(3,813)
Employee stock award compensation			2,330				2,330
Excess tax benefit from exercise of stock options			72				72
Net income				32,486			32,486

Balance — December 31, 2009	20,642	$21	$66,765	$124,910	638	$(4,137)	$187,559

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$32,486	$27,509	$20,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,276	9,041	6,978
Amortization of deferred financing fees	278	95	—
Deferred income taxes	(711)	(79)	831
Provision for doubtful accounts	4,556	3,213	3,135
Stock-based compensation	2,330	1,682	1,468
Excess tax benefit from share based compensation	(72)	(107)	(87)
Loss on disposition of property and equipment	71	476	117
Change in operating assets and liabilities
Accounts receivable	(17,974)	(1,786)	(8,465)
Prepaid income taxes	(1,242)	5,942	—
Prepaid expenses and other current assets	(1,806)	627	(6,969)
Insurance subsidiary deposits	(2,065)	(2,935)	(280)
Accounts payable	2,816	(2,017)	2,370
Accrued wages and related liabilities	3,367	4,248	(2,885)
Other accrued liabilities	4,439	(283)	(1,108)
Accrued self-insurance liabilities	5,852	1,658	3,154
Deferred rent liability	670	(613)	(137)

Net cash provided by operating activities	46,271	46,671	18,649

Cash flows from investing activities:
Purchase of property and equipment	(21,877)	(19,822)	(19,711)
Cash payment for business acquisitions	(61,301)	(2,005)	(9,452)
Cash payment for asset acquisitions	—	(18,518)	(15,946)
Escrow deposits	(7,595)	(10,090)	—
Escrow deposits used to fund business acquisitions	10,090	—	—
Restricted assets	111	(622)	(682)
Other assets	103	127	27

Net cash used in investing activities	(80,469)	(50,930)	(45,764)

Cash flows from financing activities:
Proceeds from issuance of debt	40,000	—	—
Payments on long term debt	(1,161)	(3,019)	(958)
Issuance of treasury stock upon exercise of options	210	258	236
Issuance of common stock upon exercise of options	254	179	117
Repurchase of common stock	—	—	(1)
Dividends paid	(3,707)	(3,285)	(2,631)
Proceeds from sale of common stock in connection with initial public offering (IPO), net of issuance costs	—	—	56,590
Principal payments under capital lease obligation	(2,971)	(2)	—
Excess tax benefit from share based compensation	72	107	87
Payments of deferred financing costs	(970)	(385)	(84)

Net cash provided by (used in) financing activities	31,727	(6,147)	53,356
Net (decrease) increase in cash and cash equivalents	(2,471)	(10,406)	26,241
Cash and cash equivalents beginning of year	41,326	51,732	25,491

Cash and cash equivalents end of year	$38,855	$41,326	$51,732

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,278	$4,788	$4,456

Income taxes	$24,976	$11,415	$19,642

Non-cash investing and financing activities:
Capital lease obligation	$197	$3,000	$—

In conjunction with acquisitions:
Fair value of assets acquired	$71,346	$2,005	$9,452
Less: debt assumed in connection with acquisitions	(10,045)	—	—

Cash paid for acquisitions	$61,301	$2,005	$9,452

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1.	Description of Business

The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 77 facilities as of December 31, 2009, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living, independent living or hospice care services located in California, Arizona and Texas. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 9,000 operational skilled nursing, assisted living and independent living beds. As of December 31, 2009, the Company owned 47 of its 77 facilities and operated an additional 30 facilities through long-term lease arrangements, and had options to purchase eight of those 30 facilities.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing facilities, assisted living facilities and hospice care services. All intercompany transactions and balances have been eliminated in consolidation. Debt issuance costs, net of $1,363 have been reclassified from intangible assets, net to restricted and other assets on the consolidated balance sheets as of December 31, 2008 to conform to current period presentation.

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

Business Segments — The Company has a single reportable segment — long-term care services, which include the operation of skilled nursing facilities, assisted living facilities, hospice care services and related

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ancillary services at the facilities. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.

Comprehensive Income — For the years ended December 31, 2009, 2008 and 2007 there were no differences between comprehensive income and net income. Therefore, statements of comprehensive income have not been presented.

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

Revenue from the Medicare and Medicaid programs accounted for approximately 75%, 75% and 74% of the Company’s revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $241, $522 and $724 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company records revenue from private pay patients as services are performed.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Subsidiary Deposits and Investments — The Company’s captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as long-term assets. Insurance subsidiary deposits and investments classified as long-term were $13,810 and $11,745 as of December 31, 2009 and 2008, respectively. The majority of these deposits and investments are currently held in three separate AAA rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution.

Property and Equipment — Property and equipment are initially recorded at their original historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from 3 to 50 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the years ended December 31, 2009, 2008 or 2007.

Intangible Assets and Goodwill — Intangible assets consist primarily of favorable lease, lease acquisition costs, patient base and trade names. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names are amortized over 30 years.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the years ended December 31, 2009, 2008 or 2007.

Deferred Rent — Deferred rent represents rental expense determined on a straight-line basis over the life of the related lease; in excess of actual rent payments.

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2009, the combined self-insured retention and corridor, was $500 per claim with a $1,500 deductible. As of April 1, 2009, for all facilities except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 73 facilities.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation in California are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated financial statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying consolidated balance sheets were $22,279 and $17,938 as of December 31, 2009 and 2008, respectively.

The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California, with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying consolidated balance sheets and were $7,624 and $6,511 as of December 31, 2009 and 2008, respectively.

The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO and EPO plans. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying consolidated balance sheets was $2,267 and $1,869 at December 31, 2009 and 2008, respectively.

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

Income Taxes — Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. The Company generally expects to fully utilize its deferred tax

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets; however, when necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

In determining the annual income tax rate for financial statements for interim periods, the Company must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. When the Company takes uncertain income tax positions, it records a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, the Company must consider the potential outcomes from a review of the positions by the taxing authorities.

In determining the need for a valuation allowance, the annual income tax rate for interim periods, or the need for and magnitude of liabilities for uncertain tax positions, the Company makes certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with the Company’s estimates and assumptions, actual results could differ from the determinations the Company makes.

Stock-Based Compensation — The Company measures compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair value which is recognized ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future options granted and other variables.

Acquisition Policy — The Company periodically enters into agreements to acquire assets and/or businesses. The considerations involved in each of these agreements may include cash, financing and/or long-term lease arrangements for real properties. The Company evaluates each transaction to determine whether the acquired interests are assets or businesses. A business is defined as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) input, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain a revenue stream by providing its outputs to customers. An acquired set of activities and assets fail the definition of a business if it excludes one or more of the above items such that it is not possible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

Leases and Leasehold Improvements — At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or capital lease. The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which the Company records straight-line rent expense.

New Accounting Pronouncements — In January 2010 the Financial Accounting Standards Board (FASB) issued new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases sales, issuances, and settlements relating to Level 3 measurements. The new requirements clarify existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These requirements are effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of these requirements is not expected to have a material impact on the Company’s consolidated financial statements.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Pronouncement — In June 2009, the FASB issued The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification) as a single source of authoritative nongovernmental GAAP was launched July 1, 2009. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification became effective for the Company in the interim period ending September 30, 2009, and as a result all references made to GAAP use the new Codification numbering system prescribed by the FASB. However, as the Codification is not intended to change existing GAAP, it did not have an impact on the Company’s financial position, operating results or cash flows.

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (subsequent events). These standards are effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of these standards during the second quarter of fiscal year 2009 had no impact on its consolidated financial statements. The Company has evaluated subsequent events through February 17, 2010, the date of its issuance of the consolidated financial statements.

In September 2006, the FASB issued new standards that defined fair value, established a framework for measuring fair value in accordance with GAAP, and required enhanced disclosures about fair value measurements. This framework became effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of the fair value framework for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, in October 2008, the FASB clarified the application of the fair value framework in an inactive market and to illustrate how an entity would determine fair value in an inactive market. The Company’s adoption of the fair value framework for non-financial assets and liabilities in 2009 had no impact on its consolidated financial statements.

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2009	2008	2007

Numerator:
Net income	$32,486	$27,509	$20,527

Preferred stock dividends	—	—	(329)

Net income available to common stockholders for basic net income per share	$32,486	$27,509	$20,198

Denominator:
Weighted average shares outstanding for basic net income per share	20,603	20,520	14,497

Basic net income per common share	$1.58	$1.34	$1.39

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2009	2008	2007

Numerator:
Net income	$32,486	$27,509	$20,527

Denominator:
Weighted average common shares outstanding	20,603	20,520	14,497
Plus: incremental shares from assumed conversions(1)	322	195	2,973

Adjusted weighted average common shares outstanding	20,925	20,715	17,470

Diluted net income per common share	$1.55	$1.33	$1.17

(1)	In addition, for the years ended December 31, 2009 and 2008 the Company had 869 and 515 options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009, the Company had approximately $12,086 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value.

5.	Revenue and Accounts Receivable

Revenue for the years ended December 31, 2009, 2008 and 2007 is summarized in the following tables:

	December 31,
	2009		2008		2007
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Medicaid — custodial	$219,188	40.4%	$187,499	40.0%	$176,558	42.9%
Medicare	174,769	32.3	154,852	33.0	123,170	30.0
Medicaid — skilled	12,449	2.3	8,537	1.8	6,232	1.5

Total Medicaid and Medicare	406,406	75.0	350,888	74.8	305,960	74.4
Managed care	72,544	13.4	64,361	13.7	52,779	12.8
Private and other payors	63,052	11.6	54,123	11.5	52,579	12.8

Revenue	$542,002	100.0%	$469,372	100.0%	$411,318	100.0%

Accounts receivable as of December 31, 2009 and 2008 is summarized in the following table:

	December 31,
	2009	2008

Medicaid	$23,902	$20,736
Managed care	17,919	15,321
Medicare	17,481	12,818
Private and other payors	10,879	7,579

	70,181	56,454
Less allowance for doubtful accounts	(7,575)	(7,266)

Accounts receivable	$62,606	$49,188

6.	Acquisitions

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.

During the year ended December 31, 2009, the Company acquired fifteen facilities. The aggregate purchase price of fourteen of the fifteen acquisitions was approximately $69,721, which was primarily paid in cash. The Company acquired the remaining facility pursuant to a long-term lease arrangement between the Company and the real property owner of the facility. In this transaction, the Company assumed ownership of the skilled nursing operating business at this facility for $1,626, which was paid in cash. The facilities acquired during the year ended December 31, 2009 are as follows:

•	On January 1, 2009, the Company assumed an existing lease for a 149 operational bed skilled nursing facility in San Luis Obispo, California. The Company purchased the tenant’s rights under the lease agreement from the prior tenant and operator for $1,626. The Company did not acquire any material assets or assume any liabilities other than the prior tenant’s post-assumption rights and obligations under the lease. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.

•	On January 1, 2009, the Company purchased a skilled nursing facility in Lufkin, Texas for $7,955, which was paid in cash. This facility added 150 operational beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.

•	On January 15, 2009, the Company assumed the operations of a skilled nursing facility which also has the capacity to provide assisted living and independent living services in Riverside, California. On March 27, 2009, the Company purchased this facility for $1,752, which was paid in cash. This acquisition added 38 operational skilled nursing, 54 operational assisted living and 24 independent living beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.

•	On February 1, 2009, the Company purchased three skilled nursing facilities and one assisted living facility in Colorado for approximately $10,800, which was paid in cash. These acquisitions added 210 operational skilled nursing and 38 operational assisted living beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as a part of this transaction.

•	On October 1, 2009, the Company purchased a skilled nursing facility which also has the capacity to provide independent living and hospice services in Dallas, Texas for $17,010, which was paid in cash. This acquisition added 264 operational skilled nursing beds, 39 independent living units and hospice care services to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

•	On October 1, 2009, the Company purchased three skilled nursing facilities in Utah for $21,800, of which $11,755 was paid in cash and the remaining $10,045, net of debt discount of $1,218 was financed through a short term loan with the seller. This acquisition added an aggregate of 396 operational skilled nursing beds to our operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

•	On December 1, 2009, the Company purchased three skilled nursing facilities in Texas for $4,606, which was paid in cash. This acquisition added 288 operational skilled nursing beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

•	On December 1, 2009, the Company purchased one skilled nursing facility in Youngstown, Arizona for $5,798, which was paid in cash. This acquisition added 127 operational skilled nursing beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill recognized in these transactions amounted to $4,550, which is expected to be fully deductible for tax purposes. In addition, the Company recognized other intangible assets in the form of favorable lease assets and patient base of $1,596 and $960, respectively. The Company expensed $349 in acquisition related costs which were previously capitalizable during the year ended December 31, 2009. Apart from the acquisitions noted above there were no other changes in goodwill during 2009 or 2008.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008

Land	$12,836	$—
Building and improvements	49,423	—
Equipment, furniture, and fixtures	1,981	—
Goodwill	4,550	—
Other intangible assets	2,557	2,005

	$71,347	$2,005

In addition, on September 30, 2009, the lease on one of the Company’s assisted living facilities in Arizona expired and the Company decided not to exercise its renewal option on this facility. As the operations of this facility were not material to the Company as a whole, the disposal of this facility was not shown as discontinued operations in the Company’s consolidated statement of income for the year ended December 31, 2009. Total revenues for the year ended December 31, 2009 for this facility were $1,411 and net loss for the year ended December 31, 2009 for this facility was $218.

On December 31, 2009, the Company purchased the underlying assets of one of its leased skilled nursing facilities in Salt Lake City, Utah. This facility was purchased for approximately $2,839, which was paid in cash.

On January 1, 2010, the Company purchased two skilled nursing facilities in Idaho for approximately $7,595, which was paid in cash. This acquisition added 158 operational beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price for the two skilled nursing facilities in Idaho was not completed as necessary valuation information has not yet been finalized.

7.	Acquisitions — Unaudited Pro Forma Financial Information

The Company has established an acquisition strategy that is focused on identifying acquisitions within its target markets that offer the greatest opportunity for investment return at attractive prices. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. As a result, the Company has developed an acquisition assessment program that is based on existing and potential resident mix, the local available market, referral sources and operating expectations based on the Company’s experience with its existing facilities. Following an acquisition, the Company implements a well-developed integration program to provide a plan for transition and generation of profits from facilities that have a history of significant operating losses. Consequently, the Company believes that prior operating results are not meaningful and may be misleading as the information is not representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents pro forma results of consolidated operations as if the acquisitions discussed above in Note 6 had occurred at the beginning of each fiscal year, after giving effect to certain adjustments.

	December 31,
	2009	2008
	(In thousands)

Revenue	$583,468	$552,192
Net income	31,076	26,992
Diluted net income per common share	$1.49	$1.30

Our pro forma assumptions are as follows:

•	Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the facility, or if no information was available, estimates were derived from the Company’s operating results for that particular facility. Prior year results for the 2009 acquisitions were obtained from available cost reports filed by the prior operators.

•	Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable and depreciation is calculated using the actual allocated purchase price.

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends.

8.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008

Land	$43,621	$30,440
Buildings and improvements	158,803	103,278
Equipment	35,136	22,790
Furniture and fixtures	8,301	8,198
Leasehold improvements	17,978	13,276
Construction in progress	3,036	3,922

	266,875	181,904
Less accumulated depreciation	(36,101)	(24,875)

Property and equipment, net	$230,774	$157,029

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Intangible Assets, Net

	December 31,
	Weighted	2009			2008
	Average	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

Lease acquisition costs	15.5	$1,071	$(694)	$377	$1,071	$(629)	$442
Favorable lease	20.0	3,573	(274)	3,299	1,976	(67)	1,909
Patient base	0.3	1,202	(1,015)	187	242	(242)	—
Tradename	30.0	733	(98)	635	733	(73)	660

Total		$6,579	$(2,081)	$4,498	$4,022	$(1,011)	$3,011

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1,070, $425 and $429, respectively. Of the $1,070 in amortization expense incurred during the year ended December 31, 2009, approximately $773 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. See additional discussion on leases at Note 13.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount

2010	$478
2011	291
2012	291
2013	290
2014	290
Thereafter	2,858

$4,498

Goodwill

The Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2009 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded no goodwill impairment for the years ended December 31, 2009, 2008 or 2007.

10.	Restricted and Other Assets

Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted and other assets consist of the following:

	December 31,
	2009	2008

Deposits with landlords	$725	$903
Capital improvement reserves with landlords and lenders	2,840	2,865
Debt issuance costs, net	2,085	1,363

Restricted and other assets	$5,650	$5,131

11.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2009	2008

Quality assurance fee	$5,071	$1,422
Resident refunds payable	2,347	1,533
Deferred resident revenue	1,073	1,475
Cash held in trust for residents	1,748	1,082
Dividends payable	1,032	925
Income taxes payable	—	1,096
Property taxes	1,194	962
Other	2,910	2,555

Other accrued liabilities	$15,375	$11,050

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	December 31,
	2009	2008	2007

Current:
Federal	$18,074	$14,901	$10,212
State	3,573	3,117	1,694

	21,647	18,018	11,906

Deferred:
Federal	(349)	87	840
State	(362)	(103)	159

	(711)	(16)	999

Benefit for FIN 48 uncertainties	45	(86)	(88)
Interest income, gross of related tax effects	(13)	(418)	(123)
Interest expense, gross of related tax effects	—	131	150
Tax benefits credited to paid-in capital	72	107	61

Total	$21,040	$17,736	$12,905

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2009, 2008 and 2007, respectively, is comprised as follows:

	December 31,
	2009	2008	2007

Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes — net of federal benefit	3.9	4.4	3.6
Non-deductible expenses	0.3	0.4	0.4
FIN 48 uncertainties	0.1	(0.2)	(0.3)
Net interest expense	—	(0.4)	0.1
Other adjustments	—	0.0	(0.2)

Total income tax provision	39.3%	39.2%	38.6%

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008

Deferred tax assets (liabilities):
Accrued expenses	$12,498	$10,503
Allowance for doubtful accounts	3,166	3,059
State taxes	324	314
Tax credits	1,180	1,132

Total deferred tax assets	17,168	15,008
Depreciation and amortization	(3,293)	(2,106)
Prepaid expenses	(1,487)	(1,095)

Total deferred tax liabilities	(4,780)	(3,201)

Net deferred tax assets	$12,388	$11,807

The Company had state credit carryforwards as of December 31, 2009 and 2008 of $1,180 and $1,132, respectively. These carryforwards primarily related to state limitations on the application of Enterprise Zone employment-related tax credits. These Enterprise Zone credits are expected to carryforward indefinitely and may be used to offset future state income tax. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carryforward until 2027.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008

Unrecognized tax (detriment) benefit at January 1,	$(19)	$120
Gross increases (decreases) for tax positions taken in prior years	107	(123)
Gross (decreases) increases for tax positions taken in the current year	(59)	3
Reductions due to statute lapse	(25)	(19)

Unrecognized tax benefit (detriment) at December 31,	$4	$(19)

The change in unrecognized tax benefits and detriments for 2009 resulted primarily from an amendment to the Company’s 2007 California return to claim certain employment credits and the Company’s 2008 tax filings. As of December 31, 2009 and 2008, the amount of unrecognized tax benefits, net of their state benefits, that would affect the Company’s effective tax rate were $3 and $42, respectively.

The Federal statutes of limitations on the Company’s 2004 and 2005 income tax years lapsed during the third quarter of 2008 and 2009, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The net decreases in unrecognized tax benefits as a result of these lapses for the years ended December 31, 2009 and 2008 were $25 and $19, respectively.

The Company is not currently under examination by any major income tax jurisdiction. In 2010, the statute of limitations will lapse on the Company’s 2005 and 2006 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. For 2009, the Company reported $13 of interest income, gross of related tax benefits, in the statement of income. For 2008, the Company reported $418 of interest income and $132 of interest expense, gross of related tax benefits. As of December 31, 2009 and 2008, the net amounts of accrued interest expense and penalties in the Company’s consolidated balance sheet were $42 and $55, respectively.

13.	Leases

The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $15,195, $15,368 and $16,972 for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum lease payments for all leases as of December 31, 2009 are as follows:

Year	Amount

2010	$14,862
2011	14,611
2012	14,513
2013	13,915
2014	12,134
Thereafter	50,255

$120,290

Six of the Company’s facilities are operated under master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk. Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2009.

On July 15, 2009, the Company entered into the fourth amendment to the lease for its Service Center. The amendment extended the lease for ten years from the end of the existing lease term. In addition, the lease amendment expands the amount of rentable space to 29,829 square feet.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Insurance Reserves

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2009 and 2008:

	General and
	Professional	Worker’s
	Liability	Compensation	Health	Total

Balance January 1, 2008	$18,596	$4,145	$1,919	$24,660
Current year provisions	8,010	4,788	7,456	20,254
Claims paid and direct expenses	(8,668)	(2,422)	(7,506)	(18,596)

Balance December 31, 2008	17,938	6,511	1,869	26,318

Current year provisions	10,732	3,811	10,522	25,065
Claims paid and direct expenses	(6,391)	(2,698)	(10,124)	(19,213)

Balance December 31, 2009	$22,279	$7,624	$2,267	$32,170

15.	Debt

On November 6, 2009, the Company finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with General Electric Capital Corporation (the Lender) which increased the borrowing capacity of the loan by $40,000, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by, among other things (a) a perfected first priority mortgage/deed of trust on the fee simple interest in six of the Company’s skilled nursing facilities (the Property), (b) an assignment of all related leases, rents, deposits, letters of credit, income and profits, (c) an assignment and/or a perfected security interest in all assignable licenses, permits, general intangibles, contracts, agreements and personal property relating to the Property and (d) a perfected first priority security interest in all reserve accounts. The Amended Term Loan, which includes both the Ten Project Note and the Six Project Loan, is cross collateralized and cross defaulted with the existing Revolver. The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and therefore floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.

On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of $10,000 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As a part of this transaction, the Company recorded a discount to the debt balance in the form of imputed interest of $1,218. This amount will be amortized over the term of the promissory notes, or ten years.

In addition, on October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on December 31, 2009. As of December 31, 2009, the balance outstanding on these bonds was $1,232.

The Company has a Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. The Company was in

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with all covenants as of December 31, 2009. At December 31, 2009 and 2008, there were no outstanding borrowings under the Revolver. As of December 31, 2009, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2,133. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with the Company’s cooperation in December 2008. This reserve restricts $6.0 million of the Company’s borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation described in Note 17. In addition, in the event of the Company’s default under the Amended Term Loan, the Lender has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.

Long-term debt consists of the following:

	December 31,
	2009	2008

Ten Project Note with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at December 31, 2009 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$53,200	$54,102
Six Project Loan with the Lender, principal and interest payable monthly, interest defined above, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	39,970
Promissory notes, principal, and interest of $69 payable monthly and continuing through October 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,962	—
Bond, principal and interest of $20 payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement).	1,232	—
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement	6,290	6,449

	110,654	60,551
Less current maturities	(2,065)	(1,062)
Less debt discount	(1,188)	—

	$107,401	$59,489

Under the Term Loan, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. As of December 31, 2009 the Company was in compliance with such loan covenants.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt matures in fiscal years ending after December 31, 2009 as follows:

Years Ending
December 31,	Amount

2010	$2,065
2011	2,221
2012	2,368
2013	2,566
2014	39,925
Thereafter	61,509

$110,654

16.	Options and Warrants

Stock-based compensation expense consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,015 as of December 31, 2009.

2001 Stock Option, Deferred Stock and Restricted Stock Plan — The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company’s IPO. At December 31, 2009, 2008 and 2007, there were 298, 279 and 247, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan — The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance as of December 31, 2007 and 2006, to officers, employees, directors and consultants of the Company. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2009, 2008 and 2007, there were 124, 117 and 112, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Omnibus Incentive Plan — The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company’s board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2009, 2008 and 2007, there were 593, 609 and 1,000 unissued shares of common stock available for issuance under this plan.

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

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•	The expected option term reflects the application of the simplified method set out in SAB No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.

•	Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company’s share price becomes available.

•	The dividend yield is based on the Company’s historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8% per year is based on the Company’s historical forfeiture activity of unvested stock options.

The Company used the following assumptions for stock options granted during the years ended December 31, 2009 and 2008 (none were granted in 2007):

			Weighted			Weighted
			Average		Weighted	Average
		Options	Risk-Free	Expected	Average	Dividend
Grant Year	Plan	Granted	Rate	Life	Volatility	Yield

2009	2007	516	2.17 - 2.94%	6.5 years	55%	1.08%
2008	2007	836	2.88 - 3.47%	6.5 years	45 - 50%	1.45%

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009 and 2008, the following represent the Company’s weighted average exercise price and weighted average fair value displayed by grant year:

			Weighted
		Weighted Average	Average Fair
		Exercise Price	Value of
Grant Year	Granted	of Options	Options

2009	516	$15.78	$7.92
2008	836	$12.00	$5.33

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the years ended December 31, 2009, 2008 and 2007:

		Weighted	Number of	Weighted
	Number of	Average	Shares Vested	Average
	Shares	Exercise	and	Exercise
	Outstanding	Price	Exercisable	Price

January 1, 2007	1,244	$6.17	148	$3.82
Granted	—	$
Forfeitures	(173)	$6.03
Exercised	(48)	$6.04

December 31, 2007	1,023	$6.19	316	$5.25

Granted	836	$12.00
Forfeitures	(72)	$8.21
Exercised	(84)	$5.21

December 31, 2008	1,703	$9.01	451	$5.74

Granted	516	$15.78
Forfeitures	(121)	$11.54
Exercised	(73)	$6.39

December 31, 2009	2,025	$10.68	709	$7.29

The following summary information reflects stock options outstanding, vesting and related details as of December 31, 2009:

	Stock Options Outstanding				Stock Options
				Remaining	Vested
		Number	Black-Scholes	Contractual	Number Vested
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	and Exercisable

2003	$0.67-0.81	39	*	5	39
2004	1.96-2.46	46	*	6	46
2005	4.99-5.75	239	*	7	185
2006	7.05-7.50	486	4,672	8	287
2008	9.38-14.87	721	3,863	9	152
2009	$14.88-16.70	494	3,903	10	—

Total		2,025	$12,438		709

*	The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

The Company recognized $2,330, $1,682 and $1,468 in compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively. In future periods, the Company expects to recognize approximately $7,885 in stock-based compensation expense over the next 2.8 weighted average years for unvested options that were outstanding as of December 31, 2009. There were 1,316 unvested and outstanding options at December 31, 2009, of which 1,190 are expected to vest. The weighted average contractual life for options vested at December 31, 2009 was 7.6 years.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2009, 2008 and 2007 is as follows:

	December 31,
	2009	2008	2007

Outstanding	$9,779	$13,778	$8,392
Vested	5,732	7,513	4,509
Expected to vest	3,806	2,353	2,890
Exercised	625	996	404

17.	Commitments and Contingencies

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

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. Two facilities were subject to probe review during the year ended December 31, 2009, which did not result in any Medicare revenue recoupments in 2009. In 2008, one facility was subject to probe review, which was subsequently concluded with a Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments of approximately $4, which was paid during the second quarter of 2008. The Company anticipates that these probe reviews will increase in frequency in the future. In addition, two of the Company’s facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

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

On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 77 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Both the Company and the employees contacted have offered to cooperate and meet with the U.S. Attorney, however, to date, the U.S. Attorney has declined these offers. The Company also continues to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of its skilled nursing facilities.

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

As a byproduct of its investigation, the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located or for which other billing deficiencies existed. The Company, with the assistance of independent consultants experienced in Medicare billing, completed a billing review on these claims. To the extent missing documentation was not located, the Company treated the claims as overpayments. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the year ended December 31, 2007, the Company accrued a liability of approximately $224, plus interest, for selected Medicare claims for which documentation has not been located or for other billing deficiencies identified to date. These claims were settled with the Medicare Fiscal Intermediary. If additional reviews result in identification and quantification of additional amounts to be refunded, the Company would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require the Company to record significant additional provisions or remit payments, the Company’s business, financial condition and results of operations could be materially and adversely affected and its stock price could decline.

Concentrations

Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 59% of its total accounts receivable as of December 31, 2009 and 2008. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75%, 75% and 74% of the Company’s revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash in Excess of FDIC and CDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S.

18.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined) by the Company. The Company contributed, $290, $290 and $270 to the 401(k) Plan during the years ended December 31, 2009, 2008 and 2007, respectively. Beginning in 2007, the Company’s plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balances at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
		(In thousands)

Year Ended December 31, 2007
Allowance for doubtful accounts	$(7,543)	$(3,135)	$3,224	$(7,454)
Year Ended December 31, 2008
Allowance for doubtful accounts	$(7,454)	$(3,213)	$3,401	$(7,266)
Year Ended December 31, 2009
Allowance for doubtful accounts	$(7,266)	$(4,556)	$(4,247)	$(7,575)

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(c)	Exhibit Index

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description	Form	No.	No.	Date	Herewith

3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/07
3.3		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/07
4.1		Specimen common stock certificate	S-1	333-142897	4.1	10/05/07
4.2		Stock Position Management Agreement, dated October 16, 2008, between The Ensign Group, Inc. and Terri M. Christensen	10-K	001-53757	4.2	2/08/09
10	.1+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	07/26/07
10	.2+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.2	07/26/07
10	.3+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/05/07
10	.4+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/09
10	.5+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/05/07
10	.6+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/05/07
10	.7+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/05/07
10.8		Fourth Amended and Restated Loan Agreement, dated as of November 10, 2009, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	8-K	001-33757	10.1	11/17/09
10.9		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	07/26/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.10	Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor’s subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	07/26/07
10.11	Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	07/26/07
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	07/26/07
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	07/26/07
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	07/26/07
10.15	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	07/26/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.16	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	07/26/07
10.17	Form of First Amendment to (Amended and Restated) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center, North Mountain Medical and Rehabilitation Center, Catalina Care and Rehabilitation Center, Park Manor, Park View Gardens at Montgomery, Sabino Canyon Rehabilitation and Care Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC, Valley Health Holdings LLC, Rillito Holdings LLC, Plaza Health Holdings LLC, Mountainview Communitycare LLC and Meadowbrook Health Associates LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.16	07/26/07
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	05/14/07
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	05/14/07
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	07/26/07
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	05/14/07
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	07/26/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	08/17/07
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/05/07
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/05/07
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/05/07
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/07
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/07
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	02/09/09
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	02/09/09
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	02/27/08
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	02/27/08
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	02/27/08

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	05/14/07
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	07/26/07
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	07/26/07
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	05/14/07
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	07/26/07
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	07/26/07
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	05/14/07
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	05/14/07
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	05/14/07
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.31	05/14/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	05/14/07
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.33	05/14/07
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.34	05/14/07
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	05/14/07
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC’s obligations under the Master Lease Agreement	S-1	333-142897	10.36	05/14/07
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	05/14/07
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	05/14/07
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant’s obligations under the Lease Agreement	S-1	333-142897	10.39	05/14/07
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	05/14/07

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/08
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant					X
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant					X
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	05/14/07
10.57	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/05/07
10.58	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/07
10.59	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/07
10.60	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/07
10.61	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/07
10.62	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/07
10.63	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/07
10.64	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/07
10.65	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/09

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith

21.1	Subsidiaries of The Ensign Group, Inc., as amended	10-K	001-33757	21.1	02/18/09
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates management contract or compensatory plan.