Form 10-Q
period 2010-03-31
ENSIGN GROUP, INC
filed 2010-05-05
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________ to ________________.
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2010, 20,734,533 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010

i

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$41,452	$38,855
Accounts receivable—less allowance for doubtful accounts of $8,218 and $7,575 at March 31, 2010 and December 31, 2009, respectively	69,372	62,606
Prepaid income taxes	—	1,242
Prepaid expenses and other current assets	5,866	6,498
Deferred tax asset—current	7,615	8,126

Total current assets	124,305	117,327
Property and equipment, net	241,034	230,774
Insurance subsidiary deposits and investments	13,985	13,810
Escrow deposits	500	7,595
Deferred tax asset	5,488	4,262
Restricted and other assets	5,895	5,650
Intangible assets, net	4,269	4,498
Goodwill	7,432	7,432

Total assets	$402,908	$391,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,079	$15,498
Accrued wages and related liabilities	27,368	28,756
Accrued self-insurance liabilities—current	10,079	10,074
Other accrued liabilities	11,850	15,375
Income taxes payable	5,350	—
Current maturities of long-term debt	2,087	2,065

Total current liabilities	71,813	71,768
Long-term debt—less current maturities	106,868	107,401
Accrued self-insurance liabilities—less current portion	23,572	22,096
Deferred rent and other long-term liabilities	3,415	2,524
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,348 and 20,732 shares issued and outstanding at March 31, 2010, respectively, and 21,280 and 20,642 shares issued and outstanding at December 31, 2009, respectively	21	21
Additional paid-in capital	68,002	66,765
Retained earnings	133,222	124,910
Common stock in treasury, at cost, 616 and 638 shares at March 31, 2010 and December 31, 2009, respectively	(4,005)	(4,137)

Total stockholders’ equity	197,240	187,559

Total liabilities and stockholders’ equity	$402,908	$391,348

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$154,174	$130,285
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	123,183	104,199
Facility rent—cost of services	3,575	3,701
General and administrative expense	5,774	4,961
Depreciation and amortization	3,955	2,965

Total expenses	136,487	115,826
Income from operations	17,687	14,459
Other income (expense):
Interest expense	(2,280)	(1,328)
Interest income	67	70

Other expense, net	(2,213)	(1,258)

Income before provision for income taxes	15,474	13,201
Provision for income taxes	6,126	5,278

Net income	$9,348	$7,923

Net income per share:
Basic	$0.45	$0.39

Diluted	$0.44	$0.38

Weighted average common shares outstanding:
Basic	20,686	20,572

Diluted	21,074	20,892

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$9,348	$7,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,955	2,965
Amortization of deferred financing fees and debt discount	191	53
Deferred income taxes	(715)	1,026
Provision for doubtful accounts	1,550	1,213
Stock-based compensation	649	517
Excess tax benefit from share based compensation	(333)	(56)
Loss on disposition of property and equipment	21	61
Change in operating assets and liabilities
Accounts receivable	(8,316)	(7,037)
Prepaid income taxes	1,242	—
Prepaid expenses and other current assets	632	(382)
Insurance subsidiary deposits	(175)	50
Accounts payable	(419)	2,490
Accrued wages and related liabilities	(1,388)	(26)
Other accrued liabilities	2,149	1,333
Accrued self-insurance	1,481	326
Deferred rent liability	453	(50)

Net cash provided by operating activities	10,325	10,406

Cash flows from investing activities:
Purchase of property and equipment	(6,415)	(4,924)
Cash payment for business acquisitions	(7,617)	(22,133)
Escrow deposits	(500)	(445)
Escrow deposits used to fund business acquisitions	7,595	10,090
Cash proceeds from the sale of fixed assets	58	—
Restricted and other assets	1	(181)

Net cash used in investing activities	(6,878)	(17,593)

Cash flows from financing activities:
Payments on long term debt	(542)	(275)
Issuance of treasury stock upon exercise of options	132	23
Issuance of common stock upon exercise of options	264	74
Dividends paid	(1,032)	(925)
Principal payments on capital lease obligations	—	(7)
Excess tax benefit from share based compensation	333	56
Payments of deferred financing costs	(5)	(25)

Net cash used in financing activities	(850)	(1,079)

Net increase (decrease) in cash and cash equivalents	2,597	(8,266)
Cash and cash equivalents beginning of period	38,855	41,326

Cash and cash equivalents end of period	$41,452	33,060

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,222	1,344

Income taxes	$6,065	8,100

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 79 facilities as of March 31, 2010, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 9,100 operational skilled nursing, assisted living and independent living beds. As of March 31, 2010, the Company owned 49 of its 79 facilities and operated an additional 30 facilities through long-term lease arrangements, and had options to purchase 8 of those 30 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2009 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities. All intercompany transactions and balances have been eliminated in consolidation.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, patient liability, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, stock-based compensation and income taxes. Actual results could differ from those estimates.
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
Revenue from the Medicare and Medicaid programs accounted for approximately 76% and 75% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $315 and $408 for the three months ended March 31, 2010 and 2009, respectively. The Company records revenue from private pay patients, at the agreed upon rate, as services are performed.
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
Property and Equipment — Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 30 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the three months ended March 31, 2010 or the year ended December 31, 2009.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the three months ended March 31, 2010 or the year ended December 31, 2009.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2010, the combined self-insured retention and corridor was $500 per claim with a $1,736 deductible. As of April 1, 2009, for all facilities except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 75 facilities.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Interim Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $23,426 and $22,279 as of March 31, 2010 and December 31, 2009, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $7,946 and $7,624 as of March 31, 2010 and December 31, 2009, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO and EPO plans. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,279 and $2,267 at March 31, 2010 and December 31, 2009, respectively.
The Company believes that adequate provision has been made in the Interim Financial Statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of the Company’s reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires the Company to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and the Company’s assumptions about emerging trends, the Company, with the assistance of an independent actuary, develops information about the size of ultimate claims based on the Company’s historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed the Company’s estimate of loss.

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
Income Taxes — Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. The Company generally expects to fully utilize its deferred tax assets; however, when necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.
In determining the annual income tax rate for financial statements for interim periods, the Company must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. The provision for income taxes is determined by applying the estimated annual effective tax rate to pretax income, adjusted for discrete transactions occurring during the period. When the Company takes uncertain income tax positions, it records a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, the Company must consider the potential outcomes from a review of the positions by the taxing authorities.
In determining the need for a valuation allowance, the annual income tax rate for interim periods, or the need for and magnitude of liabilities for uncertain tax positions, the Company makes certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with the Company’s estimates and assumptions, actual results could differ.
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
Adoption of New Accounting Pronouncements — In February 2010, the FASB issued amendments to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendment requires (1) SEC filers and (2) conduit debt obligors for conduit debt securities that are traded in a public market to “evaluate subsequent events through the date the financial statements are issued.” All other entities are required to “evaluate subsequent events through the date the financial statements are available to be issued.” It further exempts SEC filers from disclosing the date through which subsequent events have been evaluated. For all entities (except conduit debt obligors), these requirements are effective immediately for financial statements that are (1) issued or available to be issued or (2) revised. For conduit debt obligors, the requirements are effective for interim and annual periods ending after June 15, 2010. The adoption of these requirements did not have an impact on the Company’s Interim Financial Statements.

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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$9,348	$7,923
Denominator:
Weighted average shares outstanding for basic net income per share(1)	20,686	20,572

Basic net income per common share	$0.45	$0.39

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$9,348	$7,923

Denominator:
Weighted average common shares outstanding	20,686	20,572
Plus: incremental shares from assumed conversions(1)	388	320

Adjusted weighted average common shares outstanding	21,074	20,892

Diluted net income per common share	$0.44	$0.38

(1)	In addition, for the three month period ended March 31, 2010 and 2009, the Company had 776 and 490 options outstanding, respectively, which are anti-dilutive and therefore not factored into the weighted average common shares amount above.
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
At March 31, 2010, the Company had approximately $12,068 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three months ended March 31, 2010 and 2009 is summarized in the following table:

	Three Months Ended March 31,
	2010		2009
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$61,653	40.0%	$52,236	40.1%
Medicare	51,122	33.2	43,207	33.2
Medicaid — skilled	4,418	2.8	2,282	1.7

Total Medicaid and Medicare	117,193	76.0	97,725	75.0
Managed care	20,569	13.4	17,497	13.4
Private and other payors	16,412	10.6	15,063	11.6

Revenue	$154,174	100%	$130,285	100%

Accounts receivable as of March 31, 2010 and December 31, 2009 is summarized in the following table:

	March 31,	December 31,
	2010	2009
Medicaid	$25,376	$23,902
Managed care	20,164	17,919
Medicare	19,865	17,481
Private and other payors	12,185	10,879

	77,590	70,181
Less allowance for doubtful accounts	(8,218)	(7,575)

Accounts receivable	$69,372	$62,606

6. ACQUISITIONS
The Company’s acquisition policy is generally to purchase or lease facilities to complement the Company’s existing portfolio of long-term care facilities. The operations of all the Company’s facilities are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.
During the three months ended March 31, 2010, the Company acquired two facilities. The aggregate purchase price of the two acquisitions was approximately $7,617, which was paid in cash. The facilities acquired during the three months ended March 31, 2010 are as follows:
•	On January 1, 2010, the Company purchased two skilled nursing facilities in Idaho for $7,617, which was paid in cash. These acquisitions added 158 operational skilled nursing beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior owner as a part of this transaction.
The Company expensed $52 in acquisition related costs during the three months ended March 31, 2010. No Goodwill was recognized in this transaction.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the three months ended March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009
Land	$841	$3,485
Building and improvements	6,387	13,101
Equipment, furniture, and fixtures	289	675
Goodwill	—	2,887
Other intangible assets	100	1,985

	$7,617	$22,133

On May 1, 2010, the Company purchased two skilled nursing facilities in Texas for approximately $8,310, which was paid in cash. This acquisition added approximately 284 operational skilled nursing beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price for the two skilled nursing facilities in Texas was not completed as necessary valuation information has not yet been finalized.
On May 1, 2010, the Company purchased a home health and hospice operation in Idaho for approximately $2,650, which was paid in cash. The acquisition did not have an impact on the Company’s operational bed count. The Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price for the home health and hospice operation in Idaho was not completed as necessary valuation information has not yet been finalized.
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful and may be misleading as the information is not representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The two businesses acquired during the period from January 1, 2010 through May 1, 2010 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. The first quarter 2010 acquisitions have been included in the March 31, 2010 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009
Land	$44,462	$43,621
Buildings and improvements	167,089	158,803
Equipment	38,143	35,136
Furniture and fixtures	8,363	8,301
Leasehold improvements	19,267	17,978
Construction in progress	3,424	3,036

	280,748	266,875
Less accumulated depreciation	(39,714)	(36,101)

Property and equipment, net	$241,034	$230,774

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
8. INTANGIBLE ASSETS — Net

	Weighted	March 31, 2010			December 31, 2009
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$910	$(548)	$362	$1,071	$(694)	$377
Favorable lease	20.0	3,573	(326)	3,247	3,573	(274)	3,299
Patient base	0.3	534	(503)	31	1,202	(1,015)	187
Trade name	30.0	733	(104)	629	733	(98)	635

Total		$5,750	$(1,481)	$4,269	$6,579	$(2,081)	$4,498

Amortization expense was $328 and $297 for the three months ended March 31, 2010 and 2009, respectively. Of the $328 in amortization expense incurred during the three months ended March 31, 2010, approximately $255 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2010 (remainder)	$249
2011	291
2012	291
2013	291
2014	290
2015	268
Thereafter	2,589

$4,269

9. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	March 31,	December 31,
	2010	2009
Deposits with landlords	$731	$725
Capital improvement reserves with landlords and lenders	2,834	2,840
Debt issuance costs, net	2,330	2,085

Restricted and other assets	$5,895	$5,650

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	March 31,	December 31,
	2010	2009
Quality assurance fee	$1,218	$5,071
Resident refunds payable	2,891	2,347
Deferred resident revenue	1,230	1,073
Cash held in trust for residents	1,420	1,748
Dividends payable	1,037	1,032
Property taxes	516	1,194
Other	3,538	2,910

Other accrued liabilities	$11,850	$15,375

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
11. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Current:
Federal	$5,771	$3,432
State	1,070	869

	6,841	4,301

Deferred:
Federal	(567)	991
State	(148)	(17)

	(715)	974

Expense for uncertain tax positions	—	3

Total	$6,126	$5,278

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
The Company’s deferred tax assets and liabilities as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
Deferred tax assets (liabilities):
Accrued expenses	$13,632	$12,498
Allowance for doubtful accounts	3,434	3,166
State taxes	—	324
Tax credits	1,174	1,180

Total deferred tax assets	18,240	17,168
State taxes	(629)	—
Depreciation and amortization	(3,087)	(3,293)
Prepaid expenses	(1,421)	(1,487)

Total deferred tax liabilities	(5,137)	(4,780)

Net deferred tax assets	$13,103	$12,388

The Company is not currently under examination by any major income tax jurisdiction; however, its Federal tax returns for years beginning with 2006 and many of its state tax returns for years beginning with 2005 remain subject to potential examination. The statutes of limitations will lapse on the Company’s 2005 and 2006 income tax years for state and Federal purposes in 2010, respectively. The Company does not believe these lapses will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2010.
12. Debt
On November 6, 2009, the Company finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with General Electric Capital Corporation (the Lender) which increased the borrowing capacity of the Amended Term Loan by $40,000, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by, among other things, a perfected first priority mortgage/deed of trust on the fee simple interest in six of the Company’s skilled nursing facilities (the Property). The Amended Term Loan, which includes both the Ten Project Note (as described below) and the Six Project Loan, is cross collateralized and cross defaulted with the existing Second Amended and Restated Loan and Security Agreement (the Revolver). The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and therefore floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.
On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of $10,000, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As a part of this transaction, the Company recorded a discount to the debt balance in the form of imputed interest of $1,218. This amount will be amortized over the term of the promissory notes, or ten years.
In addition, on October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on March 31, 2010.
The Company has a Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender) under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. At March 31, 2010 and December 31, 2009, there were no outstanding borrowings under the Revolver. As of March 31, 2010, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2,133 and $6,000, respectively. In addition, in the event of the Company’s default under the Amended Term Loan, the Lender has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Ten Project Note with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at March 31, 2010 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$53,069	$53,200
Six Project Loan with the Lender, principal and interest payable monthly, interest defined above, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	39,726	39,970
Promissory notes, principal, and interest of $69 payable monthly and continuing through September 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,904	9,962
Bond, principal and interest of $20 payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement).	1,184	1,232
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	6,229	6,290

	110,112	110,654
Less current maturities	(2,087)	(2,065)
Less debt discount	(1,157)	(1,188)

	$106,868	$107,401

The Company is subject to standard reporting requirements and other typical covenants for loans of these types. As of March 31, 2010 the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
13. OPTIONS
Stock-based compensation expense consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,350 as of March 31, 2010.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. Approximately 106 options were granted during the three month period ended March 31, 2010. The Company used the following assumptions for stock options granted during the three months ended March 31, 2010 and 2009:

			Weighted			Weighted
			Average		Weighted	Average
		Options	Risk-Free	Expected	Average	Dividend
Grant Year	Plan	Granted	Rate	Life	Volatility	Yield
2010	2007	106	2.82%	6.5 years	55%	1.08%
2009	2007	169	2.17%	6.5 years	55%	1.08%
For the three months ended March 31, 2010 and 2009, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

		Weighted Average	Weighted Average
		Exercise Price of	Fair Value of
Grant Year	Granted	Common Stock	Options
2010	106	$17.47	$8.86
2009	169	$16.70	$8.31
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2010 and 2009 and therefore, the intrinsic value was $0.
The following table represents the employee stock option activity during the three months ended March 31, 2010:

		Weighted		Weighted
	Number of	Average	Number of	Average Exercise
	Options	Exercise	Options	Price of Options
	Outstanding	Price	Vested	Vested
January 1, 2010	2,025	$10.68	709	$7.29
Granted	106	17.47
Forfeited	(29)	11.65
Exercised	(86)	4.58

March 31, 2010	2,016	$11.28	723	$8.36

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2010:

					Stock Options
	Stock Options Outstanding				Vested
				Remaining	Number
		Number	Black-Scholes	Contractual	Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	Exercisable
2003	$0.67 – 0.81	9	$ *	3	9
2004	$1.96 – 2.46	40	*	4	40
2005	$4.99 – 5.75	213	*	5	162
2006	$7.05 – 7.50	459	4,411	6	269
2008	$9.38 – 14.87	703	3,774	8	212
2009	$14.92 – 16.70	486	3,845	9	31
2010	$17.47	106	939	10	—

Total		2,016	$12,969		723

*	The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
The Company recognized $649 and $517 in compensation expense during the three months ended March 31, 2010 and 2009, respectively. In future periods, the Company expects to recognize approximately $8,052 in stock-based compensation expense over the next 2.6 weighted average years for unvested options that were outstanding as of March 31, 2010. There were 1,293 unvested and outstanding options at March 31, 2010, of which 1,171 are expected to vest. The weighted average contractual life for options vested at March 31, 2010 was 7.6 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
Options	2010	2009
Outstanding	$12,093	$9,779
Vested	6,440	5,732
Expected to vest	5,154	3,806
Exercised	1,095	625
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
14. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,670 and $3,817 for the three months ended March 31, 2010 and 2009, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2010.
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had two operations subject to probe review during the three months ended March 31, 2010. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 79 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of its skilled nursing facilities.
Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on the Company’s Service Center and six of its Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. The Company has worked with the U.S. Attorney’s office to produce information responsive to both subpoenas. The Company and its regulatory counsel continue to actively work with the U.S. Attorney’s office and respond to requests for information as they are received relative to the investigation.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 58% and 59% of its total accounts receivable as of March 31, 2010 and December 31, 2009, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 76% and 75% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively.
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
This Report contains forward-looking statements, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 79 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho as of March 31, 2010. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of March 31, 2010, we owned 49 of our facilities and operated an additional 30 facilities under long-term lease arrangements, and had options to purchase 8 of those 30 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2010:

		Leased	Leased
		(with a	(without a
		Purchase	Purchase
	Owned	Option)	Option)	Total
Number of facilities	49	8	22	79
Percent of total	62.0%	10.1%	27.9%	100%
Operational skilled nursing, assisted living and independent living beds	5,412	1,042	2,622	9,076
Percent of total	59.6%	11.5%	28.9%	100%

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
Recent Developments
On January 1, 2010, we purchased two skilled nursing facilities in Idaho for approximately $7.6 million, which was paid in cash. This acquisition added 158 operational beds to our operations. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
On May 1, 2010, we purchased two skilled nursing facilities in Texas for approximately $8.3 million, which was paid in cash. This acquisition added approximately 284 operational beds to our operation. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
On May 1, 2010, we purchased a home health and hospice operation in Idaho for approximately $2.7 million, which was paid in cash. This acquisition did not impact our total operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
See further discussion of facility acquisitions in Note 6 above.
Facility Acquisition History

	December 31,											March 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	77	79
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	8,948	9,076
The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of March 31, 2010:

	CA	AZ	TX	UT	CO	WA	ID	Total
Number of facilities	33	12	15	9	4	3	3	79
Operational skilled nursing, assisted living and independent living beds	3,708	1,818	1,811	967	248	278	246	9,076
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
The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended
	March 31,
	2010	2009
Skilled Mix:
Days	26.0%	25.2%
Revenue	49.8%	48.6%
Quality Mix:
Days	37.7%	38.0%
Revenue	58.4%	58.2%
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

The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Occupancy:
Operational beds at end of period	9,076	7,994
Available patient days	816,840	710,000
Actual patient days	649,084	566,619
Occupancy percentage (based on operational beds)	79.5%	79.8%
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

	Three Months Ended March 31,
	2010		2009
	$	%	$	%
Revenue:
Medicaid	$61,653	40.0%	$52,236	40.1%
Medicare	51,122	33.2	43,207	33.2
Medicaid-skilled	4,418	2.8	2,282	1.7

Total	117,193	76.0	97,725	75.0
Managed Care	20,569	13.4	17,497	13.4
Private and Other(1)	16,412	10.6	15,063	11.6

Total revenue	$154,174	100%	$130,285	100%

(1)	Includes revenue from assisted living facilities.
Critical Accounting Policies Update
There have been no significant changes during the three month period ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
Industry Trends
The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The skilled nursing industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.

•	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•	Improving Supply and Demand Balance. The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•	Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to U.S. Census Bureau Interim Projections, there will be 46 million people in the United States in 2010 that are over 65 years old. The U.S. Census Bureau estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.
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
The Deficit Reduction Act of 2005 (DRA) added Sec. 1833(g)(5) of the Social Security Act and directed the Centers for Medicare and Medicaid Services to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently as part of the Patient Protection and Affordable Care Act, which extended the exception from January 1, 2010, to December 31, 2010.
On July 31, 2009, Centers for Medicare and Medicaid Services (CMS) released its final rule on the fiscal year 2010 PPS reimbursement rates for skilled nursing facilities, which resulted in a 2.2% market basket increase. The fiscal year 2010 recalibration of the case mix index (CMI) is expected to correct a forecast error resulting in a 3.3% rate reduction.
Federal Health Care Reform. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the Affordable Care Act), which contained several sweeping changes to America’s health insurance system. Among other reforms contained in the Affordable Care Act, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, the Affordable Care Act makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under the Affordable Care Act, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. In addition, the Affordable Care Act enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of the Affordable Care Act will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of the Affordable Care Act are effective immediately or within six to twelve months of the Affordable Care Act’s enactment date.
•	Enhanced CMPs and Escrow Provisions — Effective March 23, 2010, the Affordable Care Act includes expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. The Affordable Care Act provides for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.
•	Nursing Home Transparency Requirements — In addition to expanded CMP provisions, the Affordable Care Act imposes substantial new transparency requirements for Medicare-participating nursing facilities. Existing law requires Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. The Affordable Care Act expands the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. Beginning March 23, 2010, facilities must have this information available for submission to the Secretary of Health & Human Services, the OIG, the state in which the facility is located, and the state long-term care ombudsman upon request.
•	Suspension of Payments During Pending Fraud Investigations — The Affordable Care Act also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. The Affordable Care Act provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation.
•	Overpayment Reporting and Repayment; Expanded False Claims Act Liability — The Affordable Care Act also enacted several important changes that expand potential liability under the federal False Claims Act. Effective March 23, 2010, the Affordable Care Act provides that overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within the later of sixty days of identification of the overpayment, or the date the corresponding cost report (if applicable) is due. Any overpayment retained after the deadline is considered an “obligation” for purposes of the federal False Claims Act.
The provisions of the Affordable Care Act discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of the Affordable Care Act. It is possible that other provisions of the Affordable Care Act may be interpreted, clarified, or applied to our facilities or operations in a way that could have a material adverse impact on the results of operations.
Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Risk Factors — Risks Related to Our Business and Industry — “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.“The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	79.9	80.0
Facility rent—cost of services	2.3	2.8
General and administrative expense	3.7	3.8
Depreciation and amortization	2.6	2.3

Total expenses	88.5	88.9
Income from operations	11.5	11.1
Other income (expense):
Interest expense	(1.5)	(1.0)
Interest income	0.1	0.1

Other expense, net	(1.4)	(0.9)

Income before provision for income taxes	10.1	10.2
Provision for income taxes	4.0	4.1

Net income	6.1%	6.1%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended
	March 31,
	2010	2009

Consolidated Statement of Income Data:
Net income	$9,348	$7,923
Interest expense, net	2,213	1,258
Provision for income taxes	6,126	5,278
Depreciation and amortization	3,955	2,965

EBITDA(1)	$21,642	$17,424

Facility rent—cost of services	3,575	3,701

EBITDAR(1)	$25,217	$21,125

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended
	March 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$154,174	$130,285	$23,889	18.3%
Number of facilities at period end	79	70	9	12.9%
Actual patient days	649,084	566,619	82,465	14.6%
Occupancy percentage — Operational beds	79.5%	79.8%		(0.3)%
Skilled mix by nursing days	26.0%	25.2%		0.8%
Skilled mix by nursing revenue	49.8%	48.6%		1.2%

	Three Months Ended
	March 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$121,150	$116,304	$4,846	4.2%
Number of facilities at period end	56	56	—	—%
Actual patient days	485,501	496,857	(11,356)	(2.3)%
Occupancy percentage — Operational beds	82.8%	82.3%		0.5%
Skilled mix by nursing days	29.5%	26.8%		2.7%
Skilled mix by nursing revenue	54.0%	50.4%		3.6%

	Three Months Ended
	March 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2):
Revenue	$8,164	$8,239	$(75)	(0.9)%
Number of facilities at period end	6	6	—	—%
Actual patient days	39,977	38,792	1,185	3.1%
Occupancy percentage — Operational beds	69.7%	67.7%		2.0%
Skilled mix by nursing days	18.9%	19.3%		(0.4)%
Skilled mix by nursing revenue	40.3%	44.6%		(4.3)%

	Three Months Ended
	March 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$24,860	$5,742	$19,118	NM	%
Number of facilities at period end	17	7	10	NM	%
Actual patient days	123,606	30,970	92,636	NM	%
Occupancy percentage — Operational beds	71.4%	63.3%		8.1%
Skilled mix by nursing days	15.0%	8.1%		6.9%
Skilled mix by nursing revenue	31.8%	17.4%		14.4%

(1)	Same Facility results represent all facilities purchased prior to January 1, 2007. Same Facility results for 2009 include the results of operations through March 31, 2009 of our assisted living facility in Arizona. We decided not to exercise our renewal option on the lease which expired on September 30, 2009. The reduction in the number of actual patient days primarily relates to the non-renewal of this lease.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2007 to December 31, 2008.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2009.

Revenue. Revenue increased $23.9 million, or 18.3%, to $154.2 million for the three months ended March 31, 2010 compared to $130.3 million for the three months ended March 31, 2009. Of the $23.9 million increase, Medicare and managed care revenue increased $11.0 million, or 18.1%, other skilled revenue increased $2.1 million, or 93.6%, Medicaid revenue increased $9.4 million, or 18.0%, and private and other revenue increased $1.4 million, or 9.0%. Approximately $19.1 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2009, the Company has acquired seventeen facilities in six states. Each group of facilities experienced an increase in operational occupancy. However, the overall occupancy was negatively weighted by the higher concentration of facilities in the Recently Acquired category, operating at generally lower occupancy percentages, causing consolidated occupancy to decrease slightly.
Revenue generated by Same Facilities increased $4.8 million, or 4.2%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to increase in skilled mix of 3.6% to a Same Facility record of 54.0%, which was the result of higher acuity levels. This growth occurred despite an overall occupancy decrease of 4.0% at our assisted living facilities.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding therapy and other ancillary services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2010	2009	2010	2009	2010	2009	2010	2009	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$555.01	$535.66	$464.24	$479.05	$432.99	$414.75	$531.84	$528.46	0.6%
Managed care	339.90	329.06	374.92	489.71	403.16	375.18	344.75	334.71	3.0%
Other skilled	551.01	646.84	—	—	624.41	—	553.44	646.84	(14.4)%
Total skilled revenue	470.04	456.31	426.73	481.47	431.26	408.65	463.78	456.90	1.5%
Medicaid	164.28	161.47	143.34	142.77	161.11	164.66	162.31	160.32	1.2%
Private and other payors	185.41	182.49	158.43	142.26	172.81	187.68	179.04	178.23	0.5%
Total skilled nursing revenue	$256.47	$242.87	$200.25	$207.83	$203.32	$190.45	$242.77	$237.47	2.2%
The average Medicare daily rate increased by approximately 0.6% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, as a result of higher acuity patient mix. The average Medicaid rate increase of 1.2% in the three months ended March 31, 2010 relative to the same period in the prior year primarily resulted from retroactive revenue adjustments in the state of Washington. In addition, we have experienced continued growth in our managed care rates. We have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Revenue:
Medicare	34.9%	33.8%	25.4%	34.3%	26.3%	14.9%	33.0%	33.0%
Managed care	15.4	14.5	14.9	10.3	4.8	2.5	13.7	13.7
Other skilled	3.7	2.1	—	—	0.7	—	3.1	1.9

Skilled mix	54.0	50.4	40.3	44.6	31.8	17.4	49.8	48.6
Private and other payors	7.2	8.4	17.6	14.2	12.5	25.8	8.6	9.6

Quality mix	61.2	58.8	57.9	58.8	44.3	43.2	58.4	58.2
Medicaid	38.8	41.2	42.1	41.2	55.7	56.8	41.6	41.8

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Days:
Medicare	16.1%	15.3%	11.0%	14.9%	12.4%	6.9%	15.1%	14.9%
Managed care	11.6	10.7	7.9	4.4	2.4	1.2	9.6	9.7
Other skilled	1.8	0.8	—	—	0.2	—	1.3	0.6

Skilled mix	29.5	26.8	18.9	19.3	15.0	8.1	26.0	25.2
Private and other payors	10.0	11.3	22.3	20.7	14.7	26.2	11.7	12.8

Quality mix	39.5	38.1	41.2	40.0	29.7	34.3	37.7	38.0
Medicaid	60.5	61.9	58.8	60.0	70.3	65.7	62.3	62.0

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $19.0 million, or 18.2%, to $123.2 million for the three months ended March 31, 2010 compared to $104.2 million for the three months ended March 31, 2009. Cost of services decreased as a percent of total revenue to 79.9% for the three months ended March 31, 2010 as compared to 80.0% for the three months ended March 31, 2009. Of the $19.0 million increase, Same Facilities increased $3.9 million and Recently Acquired Facilities increased $15.3 million. These increases were partially offset by a decrease in Transitioning Facilities cost of services of $0.2 million.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.1 million, or 3.4%, to $3.6 million for the three months ended March 31, 2010 compared to $3.7 million for the three months ended March 31, 2009. Facility rent-cost of services as a percent of total revenue was 2.3% for the three months ended March 31, 2010 as compared to 2.8% for the three months ended March 31, 2009. The decrease in total facility rent was primarily a result of the non-renewal of one leased assisted living facility in Arizona in the third quarter of 2009.
General and Administrative Expense. General and administrative expense increased $0.8 million, or 16.4%, to $5.8 million for the three months ended March 31, 2010 compared to $5.0 million for the three months ended March 31, 2009. General and administrative expense decreased as a percent of total revenue to 3.7% for the three months ended March 31, 2010 as compared to 3.8% for the three months ended March 31, 2009. The $0.8 million increase was primarily due to an increase in wages and benefits, largely due to increases in incentive compensation related to improved profitability and additional staffing in our Service Center departments to support our facility growth.
We have, and expect to continue to experience higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go forward basis, until 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 33.4%, to $4.0 million for the three months ended March 31, 2010 compared to $3.0 million for the three months ended March 31, 2009. Depreciation and amortization expense increased as a percent of total revenue to 2.6% for the three months ended March 31, 2010 as compared to 2.3% for the three months ended March 31, 2009. This increase was primarily related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to recent renovations.
Other Income (Expense). Other expense, net increased $0.9 million, or 75.4%, to $2.2 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009. Other expense, net increased as a percent of total revenue to 1.4% for the three months ended March 31, 2010 as compared to 0.9% for the three months ended March 31, 2009. This increase was primarily the result of an additional $40.0 million added to the Term Loan in November 2009.
Provision for Income Taxes. Provision for income taxes increased $0.8 million, or 16.1%, to $6.1 million for the three months ended March 31, 2010 compared to $5.3 million for the three months ended March 31, 2009. This increase resulted from the increase in income before income taxes of $2.3 million, or 17.2%. Our effective tax rate was 39.6% for the three months ended March 31, 2010 as compared to 40.0% for the three months ended March 31, 2009.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender). As of March 31, 2010, the maximum available for borrowing under the Revolver was approximately $50.0 million, subject to available collateral limits. As of March 31, 2010, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2.1 million and $6.0 million, respectively.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $7.6 million and $22.1 million for the three months ended March 31, 2010 and 2009, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $6.4 million and $4.9 million for the three months ended March 31, 2010 and 2009, respectively. We currently have a combined $16.8 million budgeted for capital expenditure projects for 2010.
We believe our current cash balances, our cash flow from operations and the Revolver will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of March 31, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2010, we held debt security investments of approximately $12.1 million, which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$10,325	$10,406
Net cash used in investing activities	(6,878)	(17,593)
Net cash used in financing activities	(850)	(1,079)

Net increase (decrease) in cash and cash equivalents	2,597	(8,266)
Cash and cash equivalents at beginning of period	38,855	41,326

Cash and cash equivalents at end of period	$41,452	$33,060

Three months ended March 31, 2010 Compared to Three months ended March 31, 2009
Net cash provided by operations for the three months ended March 31, 2010 was $10.3 million compared to $10.4 million for the three months ended March 31, 2009, a decrease of $0.1 million. This decrease was primarily due to increases in outstanding accounts receivable balances, partially offset by our improved operating results, which contributed $14.7 million in 2010 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $13.7 million for 2009, an increase of $1.0 million.

Net cash used in investing activities for the three months ended March 31, 2010 was $6.9 million compared to $17.6 million for the three months ended March 31, 2009, a decrease of $10.7 million. The decrease was primarily the result of $7.6 million in cash paid for business acquisitions and purchased property and equipment in the three months ended March 31, 2010 compared to $22.1 million in the three months ended March 31, 2009. This decrease was partially offset by an increase in purchase of property and equipment during the three months ended March 31, 2010.
Net cash used in financing activities for the three months ended March 31, 2010 totaled $0.9 million compared to $1.1 million for the three months ended March 31, 2009, a decrease of $0.2 million.
Principal Debt Obligations and Capital Expenditures
Total long-term debt obligations outstanding as of March 31, 2010 and the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31,			March 31,
	2007	2008	2009	2010
	(in thousands)
Amended Term Loan with GE Capital	$54,929	$54,102	$93,170	$92,795
Mortgage Loan and Promissory Notes	8,641	6,449	15,064	14,976
Bond payable	—	—	1,232	1,184

Total	$63,570	$60,551	$109,466	$108,955

The following table represents the Company’s cumulative facility growth from 2004 to the present:

	December 31,				March 31,
	2006	2007	2008	2009	2010
Cumulative number of facilities	57	61	63	77	79
Term Loan with General Electric Capital Corporation
On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement, with the Lender, which consists of an approximately $55.7 million multiple-advance term loan, further referred to as the Ten Project Note. The Ten Project Note matures in June  2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.
The Ten Project Note was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The proceeds of the advances made under the Ten Project Note have been used to refinance an existing loan from the Lender secured by certain of the properties, and to purchase other additional properties that we were previously leasing.
On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with General Electric Capital Corporation (the Lender) which increased the borrowing capacity of the loan by $40.0 million, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by, among other things (a) a perfected first priority mortgage/deed of trust on the fee simple interest in six of our skilled nursing facilities (the Property), (b) an assignment of all related leases, rents, deposits, letters of credit, income and profits, (c) an assignment and/or a perfected security interest in all assignable licenses, permits, general intangibles, contracts, agreements and personal property relating to the Property and (d) a perfected first priority security interest in all reserve accounts. The Amended Term Loan, which includes both the Ten Project Note and Six Project Loan, is cross collateralized and cross defaulted with the existing Revolver. We paid approximately $0.8 million upon closing of the Amended Term Loan. The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and therefore floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.
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

Under the Amended Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2010, we were in compliance with all loan covenants. As of March 31, 2010, our borrowing subsidiaries had $92.8 million outstanding on the Amended Term Loan.
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
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of $10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of March 31, 2010, our subsidiaries had $9.9 million outstanding on the Promissory Notes.
Bonds Payable to Lynn Family Partnership
On October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on March 31, 2009. As of March 31, 2010, the balance outstanding on these bonds was $1.2 million.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of March 31, 2010, the balance outstanding on this mortgage loan was approximately $6.2 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.7 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.
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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 79 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.
Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney’s office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney’s office and respond to requests for information as they are received relative to the investigation.
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

Adoption of New Accounting Pronouncements
In February 2010, the FASB issued amendments to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendment requires (1) SEC filers and (2) conduit debt obligors for conduit debt securities that are traded in a public market to “evaluate subsequent events through the date the financial statements are issued.” All other entities are required to “evaluate subsequent events through the date the financial statements are available to be issued.” It further exempts SEC filers from disclosing the date through which subsequent events have been evaluated. For all entities (except conduit debt obligors), these requirements are effective immediately for financial statements that are (1) issued or available to be issued or (2) revised. For conduit debt obligors, the requirements are effective for interim and annual periods ending after June 15, 2010. The adoption of these requirements did not have an impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At March 31, 2010, we had no outstanding floating rate debt.
Our cash and cash equivalents as of March 31, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2010, we held debt security investments of approximately $12.1 million which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that existed as of March 31, 2010, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, for more information regarding our legal proceedings, please see Note 14 included in Part 1, Item 1 of this Form 10-Q.
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
We derived approximately 43% and 42% of our revenue from the Medicaid program during the three months ended March 31, 2010 and 2009, respectively. We derived approximately 33% of our revenue from the Medicare program for both periods during the three months ended March 31, 2010 and 2009, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. The Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 included, through federal fiscal year 2014, $490.0 million in savings from improving “Medicare and Medicaid program integrity”, and another $175.0 million in Medicaid savings through implementation of coding edits to ensure “appropriate Medicaid payments.” It is uncertain what proportion of these estimated cost savings will come from recoupments against long-term care facilities. However, despite the savings projected from effectively reducing payments to Medicaid providers, the Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 also included an outlay of $1.5 billion for Medicaid spending through federal fiscal year 2010. The federal share of current law Medicaid outlays is expected to be $248.0 billion, a $26.0 billion increase over projected fiscal year 2009 spending. Some of the projected increases in Medicaid outlays are pursuant to the American Recovery and Reinvestment Act passed in February 2009, which contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states must refrain from implementing eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.
Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.
Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California’s governor declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. Further, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B.1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California’s severe budget crisis, in July 2009, the State passed a budget-balancing proposal that eliminated this five percent growth cap by amending the current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. Although overall reimbursement from Medi-Cal remained stable, individual facility rates varied. Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
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
Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.
The Patient Protection and Affordable Care Act (the Affordable Care Act) and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) were recently enacted as new laws. These new laws include sweeping changes to how health care is paid for and furnished in the United States.
The Affordable Care Act, as modified by the Reconciliation Act, is projected to expand access to Medicaid and thereby expand eligibility to approximately 16 million people. However, the Affordable Care Act will also reduce the projected growth of Medicare by $500 billion over ten years by tying payments to providers more closely to quality outcomes. The Affordable Care Act also imposes new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other accountability requirements. This information will be disclosed on a website for comparison by members of the public.
To address fraud and abuse of federal health care programs, including Medicare and Medicaid, the Affordable Care Act includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims and provide funding for enhanced anti-fraud activities. The new law imposes enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs.
In addition, on October 1, 2010, the next generation of the Minimum Data Set (MDS), MDS 3.0, will be implemented, creating significant changes in the methodology for calculating the RUG-IV category under Medicare Part A, most notably eliminating Section T.  Because therapy does not necessarily begin upon admission, MDS 2.0 and the RUG-III system included a provision to capture therapy services that are scheduled to occur but have not yet been provided in order to calculate a RUG level that better reflects the intensity of care the resident would actually receive. This is eliminated with MDS 3.0 and RUG-IV, which create a new category of assessment called the Medicare Short Stay Assessment. This assessment provides for calculation of a rehabilitation RUG for residents discharged on or before day eight who received less than five days of therapy.
We cannot predict what effect these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement and adversely affect our business.
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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, which resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments during the three months ended March 31, 2010 and year ended December 31, 2009, respectively.
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
In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operations are currently on prepayment review, and others may be placed on prepayment review in the future. We have no operations that are currently undergoing targeted review.
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

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. The Deficit Reduction Act of 2005 (DRA) added Sec. 1833(g)(5) of the Social Security Act and directed the Centers for Medicare and Medicaid Services to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently as part of the Affordable Care Act, which extended the exception from January 1, 2010, to December 31, 2010.
The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond December 31, 2010, which could also have an adverse effect on our revenue after that date.
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
Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated three facilities from the program to date. We currently have three facilities operating under special focus status, and the state survey agency has indicated that some or all of the historical non-compliance considered in placing one of these facilities on special focus status predated our late 2006 acquisitions of the facility. In addition, one facility was placed on special focus status prior to our acquisition of that facility on October 1, 2009.
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
We must comply with the federal Fair Housing Act and similar state laws, which prohibit us from discriminating against individuals if it would cause such individuals to face barriers in gaining residency in any of our facilities. Additionally, the Fair Housing Act and other similar state laws require that we advertise our services in such a way that we promote diversity and not limit it. We may be required, among other things, to change our marketing techniques to comply with these requirements.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2010, approximately 76% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
The skilled nursing business involves a significant risk of liability given the age and health of our patients and residents and the services we provide. We and others in our industry are subject to a large and increasing number of claims and lawsuits, including professional liability claims, alleging that our services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. Plaintiffs tend to sue every healthcare provider who may have been involved in the patient’s care and, accordingly, we respond to multiple lawsuits and claims every year.

In addition, plaintiffs’ attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers and other long-term care companies, and have employed a wide variety of advertising and publicity strategies. Among other things, these strategies include establishing their own Internet websites, paying for premium advertising space on other websites, paying Internet search engines to optimize their plaintiff solicitation advertising so that it appears in advantageous positions on Internet search results, including results from searches for our company and facilities, using newspaper, magazine and television ads targeted at customers of the healthcare industry generally, as well as at customers of specific providers, including us. From time to time, law firms claiming to specialize in long-term care litigation have named us, our facilities and other specific healthcare providers and facilities in their advertising and solicitation materials. These advertising and solicitation activities could result in more claims and litigation, which could increase our liability exposure and legal expenses, divert the time and attention of our personnel from day-to-day business operations, and materially and adversely affect our financial condition and results of operations. Furthermore, to the extent the frequency and/or severity of losses from such claims and suits increases, our liability insurance premiums could increase and/or available insurance coverage levels could decline, which could materially and adversely affect our financial condition and results of operations.
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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 79 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.
Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney’s office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney’s office and respond to requests for information as they are received relative to the investigation.
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
In the first quarter of 2010, we acquired two skilled nursing facilities with a total of 158 operational beds. In 2009 we acquired twelve skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility with a total of 1,777 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.
In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors’ prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had been already surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility’s compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both facilities have successfully graduated from the Centers for Medicare and Medicaid Services’ Special Focus program. We currently have three facilities remaining on special focus facility status. One of the three operations was placed on special focus prior to our acquisition in October 2009.

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
Overall operational occupancy across all of our facilities was approximately 79.5% and 79.8% for the three months ended March 31, 2010 and 2009, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
We continue to maintain our right to inform our employees about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our facilities that have been approached to unionize have uniformly rejected union organizing efforts. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.

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
At March 31, 2010, we had $109.0 million of outstanding indebtedness under our Fourth Amended and Restated Loan Agreement (the Amended Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $147.4 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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
Financial markets experienced significant disruptions in 2008, which continued in 2009. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Though we anticipate that the cash amounts generated internally, together with amounts available under the Revolver, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.
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
Item 4. (Removed and Reserved)
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

THE ENSIGN GROUP, INC.
May 5, 2010	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002