Form 10-Q
period 2010-06-30
ENSIGN GROUP, INC
filed 2010-08-09
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, 20,751,734 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Part I. Financial Information
Item 1. Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$26,353	$38,855
Accounts receivable—less allowance for doubtful accounts of $8,095 and $7,575 at June 30, 2010 and December 31, 2009, respectively	72,678	62,606
Prepaid income taxes	1,245	1,242
Prepaid expenses and other current assets	6,695	6,498
Deferred tax asset—current	8,868	8,126

Total current assets	115,839	117,327
Property and equipment, net	251,320	230,774
Insurance subsidiary deposits and investments	15,397	13,810
Escrow deposits	—	7,595
Deferred tax asset	6,659	4,262
Restricted and other assets	6,036	5,650
Intangible assets, net	4,288	4,498
Goodwill	10,524	7,432
Other indefinite-lived intangibles	672	—

Total assets	$410,735	$391,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,267	$15,498
Accrued wages and related liabilities	27,538	28,756
Accrued self-insurance liabilities—current	10,500	10,074
Other accrued liabilities	13,442	15,375
Current maturities of long-term debt	2,125	2,065

Total current liabilities	69,872	71,768
Long-term debt—less current maturities	106,363	107,401
Accrued self-insurance liabilities—less current portion	25,059	22,096
Deferred rent and other long-term liabilities	2,897	2,524
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,360 and 20,748 shares issued and outstanding at June 30, 2010, respectively, and 21,280 and 20,642 shares issued and outstanding at December 31, 2009, respectively	21	21
Additional paid-in capital	68,699	66,765
Retained earnings	141,802	124,910
Common stock in treasury, at cost, 612 and 638 shares at June 30, 2010 and December 31, 2009, respectively	(3,978)	(4,137)

Total stockholders’ equity	206,544	187,559

Total liabilities and stockholders’ equity	$410,735	$391,348

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$157,948	$132,178	$312,122	$262,463
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	125,808	105,290	248,991	209,489
Facility rent—cost of services	3,616	3,724	7,191	7,425
General and administrative expense	6,407	5,417	12,181	10,378
Depreciation and amortization	4,023	3,209	7,978	6,174

Total expenses	139,854	117,640	276,341	233,466
Income from operations	18,094	14,538	35,781	28,997
Other income (expense):
Interest expense	(2,308)	(1,141)	(4,588)	(2,469)
Interest income	63	69	130	139

Other expense, net	(2,245)	(1,072)	(4,458)	(2,330)

Income before provision for income taxes	15,849	13,466	31,323	26,667
Provision for income taxes	6,230	5,282	12,356	10,560

Net income	$9,619	$8,184	$18,967	$16,107

Net income per share:
Basic	$0.46	$0.40	$0.92	$0.78

Diluted	$0.46	$0.39	$0.90	$0.77

Weighted average common shares outstanding:
Basic	20,741	20,586	20,713	20,579

Diluted	21,126	20,874	21,103	20,883

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,967	16,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,978	6,174
Amortization of deferred financing fees and debt discount	327	58
Deferred income taxes	(3,140)	(1,242)
Provision for doubtful accounts	2,948	2,030
Stock-based compensation	1,266	992
Excess tax benefit from share based compensation	(357)	(65)
Impairment of software development costs	297	—
Loss on disposition of property and equipment	22	64
Change in operating assets and liabilities
Accounts receivable	(13,020)	(6,386)
Prepaid expenses and other current assets	(200)	(1,097)
Insurance subsidiary deposits and investments	(1,587)	(1,052)
Accounts payable	769	1,657
Accrued wages and related liabilities	(1,218)	(1,758)
Other accrued liabilities	(1,641)	597
Accrued self-insurance	3,389	2,788
Deferred rent liability	103	(167)

Net cash provided by operating activities	14,903	18,700

Cash flows from investing activities:
Purchase of property and equipment	(13,753)	(11,671)
Cash payment for business acquisitions	(18,809)	(22,133)
Escrow deposits used to fund business acquisitions	7,595	10,090
Cash proceeds from the sale of fixed assets	58	—
Restricted and other assets	(244)	(358)

Net cash used in investing activities	(25,153)	(24,072)

Cash flows from financing activities:
Payments on long term debt	(1,039)	(534)
Issuance of treasury stock upon exercise of options	159	40
Issuance of common stock upon exercise of options	348	104
Dividends paid	(2,069)	(1,852)
Principal payments on capital lease obligations	—	(13)
Excess tax benefit from share based compensation	357	65
Payments of deferred financing costs	(8)	(77)

Net cash used in financing activities	(2,252)	(2,267)

Net decrease in cash and cash equivalents	(12,502)	(7,639)
Cash and cash equivalents beginning of period	38,855	41,326

Cash and cash equivalents end of period	$26,353	33,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,526	2,557

Income taxes	$14,050	12,200

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 81 facilities and two home health and hospice operations as of June 30, 2010, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 9,300 operational skilled nursing, assisted living and independent living beds. As of June 30, 2010, the Company owned 51 of its 81 facilities and operated an additional 30 facilities through long-term lease arrangements, and had options to purchase 8 of those 30 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2009 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.
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
Skilled Nursing Revenue
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
Home Health Revenue Recognition
Medicare Revenue — Net service revenue is recorded under the Medicare payment program (PPS) based on a 60-day episode payment rate. The Company makes adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company records an estimate for the impact of such payment adjustments based on its historical experience. In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. The Company estimates this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed.

Non-Medicare Revenue — Episodic Based Revenue. The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

Non-Medicare Revenue — Non-episodic Based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable. Contractual adjustments are recorded for the difference between the Company’s standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and are also recorded as a reduction to our outstanding patient accounts receivable. In addition, the Company receives a minimal amount of its net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue Recognition

Hospice Medicare Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the levels of care we deliver. The Company makes adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company estimates the impact of these adjustments based on its historical experience, which primarily includes historical collection rates on Medicare claims, and records it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases other accrued liabilities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hospice Non-Medicare Revenue — The Company records gross revenue on an accrual basis based upon the date of service at amounts equal to its established rates or estimated per visit rates, as applicable. Contractual adjustments are recorded for the difference between the Company’s established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue and patient accounts receivable.

Revenue from the Medicare and Medicaid programs accounted for approximately 76% of the Company’s revenue for both periods during the three and six months ended June 30, 2010 and 75% for both periods during the three and six months ended June 30, 2009. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased (decreased) revenue by $(561) and $(241) for the three and six months ended June 30, 2010, respectively, and $57 and $465 for the three and six months ended June 30, 2009, respectively. The decrease in revenue from retroactive revenue adjustments in 2010 is attributable to the item disclosed in FN 14.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the six months ended June 30, 2010 or 2009.
Intangible Assets and Goodwill — Intangible assets consist primarily of favorable lease, lease acquisition costs, patient base, trade names and other indefinite-lived intangibles. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at facilities are amortized over 30 years.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the six months ended June 30, 2010 or the year ended December 31, 2009.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2010, the combined self-insured retention was $500 per claim with an aggregate $1,736 deductible limit. As of April 1, 2009, for all facilities except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 77 facilities.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Interim Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $24,556 and $22,279 as of June 30, 2010 and December 31, 2009, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $8,575 and $7,624 as of June 30, 2010 and December 31, 2009, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person and an aggregate individual stop loss deductible of $75, which resets every plan year or a lifetime maximum of $5,000 per each covered person’s lifetime on the PPO and EPO plans. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,428 and $2,267 at June 30, 2010 and December 31, 2009, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock-Based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued on and subsequent to January 1, 2006, the amount of which is contingent upon the number of future grants and other variables.
Adoption of New Accounting Pronouncements — In February 2010, the FASB issued amendments to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendment requires (1) SEC filers and (2) conduit debt obligors for conduit debt securities that are traded in a public market to “evaluate subsequent events through the date the financial statements are issued.” All other entities are required to “evaluate subsequent events through the date the financial statements are available to be issued.” It further exempts SEC filers from disclosing the date through which subsequent events have been evaluated. For all entities (except conduit debt obligors), these requirements are effective immediately for financial statements that are (1) issued or available to be issued or (2) revised. For conduit debt obligors, the requirements are effective for interim and annual periods ending after June 15, 2010. The adoption of these requirements during the quarter ended June 30, 2010, did not have an impact on the Company’s Interim Financial Statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$9,619	$8,184	$18,967	$16,107

Denominator:
Weighted average shares outstanding for basic net income per share	20,741	20,586	20,713	20,579

Basic net income per common share	$0.46	$0.40	$0.92	$0.78

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$9,619	$8,184	$18,967	$16,107

Denominator:
Weighted average common shares outstanding	20,741	20,586	20,713	20,579
Plus: incremental shares from assumed conversion (1)	385	288	390	304

Adjusted weighted average common shares outstanding	21,126	20,874	21,103	20,883

Diluted net income per common share	$0.46	$0.39	$0.90	$0.77

(1)	In addition, as of June 30, 2010 and 2009, the Company had 785 and 627, respectively, options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.
4. INSURANCE SUBSIDIARY DEPOSITS AND INVESTMENTS
On February 10, 2009, the Company purchased three separate AAA rated debt security investments for an aggregate purchase price of $12,183 with insurance subsidiary deposits and cash from the Captive. The debt securities mature in December 2010, July 2011 and December 2011 and are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The Company has the intent and the ability to hold these debt securities to maturity.
At June 30, 2010, the Company had approximately $12,050 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three and six months ended June 30, 2010 and 2009 is summarized in the following tables:

	Three Months Ended June 30,
	2010		2009
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$64,002	40.5%	$53,603	40.6%
Medicare	50,589	32.1	43,156	32.7
Medicaid — skilled	4,624	2.9	2,705	2.0

Total Medicaid and Medicare	119,215	75.5	99,464	75.3
Managed care	20,222	12.8	17,182	13.0
Private and other payors	18,511	11.7	15,532	11.7

Revenue	$157,948	100.0%	$132,178	100.0%

	Six Months Ended June 30,
	2010		2009
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$125,656	40.3%	$105,839	40.3%
Medicare	101,711	32.6	86,362	32.9
Medicaid — skilled	9,041	2.9	4,988	1.9

Total Medicaid and Medicare	236,408	75.8	197,189	75.1
Managed care	40,791	13.0	34,679	13.2
Private and other payors	34,923	11.2	30,595	11.7

Revenue	$312,122	100.0%	$262,463	100.0%

Accounts receivable as of June 30, 2010 and December 31, 2009 is summarized in the following table:

	June 30,	December 31,
	2010	2009
Medicaid	$29,413	$23,902
Managed care	20,661	17,919
Medicare	19,237	17,481
Private and other payors	11,462	10,879

	80,773	70,181
Less allowance for doubtful accounts	(8,095)	(7,575)

Accounts receivable	$72,678	$62,606

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. ACQUISITIONS
The Company’s acquisition policy is generally to purchase or lease facilities to complement the Company’s existing portfolio of long-term care facilities. The results of all the Company’s operations are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.
During the six months ended June 30, 2010, the Company acquired four skilled nursing facilities and one home health and hospice operation. The aggregate purchase price of the five acquisitions was approximately $18,809, which was paid in cash. The facilities acquired during the six months ended June 30, 2010 are as follows:
•	On January 1, 2010, the Company purchased two skilled nursing facilities in Idaho for $7,617, which was paid in cash. These acquisitions added 158 operational skilled nursing beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior owner as a part of this transaction.
•	On May 1, 2010, the Company purchased two skilled nursing facilities in Texas for approximately $8,491, which was paid in cash. This acquisition added approximately 277 operational skilled nursing beds to the Company’s operations. The Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1,542 was recognized in goodwill as a part of this transaction.
•	On May 1, 2010, the Company purchased a home health and hospice operation in Idaho for approximately $2,701, which was paid in cash. The acquisition did not have an impact on the Company’s operational bed count. The Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1,550 and $672 was recognized as goodwill and other indefinite lived intangibles, respectively, as a part of this transaction.
The Company expensed $93 in acquisition related costs during the six months ended June 30, 2010.
The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the six months ended June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009
Land	$2,709	$3,485
Building and improvements	11,029	13,101
Equipment, furniture, and fixtures	1,003	675
Goodwill	3,092	2,887
Other indefinite-lived intangible assets	672	—
Other intangible assets	304	1,985

	$18,809	$22,133

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful and may be misleading as the information is not representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The five businesses acquired during the six months ended June 30, 2010 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the June 30, 2010 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,	December 31,
	2010	2009
Land	$46,330	$43,621
Buildings and improvements	173,068	158,803
Equipment	41,991	35,136
Furniture and fixtures	8,426	8,301
Leasehold improvements	20,774	17,978
Construction in progress	4,282	3,036

	294,871	266,875
Less accumulated depreciation	(43,551)	(36,101)

Property and equipment, net	$251,320	$230,774

8. INTANGIBLE ASSETS — Net

	Weighted	June 30, 2010			December 31, 2009
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$910	$(562)	$348	$1,071	$(694)	$377
Favorable lease	20.0	3,573	(378)	3,195	3,573	(274)	3,299
Patient base	0.6	738	(616)	122	1,202	(1,015)	187
Trade name	30.0	733	(110)	623	733	(98)	635

Total		$5,954	$(1,666)	$4,288	$6,579	$(2,081)	$4,498

Amortization expense was $186 and $514 for the three and six months ended June 30, 2010 and $227 and $524 for the three and six months ended June 30, 2009, respectively. Of the $514 in amortization expense incurred during the six months ended June 30, 2010, approximately $369 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2010 (remainder)	$252
2011	308
2012	291
2013	291
2014	291
2015	268
Thereafter	2,587

$4,288

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	June 30,	December 31,
	2010	2009
Deposits with landlords	$732	$725
Capital improvement reserves with landlords and lenders	3,078	2,840
Debt issuance costs, net	2,226	2,085

Restricted and other assets	$6,036	$5,650

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Quality assurance fee	$1,180	$5,071
Resident refunds payable	2,705	2,347
Deferred resident revenue	1,161	1,073
Cash held in trust for residents	1,492	1,748
Dividends payable	1,040	1,032
Property taxes	1,140	1,194
Income taxes payable	1,203	—
Other	3,521	2,910

Other accrued liabilities	$13,442	$15,375

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. INCOME TAXES
The provision for income taxes for the six months ended June 30, 2010 and 2009 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current:
Federal	$7,459	$6,267	$13,230	$9,702
State	1,196	1,161	2,266	2,030

	8,655	7,428	15,496	11,732

Deferred:
Federal	(2,238)	(1,786)	(2,805)	(795)
State	(187)	(430)	(335)	(447)

	(2,425)	(2,216)	(3,140)	(1,242)

Expense for uncertain tax positions	—	70	—	70

Total	$6,230	$5,282	$12,356	$10,560

The Company’s deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
	2010	2009
Deferred tax assets (liabilities):
Accrued expenses	$15,723	$12,498
Allowance for doubtful accounts	3,383	3,166
State taxes	—	324
Tax credits	1,161	1,180

Total deferred tax assets	20,267	17,168
State taxes	(276)	—
Depreciation and amortization	(2,938)	(3,293)
Prepaid expenses	(1,525)	(1,487)

Total deferred tax liabilities	(4,739)	(4,780)

Net deferred tax assets	$15,528	$12,388

The Company is not currently under examination by any major income tax jurisdiction; however, its Federal tax returns for years beginning with 2006 and many of its state tax returns for years beginning with 2005 remain subject to potential examination. The statutes of limitations will lapse on the Company’s 2005 and 2006 income tax years for state and Federal purposes in 2010, respectively. The Company does not believe these lapses will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2010 or 2009.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Debt
On November 6, 2009, the Company finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with General Electric Capital Corporation (the Lender) which increased the borrowing capacity of the Amended Term Loan by $40,000, further referred to as the Six Project Loan. The Six Project Loan (as described below) will mature on September 30, 2014 and is secured by, among other things, a perfected first priority mortgage/deed of trust on the fee simple interest in six of the Company’s skilled nursing facilities (the Property). The Amended Term Loan, which includes both the Ten Project Note (as described below) and the Six Project Loan, is cross collateralized and cross defaulted with the existing Second Amended and Restated Loan and Security Agreement (the Revolver). The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and therefore floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.
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
In addition, on October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on June 30, 2010.
The Company has the Revolver with the Lender under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. At June 30, 2010 and December 31, 2009, there were no outstanding borrowings under the Revolver. As of June 30, 2010, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2,133 and $6,000, respectively. In addition, in the event of the Company’s default under the Amended Term Loan, the Lender has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.
Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Ten Project Note with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at June 30, 2010 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$52,718	$53,200
Six Project Loan with the Lender, principal and interest payable monthly, interest defined above, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	39,733	39,970
Promissory notes, principal, and interest of $69 payable monthly and continuing through September 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,845	9,962
Bond, principal and interest of $20 payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement).	1,137	1,232
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	6,182	6,290

	109,615	110,654
Less current maturities	(2,125)	(2,065)
Less debt discount	(1,127)	(1,188)

	$106,363	$107,401

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company is subject to standard reporting requirements and other typical covenants for loans of these types. As of June 30, 2010, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
13. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the six months ended June 30, 2010 and 2009 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the six months ended June 30, 2010 and 2009 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,351 as of June 30, 2010.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 113 options during the six month period ended June 30, 2010. The Company used the following assumptions for stock options granted during the six months ended June 30, 2010 and 2009:

			Weighted			Weighted
			Average		Weighted	Average
		Options	Risk-Free	Expected	Average	Dividend
Grant Year	Plan	Granted	Rate	Life	Volatility	Yield
2010	2007	113	2.36 – 2.82%	6.5 years	55%	1.08%
2009	2007	306	2.17 – 2.39%	6.5 years	55%	1.08%
The Company used the following assumptions for stock options granted during the three months ended June 30, 2010 and 2009:

			Weighted			Weighted
			Average		Weighted	Average
		Options	Risk-Free	Expected	Average	Dividend
Grant Year	Plan	Granted	Rate	Life	Volatility	Yield
2010	2007	7	2.36%	6.5 years	55%	1.08%
2009	2007	137	2.36 – 2.39%	6.5 years	55%	1.08%
In addition to the above, on May 25, 2010, the Company granted 36 restricted stock awards at an exercise price of $0 which vest over five years. The fair value of restricted stock awards was $18.03 at the grant date. As of June 30, 2010, no restricted stock awards had vested or been forfeited. The Company had not previously granted restricted stock awards.
For the six months ended June 30, 2010 and 2009, the following represents the Company’s weighted average exercise price, grant date intrinsic value and fair value displayed at grant date:

		Weighted Average
		Exercise Price of	Weighted Average
Grant Year	Granted	Common Stock	Fair Value of Options
2010	113	$17.51	$8.87
2009	306	$16.14	$8.05

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2010 and 2009 and therefore, the intrinsic value was $0.
The following table represents the employee stock option activity during the six months ended June 30, 2010:

	Number of	Weighted		Weighted Average
	Options	Average	Number of	Exercise Price of
	Outstanding	Exercise Price	Options Vested	Options Vested
January 1, 2010	2,025	$10.68	709	$7.29
Granted	113	17.51
Forfeited	(72)	10.57
Exercised	(100)	5.07

June 30, 2010	1,966	$11.36	739	$8.68

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2010:

					Stock Options
	Stock Options Outstanding				Vested
				Remaining
	Exercise	Number	Black-Scholes Fair	Contractual Life	Number Vested
Year of Grant	Price	Outstanding	Value	(Years)	and Exercisable
2003	$0.67 – 0.81	9	$ *	3	9
2004	$1.96 – 2.46	38	*	4	38
2005	$4.99 – 5.75	199	*	5	155
2006	$7.05 – 7.50	444	4,256	6	254
2008	$9.38 – 14.87	685	3,682	8	228
2009	$14.92 – 16.70	478	3,779	9	55
2010	$17.47 – 18.03	113	1,004	10	—

Total		1,966	$12,721		739

*	The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
Total share-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Share-based compensation expense related to stock options	$607	$476	$1,256	$992
Share-based compensation expense related to restricted stock awards	10	—	10	—

Total	$617	$476	$1,266	$992

In future periods, the Company expects to recognize approximately $7,402 in stock-based compensation expense over the next 3.2 weighted average years for unvested options that were outstanding as of June 30, 2010. There were 1,227 unvested and outstanding options at June 30, 2010, of which 1,121 are expected to vest. The weighted average contractual life for options vested at June 30, 2010 was 7.4 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
Options	2010	2009
Outstanding	$10,273	$9,779
Vested	5,799	5,732
Expected to vest	3,968	3,806
Exercised	4,578	625

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
14. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,715 and $7,385 for the three and six months ended June 30, 2010, respectively, and $3,839 and $7,656 for the three and six months ended June 30, 2009, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of June 30, 2010.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had two operations subject to probe review during the six months ended June 30, 2010. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 81 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of its skilled nursing facilities.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
From time to time our systems and controls highlight potential compliance issues, which the Company investigates as they arise. As a result of the detection by management at one of the Company’s facilities, and its Service Center support personnel, of possible recordkeeping and related irregularities at that facility, the Company initiated an internal inquiry in the second quarter of 2010.
The Company concluded the investigatory phase of this inquiry in the third quarter of 2010, and commenced a billing review of potentially affected claims. The Company made observations at the facility regarding areas of potential improvement in some of its historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that the Company believes have strengthened, and can strengthen further, its recordkeeping and billing processes. The issues detected appear to be isolated to one facility and one department within that facility. The Company continues to evaluate the measures it has implemented for effectiveness, and are continuing to seek ways to improve these processes.
As a result of its billing reviews, the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, the Company followed such procedures and completed a billing review. Where such procedures and/or data were not available the Company developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. The Company has accrued a liability for estimated overpayments resulting from insufficient or missing documentation or other billing deficiencies. To the extent that sufficient documentation is subsequently located, the amount the Company ultimately reimbursed will be reduced.
Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the quarter ended June 30, 2010, the Company accrued for a revenue adjustment of approximately $553, plus interest, for the estimated overpayments described above, with a resulting impact to net income of approximately $251. At the conclusion of the Company’s review it intends to submit the potential overpayment for settlement with the Medicare Fiscal Intermediary.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 60% and 59% of its total accounts receivable as of June 30, 2010 and December 31, 2009, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 76% of the Company’s revenue for both periods during the three and six months ended June 30, 2010 and 75% for both periods during the three and six months ended June 30, 2009.
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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 81 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho and one home health and hospice operation located in Idaho as of June 30, 2010. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of June 30, 2010, we owned 51 of our 81 facilities and operated an additional 30 facilities under long-term lease arrangements, and had options to purchase 8 of those 30 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2010:

		Leased	Leased
		(with a	(without a
		Purchase	Purchase
	Owned	Option)	Option)	Total
Number of facilities	51	8	22	81
Percent of total	63.0%	9.9%	27.1%	100%
Operational skilled nursing, assisted living and independent living beds	5,686	1,042	2,616	9,344
Percent of total	60.9%	11.1%	28.0%	100%

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
On May 1, 2010, we purchased two skilled nursing facilities in Texas for approximately $8.5 million, which was paid in cash. This acquisition added approximately 277 operational beds to our operations. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
On May 1, 2010, we purchased a home health and hospice operation in Idaho for approximately $2.7 million, which was paid in cash. This acquisition did not impact our total operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
See further discussion of facility acquisitions in Note 6 in Notes to Condensed Consolidated Financial Statements.
Facility Acquisition History

	December 31,					June 30,
	2005	2006	2007	2008	2009	2010
Cumulative number of facilities	46	57	61	63	77	81
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,344
The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of June 30, 2010:

	CA	AZ	TX	UT	CO	WA	ID	Total
Number of facilities	33	12	17	9	4	3	3	81
Operational skilled nursing, assisted living and independent living beds	3,702	1,815	2,088	967	248	278	246	9,344
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
The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Skilled Mix:
Days	24.8%	24.3%	25.4%	24.8%
Revenue	48.2%	48.0%	49.0%	48.3%
Quality Mix:
Days	36.8%	36.8%	37.2%	37.4%
Revenue	57.3%	57.5%	57.8%	57.8%
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

The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Occupancy:
Operational beds at end of period	9,344	7,986	9,344	7,986
Available patient days	841,994	726,636	1,658,834	1,436,636
Actual patient days	667,858	576,738	1,316,942	1,143,357
Occupancy percentage (based on operational beds)	79.3%	79.4%	79.4%	79.6%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenue:
Medicaid	$64,002	40.5%	$53,603	40.6%	$125,656	40.3%	$105,839	40.3%
Medicare	50,589	32.1	43,156	32.7	101,711	32.6	86,362	32.9
Medicaid-skilled	4,624	2.9	2,705	2.0	9,041	2.9	4,988	1.9

Total	119,215	75.5	99,464	75.3	236,408	75.8	197,189	75.1
Managed Care	20,222	12.8	17,182	13.0	40,791	13.0	34,679	13.2
Private and Other(1)	18,511	11.7	15,532	11.7	34,923	11.2	30,595	11.7

Total revenue	$157,948	100.0%	$132,178	100.0%	$312,122	100.0%	$262,463	100.0%

(1)	Includes revenue from assisted living facilities and home health and hospice operations.
Critical Accounting Policies Update
There have been no significant changes during the three month period ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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
On July 16, 2010, Centers for Medicare and Medicaid Services (CMS) released its proposed rule on the fiscal year 2011 PPS reimbursement rates for skilled nursing facilities, which would result in a net increase in payments to skilled nursing facilities of 1.7%. This net increase includes a 2.3% market basket increase, partially offset by a correction of a FY 2010 forecast error which would result in a 0.6% rate reduction.
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

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	79.7	79.7	79.8	79.8
Facility rent—cost of services	2.3	2.8	2.3	2.8
General and administrative expense	4.0	4.1	3.9	4.0
Depreciation and amortization	2.5	2.4	2.5	2.4

Total expenses	88.5	89.0	88.5	89.0
Income from operations	11.5	11.0	11.5	11.0
Other income (expense):
Interest expense	(1.5)	(0.9)	(1.5)	(1.0)
Interest income	0.1	0.1	0.1	0.1

Other expense, net	(1.4)	(0.8)	(1.4)	(0.9)

Income before provision for income taxes	10.1	10.2	10.1	10.1
Provision for income taxes	4.0	4.0	4.0	4.0

Net income	6.1%	6.2%	6.1%	6.1%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated Statement of Income Data:
Net income	$9,619	$8,184	$18,967	$16,107
Interest expense, net	2,245	1,072	4,458	2,330
Provision for income taxes	6,230	5,282	12,356	10,560
Depreciation and amortization	4,023	3,209	7,978	6,174

EBITDA(1)	$22,117	$17,747	$43,759	$35,171

Facility rent—cost of services	3,616	3,724	7,191	7,425

EBITDAR(1)	$25,733	$21,471	$50,950	$42,596

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$157,948	$132,178	$25,770	19.5%
Number of facilities at period end	81	70	11	15.7%
Actual patient days	667,858	576,738	91,120	15.8%
Occupancy percentage — Operational beds	79.3%	79.4%		(0.1)%
Skilled mix by nursing days	24.8%	24.3%		0.5%
Skilled mix by nursing revenue	48.2%	48.0%		0.2%

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$120,899	$116,296	$4,603	4.0%
Number of facilities at period end	56	56	—	—%
Actual patient days	488,508	495,981	(7,473)	(1.5)%
Occupancy percentage — Operational beds	82.5%	81.6%		0.9%
Skilled mix by nursing days	28.6%	25.9%		2.7%
Skilled mix by nursing revenue	52.9%	50.1%		2.8%

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2):
Revenue	$8,753	$7,924	$829	10.5%
Number of facilities at period end	6	6	—	—%
Actual patient days	40,901	39,249	1,652	4.2%
Occupancy percentage — Operational beds	70.6%	67.7%		2.9%
Skilled mix by nursing days	18.5%	18.2%		0.3%
Skilled mix by nursing revenue	39.7%	41.7%		(2.0)%

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$28,296	$7,958	$20,338	NM	%
Number of facilities at period end	19	7	12	NM	%
Actual patient days	138,449	41,508	96,941	NM	%
Occupancy percentage — Operational beds	72.2%	68.1%		4.1%
Skilled mix by nursing days	13.5%	10.8%		2.7%
Skilled mix by nursing revenue	29.5%	23.3%		6.2%

(1)	Same Facility results represent all facilities purchased prior to January 1, 2007. Same Facility results for 2009 include the results of operations through June 30, 2009 of our assisted living facility in Arizona where we decided not to exercise our renewal option on the lease which expired on September 30, 2009. The reduction in the number of actual patient days primarily relates to the non-renewal of this lease.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2007 to December 31, 2008.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2009.

Revenue. Revenue increased $25.7 million, or 19.5%, to $157.9 million for the three months ended June 30, 2010 compared to $132.2 million for the three months ended June 30, 2009. Of the $25.7 million increase, Medicare and managed care revenue increased $10.4 million, or 17.4%, Medicaid revenue increased $10.4 million, or 19.4%, other skilled revenue increased $1.9 million, or 70.9%, and private and other revenue increased $3.0 million, or 19.2%. Approximately $20.3 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2009, the Company has acquired nineteen facilities and one home health and hospice operation in six states. Each group of facilities experienced an increase in operational occupancy. However, the overall occupancy was negatively weighted by the higher concentration of facilities in the Recently Acquired category, operating at generally lower occupancy percentages, causing consolidated occupancy to decrease slightly.
Revenue generated by Same Facilities increased $4.6 million, or 4.0%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to an increase in skilled mix of 2.8% to 52.9%, which was the result of higher acuity levels and skilled occupancy. Same Facility revenue in 2009 included approximately $0.5 million in revenue from our assisted living facility in Arizona where the lease expired on September 30, 2009 due to our decision not to exercise our renewal option on the lease. The reduction in the number of actual patient days primarily relates to the non-renewal of this lease.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2010	2009	2010	2009	2010	2009	2010	2009	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$551.53	$552.06	$473.28	$472.55	$429.87	$452.51	$527.95	$542.05	(2.6)%
Managed care	343.52	340.15	387.44	402.17	403.17	393.82	348.56	342.94	1.6%
Other skilled	543.60	620.88	—	—	622.49	—	546.03	620.88	(12.1)%
Total skilled revenue	469.43	470.83	443.46	457.40	428.44	440.92	463.57	469.18	(1.2)%
Medicaid	163.44	160.44	155.73	142.87	155.92	166.29	161.22	159.60	1.0%
Private and other payors	189.80	185.21	147.24	138.37	174.66	194.98	180.74	180.64	0.1%
Total skilled nursing revenue	$253.53	$243.42	$207.19	$199.02	$195.48	$203.31	$238.54	$237.40	0.5%
Transitional Facility Medicare daily rates increased by 0.2%, due to increased acuity levels. However, the overall average Medicare daily rate decreased by approximately 2.6% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of the impact of lower acuity levels at Recently Acquired Facilities. The average Medicaid rate increased 1.0% in the three months ended June 30, 2010 relative to the same period in the prior year, primarily due to increases in reimbursement rates in the state of Texas. In addition, we have experienced continued growth in our managed care rates. We have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Revenue:
Medicare	33.8%	33.3%	27.6%	33.8%	24.3%	19.2%	31.8%	32.5%
Managed care	15.2	14.3	12.1	7.9	4.6	4.1	13.2	13.3
Other skilled	3.9	2.5	—	—	0.6	—	3.2	2.2

Skilled mix	52.9	50.1	39.7	41.7	29.5	23.3	48.2	48.0
Private and other payors	7.6	8.1	15.5	15.0	13.7	25.0	9.1	9.5

Quality mix	60.5	58.2	55.2	56.7	43.2	48.3	57.3	57.5
Medicaid	39.5	41.8	44.8	43.3	56.8	51.7	42.7	42.5

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Days:
Medicare	15.5%	14.7%	12.1%	14.3%	11.1%	8.7%	14.4%	14.2%
Managed care	11.2	10.2	6.4	3.9	2.2	2.1	9.0	9.2
Other skilled	1.9	1.0	—	—	0.2	—	1.4	0.9

Skilled mix	28.6	25.9	18.5	18.2	13.5	10.8	24.8	24.3
Private and other payors	10.1	10.7	21.8	21.6	15.3	26.1	12.0	12.5

Quality mix	38.7	36.6	40.3	39.8	28.8	36.9	36.8	36.8
Medicaid	61.3	63.4	59.7	60.2	71.2	63.1	63.2	63.2

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $20.5 million, or 19.5%, to $125.8 million for the three months ended June 30, 2010 compared to $105.3 million for the three months ended June 30, 2009. Cost of services remained consistent as a percent of total revenue at 79.7% for the three months ended June 30, 2010 and 2009. Of the $20.5 million increase, Same Facilities increased $3.8 million, or 4.2% and Recently Acquired Facilities increased $16.4 million.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.1 million, or 2.9%, to $3.6 million for the three months ended June 30, 2010 compared to $3.7 million for the three months ended June 30, 2009. Facility rent-cost of services as a percent of total revenue was 2.3% for the three months ended June 30, 2010 as compared to 2.8% for the three months ended June 30, 2009. The decrease in total facility rent was primarily a result of the non-renewal of one leased assisted living facility in Arizona in the third quarter of 2009.
General and Administrative Expense. General and administrative expense increased $1.0 million, or 18.3%, to $6.4 million for the three months ended June 30, 2010 compared to $5.4 million for the three months ended June 30, 2009. General and administrative expense decreased as a percent of total revenue to 4.0% for the three months ended June 30, 2010 as compared to 4.1% for the three months ended June 30, 2009. The $1.0 million increase was primarily due to increases in wages, benefits and professional fees.

We have, and expect to continue to experience, higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go-forward basis, until 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 25.4%, to $4.0 million for the three months ended June 30, 2010 compared to $3.2 million for the three months ended June 30, 2009. Depreciation and amortization expense increased as a percent of total revenue to 2.5% for the three months ended June 30, 2010 as compared to 2.4% for the three months ended June 30, 2009. This increase was primarily related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to recent renovations.
Other Income (Expense). Other expense, net increased $1.1 million, or 109.4%, to $2.2 million for the three months ended June 30, 2010 compared to $1.1 million for the three months ended June 30, 2009. Other expense, net increased as a percent of total revenue to 1.4% for the three months ended June 30, 2010 as compared to 0.8% for the three months ended June 30, 2009. This increase was primarily the result of interest expense on an additional $40.0 million added to the Term Loan in November 2009.
Provision for Income Taxes. Provision for income taxes increased $0.9 million, or 17.9%, to $6.2 million for the three months ended June 30, 2010 compared to $5.3 million for the three months ended June 30, 2009. This increase resulted from the increase in income before income taxes of $2.4 million, or 17.7%. Our effective tax rate was 39.3% for the three months ended June 30, 2010 as compared to 39.2% for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$312,122	$262,463	$49,659	18.9%
Number of facilities at period end	81	70	11	15.7%
Actual patient days	1,316,942	1,143,357	173,585	15.2%
Occupancy percentage — Operational beds	79.4%	79.6%		(0.2)%
Skilled mix by nursing days	25.4%	24.8%		0.6%
Skilled mix by nursing revenue	49.0%	48.3%		0.7%

	Six Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$242,049	$232,600	$9,449	4.1%
Number of facilities at period end	56	56	—	—%
Actual patient days	974,009	992,838	(18,829)	(1.9)%
Occupancy percentage — Operational beds	82.6%	82.0%		0.6%
Skilled mix by nursing days	29.0%	26.3%		2.7%
Skilled mix by nursing revenue	53.5%	50.2%		3.3%

	Six Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2):
Revenue	$16,917	$16,164	$753	4.7%
Number of facilities at period end	6	6	—	—%
Actual patient days	80,878	78,041	2,837	3.6%
Occupancy percentage — Operational beds	70.2%	67.7%		2.5%
Skilled mix by nursing days	18.7%	18.7%		—%
Skilled mix by nursing revenue	40.0%	43.2%		(3.2)%

	Six Months Ended
	June 30,
	2010	2009	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$53,156	$13,699	$39,457	NM	%
Number of facilities at period end	19	7	12	NM	%
Actual patient days	262,055	72,478	189,577	NM	%
Occupancy percentage — Operational beds	71.8%	65.9%		5.9%
Skilled mix by nursing days	14.2%	9.6%		4.6%
Skilled mix by nursing revenue	30.6%	20.8%		9.8%

(1)	Same Facility results represent all facilities purchased prior to January 1, 2007. Same Facility results for 2009 include the results of operations through June 30, 2009 of our assisted living facility in Arizona where we decided not to exercise our renewal option on the lease which expired on September 30, 2009. The reduction in the number of actual patient days primarily relates to the non-renewal of this lease.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2007 to December 31, 2008.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2009.

Revenue. Revenue increased $49.6 million, or 18.9%, to $312.1 million for the six months ended June 30, 2010 compared to $262.5 million for the six months ended June 30, 2009. Of the $49.6 million increase, Medicare and managed care revenue increased $21.4 million, or 17.7%, Medicaid revenue increased $19.8 million, or 18.7%, other skilled revenue increased $4.0 million, or 81.3%, and private and other revenue increased $4.3 million, or 14.1%. Approximately $39.5 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2009, the Company has acquired nineteen facilities and one home health and hospice operation in six states. Each group of facilities experienced an increase in operational occupancy. However, the overall occupancy was negatively weighted by the higher concentration of facilities in the Recently Acquired category, operating at generally lower occupancy percentages, causing consolidated occupancy to decrease slightly.
Revenue generated by Same Facilities increased $9.4 million, or 4.1%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily due to increase in skilled mix of 3.3% to 53.5%, which was the result of higher acuity levels. Same Facility revenue in 2009 included approximately $0.9 million in revenue from our assisted living facility in Arizona where the lease expired on September 30, 2009, due to our decision not to exercise our renewal option on the lease. The reduction in the number of actual patient days primarily relates to the non-renewal of this lease.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2010	2009	2010	2009	2010	2009	2010	2009	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$553.30	$543.66	$469.03	$475.85	$431.42	$438.09	$529.91	$535.15	(1.0)%
Managed care	341.68	334.46	380.60	448.10	403.16	387.98	346.62	338.73	2.3%
Other skilled	547.19	632.38	—	—	623.46	—	549.62	632.38	(13.1)%
Total skilled revenue	469.74	463.42	435.11	469.71	429.84	428.99	463.68	462.96	0.2%
Medicaid	163.86	160.95	149.65	142.82	158.35	165.56	161.75	159.95	1.1%
Private and other payors	187.63	183.81	152.83	140.27	173.81	191.78	179.91	179.43	0.3%
Total skilled nursing revenue	$254.99	$243.14	$203.76	$203.40	$199.17	$197.68	$240.63	$237.43	1.3%
Same Facility Medicare daily rates increased by 1.8% due to higher acuity levels. However, the overall average Medicare daily rate decreased by approximately 1.0% in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, as a result of the impact of lower acuity levels at Transitioning and Recently Acquired Facilities. The average Medicaid rate increase of 1.1% in the six months ended June 30, 2010 relative to the same period in the prior year was primarily due to increases in reimbursement rates in the state of Texas and retroactive revenue adjustments in the state of Washington in the first quarter of 2010. In addition, we have experienced continued growth in our managed care rates. We have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Revenue:
Medicare	34.3%	33.5%	26.6%	34.1%	25.3%	17.4%	32.5%	32.8%
Managed care	15.3	14.4	13.4	9.1	4.6	3.4	13.4	13.5
Other skilled	3.9	2.3	—	—	0.7	—	3.1	2.0

Skilled mix	53.5	50.2	40.0	43.2	30.6	20.8	49.0	48.3
Private and other payors	7.4	8.3	16.5	14.6	13.1	25.4	8.8	9.5

Quality mix	60.9	58.5	56.5	57.8	43.7	46.2	57.8	57.8
Medicaid	39.1	41.5	43.5	42.2	56.3	53.8	42.2	42.2

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Days:
Medicare	15.8%	15.0%	11.5%	14.6%	11.7%	7.9%	14.7%	14.5%
Managed care	11.4	10.5	7.2	4.1	2.3	1.7	9.3	9.5
Other skilled	1.8	0.8	—	—	0.2	—	1.4	0.8

Skilled mix	29.0	26.3	18.7	18.7	14.2	9.6	25.4	24.8
Private and other payors	10.1	11.0	22.0	21.2	15.0	26.1	11.8	12.6

Quality mix	39.1	37.3	40.7	39.9	29.2	35.7	37.2	37.4
Medicaid	60.9	62.7	59.3	60.1	70.8	64.3	62.8	62.6

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $39.5 million, or 18.9%, to $249.0 million for the six months ended June 30, 2010 compared to $209.5 million for the six months ended June 30, 2009. Cost of services remained consistent as a percent of total revenue at 79.8% for the six months ended June 30, 2010 and 2009. Of the $39.5 million increase, Same Facilities increased $7.7 million, or 4.2% and Recently Acquired Facilities increased $31.7 million.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.2 million, or 3.2%, to $7.2 million for the six months ended June 30, 2010 compared to $7.4 million for the six months ended June 30, 2009. Facility rent-cost of services as a percent of total revenue was 2.3% for the six months ended June 30, 2010 as compared to 2.8% for the six months ended June 30, 2009. The decrease in total facility rent was primarily a result of the non-renewal of one leased assisted living facility in Arizona in the third quarter of 2009.
General and Administrative Expense. General and administrative expense increased $1.8 million, or 17.4%, to $12.2 million for the six months ended June 30, 2010 compared to $10.4 million for the six months ended June 30, 2009. General and administrative expense decreased as a percent of total revenue to 3.9% for the six months ended June 30, 2010 as compared to 4.0% for the six months ended June 30, 2009. The $1.8 million increase was primarily due to an increase in wages, benefits and professional fees.
We have, and expect to continue to experience, higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go-forward basis, until 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 29.2%, to $8.0 million for the six months ended June 30, 2010 compared to $6.2 million for the six months ended June 30, 2009. Depreciation and amortization expense increased as a percent of total revenue to 2.5% for the six months ended June 30, 2010 as compared to 2.4% for the six months ended June 30, 2009. This increase was primarily related to the additional depreciation of Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to recent renovations.

Other Income (Expense). Other expense, net increased $2.1 million, or 91.4%, to $4.4 million for the six months ended June 30, 2010 compared to $2.3 million for the six months ended June 30, 2009. Other expense, net increased as a percent of total revenue to 1.4% for the six months ended June 30, 2010 as compared to 0.9% for the six months ended June 30, 2009. This increase was primarily the result of interest expense on an additional $40.0 million added to the Term Loan in November 2009.
Provision for Income Taxes. Provision for income taxes increased $1.8 million, or 17.0%, to $12.4 million for the six months ended June 30, 2010 compared to $10.6 million for the six months ended June 30, 2009. This increase resulted from the increase in income before income taxes of $4.7 million, or 17.5%. Our effective tax rate was 39.4% for the six months ended June 30, 2010 as compared to 39.6% for the six months ended June 30, 2009.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender). As of June 30, 2010, the maximum available for borrowing under the Revolver was approximately $50.0 million, subject to available collateral limits. As of June 30, 2010, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2.1 million and $6.0 million, respectively.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $18.8 million and $22.1 million for the six months ended June 30, 2010 and 2009, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $13.8 million and $11.7 million for the six months ended June 30, 2010 and 2009, respectively. We currently have a combined $16.8 million budgeted for capital expenditure projects for 2010.
We believe our current cash balances, our cash flow from operations and the Revolver will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of June 30, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of June 30, 2010, we held debt security investments of approximately $12.1 million, which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six months ended
	June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$14,903	$18,700
Net cash used in investing activities	(25,153)	(24,072)
Net cash used in financing activities	(2,252)	(2,267)

Net decrease in cash and cash equivalents	(12,502)	(7,639)
Cash and cash equivalents at beginning of period	38,855	41,326

Cash and cash equivalents at end of period	$26,353	$33,687

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009
Net cash provided by operations for the six months ended June 30, 2010 was $14.9 million compared to $18.7 million for the six months ended June 30, 2009, a decrease of $3.8 million. This decrease was primarily due to increases in outstanding accounts receivable balances of $13.0 million as compared to $6.4 million for the six month period ended June 30, 2009, an increase of $6.6 million. This increase was partially offset by our improved operating results, which contributed $28.3 million in 2010 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $24.1 million for 2009, an increase of $4.2 million.
Net cash used in investing activities for the six months ended June 30, 2010 was $25.2 million compared to $24.1 million for the six months ended June 30, 2009, an increase of $1.1 million. The increase was primarily the result of $25.0 million in cash paid for business acquisitions and purchased property and equipment in the six months ended June 30, 2010 compared to $23.7 million in the six months ended June 30, 2009.
Net cash used in financing activities for the six months ended June 30, 2010 remained consistent at $2.3 million.
Principal Debt Obligations and Capital Expenditures
Total long-term debt obligations outstanding as of June 30, 2010 and the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31,			June 30,
	2007	2008	2009	2010
	(in thousands)
Amended Term Loan with GE Capital	$54,929	$54,102	$93,170	$92,451
Mortgage Loan and Promissory Notes	8,641	6,449	15,064	14,900
Bond payable	—	—	1,232	1,137

Total	$63,570	$60,551	$109,466	$108,488

The following table represents the Company’s cumulative facility growth from 2004 to the present:

	December 31,				June 30,
	2006	2007	2008	2009	2010
Cumulative number of facilities	57	61	63	77	81
Term Loan with General Electric Capital Corporation
On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement, with General Electric Capital Corporation (the Lender), which consists of an approximately $55.7 million multiple-advance term loan, further referred to as the Ten Project Note. The Ten Project Note matures in June 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.
The Ten Project Note was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The proceeds of the advances made under the Ten Project Note have been used to refinance an existing loan from the Lender secured by certain of the properties, and to purchase other additional properties that we were previously leasing.
On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with the Lender which increased the borrowing capacity of the loan by $40.0 million, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by, among other things (a) a perfected first priority mortgage/deed of trust on the fee simple interest in six of our skilled nursing facilities (the Property), (b) an assignment of all related leases, rents, deposits, letters of credit, income and profits, (c) an assignment and/or a perfected security interest in all assignable licenses, permits, general intangibles, contracts, agreements and personal property relating to the Property and (d) a perfected first priority security interest in all reserve accounts. The Amended Term Loan, which includes both the Ten Project Note and Six Project Loan, is cross collateralized and cross defaulted with the existing Revolver. We paid approximately $0.8 million upon closing of the Amended Term Loan. The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and thereafter floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.

In connection with the Amended Term Loan, we have guaranteed the payment and performance of all the obligations of our real estate holding subsidiaries under the loan documents. In the event of our default under the Amended Term Loan, all amounts owed by our subsidiaries and guaranteed by us under the Amended Term Loan and any other loan with the Lender, including the Revolver discussed above, would become immediately due and payable. In addition, in the event of our default under the Amended Term Loan, the Lender has the right to take control of our facilities encumbered by the loan to the extent necessary to make such payments and perform such acts required under the loan.
Under the Amended Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of June 30, 2010, we were in compliance with all loan covenants. As of June 30, 2010, our borrowing subsidiaries had $92.5 million outstanding on the Amended Term Loan.
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
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of $10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of June 30, 2010, our subsidiaries had $9.8 million outstanding on the Promissory Notes.
Bonds Payable to Lynn Family Partnership
On October 1, 2009, a subsidiary of The Ensign Group, Inc. located in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on June 30, 2010. As of June 30, 2010, the balance outstanding on these bonds was $1.1 million.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of June 30, 2010, the balance outstanding on this mortgage loan was approximately $6.2 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.7 million and $7.4 million for the three and six months ended June 30, 2010, respectively and $3.8 million and $7.7 million for the three and six months ended June 30, 2009, respectively.
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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 81 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.
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
We are cooperating with the U.S. Attorney’s office, and intend to continue working with them to the extent they will allow us to help move their inquiry forward. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition, results of operations and cash flows could be materially and adversely affected and our stock price could decline.
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
From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. As a result of the detection by management at one of our facilities, and their Service Center support personnel, of possible recordkeeping and related irregularities at that facility, we initiated an internal inquiry in the second quarter of 2010.
We concluded the investigatory phase of this inquiry in the third quarter of 2010, and commenced a billing review of potentially affected claims. We made observations at the facility regarding areas of potential improvement in some of our historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that we believe have strengthened, and can strengthen further, our recordkeeping and billing processes. The issues detected appear to be isolated to one facility and one department within that facility. We continue to evaluate the measures we have implemented for effectiveness, and we are continuing to seek ways to improve these processes.
As a result of our billing reviews, we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, we followed such procedures and completed a billing review. Where such procedures and/or data were not available we developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. We have accrued a liability for estimated overpayments resulting from insufficient or missing documentation or other billing deficiencies. To the extent that sufficient documentation is subsequently located, the amount we ultimately reimburse will be reduced.

Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the quarter ended June 30, 2010, we accrued for a revenue adjustment of approximately $0.5 million, plus interest, for the estimated overpayments described above, with a resulting impact to net income of approximately $0.3 million. At the conclusion of our review we intend to submit the potential overpayment for settlement with the Medicare Fiscal Intermediary.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At June 30, 2010, we had no outstanding floating rate debt.
Our cash and cash equivalents as of June 30, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of June 30, 2010, we held debt security investments of approximately $12.1 million which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that existed as of June 30, 2010, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We derived approximately 44% and 43% of our revenue from the Medicaid program during the three and six months ended June 30, 2010, respectively, and approximately 42% of our revenue for both periods during the three and six months ended June 30, 2009, respectively. We derived approximately 32% and 33% of our revenue from the Medicare program during the three and six months ended June 30, 2010, respectively, and approximately 33% for both periods during the three and six months ended June 30, 2009, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

We operate one or more skilled nursing facilities in the states of California, Arizona, Texas, Washington, Utah, Colorado and Idaho. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. For example, we are aware of one company in our industry that is subject to a substantial judgment as a result of not complying with minimum staffing laws. Deficiencies may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility’s license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.
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
In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments during the six months ended June 30, 2010 and year ended December 31, 2009, respectively.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the six months ended June 30, 2010, approximately 76% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 81 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.
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
From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. As a result of the detection by management at one of our facilities, and their Service Center support personnel, of possible recordkeeping and related irregularities at that facility, we initiated an internal inquiry in the second quarter of 2010.
We concluded the investigatory phase of this inquiry in the third quarter of 2010, and commenced a billing review of potentially affected claims. We made observations at the facility regarding areas of potential improvement in some of our historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that we believe have strengthened, and can strengthen further, our recordkeeping and billing processes. The issues detected appear to be isolated to one facility and one department within that facility. We continue to evaluate the measures we have implemented for effectiveness, and we are continuing to seek ways to improve these processes.
As a result of our billing reviews, we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, we followed such procedures and completed a billing review. Where such procedures and/or data were not available we developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. We have accrued a liability for estimated overpayments resulting from insufficient or missing documentation or other billing deficiencies. To the extent that sufficient documentation is subsequently located, the amount we ultimately reimburse will be reduced.
Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the quarter ended June 30, 2010, we accrued for a revenue adjustment of approximately $0.5 million, plus interest, for the estimated overpayments described above, with a resulting impact to net income of approximately $0.3 million. At the conclusion of our review we intend to submit the potential overpayment for settlement with the Medicare Fiscal Intermediary.
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

In the six months ended June 30, 2010, we acquired four skilled nursing facilities and one home health and hospice operation with a total of 435 operational beds. In 2009 we acquired twelve skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility with a total of 1,777 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
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
We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. CMS has included two of our facilities on its recently released list of special focus facilities, which are described above, and other facilities may be identified for such status in the future, the sanctions for which involve increased scrutiny in the form of more frequent inspection visits from state regulators. One of the facilities included on the special focus facility list was acquired by us on October 1, 2009. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.
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
Overall operational occupancy across all of our facilities was 79.4% and 79.6% for the six months ended June 30, 2010 and 2009, respectively, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
Since 2002, we have maintained general and professional liability insurance and worker’s compensation insurance since 2005 through a wholly-owned subsidiary insurance company, Standardbearer Insurance Company, Ltd. (Standardbearer), to insure our SIR and deductibles as part of a continually evolving overall risk management strategy. We establish the premiums to be paid to Standardbearer, and the loss reserves set by that subsidiary, based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted. Further, because our SIR under our general and professional liability and workers compensation programs applies on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could incur liability in any policy period.
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
Our facilities located in California and Arizona account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 40% of our facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides. In addition, to the extent we acquire additional facilities in Texas, we become more susceptible to revenue loss, cost increase or damage caused by hurricanes or flooding. Any significant loss due to a natural disaster may not be covered by insurance or may exceed our insurance limits and may also lead to an increase in the cost of insurance.
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
We currently occupy approximately 7% of our facilities under agreements that are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases, which would have a negative impact on our capital structure and our ability to generate future revenue, and could interfere with our ability to pursue our growth strategy.
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
At June 30, 2010, we had $109.6 million of outstanding indebtedness under our Fourth Amended and Restated Loan Agreement (the Amended Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $138.6 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
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
Financial markets experienced significant disruptions in 2008, which continued in 2009 and 2010. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Though we anticipate that the cash amounts generated internally, together with amounts available under the Revolver, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.
Delays in reimbursement may cause liquidity problems.
If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in 2008, California delayed any reimbursement subsequent to the end of July until such time as the budget was enacted. Further, and independent to the budget impasse, the State of California delayed all August 2008 payments until September. We cannot predict whether similar reimbursement delays will continue in future fiscal years. Medi-Cal had also delayed the release of the reimbursement rates which were announced in January 2010. These rate increases were put in place on a retrospective basis, effective August 1, 2009. In January 2009, the State of California announced expected cash shortages in February which impacted payments to Medi-Cal providers from late March through April. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. Our working capital management procedures may not successfully ameliorate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
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

THE ENSIGN GROUP, INC.
August 6, 2010	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002