Form 10-Q
period 2010-09-30
ENSIGN GROUP, INC
filed 2010-10-28
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 25, 2010, 20,780,001 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Part I. Financial Information

Item 1.	Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$36,926	$38,855
Accounts receivable—less allowance for doubtful accounts of $9,254 and $7,575 at September 30, 2010 and December 31, 2009, respectively	72,083	62,606
Prepaid income taxes	397	1,242
Prepaid expenses and other current assets	6,953	6,498
Deferred tax asset—current	10,707	8,126

Total current assets	127,066	117,327
Property and equipment, net	254,192	230,774
Insurance subsidiary deposits and investments	15,845	13,810
Escrow deposits	250	7,595
Deferred tax asset	6,392	4,262
Restricted and other assets	6,067	5,650
Intangible assets, net	4,131	4,498
Goodwill	10,524	7,432
Other indefinite-lived intangibles	672	—

Total assets	$425,139	$391,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,616	$15,498
Accrued wages and related liabilities	30,835	28,756
Accrued self-insurance liabilities—current	10,672	10,074
Other accrued liabilities	13,247	15,375
Current maturities of long-term debt	2,165	2,065

Total current liabilities	74,535	71,768
Long-term debt—less current maturities	105,847	107,401
Accrued self-insurance liabilities—less current portion	25,393	22,096
Deferred rent and other long-term liabilities	2,951	2,524
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,377 and 20,768 shares issued and outstanding at September 30, 2010, respectively, and 21,280 and 20,642 shares issued and outstanding at December 31, 2009, respectively	21	21
Additional paid-in capital	69,709	66,765
Retained earnings	150,647	124,910
Common stock in treasury, at cost, 609 and 638 shares at September 30, 2010 and December 31, 2009, respectively	(3,964)	(4,137)

Total stockholders’ equity	216,413	187,559

Total liabilities and stockholders’ equity	$425,139	$391,348

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$164,653	$132,924	$476,775	$395,387
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	131,460	107,264	380,451	316,753
Facility rent—cost of services	3,631	3,707	10,822	11,132
General and administrative expense	6,713	4,883	18,894	15,261
Depreciation and amortization	4,260	3,239	12,238	9,413

Total expenses	146,064	119,093	422,405	352,559
Income from operations	18,589	13,831	54,370	42,828
Other income (expense):
Interest expense	(2,283)	(1,249)	(6,871)	(3,718)
Interest income	58	81	188	220

Other expense, net	(2,225)	(1,168)	(6,683)	(3,498)

Income before provision for income taxes	16,364	12,663	47,687	39,330
Provision for income taxes	6,477	4,977	18,833	15,537

Net income	$9,887	$7,686	$28,854	$23,793

Net income per share:
Basic	$0.48	$0.37	$1.39	$1.16

Diluted	$0.47	$0.37	$1.37	$1.14

Weighted average common shares outstanding:
Basic	20,756	20,616	20,728	20,591

Diluted	21,147	20,928	21,123	20,910

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$28,854	$23,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,238	9,413
Amortization of deferred financing fees and debt discount	486	166
Deferred income taxes	(4,711)	(1,271)
Provision for doubtful accounts	4,433	2,950
Stock-based compensation	2,141	1,775
Excess tax benefit from share based compensation	(400)	(109)
Impairment of software development costs	188	—
Loss on disposition of property and equipment	243	71
Change in operating assets and liabilities
Accounts receivable	(13,910)	(5,682)
Prepaid income taxes	845	—
Prepaid expenses and other current assets	(454)	(3,384)
Insurance subsidiary deposits and investments	(2,035)	(1,835)
Accounts payable	2,226	192
Accrued wages and related liabilities	2,079	(1,555)
Other accrued liabilities	(1,814)	(40)
Accrued self-insurance	3,895	3,987
Deferred rent liability	156	212

Net cash provided by operating activities	34,460	28,683

Cash flows from investing activities:
Purchase of property and equipment	(20,948)	(16,411)
Cash payment for business acquisitions	(18,809)	(22,133)
Escrow deposits	(250)	(17,014)
Escrow deposits used to fund business acquisitions	7,595	10,090
Cash proceeds from the sale of fixed assets	58	111
Restricted and other assets	(404)	(84)

Net cash used in investing activities	(32,758)	(45,441)

Cash flows from financing activities:
Payments on long term debt	(1,546)	(797)
Issuance of treasury stock upon exercise of options	173	145
Issuance of common stock upon exercise of options	458	241
Dividends paid	(3,108)	(2,778)
Principal payments on capital lease obligations	—	(21)
Excess tax benefit from share based compensation	400	109
Payments of deferred financing costs	(8)	(102)

Net cash used in financing activities	(3,631)	(3,203)

Net decrease in cash and cash equivalents	(1,929)	(19,961)
Cash and cash equivalents beginning of period	38,855	41,326

Cash and cash equivalents end of period	$36,926	21,365

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,877	$3,808

Income taxes	$22,355	$20,266

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 81 facilities and one home health and hospice operation as of September 30, 2010, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services located in California, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 9,300 operational skilled nursing, assisted living and independent living beds. As of September 30, 2010, the Company owned 51 of its 81 facilities and operated an additional 30 facilities through long-term lease arrangements, and had options to purchase 8 of those 30 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2009 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Revenue from the Medicare and Medicaid programs accounted for approximately 76% of the Company’s revenue for both periods during the three and nine months ended September 30, 2010, respectively, and 75% for both periods during the three and nine months ended September 30, 2009. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased (decreased) revenue by $89 and $17 for the three and nine months ended September 30, 2010, respectively, and $(42) and $423 for the three and nine months ended September 30, 2009, respectively. The decrease in revenue from retroactive revenue adjustments in 2010 is attributable to the item disclosed under “Other Matters” in Note 14. The Company’s service specific revenue recognition policies are as follows:
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
Home Health and Hospice Revenue Recognition
Episodic Based Revenue — Net service revenue is typically recorded on a 60-day episode payment rate. The Company makes adjustments to revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company records an estimate for the impact of such payment adjustments based on its historical experience. In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. The Company estimates this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on days completed of the episode of care.
Non-episodic Based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hospice Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. The Company makes adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company estimates the impact of these adjustments based on its historical experience, which primarily includes historical collection rates on Medicare claims, and records it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases other accrued liabilities.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the nine months ended September 30, 2010 or 2009.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the nine months ended September 30, 2010 or the year ended December 31, 2009.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Interim Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $24,827 and $22,279 as of September 30, 2010 and December 31, 2009, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $9,183 and $7,624 as of September 30, 2010 and December 31, 2009, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. These limits reset every plan year subject to a lifetime maximum of $5,000 per each covered person on the Preferred Provider Organization (PPO) and Exclusive Provider Organization (EPO) plans and an unlimited lifetime plan maximum on the Health Maintenance Organization (HMO) plan. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,055 and $2,267 at September 30, 2010 and December 31, 2009, respectively.
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
New Accounting Pronouncements — In August 2010, the Financial Accounting Standards Board clarified that health care entities should not net insurance recoveries against related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company does not believe the adoption of these amendments will have a material effect on the Company’s financial statements.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$9,887	$7,686	$28,854	$23,793

Denominator:
Weighted average shares outstanding for basic net income per share	20,756	20,616	20,728	20,591

Basic net income per common share	$0.48	$0.37	$1.39	$1.16

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$9,887	$7,686	$28,854	$23,793

Denominator:
Weighted average common shares outstanding	20,756	20,616	20,728	20,591
Plus: incremental shares from assumed conversion (1)	391	312	395	319

Adjusted weighted average common shares outstanding	21,147	20,928	21,123	20,910

Diluted net income per common share	$0.47	$0.37	$1.37	$1.14

(1)	For the three and nine months ended September 30, 2010, the Company had 770 and 802, respectively, options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above. For the three and nine months ended September 30, 2009, the Company had 667 and 704 anti-dilutive options outstanding.
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
At September 30, 2010, the Company had approximately $12,032 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value.
5. REVENUE AND ACCOUNTS RECEIVABLE
Revenue for the three and nine months ended September 30, 2010 and 2009 is summarized in the following tables:

	Three Months Ended September 30,
	2010		2009
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$66,993	40.7%	$53,589	40.3%
Medicare	52,905	32.1	42,027	31.6
Medicaid — skilled	4,420	2.7	3,640	2.7

Total Medicaid and Medicare	124,318	75.5	99,256	74.6
Managed care	20,373	12.4	17,996	13.6
Private and other payors	19,962	12.1	15,672	11.8

Revenue	$164,653	100.0%	$132,924	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2010		2009
		% of		% of
	Revenue	Revenue	Revenue	Revenue
Medicaid	$192,648	40.4%	$159,428	40.3%
Medicare	154,616	32.4	128,389	32.5
Medicaid — skilled	13,462	2.8	8,627	2.2

Total Medicaid and Medicare	360,726	75.6	296,444	75.0
Managed care	61,164	12.9	52,675	13.3
Private and other payors	54,885	11.5	46,268	11.7

Revenue	$476,775	100.0%	$395,387	100.0%

Accounts receivable as of September 30, 2010 and December 31, 2009 is summarized in the following table:

	September 30,	December 31,
	2010	2009
Medicaid	$25,344	$23,902
Managed care	21,860	17,919
Medicare	20,774	17,481
Private and other payors	13,359	10,879

	81,337	70,181
Less allowance for doubtful accounts	(9,254)	(7,575)

Accounts receivable	$72,083	$62,606

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
During the nine months ended September 30, 2010, the Company acquired four skilled nursing facilities and one home health and hospice operation. The aggregate purchase price of the five acquisitions was approximately $18,809, which was paid in cash. The facilities acquired during the nine months ended September 30, 2010 are as follows:
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
The Company expensed $96 in acquisition related costs during the nine months ended September 30, 2010.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the nine months ended September 30, 2010 and 2009:

	September 30,	September 30,
	2010	2009
Land	$2,709	$3,485
Building and improvements	11,029	13,101
Equipment, furniture, and fixtures	1,003	675
Goodwill	3,092	2,887
Other indefinite-lived intangible assets	672	—
Other intangible assets	304	1,985

	$18,809	$22,133

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful and may be misleading as the information is not representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The five businesses acquired during the nine months ended September 30, 2010 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the September 30, 2010 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30,	December 31,
	2010	2009
Land	$46,330	$43,621
Buildings and improvements	175,214	158,803
Equipment	44,521	35,136
Furniture and fixtures	8,464	8,301
Leasehold improvements	21,957	17,978
Construction in progress	5,087	3,036

	301,573	266,875
Less accumulated depreciation	(47,381)	(36,101)

Property and equipment, net	$254,192	$230,774

8. INTANGIBLE ASSETS — Net

	Weighted	September 30, 2010			December 31, 2009
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$910	$(577)	$333	$1,071	$(694)	$377
Favorable lease	20.0	3,573	(430)	3,143	3,573	(274)	3,299
Patient base	0.6	739	(701)	38	1,202	(1,015)	187
Trade name	30.0	733	(116)	617	733	(98)	635

Total		$5,955	$(1,824)	$4,131	$6,579	$(2,081)	$4,498

Amortization expense was $157 and $671 for the three and nine months ended September 30, 2010 and $87 and $611 for the three and nine months ended September 30, 2009, respectively. Of the $671 in amortization expense incurred during the nine months ended September 30, 2010, approximately $453 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2010 (remainder)	$95
2011	308
2012	291
2013	291
2014	291
2015	268
Thereafter	2,587

$4,131

9. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	September 30,	December 31,
	2010	2009
Deposits with landlords	$736	$725
Capital improvement reserves with landlords and lenders	3,233	2,840
Debt issuance costs, net	2,098	2,085

Restricted and other assets	$6,067	$5,650

10. OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of the following:

	September 30,	December 31,
	2010	2009
Quality assurance fee	$1,764	$5,071
Resident refunds payable	2,619	2,347
Deferred resident revenue	1,129	1,073
Cash held in trust for residents	1,568	1,748
Dividends payable	1,044	1,032
Property taxes	1,930	1,194
Other	3,193	2,910

Other accrued liabilities	$13,247	$15,375

Quality assurance fee represents amounts payable to California, Utah and Idaho in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred resident revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liability, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Current:
Federal	$6,789	$4,236	$20,019	$13,938
State	1,260	793	3,526	2,823

	8,049	5,029	23,545	16,761

Deferred:
Federal	(1,361)	(55)	(4,166)	(850)
State	(211)	26	(546)	(421)

	(1,572)	(29)	(4,712)	(1,271)

Expense for uncertain tax positions	—	(23)	—	47

Total	$6,477	$4,977	$18,833	$15,537

The Company’s deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2010	2009
Deferred tax assets (liabilities):
Accrued expenses	$17,094	$12,498
Allowance for doubtful accounts	3,860	3,166
State taxes	117	324
Tax credits	1,080	1,180

Total deferred tax assets	22,151	17,168
Depreciation and amortization	(3,476)	(3,293)
Prepaid expenses	(1,576)	(1,487)

Total deferred tax liabilities	(5,052)	(4,780)

Net deferred tax assets	$17,099	$12,388

The Company is not currently under examination by any major income tax jurisdiction; however, its Federal tax returns for years beginning with 2007 and many of its state tax returns for years beginning with 2005 remain subject to potential examination. The Federal statute of limitations on the Company’s 2006 income tax year lapsed during the third quarter without any significant impact on any unrecognized tax benefits for uncertain tax positions. The statutes of limitations will also lapse on the Company’s 2005 state income tax years in 2010. The Company does not believe these lapses will significantly impact unrecognized tax benefits. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three or nine months ended September 30, 2010 or 2009.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In addition, on October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on September 30, 2010.
The Company has the Revolver with the Lender under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. At September 30, 2010 and December 31, 2009, there were no outstanding borrowings under the Revolver. As of September 30, 2010, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2,133 and $6,000, respectively. In addition, in the event of the Company’s default under the Amended Term Loan, the Lender has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.
Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
Ten Project Note with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at September 30, 2010 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$52,593	$53,200
Six Project Loan with the Lender, principal and interest payable monthly, weighted average interest at 8.07% as of September 30, 2010, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	39,507	39,970
Promissory notes, principal, and interest of $69 payable monthly and continuing through September 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,785	9,962
Bond, principal and interest of $20 payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement).	1,088	1,232
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	6,135	6,290

	109,108	110,654
Less current maturities	(2,165)	(2,065)
Less debt discount	(1,096)	(1,188)

	$105,847	$107,401

The Company is subject to standard reporting requirements and other typical covenants for loans of these types. As of September 30, 2010, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2010 and 2009 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2010 and 2009 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,312 as of September 30, 2010.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 129 options during the nine month period ended September 30, 2010.
The Company used the following assumptions for stock options granted during the three and nine months ended September 30, 2010 and 2009:

		Options Granted		Weighted		Weighted	Weighted
		Three	Nine	Average Risk-		Average	Average
Grant Year	Plan	Months	Months	Free Rate	Expected Life	Volatility	Dividend Yield
2010	2007	16	129	2.10 – 2.82%	6.5 years	55%	1.08%
2009	2007	80	386	2.17 – 2.94%	6.5 years	55%	1.08%
In addition to the above, during the nine month period ended September 30, 2010, the Company granted 70 restricted stock awards at an exercise price of $0 which vest over five years. The fair value of restricted stock awards ranged from $17.97 to $18.03 at the grant date. As of September 30, 2010, no restricted stock awards had vested or been forfeited. The Company had not previously granted restricted stock awards.
For the nine months ended September 30, 2010 and 2009, the following represents the weighted average exercise price, grant date intrinsic value and fair value displayed at grant date for stock option grants:

		Weighted Average	Weighted Average
Grant Year	Granted	Exercise Price	Fair Value of Options
2010	129	$17.56	$8.88
2009	386	$16.09	$8.06
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2010 and 2009 and therefore, the intrinsic value was $0 at date of grant.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the employee stock option activity during the nine months ended September 30, 2010:

				Weighted
				Average
	Number of	Weighted		Exercise Price
	Options	Average	Number of	of Options
	Outstanding	Exercise Price	Options Vested	Vested
January 1, 2010	2,025	$10.68	709	$7.29
Granted	129	17.56
Forfeited	(82)	10.81
Exercised	(117)	5.43

September 30, 2010	1,955	$11.44	853	$8.77

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2010:

					Stock Options
	Stock Options Outstanding				Vested
				Remaining
		Number	Black-Scholes Fair	Contractual Life	Vested and
Year of Grant	Exercise Price	Outstanding	Value	(Years)	Exercisable
2003	$0.67 – 0.81	9	$ *	3	9
2004	$1.96 – 2.46	38	*	4	38
2005	$4.99 – 5.75	190	*	5	148
2006	$7.05 – 7.50	437	4,198	6	344
2008	$9.38 – 14.87	677	3,638	8	245
2009	$14.92 – 16.70	477	3,767	9	69
2010	$17.47 – 18.03	127	1,125	10	—

Total		1,955	$12,728		853

*	The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
Total share-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Share-based compensation expense related to stock options	$834	$783	$2,090	$1,775
Share-based compensation expense related to restricted stock awards	41	—	51	—

Total	$875	$783	$2,141	$1,775

In future periods, the Company expects to recognize approximately $6,733 and $1,199 in stock-based compensation expense for unvested options and restricted stock awards, respectively, that were outstanding as of September 30, 2010. Future stock based compensation expense will be recognized over 3.2 and 4.7 weighted average years for unvested options and restricted stock awards, respectively. There were 1,102 unvested and outstanding options at September 30, 2010, of which 1,019 are expected to vest. The weighted average contractual life for options vested at September 30, 2010 was 7.2 years.
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
Options	2010	2009
Outstanding	$12,728	$9,779
Vested	7,831	5,732
Expected to vest	4,379	3,806
Exercised	1,352	625

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
14. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,746 and $11,131 for the three and nine months ended September 30, 2010, respectively, and $3,835 and $11,491 for the three and nine months ended September 30, 2009, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of September 30, 2010.
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
In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act establishes rigorous standards and supervision to protect the economy and American consumers, investors and businesses. Included under Section 922 of the Dodd-Frank Act, the Securities and Exchange Commission (SEC) will be required to pay a reward to individuals who provide original information to the SEC resulting in monetary sanctions exceeding $1,000 in civil or criminal proceedings. The award will range from 10 to 30 percent of the amount recouped and the amount of the award shall be at the discretion of the SEC. The purpose of this reward program is to “motivate those with inside knowledge to come forward and assist the Government to identify and prosecute persons who have violated securities laws and recover money for victims of financial fraud.”
The State of California has established minimum staffing requirements for facilities operating in the state. Failure to meet these requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation as established under relevant state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or the possibility of litigation.
For example, a class action suit was previously filed against us in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company’s California facilities. In 2007, the Company settled this class action suit and the settlement was approved by the affected class and the Court. The Company has been, and continues to be, subject to similar claims and legal actions, which could possibly result in large damage awards and settlements. In the wake of the substantial judgment awarded to a group of plaintiffs in a recent case against one of the Company’s competitors, the Company expects that plaintiff’s attorneys will become increasingly more aggressive in their pursuit of claims alleging non-compliance with such minimum staffing requirements. The Company does not believe that the ultimate resolution of any known such action will have a material adverse effect on the Company’s business, financial condition or results of operations. However, if there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to care and treatment provided at its facilities as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the three months ended September 30, 2010. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company concluded the investigatory phase of this inquiry and completed a billing review of potentially affected claims in the third quarter of 2010. The Company made observations at the facility regarding areas of potential improvement in some of its historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that the Company believes have strengthened, and can strengthen further, its recordkeeping and billing processes. The issues detected appear to be isolated to one facility and one department within that facility. The Company continues to evaluate the measures it has implemented for effectiveness, and are continuing to seek ways to improve these processes.
As a result of its billing reviews, the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, the Company followed such procedures and completed a billing review. Where such procedures and/or data were not available the Company developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. The Company has made a payment to the Medicare Fiscal Intermediary for estimated overpayments resulting from insufficient or missing documentation or other billing deficiencies.
Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. During the quarter ended June 30, 2010, the Company accrued for a revenue adjustment of approximately $514, plus interest, for the estimated overpayments described above, with a resulting impact to net income of approximately $250.
In September 2010, the board of directors appointed a special committee consisting solely of “independent directors” as such term is defined in Marketplace Rule 5605(b)(1) of the NASDAQ Stock Market Rules. The membership of the special committee includes all of the independent directors of the Company’s board of directors. The special committee was formed to represent the board’s, the Company’s and the shareholder’s interests in addressing allegations and related matters arising from or in connection with the investigation being conducted by the DOJ. The special committee has been empowered to act on behalf of the board of directors with respect to these matters, and has been granted authority to, among other things, retain independent legal counsel and other third-party consultants to facilitate its work. The board’s quality assurance and compliance committee has been monitoring the Company’s response with respect to the DOJ investigation prior to the appointment of this special committee, and is expected to continue working with the board of directors, the special committee and management to facilitate the resolution of the matter. The special committee will dissolve at the time the DOJ investigation is concluded, or such earlier time as the board of directors determines that it is no longer necessary.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there is significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57% and 59% of its total accounts receivable as of September 30, 2010 and December 31, 2009, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 76% of the Company’s revenue for both periods during the three and nine months ended September 30, 2010, respectively, and 75% for both periods during the three and nine months ended September 30, 2009.
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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 81 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho and one home health and hospice operation located in Idaho as of September 30, 2010. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living services in California, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of September 30, 2010, we owned 51 of our 81 facilities and operated an additional 30 facilities under long-term lease arrangements, and had options to purchase 8 of those 30 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2010:

		Leased	Leased
		(with a	(without a
		Purchase	Purchase
	Owned	Option)	Option)	Total
Number of facilities	51	8	22	81
Percent of total	63.0%	9.9%	27.1%	100%
Operational skilled nursing, assisted living and independent living beds	5,685	1,042	2,616	9,343
Percent of total	60.8%	11.2%	28.0%	100%

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
Facility Acquisition History

	December 31,					September 30,
	2005	2006	2007	2008	2009	2010
Cumulative number of facilities	46	57	61	63	77	81
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,343
The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of September 30, 2010:

	CA	AZ	TX	UT	CO	WA	ID	Total
Number of facilities	33	12	17	9	4	3	3	81
Operational skilled nursing, assisted living and independent living beds	3,702	1,814	2,088	967	248	278	246	9,343
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
The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Skilled Mix:
Days	24.5%	24.5%	25.1%	24.7%
Revenue	47.9%	48.1%	48.6%	48.2%
Quality Mix:
Days	36.1%	37.4%	36.9%	37.4%
Revenue	56.7%	57.7%	57.4%	57.8%
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

The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Occupancy:
Operational beds at end of period	9,343	7,973	9,343	7,973
Available patient days	859,556	730,920	2,518,390	2,167,556
Actual patient days	688,617	581,041	2,005,559	1,724,398
Occupancy percentage (based on operational beds)	80.1%	79.5%	79.6%	79.6%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$66,993	40.7%	$53,589	40.3%	$192,648	40.4%	$159,428	40.3%
Medicare	52,905	32.1	42,027	31.6	154,616	32.4	128,389	32.5
Medicaid-skilled	4,420	2.7	3,640	2.7	13,462	2.8	8,627	2.2

Total	124,318	75.5	99,256	74.6	360,726	75.6	296,444	75.0
Managed Care	20,373	12.4	17,996	13.6	61,164	12.9	52,675	13.3
Private and Other(1)	19,962	12.1	15,672	11.8	54,885	11.5	46,268	11.7

Total revenue	$164,653	100.0%	$132,924	100.0%	$476,775	100.0%	$395,387	100.0%

(1)	Includes revenue from assisted living facilities and home health and hospice operations.
Critical Accounting Policies Update
There have been no significant changes during the three month period ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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
Effects of Changing Prices. Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of MDS 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced, with a corresponding adverse impact on our financial condition or results of operation.
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
Federal Health Care Reform. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are effective immediately or within six to twelve months of PPACA’s enactment date.
•	Enhanced CMPs and Escrow Provisions — Effective March 23, 2010, PPACA includes expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provides for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

•	Nursing Home Transparency Requirements — In addition to expanded CMP provisions, PPACA imposes substantial new transparency requirements for Medicare-participating nursing facilities. Existing law requires Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. PPACA expands the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. Beginning March 23, 2010, facilities must have this information available for submission to the Secretary of Health & Human Services, the Office of Inspector General (OIG), the state in which the facility is located, and the state long-term care ombudsman upon request.

•	Suspension of Payments During Pending Fraud Investigations — PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that, beginning March 23, 2010, Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applies this suspension of payments provision to one of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

•	Overpayment Reporting and Repayment; Expanded False Claims Act Liability — PPACA also enacted several important changes that expand potential liability under the federal False Claims Act. Effective March 23, 2010, PPACA provides that overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within the later of sixty days of identification of the overpayment, or the date the corresponding cost report (if applicable) is due. Any overpayment retained after the deadline is considered an “obligation” for purposes of the federal False Claims Act.

•	Voluntary Pilot Program — Bundled Payments — To support the policies of making all providers responsible during an episode of care and rewarding value over volume, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care that begins three days prior to hospitalization and spans 30 days following discharge. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services, inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.
The provisions of PPACA discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our facilities or operations in a way that could have a material adverse impact on the results of operations.
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

Results of Operations
The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	79.8	80.7	79.8	80.1
Facility rent—cost of services	2.2	2.8	2.3	2.8
General and administrative expense	4.1	3.7	3.9	3.9
Depreciation and amortization	2.6	2.4	2.6	2.4

Total expenses	88.7	89.6	88.6	89.2
Income from operations	11.3	10.4	11.4	10.8
Other income (expense):
Interest expense	(1.4)	(1.0)	(1.5)	(1.0)
Interest income	0.0	0.1	0.1	0.1

Other expense, net	(1.4)	(0.9)	(1.4)	(0.9)

Income before provision for income taxes	9.9	9.5	10.0	9.9
Provision for income taxes	3.9	3.7	3.9	3.9

Net income	6.0%	5.8%	6.1%	6.0%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Consolidated Statement of Income Data:
Net income	$9,887	$7,686	$28,854	$23,793
Interest expense, net	2,225	1,168	6,683	3,498
Provision for income taxes	6,477	4,977	18,833	15,537
Depreciation and amortization	4,260	3,239	12,238	9,413

EBITDA(1)	$22,849	$17,070	$66,608	$52,241

Facility rent—cost of services	3,631	3,707	10,822	11,132

EBITDAR(1)	$26,480	$20,777	$77,430	$63,373

(1)	EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$164,653	$132,924	$31,729	23.9%
Number of facilities at period end	81	70	11	15.7%
Actual patient days	688,617	581,041	107,576	18.5%
Occupancy percentage — Operational beds	80.1%	79.5%		0.6%
Skilled mix by nursing days	24.5%	24.5%		—%
Skilled mix by nursing revenue	47.9%	48.1%		(0.2)%

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$124,274	$115,748	$8,526	7.4%
Number of facilities at period end	56	56	—	—%
Actual patient days	498,610	495,532	3,078	0.6%
Occupancy percentage — Operational beds	83.3%	81.1%		2.2%
Skilled mix by nursing days	28.1%	26.2%		1.9%
Skilled mix by nursing revenue	52.4%	50.4%		2.0%

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$9,129	$8,519	$610	7.2%
Number of facilities at period end	6	6	—	—%
Actual patient days	42,942	42,317	625	1.5%
Occupancy percentage — Operational beds	73.3%	72.2%		1.1%
Skilled mix by nursing days	19.4%	17.3%		2.1%
Skilled mix by nursing revenue	41.6%	39.5%		2.1%

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$31,250	$8,657	$22,593	NM%
Number of facilities at period end	19	7	12	NM%
Actual patient days	147,065	43,192	103,873	NM%
Occupancy percentage — Operational beds	72.7%	70.1%		2.6%
Skilled mix by nursing days	13.8%	11.6%		2.2%
Skilled mix by nursing revenue	30.5%	25.8%		4.7%

(1)	Same Facility results represent all facilities purchased prior to January 1, 2007. Same Facility results for 2009 include the results of operations through September 30, 2009 of our assisted living facility in Arizona where we decided not to exercise our renewal option on the lease which expired on September 30, 2009. The non-renewal of this lease reduced the number of actual patient days by 7,461 during the three months ended September 30, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2007 to December 31, 2008.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2009.

Revenue. Revenue increased $31.8 million, or 23.9%, to $164.7 million for the three months ended September 30, 2010 compared to $132.9 million for the three months ended September 30, 2009. Of the $31.8 million increase, Medicare and managed care revenue increased $13.3 million, or 22.1%, Medicaid revenue increased $13.4 million, or 25.0%, other skilled revenue increased $0.8 million, or 21.4%, and private and other revenue increased $4.3 million, or 27.4%. Approximately $22.6 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2009, the Company has acquired nineteen facilities and one home health and hospice operation in six states.
Revenue generated by Same Facilities increased $8.5 million, or 7.4%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily due to an increase in occupancy of 2.2% to 83.3% and skilled mix of 2.0%, to 52.4%, which was the result of higher acuity levels. Same Facility revenue in 2009 included approximately $0.5 million in revenue from our assisted living facility in Arizona where the lease expired on September 30, 2009 due to our decision not to exercise our renewal option on the lease. The increase in the number of actual patient days occurred despite the non-renewal of this lease.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2010	2009	2010	2009	2010	2009	2010	2009	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$557.22	$545.11	$467.49	$470.78	$443.00	$470.28	$533.17	$536.12	(0.6)%
Managed care	347.68	338.97	390.90	397.75	371.93	464.45	351.30	342.75	2.5%
Other skilled	556.12	588.55	—	—	626.98	—	558.50	588.55	(5.1)%
Total skilled revenue	475.75	463.99	441.61	446.98	432.53	469.72	468.76	463.23	1.2%
Medicaid	166.12	159.67	150.35	145.06	155.10	169.15	162.50	159.30	2.0%
Private and other payors	189.16	179.75	147.43	140.56	175.43	197.87	180.47	176.08	2.5%
Total skilled nursing revenue	$255.49	$241.73	$206.29	$196.22	$196.29	$210.69	$239.62	$235.94	1.6%
Same Facility Medicare daily rates increased by 2.2%, due to increased acuity levels. However, the overall average Medicare daily rate decreased by approximately 0.6% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as a result of the impact of lower acuity levels at Transitioning and Recently Acquired Facilities. The average Medicaid rate increased 2.0% in the three months ended September 30, 2010 relative to the same period in the prior year, primarily due to increases in rates in acuity based reimbursement states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Revenue:
Medicare	33.8%	32.1%	29.2%	28.0%	25.0%	23.3%	32.0%	31.3%
Managed care	14.9	14.9	12.4	11.5	4.9	2.5	13.0	13.9
Other skilled	3.7	3.4	—	—	0.6	—	2.9	2.9

Skilled mix	52.4	50.4	41.6	39.5	30.5	25.8	47.9	48.1
Private and other payors	7.4	8.1	15.5	17.9	12.4	22.2	8.8	9.6

Quality mix	59.8	58.5	57.1	57.4	42.9	48.0	56.7	57.7
Medicaid	40.2	41.5	42.9	42.6	57.1	52.0	43.3	42.3

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Days:
Medicare	15.5%	14.2%	12.9%	11.7%	11.1%	10.5%	14.4%	13.8%
Managed care	10.9	10.6	6.5	5.6	2.5	1.1	8.8	9.5
Other skilled	1.7	1.4	—	—	0.2	—	1.3	1.2

Skilled mix	28.1	26.2	19.4	17.3	13.8	11.6	24.5	24.5
Private and other payors	10.0	10.9	21.7	25.1	14.0	23.6	11.6	12.9

Quality mix	38.1	37.1	41.1	42.4	27.8	35.2	36.1	37.4
Medicaid	61.9	62.9	58.9	57.6	72.2	64.8	63.9	62.6

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $24.2 million, or 22.6%, to $131.5 million for the three months ended September 30, 2010 compared to $107.3 million for the three months ended September 30, 2009. Cost of services decreased as a percent of total revenue to 79.8% for the three months ended September 30, 2010 as compared to 80.7% for the three months ended September 30, 2009. Of the $24.2 million increase, Same Facilities increased $5.2 million, or 5.6% and Recently Acquired Facilities increased $18.6 million. The $5.2 million increase in Same Facility cost of services was primarily due to a $2.7 million increase in salaries and benefits and a $1.3 million increase in ancillary expenses, partially offset by a decrease in insurance costs of $1.1 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits and the increase in ancillary expenses was primarily due to increased therapy wages. The decrease in insurance was primarily due to decreased medical and dental healthcare benefits due to a decrease in current and projected claims.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.1 million, or 2.1%, to $3.6 million for the three months ended September 30, 2010 compared to $3.7 million for the three months ended September 30, 2009. Facility rent-cost of services as a percent of total revenue was 2.2% for the three months ended September 30, 2010 as compared to 2.8% for the three months ended September 30, 2009.
General and Administrative Expense. General and administrative expense increased $1.8 million, or 37.5%, to $6.7 million for the three months ended September 30, 2010 compared to $4.9 million for the three months ended September 30, 2009. General and administrative expense increased as a percent of total revenue to 4.1% for the three months ended September 30, 2010 as compared to 3.7% for the three months ended September 30, 2009. The $1.8 million increase was primarily due to increases in wages, benefits and professional fees.
We have, and expect to continue to experience, higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go-forward basis, until 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 31.5%, to $4.3 million for the three months ended September 30, 2010 compared to $3.2 million for the three months ended September 30, 2009. Depreciation and amortization expense increased as a percent of total revenue to 2.6% for the three months ended September 30, 2010 as compared to 2.4% for the three months ended September 30, 2009. This increase was primarily related to the additional depreciation of $0.7 million at Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to recent renovations.
Other Income (Expense). Other expense, net increased $1.0 million, or 90.5%, to $2.2 million for the three months ended September 30, 2010 compared to $1.2 million for the three months ended September 30, 2009. Other expense, net increased as a percent of total revenue to 1.4% for the three months ended September 30, 2010 as compared to 0.9% for the three months ended September 30, 2009. This increase was primarily the result of interest expense on an additional $40.0 million added to the Term Loan in November 2009.
Provision for Income Taxes. Provision for income taxes increased $1.5 million, or 30.1%, to $6.5 million for the three months ended September 30, 2010 compared to $5.0 million for the three months ended September 30, 2009. This increase resulted from the increase in income before income taxes of $3.7 million, or 29.2%. Our effective tax rate was 39.6% for the three months ended September 30, 2010 as compared to 39.3% for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$476,775	$395,387	$81,388	20.6%
Number of facilities at period end	81	70	11	15.7%
Actual patient days	2,005,559	1,724,398	281,161	16.3%
Occupancy percentage — Operational beds	79.6%	79.6%		—%
Skilled mix by nursing days	25.1%	24.7%		0.4%
Skilled mix by nursing revenue	48.6%	48.2%		0.4%

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$366,323	$348,348	$17,975	5.2%
Number of facilities at period end	56	56	—	—%
Actual patient days	1,472,619	1,488,370	(15,751)	(1.1)%
Occupancy percentage — Operational beds	82.9%	81.7%		1.2%
Skilled mix by nursing days	28.7%	26.3%		2.4%
Skilled mix by nursing revenue	53.1%	50.3%		2.8%

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$26,046	$24,683	$1,363	5.5%
Number of facilities at period end	6	6	—	—%
Actual patient days	123,820	120,358	3,462	2.9%
Occupancy percentage — Operational beds	71.2%	69.2%		2.0%
Skilled mix by nursing days	19.0%	18.2%		0.8%
Skilled mix by nursing revenue	40.5%	41.9%		(1.4)%

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$84,406	$22,356	$62,050	NM%
Number of facilities at period end	19	7	12	NM%
Actual patient days	409,120	115,670	293,450	NM%
Occupancy percentage — Operational beds	72.1%	67.4%		4.7%
Skilled mix by nursing days	14.1%	10.3%		3.8%
Skilled mix by nursing revenue	30.6%	22.8%		7.8%

(1)	Same Facility results represent all facilities purchased prior to January 1, 2007. Same Facility results for 2009 include the results of operations through September 30, 2009 of our assisted living facility in Arizona where we decided not to exercise our renewal option on the lease which expired on September 30, 2009. The non-renewal of this lease reduced the number of actual patient days by 21,984 during the nine months ended September 30, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2007 to December 31, 2008.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2009.

Revenue. Revenue increased $81.4 million, or 20.6%, to $476.8 million for the nine months ended September 30, 2010 compared to $395.4 million for the nine months ended September 30, 2009. Of the $81.4 million increase, Medicare and managed care revenue increased $34.7 million, or 19.2%, Medicaid revenue increased $33.22 million, or 20.8%, other skilled revenue increased $4.8 million, or 56.0%, and private and other revenue increased $8.6 million, or 18.6%. Approximately $62.1 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2009, the Company has acquired nineteen facilities and one home health and hospice operation in six states. Each group of facilities experienced an increase in operational occupancy. However, the overall occupancy was negatively weighted by the higher concentration of facilities in the Recently Acquired category, operating at generally lower occupancy percentages, causing consolidated occupancy to remain flat period over period.
Revenue generated by Same Facilities increased $18.0 million, or 5.2%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily due to increase in skilled mix of 2.8% to 53.1%, which was the result of higher acuity levels. Same Facility revenue in 2009 included approximately $1.4 million in revenue from our assisted living facility in Arizona where the lease expired on September 30, 2009, due to our decision not to exercise our renewal option on the lease. The reduction in the number of actual patient days primarily relates to the non-renewal of this lease.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2010	2009	2010	2009	2010	2009	2010	2009	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$554.61	$544.12	$468.46	$474.32	$435.45	$452.23	$531.01	$535.46	(0.8)%
Managed care	343.65	335.98	383.97	426.69	391.11	409.06	348.17	340.10	2.4%
Other skilled	550.11	612.91	—	—	624.66	—	552.53	612.91	(9.9)%
Total skilled revenue	471.73	463.61	437.42	462.11	430.79	445.90	465.38	463.05	0.5%
Medicaid	164.63	160.52	149.89	143.59	157.16	166.90	162.01	159.73	1.4%
Private and other payors	188.14	182.47	150.98	140.38	174.37	193.90	180.10	178.29	1.0%
Total skilled nursing revenue	$255.16	$242.67	$204.63	$200.88	$198.13	$202.51	$240.28	$236.93	1.4%
Same Facility Medicare daily rates increased by 1.9% due to higher acuity levels. However, the overall average Medicare daily rate decreased by approximately 0.8% in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, as a result of the impact of lower acuity levels at Transitioning and Recently Acquired Facilities. The average Medicaid rate increase of 1.4% in the nine months ended September 30, 2010 relative to the same period in the prior year was primarily due to increases in rates in acuity based reimbursement states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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
Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Revenue:
Medicare	34.2%	33.1%	27.4%	32.0%	25.2%	19.7%	32.3%	32.3%
Managed care	15.1	14.6	13.1	9.9	4.7	3.1	13.3	13.6
Other skilled	3.8	2.6	—	—	0.7	—	3.0	2.3

Skilled mix	53.1	50.3	40.5	41.9	30.6	22.8	48.6	48.2
Private and other payors	7.4	8.2	16.2	15.7	12.8	24.1	8.8	9.6

Quality mix	60.5	58.5	56.7	57.6	43.4	46.9	57.4	57.8
Medicaid	39.5	41.5	43.3	42.4	56.6	53.1	42.6	42.2

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Days:
Medicare	15.7%	14.7%	12.0%	13.5%	11.5%	8.8%	14.6%	14.3%
Managed care	11.2	10.5	7.0	4.7	2.4	1.5	9.2	9.5
Other skilled	1.8	1.1	—	—	0.2	—	1.3	0.9

Skilled mix	28.7	26.3	19.0	18.2	14.1	10.3	25.1	24.7
Private and other payors	10.0	11.0	21.9	22.5	14.6	25.2	11.8	12.7

Quality mix	38.7	37.3	40.9	40.7	28.7	35.5	36.9	37.4
Medicaid	61.3	62.7	59.1	59.3	71.3	64.5	63.1	62.6

Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $63.7 million, or 20.1%, to $380.5 million for the nine months ended September 30, 2010 compared to $316.8 million for the nine months ended September 30, 2009. Cost of services decreased as a percent of total revenue to 79.8% for the nine months ended September 30, 2010 and as compared to 80.1% for the three months ended September 30, 2009. Of the $63.7 million increase, Same Facilities increased $12.9 million, or 4.7% and Recently Acquired Facilities increased $50.3 million. The $12.9 million increase in Same Facility cost of services was primarily due to a $5.6 million increase in salaries and benefits and a $3.7 million increase in ancillary expenses, partially offset by a $1.6 million decrease in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits and the increase in ancillary expenses is primarily due to increased therapy wages. The decrease in insurance is primarily due to lower actuarial projections for future claims settlements and decreased medical and dental healthcare benefits due to a decrease in current and projected claims.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.3 million, or 2.8%, to $10.8 million for the nine months ended September 30, 2010 compared to $11.1 million for the nine months ended September 30, 2009. Facility rent-cost of services as a percent of total revenue was 2.3% for the nine months ended September 30, 2010 as compared to 2.8% for the nine months ended September 30, 2009. The decrease in total facility rent was primarily a result of the non-renewal of one leased assisted living facility in Arizona in the third quarter of 2009.
General and Administrative Expense. General and administrative expense increased $3.6 million, or 23.8%, to $18.9 million for the nine months ended September 30, 2010 compared to $15.3 million for the nine months ended September 30, 2009. General and administrative expense remained consistent as a percent of total revenue at 3.9% for the nine months ended September 30, 2010 and 2009. The $3.6 million increase was primarily due to an increase in wages, benefits and professional fees.
We have, and expect to continue to experience, higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go-forward basis, until 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million, or 30.0%, to $12.2 million for the nine months ended September 30, 2010 compared to $9.4 million for the nine months ended September 30, 2009. Depreciation and amortization expense increased as a percent of total revenue to 2.6% for the nine months ended September 30, 2010 as compared to 2.4% for the nine months ended September 30, 2009. This increase was primarily related to the additional depreciation of $1.8 million at Recently Acquired Facilities, as well as an increase in Same Facility depreciation expense due to recent renovations.
Other Income (Expense). Other expense, net increased $3.2 million, or 91.1%, to $6.7 million for the nine months ended September 30, 2010 compared to $3.5 million for the nine months ended September 30, 2009. Other expense, net increased as a percent of total revenue to 1.4% for the nine months ended September 30, 2010 as compared to 0.9% for the nine months ended September 30, 2009. This increase was primarily the result of interest expense on an additional $40.0 million added to the Term Loan in November 2009.
Provision for Income Taxes. Provision for income taxes increased $3.3 million, or 21.2%, to $18.8 million for the nine months ended September 30, 2010 compared to $15.5 million for the nine months ended September 30, 2009. This increase resulted from the increase in income before income taxes of $8.4 million, or 21.3%. Our effective tax rate was 39.5% for the nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (the Lender). As of September 30, 2010, the maximum available for borrowing under the Revolver was approximately $50.0 million, subject to available collateral limits. As of September 30, 2010, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2.1 million and $6.0 million, respectively.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $18.8 million and $22.1 million for the nine months ended September 30, 2010 and 2009, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $20.9 million and $16.4 million for the nine months ended September 30, 2010 and 2009, respectively. We currently have a combined $5.2 million budgeted for renovation projects for 2010.
We believe our current cash balances, our cash flow from operations and the Revolver will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of September 30, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of September 30, 2010, we held debt security investments of approximately $12.0 million, which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$34,460	$28,683
Net cash used in investing activities	(32,758)	(45,441)
Net cash used in financing activities	(3,631)	(3,203)

Net decrease in cash and cash equivalents	(1,929)	(19,961)
Cash and cash equivalents at beginning of period	38,855	41,326

Cash and cash equivalents at end of period	$36,926	$21,365

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net cash provided by operations for the nine months ended September 30, 2010 was $34.5 million compared to $28.7 million for the nine months ended September 30, 2009, an increase of $5.8 million. This increase was primarily due to our improved operating results, which contributed $43.5 million in 2010 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $36.8 million for 2009, an increase of $6.7 million.
Net cash used in investing activities for the nine months ended September 30, 2010 was $32.8 million compared to $45.4 million for the nine months ended September 30, 2009, a decrease of $12.6 million. The decrease was primarily the result of $32.4 million in cash paid for business acquisitions and purchased property and equipment in the nine months ended September 30, 2010 compared to $45.5 million in the nine months ended September 30, 2009.

Net cash used in financing activities for the nine months ended September 30, 2010 was $3.6 million as compared to $3.2 million for the nine months ended September 30, 2009, an increase of $0.4 million. This increase was primarily due to increases in dividends paid of $0.3 million and payments of long term debt of $0.8 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. These increases were partially offset by other immaterial decreases in financing activities.
Principal Debt Obligations and Capital Expenditures
Total long-term debt obligations outstanding as of September 30, 2010 and the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31,			September 30,
	2007	2008	2009	2010
	(in thousands)
Amended Term Loan with GE Capital	$54,929	$54,102	$93,170	$92,100
Mortgage Loan and Promissory Notes	8,641	6,449	15,064	14,824
Bond payable	—	—	1,232	1,088

Total	$63,570	$60,551	$109,466	$108,012

The following table represents the Company’s cumulative facility growth from 2004 to the present:

	December 31,				September 30,
	2006	2007	2008	2009	2010
Cumulative number of facilities	57	61	63	77	81
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
On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with the Lender which increased the borrowing capacity of the loan by $40.0 million, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by, among other things (a) a perfected first priority mortgage/deed of trust on the fee simple interest in six of our skilled nursing facilities (the Property), (b) an assignment of all related leases, rents, deposits, letters of credit, income and profits, (c) an assignment and/or a perfected security interest in all assignable licenses, permits, general intangibles, contracts, agreements and personal property relating to the Property and (d) a perfected first priority security interest in all reserve accounts. The Amended Term Loan, which includes both the Ten Project Note and Six Project Loan, is cross collateralized and cross defaulted with the existing Revolver. We paid approximately $0.8 million in financing fees upon closing of the Amended Term Loan. The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and thereafter floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.
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

Under the Amended Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2010, we were in compliance with all loan covenants. As of September 30, 2010, our borrowing subsidiaries had $92.1 million outstanding on the Amended Term Loan.
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
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of $10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of September 30, 2010, our subsidiaries had $9.8 million outstanding on the Promissory Notes.
Bonds Payable to Lynn Family Partnership
On October 1, 2009, a subsidiary of The Ensign Group, Inc. located in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on September 30, 2010. As of September 30, 2010, the balance outstanding on these bonds was $1.1 million.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of September 30, 2010, the balance outstanding on this mortgage loan was approximately $6.1 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.7 million and $11.1 million for the three and nine months ended September 30, 2010, respectively and $3.8 million and $11.5 million for the three and nine months ended September 30, 2009, respectively.
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
We concluded the investigatory phase of this inquiry and completed a billing review of potentially affected claims in the third quarter of 2010. We made observations at the facility regarding areas of potential improvement in some of our historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that we believe have strengthened, and can strengthen further, our recordkeeping and billing processes. The issues detected appear to be isolated to one facility and one department within that facility. We continue to evaluate the measures we have implemented for effectiveness, and we are continuing to seek ways to improve these processes.

As a result of our billing reviews, we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, we followed such procedures and completed a billing review. Where such procedures and/or data were not available we developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. We have made a payment to the Medicare Fiscal Intermediary for estimated overpayments resulting from insufficient or missing documentation or other billing deficiencies.
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
In September 2010, the board of directors appointed a special committee consisting solely of “independent directors” as such term is defined in Marketplace Rule 5605(b)(1) of the NASDAQ Stock Market Rules. The membership of the special committee includes all of the independent directors of our board of directors. The special committee was formed to represent the board’s, the Company’s and the shareholder’s interests in addressing allegations and related matters arising from or in connection with the investigation being conducted by the DOJ. The special committee has been empowered to act on behalf of the board of directors with respect to these matters, and has been granted authority to, among other things, retain independent legal counsel and other third-party consultants to facilitate its work. The board’s quality assurance and compliance committee has been monitoring the Company’s response with respect to the DOJ investigation prior to the appointment of this special committee, and is expected to continue working with the board of directors, the special committee and management to facilitate the resolution of the matter. The special committee will dissolve at the time the DOJ investigation is concluded, or such earlier time as the board of directors determines that it is no longer necessary.
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
New Accounting Pronouncements
In August 2010, the Financial Accounting Standards Board clarified that health care entities should not net insurance recoveries against related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. We do not believe the adoption of these amendments will have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At September 30, 2010, we had no outstanding floating rate debt.
Our cash and cash equivalents as of September 30, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of September 30, 2010, we held debt security investments of approximately $12.0 million which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that existed as of September 30, 2010, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, for more information regarding our legal proceedings, please see Note 14 included in Part 1, Item 1 of this Form 10-Q.
We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that our services have resulted in injury or death to the residents of our facilities and claims related to employment, staffing requirements and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In most states in which we have operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. As such, we do not carry insurance coverage for punitive damages. There can be no assurance that we will not be liable for punitive damages awarded in litigation or that such an award if rendered would not have a material and adverse impact on our earnings or prospects.
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
We derived approximately 43% of our revenue from the Medicaid program for both the three and nine months ended September 30, 2010 and 2009, respectively. We derived approximately 33% of our revenue from the Medicare program for the three and nine months ended September 30, 2010, respectively, and approximately 32% for the three and nine months ended September 30, 2009, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.
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
The recently-enacted Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) were recently enacted as new laws. These new laws include sweeping changes to how health care is paid for and furnished in the United States.
PPACA, as modified by the Reconciliation Act, is projected to expand access to Medicaid for approximately 16 million additional people. It also reduces the projected growth of Medicare by $500 billion over ten years by tying payments to providers more closely to quality outcomes. It also imposes new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. This information will be disclosed on a website for comparison by members of the public.
To address potential fraud and abuse in federal health care programs, including Medicare and Medicaid, PPACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. The new law imposes enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs.
PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that, beginning March 23, 2010, Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applies this suspension of payments provision to one of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

In addition, on October 1, 2010, the next generation of the Minimum Data Set (MDS) 3.0 was implemented, creating significant changes in the methodology for calculating the RUGS category under Medicare Part A, most notably eliminating Section T. Because therapy does not necessarily begin upon admission, MDS 2.0 and the RUGS-III system included a provision to capture therapy services that are scheduled to occur but have not yet been provided in order to calculate a RUG level that better reflects the level of care the recipient would actually receive. This is eliminated with MDS 3.0, which creates a new category of assessment called the Medicare Short Stay Assessment. This assessment provides for calculation of a rehabilitation RUG for residents discharged on or before day eight who received less than five days of therapy.
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
In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments during the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.
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
In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operations are currently on prepayment review, although some may be placed on prepayment review in the future. We have no operations that are currently undergoing targeted review.
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
The DRA directs Centers for Medicare and Medicaid Services (CMS) to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Sec. 1833(g)(5) of the Social Security Act and directed the to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently as part of the Affordable Care Act, which extended the exception from January 1, 2010, to December 31, 2010.

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
In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act establishes rigorous standards and supervision to protect the economy and American consumers, investors and businesses. Included under Section 922 of the Dodd-Frank Act, the Securities and Exchange Commission (SEC) will be required to pay a reward to individuals who provide original information to the SEC resulting in monetary sanctions exceeding $1.0 million in civil or criminal proceedings. The award will range from 10 to 30 percent of the amount recouped and the amount of the award shall be at the discretion of the SEC. The purpose of this reward program is to “motivate those with inside knowledge to come forward and assist the Government to identify and prosecute persons who have violated securities laws and recover money for victims of financial fraud.”
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
Federal law provides that practitioners, providers and related persons may not participate in most federal healthcare programs, including the Medicaid and Medicare programs, if the individual or entity has been convicted of a criminal offense related to the delivery of a product or service under these programs or if the individual or entity has been convicted under state or federal law of a criminal offense relating to neglect or abuse of patients in connection with the delivery of a healthcare product or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including, but not limited to, the following:
•	medical necessity of services provided;

•	conviction related to fraud;

•	conviction relating to obstruction of an investigation;

•	conviction relating to a controlled substance;

•	licensure revocation or suspension;

•	exclusion or suspension from state or other federal healthcare programs;

•	filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services;

•	ownership or control of an entity by an individual who has been excluded from the Medicaid or Medicare programs, against whom a civil monetary penalty related to the Medicaid or Medicare programs has been assessed or who has been convicted of a criminal offense under federal healthcare programs; and

•	the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment or exclusion from the Medicare or Medicaid programs.
The OIG, among other priorities, is responsible for identifying and eliminating fraud, abuse and waste in certain federal healthcare programs. The OIG has implemented a nationwide program of audits, inspections and investigations and from time to time issues “fraud alerts” to segments of the healthcare industry on particular practices that are vulnerable to abuse. The fraud alerts inform healthcare providers of potentially abusive practices or transactions that are subject to criminal activity and reportable to the OIG. An increasing level of resources has been devoted to the investigation of allegations of fraud and abuse in the Medicaid and Medicare programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicaid and Medicare programs. Although we have created a corporate compliance program that we believe is consistent with the OIG guidelines, the OIG may modify its guidelines or interpret its guidelines in a manner inconsistent with our interpretation or the OIG may ultimately determine that our corporate compliance program is insufficient.
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
Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility’s existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility’s administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility’s compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated three facilities from the program to date. We currently have two facilities operating under special focus status, and the state survey agency has indicated that some or all of the historical non-compliance considered in placing one of these facilities on special focus status predated our late 2006 acquisitions of the facility.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the nine months ended September 30, 2010, approximately 76% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
Certain lawsuits filed on behalf of patients of long-term care facilities for alleged negligence and/or alleged abuses have resulted in large damage awards against other companies, both in and related to our industry. In addition, there has been an increase in the number of class action suits filed against long-term and rehabilitative care companies. For example, the State of California has established minimum staffing requirements for facilities operating in the state. Failure to meet these requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation as established under relevant state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or the possibility of litigation. We are aware of one company in our industry that is subject to a substantial judgment in a class action suit as a result of not complying with minimum staffing laws.

A class action suit was previously been filed against us in the State of California alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California facilities. In 2007, we settled this class action suit and this settlement was approved by the affected class and the Court. We have been, and continue to be, subject to similar claims and legal actions, which could possibly result in large damage awards and settlements. In the wake of the substantial judgment awarded by a jury to a group of plaintiffs in a recent case against one of our competitors, we expect that plaintiff’s attorneys will become increasingly more aggressive in their pursuit of claims alleging non-compliance with such requirements. We do not believe that the ultimate resolution of any known such action will have a material adverse effect on our business, financial condition, or results of operations. However, if there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse affect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.
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
We concluded the investigatory phase of this inquiry and completed a billing review of potentially affected claims in the third quarter of 2010. We made observations at the facility regarding areas of potential improvement in some of our historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that we believe have strengthened, and can strengthen further, our recordkeeping and billing processes. The issues detected appear to be isolated to one facility and one department within that facility. We continue to evaluate the measures we have implemented for effectiveness, and we are continuing to seek ways to improve these processes.
As a result of our billing reviews, we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, we followed such procedures and completed a billing review. Where such procedures and/or data were not available we developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. We have made a payment to the Medicare Fiscal Intermediary for estimated overpayments resulting from insufficient or missing documentation or other billing deficiencies.
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
We may not be able to successfully or efficiently integrate new acquisitions with our existing operations, culture and systems. The process of integrating acquired facilities into our existing operations may result in unforeseen operating difficulties, divert management’s attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing facilities available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those facilities into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly acquired facilities. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the facilities in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at facilities we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.
In the nine months ended September 30, 2010, we acquired four skilled nursing facilities and one home health and hospice operation with a total of 435 operational beds. In 2009 we acquired twelve skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility with a total of 1,777 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
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
Overall operational occupancy across all of our facilities was 79.6% for both periods during the nine months ended September 30, 2010 and 2009, leaving opportunities for internal growth without the acquisition or construction of new facilities. Because a large portion of our costs are fixed, a decline in our occupancy could adversely impact our financial performance. In addition, our profitability is impacted heavily by our patient mix. We generally generate greater profitability from non-Medicaid patients. If we are unable to maintain or increase the proportion of non-Medicaid patients in our facilities, our financial performance could be adversely affected.
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
CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. For example, two of our facilities are now surveyed every nine months instead of every 12 to 15 months as a result of historical survey results that may date back to prior operators. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. From time to time, we experience a higher than normal number of negative survey findings in some of our facilities.
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
We have maintained general and professional liability insurance since 2002 and worker’s compensation insurance since 2005 through a wholly-owned subsidiary insurance company, Standardbearer Insurance Company, Ltd. (Standardbearer), to insure our SIR and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted. Further, because our SIR under our general and professional liability and workers compensation programs applies on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could incur liability in any policy period.
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
At September 30, 2010, we had $109.1 million of outstanding indebtedness under our Fourth Amended and Restated Loan Agreement (the Amended Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver) and mortgage notes, plus $135.6 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
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
Our current executive officers, directors and their affiliates, if they act together, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

THE ENSIGN GROUP, INC.
October 28, 2010	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002