Form 10-K
period 2010-12-31
ENSIGN GROUP, INC
filed 2011-02-16
CIK 1125376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
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

Registrant's Telephone Number, Including Area Code:
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2010, was approximately $232,700,000.

On February 15, 2011, The Ensign Group, Inc. had 20,846,353 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2011 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Annual Report on Form 10-K, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, operations, the Service Center and our wholly-owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we”, “us”, “our” and similar verbiage in this annual report is not meant to imply that any of our facilities, business operations, the Service Center or the Captive are operated by the same entity.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our facilities are operated by separate, wholly-owned, independent subsidiaries, each of which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers' compensation insurance liabilities.

Like our facilities, the Service Center and Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. Reference herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity. We were incorporated in 1999 in Delaware. Our corporate address is 27101 Puerta Real, Suite 450, Mission Viejo, CA 92691, and our telephone number is (949) 487-9500. Our corporate website is located at www.ensigngroup.net. The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

EnsignTM is our United States trademark. All other trademarks and trade names appearing in this annual report are the property of their respective owners.

PART I.

Item 1.    Business

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 85 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Texas and Colorado and seven campuses that offer both skilled nursing and assisted living, independent living, or hospice care services in California, Arizona, Utah and Texas. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of December 31, 2010, we operated 82 facilities, of which we owned 52 and operated an additional 30 facilities under long-term lease arrangements, and had options to purchase eight of those 30 facilities.

Our organizational structure is centered upon local leadership. We believe our organizational structure, which empowers leaders and staff at the facility level, is unique within the skilled nursing industry. Each of our facilities is led by highly dedicated individuals who are responsible for key operational decisions at their facilities. Facility leaders and staff are trained and motivated to pursue superior clinical outcomes, high patient and family satisfaction, operating efficiencies and financial performance at their facilities. In addition, our facility leaders are enabled and motivated to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in other facilities in order to improve clinical care, maximize patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.

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

We organized our facilities into five portfolio companies in 2006 and introduced a sixth portfolio company in 2008, which we believe has enabled us to attract additional qualified leadership talent, and to identify, acquire, and improve facilities at a generally faster rate. With the introduction in early 2006 of the portfolio companies and our New Market CEO program, described below, our acquisition activity accelerated, allowing us to add 15 facilities between January 1, 2006 and July 31, 2007. We then effectively suspended our acquisition program while we effected our initial public offering, which was completed in November 2007. From January 1, 2008 through December 31, 2009, we acquired seventeen facilities which added 1,976 operational beds to our operations. During 2010 we acquired four skilled nursing facilities, one assisted living facility and one home health and hospice operation, which added 650 operational beds to our operations. The following table summarizes our growth from our formation in 1999 through December 31, 2010:

Cumulative Facility Growth

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	77	82
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	8,948	9,539

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

New Market CEO and New Ventures Programs.  In order to broaden our reach to new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring facilities and establishing an operating platform for future growth. In addition, this program was expanded to broaden our reach to other lines of business closely related to the skilled nursing industry through our New Ventures program. The New Ventures program encourages facility CEOs to evaluate new lines of business with the goal of establishing an operating platform in new markets. During the year ended December 31, 2010, we acquired a home health and hospice operation in Idaho through the New Ventures program as a platform to enter the industry.

We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.

Recent Developments

On November 1, 2010, we purchased an assisted living facility in Colorado for approximately $2.4 million, which was paid in cash. This acquisition added 215 assisted living beds to our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.

On December 31, 2010, four of our real estate holding subsidiaries executed a promissory note with RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $35.0 million (RBS Loan). The RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018. As of December 31, 2010, our subsidiaries had $35.0 million outstanding on the RBS Loan.

On January 1, 2011, we purchased one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas for approximately $14.6 million, which was paid in cash. These acquisitions added 123 operational skilled nursing beds, 77 assisted living units, 72 independent living units and 20 independent living cottages to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

On February 1, 2011, we purchased one skilled nursing facility in Utah, which also has the capacity to provide assisted living and independent living services, for approximately $16.6 million, which was paid in cash. This acquisition added 221 operational skilled nursing beds, 48 operational assisted living units and 60 independent living apartments to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

Recent Acquisition History and Growth.  Since January 1, 2010, we added an aggregate of four skilled nursing facilities, one assisted living facility and two skilled nursing facilities which also provide assisted living and independent living services located in each of Utah, Idaho, Colorado and Texas that we had not operated previously. These facilities contributed 1,271 operational beds, respectively, to our operations, increasing our total capacity by approximately 14%. In addition, we acquired one home health and hospice operation in Idaho which did not add operational beds, however, added approximately $5.5 million in revenue to our operations.

The following table sets forth the location and number of licensed and independent living beds located at our facilities as of December 31, 2010:

	CA	AZ	TX	UT	CO	WA	ID	TOTAL

Number of facilities	33	12	17	9	5	3	3	82
Operational skilled nursing, assisted living and independent living beds	3,702	1,814	2,069	967	463	278	246	9,539

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

Effects of Changing Prices.  Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient's acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of MDS 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced, with a corresponding adverse impact on our financial condition, results of operations, or cash flows.

The DRA directs Centers for Medicare and Medicaid Services (CMS) to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Sec. 1833(g)(5) of the Social Security Act and directed them to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently as part of the Medicare and Medicaid Extenders Act of 2010, which extends the exceptions process through December 31, 2011.

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

On November 2, 2010, CMS issued the final rule for fiscal year 2011 Physician Fee Schedule, which included a moderation of the proposed cuts to Part B therapy reimbursement. CMS has adopted a 25% reduction in the practice expense component of Part B rehab payments for the second and subsequent therapies provided to a patient on the same day.

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates see Risk Factors - Risks Related to Our Business and Industry - “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements." The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

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

Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we offer, and may therefore attract individuals who are currently residents of our facilities, potential residents of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

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

 Unique Incentive Programs.  We believe that our employee compensation programs are unique within the skilled nursing industry. Employee stock options and performance bonuses, based on achieving target clinical quality and financial benchmarks, represent a significant component of total compensation for our facility leaders. We believe that these compensation programs assist us in encouraging our facility leaders and key employees to act with a shared ownership mentality. Furthermore, our facility leaders are motivated to help local facilities within a defined “cluster,” which is a group of geographically-proximate facilities that share clinical best practices, real-time financial data and other resources and information.

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

Since April 1999, we have acquired 85 facilities with approximately 10,200 operational beds, including 803 assisted living beds and 299 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

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

Community Focused Approach.  We view skilled nursing care primarily as a local, community-based business. Our local leadership-centered management culture enables each facility's nursing and support staff and leaders to meet the unique needs of their residents and local communities. We believe that our commitment to this “one-facility-at-a-time” philosophy helps to ensure that each facility, its residents, their family members and the community will receive the individualized attention they need. By serving our residents, their families, the community and our fellow healthcare professionals, we strive to make each individual facility the facility of choice in its local community.

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

Attractive Asset Base.  We believe that our facilities are among the best-operated in their respective markets. As of December 31, 2010, we owned 52 of the 82 facilities that we operated, and had purchase agreements or options to purchase eight of the 30 facilities that we operated under long-term lease arrangements. We will consider exercising some or all of these purchase options as they become exercisable, and we expect that we will own a higher percentage of our facilities in the future than we currently own. Assuming we eventually exercise all purchase options we currently hold and we don't dispose of any of our current facilities, we would own approximately 74% of the facilities we currently operate. By owning our facilities, we believe we will have better control over our occupancy costs over time, as well as increased financial and operational flexibility. We plan to continue to invest in our facilities, both owned and leased, to keep them physically attractive and clinically sound.

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

Increase Mix of High Acuity Patients.  Many skilled nursing facilities are serving an increasingly larger population of patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, as a result of government and other payors seeking lower-cost alternatives to traditional acute-care hospitals. We generally receive higher reimbursement rates for providing care for these patients. In addition, many of these patients require therapy and other rehabilitative services, which we are able to provide as part of our integrated service offerings. Where therapy services are prescribed by a patient's physician or other healthcare professional, we generally receive additional revenue in connection with the provision of those services. By making these integrated services available to such patients, and maintaining established clinical standards in the delivery of those services, we are able to increase our overall revenues. We believe that we can continue to attract high acuity patients and therapy patients to our facilities by maintaining and enhancing our reputation for quality care, continuing our community focused approach, and strengthening our referral networks.

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering real opportunities to improve financial performance within our existing facilities, as we seek to improve overall operational occupancy beyond our average occupancy rates for the years ended December 31, 2010 and 2009 of 79.9% and 79.4%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties, the expansion and upgrade of current facilities, and the potential construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring facilities within select geographic markets and may consider the construction of new facilities. In addition, historically we have targeted facilities that we believed were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 69 facilities that we acquired from 2001 through 2009, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 10.4% during the first full three months of operations to 13.8% during the thirteenth through fifteenth months of operations.

Labor

The operation of our skilled nursing and assisted living facilities requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2010, we had approximately 8,382 full-time equivalent employees, employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2010, approximately 60% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Regulations Regarding Our Facilities.  Governmental and other authorities periodically inspect our facilities to assess our compliance with various standards. The intensified regulatory and enforcement environment continues to impact healthcare providers, as these providers respond to periodic surveys and other inspections by governmental authorities and act on any noncompliance identified in the inspection process. Unannounced surveys or inspections generally occur at least annually, and also following a government agency's receipt of a complaint about a facility. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration (VA) program at some facilities, and to comply with our provider contracts with managed care clients at many facilities. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on facilities such as admission holds, provisional skilled nursing license or increased staffing requirements. If our facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, or lose our state licenses to operate the facilities.

Regulations Protecting Against Fraud.  Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 (BBA) expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act, alleging that a healthcare provider has defrauded the government. These claimants may seek treble damages for false claims and payment of additional civil monetary penalties. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Due to these “whistleblower” incentives, suits have become more frequent.

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

Violations of the federal anti-kickback laws can result in criminal penalties of up to $25,000 and five years imprisonment. Violations of the anti-kickback laws can also result in civil monetary penalties of up to $50,000 and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the anti-kickback laws may also result in an individual's or organization's exclusion from future participation in Medicare, Medicaid and other state and federal healthcare programs. Exclusion of us or any of our key employees from the Medicare or Medicaid program could have a material adverse impact on our operations and financial condition.

In addition to these regulations, we may face adverse consequences if we violate the federal Stark laws related to certain Medicare physician referrals. The Stark laws prohibit a physician from referring Medicare patients for certain designated health services where the physician has an ownership interest in or compensation arrangement with the provider of the services, with limited exceptions. Also, any services furnished pursuant to a prohibited referral are not eligible for payment by the Medicare programs, and the provider is prohibited from billing any third party for such services. The Stark laws provide for the imposition of a civil monetary penalty of $15,000 per prohibited claim, and up to $100,000 for knowingly entering into certain prohibited cross-referral schemes, and potential exclusion from Medicare for any person who presents or causes to be presented a bill or claim the person knows or should know is submitted in violation of the Stark laws. Such designated health services include physical therapy services; occupational therapy services; radiology services, including CT, MRI and ultrasound; durable medical equipment and services; radiation therapy services and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; inpatient and outpatient hospital services; clinical laboratory services; and diagnostic and therapeutic nuclear medical services.

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

Federal Health Care Reform. On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (PPACA), which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are effective immediately or within six to twelve months of PPACA’s enactment date.

•
Enhanced CMPs and Escrow Provisions —Effective March 23, 2010, PPACA includes expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provides for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

•
Nursing Home Transparency Requirements —In addition to expanded CMP provisions, PPACA imposes substantial new transparency requirements for Medicare-participating nursing facilities. Existing law requires Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. PPACA expands the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. Beginning March 23, 2010, facilities must have this information available for submission to the Secretary of Health and Human Services, the Office of Inspector General (OIG), the state in which the facility is located, and the state long-term care ombudsman upon request.

•
Suspension of Payments During Pending Fraud Investigations —PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that, beginning March 23, 2010, Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applies this suspension of payments provision to one of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

•
Overpayment Reporting and Repayment; Expanded False Claims Act Liability —PPACA also enacted several important changes that expand potential liability under the federal False Claims Act. Effective March 23, 2010, PPACA provides that overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within the later of sixty days of identification of the overpayment, or the date the corresponding cost report (if applicable) is due. Any overpayment retained after the deadline is considered an “obligation” for purposes of the federal False Claims Act.

•
Voluntary Pilot Program — Bundled Payments —To support the policies of making all providers responsible during an episode of care and rewarding value over volume, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care that begins three days prior to hospitalization and spans 30 days following discharge. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.

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

Payor Sources

Total Revenue by Payor Sources.  We derive revenue primarily from the Medicaid and Medicare programs, private pay patients and managed care payors. Medicaid typically covers patients that require standard room and board services, and provides reimbursement rates that are generally lower than rates earned from other sources. We monitor our quality mix, which is the percentage of non-Medicaid revenue from each of our facilities, to measure the level received from each payor across each of our business units. We intend to continue to focus on enhancing our care offerings to accommodate more high acuity patients.

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

Medicare.  Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must meet the CMS, “Conditions of Participation”, on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

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

Billing and Reimbursement.  Our revenue from government payors, including Medicare and state Medicaid agencies, is subject to retroactive adjustments in the form of claimed overpayments and underpayments based on rate adjustments and asserted billing and reimbursement errors. We believe billing and reimbursement errors, disagreements, overpayments and underpayments are common in our industry, and we are regularly engaged with government payors and their fiscal intermediaries in reviews, audits and appeals of our claims for reimbursement due to the subjectivity inherent in the processes related to patient diagnosis and care, recordkeeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce.

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

The following table sets forth the payor sources of our total revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Payor Sources for All Facilities:
Medicaid-custodial	$259,711	$219,188	$187,499
Medicare	219,217	174,769	154,852
Medicaid-skilled	17,573	12,449	8,537
Total	496,501	406,406	350,888
Managed care	84,364	72,544	64,361
Private and other payors(1)	68,667	63,052	54,123
Total revenue	$649,532	$542,002	$469,372

(1)	Includes revenue from our assisted living facilities.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2010	2009	2008
Percentage of Skilled Nursing Days:
Medicare	14.5%	14.1%	14.7%
Managed care	9.2	9.5	9.7
Other skilled	1.3	1.0	0.7
Skilled mix	25.0	24.6	25.1
Private and other payors	11.7	12.7	12.7
Quality mix	36.7	37.3	37.8
Medicaid	63.3	62.7	62.2
Total skilled nursing	100.0%	100.0%	100.0%

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

Reimbursement for Hospice Services.  Hospice revenues are primarily derived from Medicare. We receive one of four predetermined daily or hourly rates based on the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations.

We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate.

Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amounts. This annual aggregate cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice's aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services.

Available Information

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (Exchange Act). Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the Company may be accessed through the SEC's website at http://www.sec.gov.

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
We derived 42.7% of our revenue from the Medicaid program during the years ended December 31, 2010 and 2009. We derived 33.7% and 32.3% of our revenue from the Medicare program during the years ended December 31, 2010 and 2009, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.
The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. The Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 included, through federal fiscal year 2014, $490.0 million in savings from improving “Medicare and Medicaid program integrity”, and another $175.0 million in Medicaid savings through implementation of coding edits to ensure “appropriate Medicaid payments.” It is uncertain what proportion of these estimated cost savings will come from recoupments against long-term care facilities. However, despite the savings projected from effectively reducing payments to Medicaid providers, the Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 also included an outlay of $1.5 billion for Medicaid spending through federal fiscal year 2014, with a net increase in Medicaid outlays of $48.0 billion during the same time period. The federal share of current law Medicaid outlays is expected to be $248.0 billion, a $26.0 billion increase over projected fiscal year 2009 spending. Some of the projected increases in Medicaid outlays are pursuant to the American Recovery and Reinvestment Act passed in February 2009, which contained several temporary measures expected to increase Medicaid expenditures. In order to qualify for increases in Medicaid matching funds from the federal government, states must refrain from implementing eligibility standards, methodologies or procedures that are more restrictive than those in effect as of July 1, 2008. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.
Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.
Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California's governor declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009 described above. Further, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B.1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California's severe budget crisis, in July 2009, the State passed a budget-balancing proposal that eliminated this five percent growth cap by amending the current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. Although overall reimbursement from Medi-Cal remained stable, individual facility rates varied.
California's Governor signed the budget trailer into law in October 2010. Despite its enactment, these changes in reimbursement to long-term care facilities will be implemented retroactively to the beginning of the calendar quarter in which California submitted its request for federal approval of CMS. Most recently, on January 10, 2011, the California Governor proposed a budget for 2011-2012 which proposes to reduce Medi-Cal provider payments by 10%, including payments to long-term care facilities. Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. Since a significant portion of our revenue is generated from our skilled nursing operations in California, these budget reductions, if approved, could adversely affect our net patient service revenue and profitability. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under provider tax arrangements, states collect taxes or fees from healthcare providers and then return the revenue to these providers as Medicaid expenditures. Congress, however, has placed restrictions on states' use of provider tax and donation programs as a source of state matching funds. Under the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991, the federal medical assistance percentage available to a state was reduced by the total amount of healthcare related taxes that the state imposed, unless certain requirements are met. The federal medical assistance percentage is not reduced if the state taxes are broad-based and not applied specifically to Medicaid reimbursed services. In addition, the healthcare providers receiving Medicaid reimbursement must be at risk for the amount of tax assessed and must not be guaranteed to receive reimbursement through the applicable state Medicaid program for the tax assessed. Lower Medicaid reimbursement rates would adversely affect our revenue, financial condition and results of operations.
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
Skilled nursing facilities are required to perform consolidated billing for certain items and services furnished to patients and residents. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its residents receive in these situations. The BBA also affected skilled nursing facility payments by requiring that post-hospitalization skilled nursing services be “bundled” into the hospital's Diagnostic Related Group (DRG) payment in certain circumstances. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. At present, this provision applies to a limited number of DRGs, but already is apparently having a negative effect on skilled nursing facility utilization and payments, either because hospitals are finding it difficult to place patients in skilled nursing facilities which will not be paid as before or because hospitals are reluctant to discharge the patients to skilled nursing facilities and lose part of their payment. This bundling requirement could be extended to more DRGs in the future, which would accentuate the negative impact on skilled nursing facility utilization and payments. We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations.
Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.
The Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) were recently enacted as new laws. These new laws include sweeping changes to how health care is paid for and furnished in the United States.
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

Under PPACA, the U.S. Department of Health and Human Services (HHS) will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care that begins three days prior to hospitalization and spans 30 days following discharge. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.

PPACA attempts to improve the health care delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care. One of these key delivery system reforms is the encouragement of Accountable Care Organizations (ACOs). ACOs will facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards will be eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount. Quality performance standards will include measures in such categories as clinical processes and outcomes of care, patient experience and utilization of services.
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
We operate one or more skilled nursing facilities in the states of California, Arizona, Texas, Washington, Utah, Colorado and Idaho. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. For example, we are aware of one company in our industry that is subject to a substantial judgment as a result of not complying with minimum staffing laws. Deficiencies may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.
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
In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of December 31, 2010, we had one facility under probe review.
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
Separately, in 2006, the federal government introduced a program that utilizes independent contractors (other than the fiscal intermediaries) known as recovery audit contractors to identify and recoup Medicare overpayments. These recovery audit contractors are paid a contingent fee based on recoupments. In October 2008, this program was permanently implemented and from 2008 to the end of 2010 the program was expanded to all 50 states. We anticipate that the number of overpayment reviews will increase in the future, and that the reviewers could be more aggressive in making claims for recoupment. In 2006, one of our facilities was subjected to review under this program, resulting in a recoupment to the federal government of approximately $12,000. If future Medicare reviews result in significant refund payments to the federal government, it would have an adverse effect on our financial results.
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
The DRA directs Centers for Medicare and Medicaid Services (CMS) to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Sec. 1833(g)(5) of the Social Security Act and directed them to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently as part of the Medicare and Medicaid Extenders Act of 2010, which extends the exceptions process through December 31, 2011.
The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond December 31, 2011, which could also have an adverse effect on our revenue after that date.
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

Legislative reforms to investor and customer standards will impose new requirements upon us and increase our costs of doing business.
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

In December 2010, the OIG released a report entitled “Questionable Billing by Skilled Nursing Facilities.” The report examined the billing practices of skilled nursing facilities based on Medicare Part A claims from 2006 to 2008 and found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra high therapy categories, than government and not-for-profit operators. It also found that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher activities of daily living (ADL) scores, and had a “long” average length of stay among Part A beneficiaries, compared to their government and not-for-profit counterparts. The OIG recommended that CMS vigilantly monitor overall payments to skilled nursing facilities, adjust RUG rates annually, change the method for determining how much therapy is needed to ensure appropriate payments and conduct additional reviews for skilled nursing operators that exceed certain thresholds for higher paying therapy RUGs. CMS concurred with and agreed to take action on three of the four recommendations, declining only to change the methodology for assessing a patient's therapy needs. While the OIG report does not identify any particular skilled nursing operators, it indicated that the OIG would issue a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Although we believe our therapy assessment and billing practices are consistent with applicable law and CMS requirements, we cannot predict the extent to which the OIGs recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. We are not aware of the identity of any facility that may have been listed for further review by the OIG or referred to the fiscal intermediaries or other contractors by CMS, and do not know if the OIG list includes any Ensign facility. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-RUGs patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording ADL services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others, as well as other government agencies, unions, advocacy groups and others who seek to pursue their own mandates and agendas. Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, adversely change RUG rates, revise methodologies for assessing and treating patients, or conduct more frequent or intense reviews of our treatment and billing practices, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.
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
In addition, CMS has adopted, and is considering additional regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance.
Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility's administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility's compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated four facilities from the program to date. We currently have two facilities operating under special focus status.
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
Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2010, 76.4% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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
The skilled nursing business involves a significant risk of liability given the age and health of our patients and residents and the services we provide. We and others in our industry are subject to a large and increasing number of claims and lawsuits, including professional liability claims, alleging that our services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. Plaintiffs tend to sue every healthcare provider who may have been involved in the patient's care and, accordingly, we respond to multiple lawsuits and claims every year.
In addition, plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers and other long-term care companies, and have employed a wide variety of advertising and publicity strategies. Among other things, these strategies include establishing their own Internet websites, paying for premium advertising space on other websites, paying Internet search engines to optimize their plaintiff solicitation advertising so that it appears in advantageous positions on Internet search results, including results from searches for our company and facilities, using newspaper, magazine and television ads targeted at customers of the healthcare industry generally, as well as at customers of specific providers, including us. From time to time, law firms claiming to specialize in long-term care litigation have named us, our facilities and other specific healthcare providers and facilities in their advertising and solicitation materials. These advertising and solicitation activities could result in more claims and litigation, which could increase our liability exposure and legal expenses, divert the time and attention of our personnel from day-to-day business operations, and materially and adversely affect our financial condition and results of operations. Furthermore, to the extent the frequency and/or severity of losses from such claims and suits increases, our liability insurance premiums could increase and/or available insurance coverage levels could decline, which could materially and adversely affect our financial condition and results of operations.
Certain lawsuits filed on behalf of patients of long-term care facilities for alleged negligence and/or alleged abuses have resulted in large damage awards against other companies, both in and related to our industry. In addition, there has been an increase in the number of class action suits filed against long-term and rehabilitative care companies. For example, the State of California has established minimum staffing requirements for facilities operating in the state. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation as established under relevant state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or the possibility of litigation. We are aware of one company in our industry that is subject to a substantial judgment in a class action suit as a result of not complying with minimum staffing laws.

A class action suit was previously filed against us in the State of California alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California facilities. In 2007, we settled this class action suit and this settlement was approved by the affected class and the Court. We have been, and continue to be, subject to similar claims and legal actions, which could possibly result in large damage awards and settlements. In the wake of the substantial judgment awarded by a jury to a group of plaintiffs in a recent case against one of our competitors, we expect that plaintiff's attorneys will become increasingly more aggressive in their pursuit of claims alleging non-compliance with such requirements. We do not believe that the ultimate resolution of any known such action will have a material adverse effect on our business, financial condition, or results of operations. However, if there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.

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

On February 26, 2009, Congress reintroduced the Fairness in Nursing Home Arbitration Act of 2009. After failing to be enacted into law in the 110th Congress in 2008, the Fairness in Nursing Home Arbitration Act of 2009 was introduced in the 111th Congress and referred to the House and Senate judiciary committees in March 2009. The 111th Congress did not pass the bill and therefore has been cleared from the present agenda. We anticipate this bill will be reintroduced in the 112th Congress in 2011. If enacted, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 82 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney's office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney's office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney's office and respond to requests for information as they are received relative to the investigation.
We are cooperating with the U.S. Attorney's office, and intend to continue working with them to the extent they will allow us to help move their inquiry forward. To our knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney's office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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
We concluded the investigatory phase of this inquiry and completed a billing review of potentially affected claims in the third quarter of 2010. As a result of our billing reviews, we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, we followed such procedures and completed a billing review. Where such procedures and/or data were not available we developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. The issues detected appear to be isolated to one facility and one department within that facility. During the quarter ended September 30, 2010, we remitted payment of approximately $0.5 million, plus interest, for the estimated overpayments described above, with a resulting impact to net income of approximately $0.3 million.

In addition, we made observations at the facility regarding areas of potential improvement in some of our historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that we believe have strengthened, and can strengthen further, our recordkeeping and billing processes.

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

In September 2010, the board of directors appointed a special committee consisting solely of “independent directors” as such term is defined in Marketplace Rule 5605(b)(1) of the NASDAQ Stock Market Rules. The membership of the special committee includes all of the independent directors of our board of directors. The special committee was formed to represent the board’s, the Company’s and the stockholders' interests in addressing allegations and related matters arising from or in connection with the investigation being conducted by the DOJ. The special committee has been empowered to act on behalf of the board of directors with respect to these matters, and has been granted authority to, among other things, retain independent legal counsel and other third-party consultants to facilitate its work. The board’s quality assurance and compliance committee has been monitoring our response with respect to the DOJ investigation prior to the appointment of this special committee, and is expected to continue working with the board of directors, the special committee and management to facilitate the resolution of the matter. The special committee will dissolve at the time the DOJ investigation is concluded, or such earlier time as the board of directors determines that it is no longer necessary.
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
We may not be able to successfully or efficiently integrate new acquisitions with our existing operations, culture and systems. The process of integrating acquired facilities into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing facilities available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those facilities into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly acquired facilities. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the facilities in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at facilities we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.
In the year ended December 31, 2010, we acquired four skilled nursing facilities, one assisted living facility which also offers independent living services and one home health and hospice operation with a total of 650 operational beds. In 2009 we acquired twelve skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility with a total of 1,777 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.
In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had already been surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility's compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both facilities have successfully graduated from the Centers for Medicare and Medicaid Services' Special Focus program. We currently have two facilities remaining on special focus facility status.
In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired facilities, including contingent liabilities. For example, when we acquire a facility, we generally assume the facility's existing Medicare provider number for purposes of billing Medicare for services. If CMS later determined that the prior owner of the facility had received overpayments from Medicare for the period of time during which it operated the facility, or had incurred fines in connection with the operation of the facility, CMS could hold us liable for repayment of the overpayments or fines. If the prior operator is defunct or otherwise unable to reimburse us, we may be unable to recover these funds. We may be unable to improve every facility that we acquire. In addition, operation of these facilities may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges, or otherwise damage other areas of our company if they are not timely and adequately improved.
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
Furthermore, in some states, citations in one facility impact other facilities in the state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility's regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations as a whole.
Termination of our patient admission agreements and the resulting vacancies in our facilities could cause revenue at our facilities to decline.
Most state regulations governing skilled nursing and assisted living facilities require written patient admission agreements with each patient. Several of these regulations also require that each patient have the right to terminate the patient agreement for any reason and without prior notice. Consistent with these regulations, all of our skilled nursing patient agreements allow patients to terminate their agreements without notice, and all of our assisted living resident agreements allow residents to terminate their agreements upon thirty days' notice. Patients and residents terminate their agreements from time to time for a variety of reasons, causing some fluctuations in our overall occupancy as patients and residents are admitted and discharged in normal course. If an unusual number of patients or residents elected to terminate their agreements within a short time, occupancy levels at our facilities could decline. As a result, beds may be unoccupied for a period of time, which would have a negative impact on our revenue, financial condition and results of operations.

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

The skilled nursing and assisted living industries are highly competitive, and we expect that these industries may become increasingly competitive in the future. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional multi-facility providers that have substantially greater financial resources to small providers who operate a single nursing facility. We also compete with other skilled nursing and assisted living facilities, and with inpatient rehabilitation facilities, long-term acute care hospitals, home healthcare and other similar services and care alternatives. Increased competition could limit our ability to attract and retain patients, attract and retain skilled personnel, maintain or increase private pay and managed care rates or expand our business. Our ability to compete successfully varies from location to location depending upon a number of factors, including:

•	our ability to attract and retain qualified facility leaders, nursing staff and other employees;

•	the number of competitors in the local market;

•	the types of services available;

•	our local reputation for quality care of patients;

•	the commitment and expertise of our staff;

•	our local service offerings;

•	the cost of care in each locality; and

•	the physical appearance, location, age and condition of our facilities.
We may not be successful in attracting patients to our facilities, particularly Medicare, managed care, and private pay patients who generally come to us at higher reimbursement rates. Some of our competitors have greater financial and other resources than us, may have greater brand recognition and may be more established in their respective communities than we are. Competing skilled nursing companies may also offer newer facilities or different programs or services than we do and may thereby attract current or potential patients. Other competitors may have lower expenses or other competitive advantages, and, therefore, present significant price competition for managed care and private pay patients. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us.
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
In December 2008, CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date. If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.
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
With few exceptions, workers' compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (SIR) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in California, and elected non-subscriber status for workers compensation in Texas. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.
Our self-insurance programs may expose us to significant and unexpected costs and losses.
We have maintained general and professional liability insurance since 2002 and worker's compensation insurance since 2005 through a wholly-owned subsidiary insurance company, Standardbearer Insurance Company, Ltd. (Standardbearer), to insure our SIR and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

Further, because our SIR under our general and professional liability and workers compensation programs applies on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could incur liability in any policy period.
In May 2006, we began self-insuring our employee health benefits. With respect to our health benefits self-insurance, our reserves and premiums are computed based on a mix of company specific and general industry data that is not specific to our own company. Even with a combination of limited company-specific loss data and general industry data, our loss reserves are based on actuarial estimates that may not correlate to actual loss experience in the future. Therefore, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses.
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
The unwillingness on the part of both our management and staff to accede to union demands for “neutrality” and other concessions has resulted in a negative labor campaign by at least one labor union, the Service Employees International Union. From 2002 to 2007, this union, and individuals and organizations allied with or sympathetic to this union actively prosecuted a negative retaliatory publicity action, also known as a “corporate campaign,” against us and filed, promoted or participated in multiple legal actions against us. The union's campaign asserted, among other allegations, poor treatment of patients, inferior medical services provided by our employees, poor treatment of our employees, and health code violations by us. In addition, the union has publicly mischaracterized actions taken by the DHS against us and our facilities. In numerous cases, the union's allegations created the false impression that violations and other events that occurred at facilities prior to our acquisition of those facilities were caused by us. Since a large component of our business involves acquiring underperforming and distressed facilities, and improving the quality of operations at these facilities, we may have been associated with the past poor performance of these facilities. To the extent this union or another elects to directly or indirectly prosecute a corporate campaign against us or any of our facilities, our business could be negatively affected.

It has issued in the past, and may again issue in the future, public statements alleging that we or other for-profit skilled nursing operators have engaged in unfair, questionable or illegal practices in various areas, including staffing, patient care, patient evaluation and treatment, billing and other areas and activities related to the industry and our operations. We continue to anticipate similar criticisms, charges and other negative publicity from such sources on a regular basis, particularly in the current political environment and following the recent December 2010 OIG report entitled “Questionable Billing by Skilled Nursing Facilities,” which found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra high therapy categories, than government and not-for-profit operators, and that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher ADL scores, and had a longer average length of stay among Part A beneficiaries, than their government and not-for-profit counterparts. Even though no specific facility is named in the report, such reports provide unions and their allies with additional opportunities to make negative statements about, and to encourage regulators to seek investigatory and enforcement actions against, the industry in general and non-union operators like us specifically. Although we believe that our operations and business practices substantially conform to applicable laws and regulations, we cannot predict the extent to which we might be subject to adverse publicity or calls for increased regulatory scrutiny from union and union ally sources, or what effect, if any, such negative publicity would have on us, but to the extent they are successful, our revenue may be reduced, our costs may be increased and our profitability and business could be adversely affected.
This union has also attempted to pressure hospitals, doctors, insurers and other healthcare providers and professionals to cease doing business with or referring patients to us. If this union or another union is successful in convincing our patients, their families or our referral sources to reduce or cease doing business with us, our revenue may be reduced and our profitability could be adversely affected. Additionally, if we are unable to attract and retain qualified staff due to negative public relations efforts by this or other union organizations, our quality of service and our revenue and profits could decline. Our strategy for responding to union allegations involves clear public disclosure of the union's identity, activities and agenda, and rebuttals to its negative campaign.
Our ability to respond to unions, however, may be limited by some state laws, which purport to make it illegal for any recipient of state funds to promote or deter union organizing. For example, such a state law passed by the California Legislature was successfully challenged on the grounds that it was preempted by the National Labor Relations Act, only to have the challenge overturned by the Ninth Circuit in 2006 before being ultimately upheld by the United States Supreme Court in 2008. In addition, proposed legislation making it more difficult for employees and their supervisors to educate co-workers and oppose unionization, such as the proposed Employee Free Choice Act which would allow organizing on a single “card check” and without a secret ballot and similar changes to federal law, regulation and labor practice being advocated by unions and considered by Congress and the National Labor Relations Board, could make it more difficult to maintain union-free workplaces in our facilities. If proponents of these and similar laws are successful in facilitating unionization procedures or hindering employer responses thereto, our ability to oppose unionization efforts could be hindered, and our business could be negatively affected.
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
In addition, we occupy approximately 13% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers five of our facilities. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.
At December 31, 2010, we had $143.6 million of outstanding indebtedness under our Fourth Amended and Restated Loan Agreement (the Amended Term Loan), our Second Amended and Restated Loan and Security Agreement (the Revolver), promissory notes, bonds and mortgage notes, plus $141.5 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
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
Because our term loan, promissory notes, bonds, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.
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
If we decide to expand our presence in the assisted living, home health or hospice industries, we would become subject to risks in a market in which we have limited experience.
The majority of our facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living, home health and hospice industries or other relevant long term care service, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operations generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operations. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, assisted living, home health and hospice are regulated by different agencies, and we have less experience with the agencies that regulate assisted living, home health and hospice. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living, home health and hospice industries, we might have to adjust part of our existing business model, which could have an adverse effect on our business.
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
Financial markets experienced significant disruptions from 2008 through 2010. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Though we anticipate that the cash amounts generated internally, together with amounts available under the Revolver, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.
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
Four of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.
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
Some of the facilities we lease, own or may acquire may have asbestos-containing materials. Federal regulations require building owners and those exercising control over a building's management to identify and warn their employees and other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials. The presence of asbestos-containing materials, or the failure to properly dispose of or remediate such materials, also may adversely affect our ability to attract and retain patients and staff, to borrow when using such property as collateral or to make improvements to such property.
The presence of mold, lead-based paint, underground storage tanks, contaminants in drinking water, radon and/or other substances at any of the facilities we lease, own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a facility to retain or attract patients and staff and could adversely affect a facility's market value and ultimately could lead to the temporary or permanent closure of the facility.
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
While we do not have a formal dividend policy, we currently intend to continue to pay regular quarterly dividends to the holders of our common stock, but future dividends will continue to be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by financing arrangements including pursuant to the loan and security agreement governing our revolving line of credit, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. From 2002 through 2010, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. We may not be able to pay or maintain dividends, and we may at any time elect not to pay dividends but to retain cash for other purposes. We also cannot assure you that the level of dividends will be maintained or increase over time or that increases in demand for our beds and monthly patient fees will increase our actual cash available for dividends to stockholders. It is possible that we may pay dividends in a future period that may exceed our net income for such period. The failure to pay or maintain dividends could adversely affect our stock price.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
Our current executive officers, directors and their affiliates, if they act together, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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
In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, series of preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to any distribution to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us. We also intend to continue to actively pursue acquisitions of facilities and may issue shares of stock in connection with these acquisitions.
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
Testing and maintaining internal controls can divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report if we conclude that our internal controls over financial reporting are not effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.
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

Facilities.  As of December 31, 2010, we operated 82 facilities in California, Arizona, Texas, Washington, Colorado, Utah and Idaho, with the operational capacity to serve approximately 9,500 residents. Of the 82 facilities that we operated, we owned 52 facilities and leased 30 facilities pursuant to operating leases, eight of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future, which we believe will enable us to better control our occupancy costs over time. We currently do not manage any facilities for third parties and do not actively seek to manage facilities for others, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our facilities at December 31, 2010:

State	Leased without a Purchase Option	Purchase Agreement or Leased with a Purchase Option	Owned	Total Operational Beds
California	1,703	869	1,130	3,702
Arizona	579	—	1,235	1,814
Texas	112	—	1,957	2,069
Utah	222	—	745	967
Colorado	—	—	463	463
Washington	—	—	278	278
Idaho	—	88	158	246
Total	2,616	957	5,966	9,539

Skilled nursing	2,616	887	5,211	8,714
Assisted living	—	70	608	678
Independent living	—	—	147	147
Total	2,616	957	5,966	9,539

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 82 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney's office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ)

served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney's office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney's office and respond to requests for information as they are received relative to the investigation.

We are cooperating with the U.S. Attorney's office, and intend to continue working with them to the extent they will allow us to help move their inquiry forward. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney's office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

In September 2010, the board of directors appointed a special committee consisting solely of “independent directors” as such term is defined in Marketplace Rule 5605(b)(1) of the NASDAQ Stock Market Rules. The membership of the special committee includes all of the independent directors of our board of directors. The special committee was formed to represent the board’s, the Company’s and the stockholders' interests in addressing allegations and related matters arising from or in connection with the investigation being conducted by the DOJ. The special committee has been empowered to act on behalf of the board of directors with respect to these matters, and has been granted authority to, among other things, retain independent legal counsel and other third-party consultants to facilitate its work. The board’s quality assurance and compliance committee has been monitoring our response with respect to the DOJ investigation prior to the appointment of this special committee, and is expected to continue working with the board of directors, the special committee and management to facilitate the resolution of the matter. The special committee will dissolve at the time the DOJ investigation is concluded, or such earlier time as the board of directors determines that it is no longer necessary.

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

Item 4. (Removed and Reserved)

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2010
First Quarter	$18.79	$15.32
Second Quarter	18.98	16.51
Third Quarter	18.85	15.01
Fourth Quarter	26.97	17.47
Fiscal 2009
First Quarter	$18.90	$12.58
Second Quarter	16.50	12.50
Third Quarter	16.34	12.94
Fourth Quarter	15.70	13.50

During fiscal 2010, we declared aggregate cash dividends of $0.205 per share of common stock, for a total of approximately $4.3 million.

As of February 15, 2011, there were approximately 110 holders of record of our common stock.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on November 9, 2007 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 11/9/07 in stock or 10/31/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Comparison of 38 month cumulative total return among The Ensign Group, Inc., NASDAQ Market Index, Skilled Nursing Facilities

	12/31/2007	12/31/2008	12/31/2009	12/31/2010
The Ensign Group, Inc.	$89.47	$105.39	$97.97	$160.26
NASDAQ Market Index	$92.69	$54.85	$79.65	$93.63
Peer Group	$100.28	$64.56	$64.83	$86.64

The current composition of SIC Code 8051 - Skilled Nursing Facilities - is as follows:

AdCare Health Systems, Inc., Advocat, Inc., Assisted Living Concepts, Inc., Capital Senior Living Corp., Five Star Quality Care, Inc., National Healthcare Corporation, Sabra Healthcare, Inc., Skilled Healthcare Group, Inc., The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2009
First Quarter	$0.045	$926
Second Quarter	$0.045	$927
Third Quarter	$0.045	$928
Fourth Quarter	$0.050	$1,032
2010
First Quarter	$0.050	$1,037
Second Quarter	$0.050	$1,039
Third Quarter	$0.050	$1,042
Fourth Quarter	$0.055	$1,150

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2010, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The loan and security agreement governing our revolving line of credit with General Electric Capital Corporation restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent operating subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. generally accepted accounting principles (GAAP).

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2010, nor issue any securities that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Revenue	$649,532	$542,002	$469,372	$411,318	$358,574
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	516,668	434,318	376,742	335,014	284,847
Facility rent - cost of services	14,478	14,703	14,932	16,675	16,404
General and administrative expense	26,099	20,767	20,017	15,945	14,210
Depreciation and amortization	16,633	13,276	9,026	6,966	4,221
Total expenses	573,878	483,064	420,717	374,600	319,682
Income from operations	75,654	58,938	48,655	36,718	38,892
Other income (expense):
Interest expense	(9,123)	(5,691)	(4,784)	(4,844)	(2,990)
Interest income	248	279	1,374	1,558	772
Other expense, net	(8,875)	(5,412)	(3,410)	(3,286)	(2,218)
Income before provision for income taxes	66,779	53,526	45,245	33,432	36,674
Provision for income taxes	26,253	21,040	17,736	12,905	14,125
Net income	$40,526	$32,486	$27,509	$20,527	$22,549
Net income per share(1):
Basic	$1.95	$1.58	$1.34	$1.39	$1.66
Diluted	$1.92	$1.55	$1.33	$1.17	$1.34
Weighted average common shares outstanding:
Basic	20,744	20,603	20,520	14,497	13,366
Diluted	21,159	20,925	20,715	17,470	16,823
(1) See Note 3 of the Notes to the Consolidated Financial Statements.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$72,088	38,855	$41,326	$51,732	$25,491
Working capital	76,642	45,559	46,811	62,969	28,281
Total assets	479,892	391,348	296,901	267,389	190,531
Long-term debt, less current maturities	139,451	107,401	59,489	60,577	63,587
Redeemable, convertible preferred stock	—	—	—	—	2,725
Stockholders' equity	228,203	187,559	156,021	129,677	51,147
Cash dividends declared per common share	$0.205	0.185	$0.165	$0.160	$0.130

On December 31, 2010, we executed a promissory note with RBS Asset Finance, Inc. (RBS) as Lender for a $35.0 million term loan (RBS Term Loan). See the “Liquidity and Capital Resources” section below for further details.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$92,287	$72,214	$57,681	$43,684	$43,113
EBITDAR(1)	$106,765	$86,917	$72,613	$60,359	$59,517

(1)
EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent - cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

We typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing and assisted living facility. EBITDA and EBITDAR are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, facility rent - cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance facilities, the amount of debt that we have incurred, whether a facility is owned or leased, the date of acquisition of a facility or business, or the tax law of the state in which a business unit operates. As a result, we believe that the use of EBITDA and EBITDAR provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.

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

Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our consolidated financial statements and related notes included elsewhere in this document.

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Statement of Income Data:
Net income	$40,526	$32,486	$27,509	$20,527	$22,549
Interest expense, net	8,875	5,412	3,410	3,286	2,218
Provision for income taxes	26,253	21,040	17,736	12,905	14,125
Depreciation and amortization	16,633	13,276	9,026	6,966	4,221
EBITDA	$92,287	$72,214	$57,681	$43,684	$43,113
Facility rent - cost of services	14,478	14,703	14,932	16,675	16,404
EBITDAR	$106,765	$86,917	$72,613	$60,359	$59,517

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A. - “Risk Factors.”

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 85 facilities located in California, Arizona, Texas, Washington, Colorado, Utah and Idaho. All of these facilities are skilled nursing facilities, other than four stand-alone assisted living facilities in Arizona, Colorado and Texas and seven campuses that offer both skilled nursing and assisted living, independent living or hospice care services in California, Arizona, Utah and Texas. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of December 31, 2010, we operated 82 facilities, of which we owned 52 and operated an additional 30 facilities under long-term lease arrangements, and had options to purchase for eight of those 30 facilities. The following table summarizes our facilities and licensed and independent living beds by ownership status as of December 31, 2010:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	52	8	22	82
Percent of total	63.4%	9.8%	26.8%	100.0%
Operational skilled nursing, assisted living and independent living beds	5,966	957	2,616	9,539
Percent of total	62.6%	10.0%	27.4%	100.0%

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

Acquisitions and Developments

On January 1, 2010, we purchased two skilled nursing facilities in Idaho for $7.6 million, which was paid in cash. These acquisitions added 158 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior owner as a part of this transaction.

On May 1, 2010, we purchased two skilled nursing facilities in Texas for approximately $8.5 million, which was paid in cash. This acquisition added approximately 277 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1.5 million was recognized in goodwill as a part of this transaction.

On May 1, 2010, we purchased a home health and hospice operation in Idaho for approximately $2.7 million, which was paid in cash. The acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1.6 million and $0.7 million was recognized as goodwill and other indefinite lived intangibles, respectively, as a part of this transaction.

On November 1, 2010, we purchased an assisted living facility in Colorado for approximately $2.4 million, which was paid in cash. This acquisition added 215 assisted living beds to our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.

On December 31, 2010, four of our real estate holding subsidiaries executed a promissory note with RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $35.0 million (RBS Loan). The RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018. As of December 31, 2010, our subsidiaries had $35.0 million outstanding on the RBS Loan.

On January 1, 2011, we purchased one skilled nursing facility which also provides assisted living and independent living services and one independent living facility in Texas for approximately $14.6 million, which was paid in cash. These acquisitions added 123 operational skilled nursing beds, 77 assisted living units, 72 independent living units and 20 independent living cottages to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

On February 1, 2011, we purchased one skilled nursing facility in Utah, which also has the capacity to provide assisted living and independent living services for approximately $16.6 million which was paid in cash. This acquisition added 221 operational skilled nursing beds, 48 operational assisted living units and 60 independent living apartments to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

See further discussion of facility acquisitions in Note 6 to the Consolidated Financial Statements below.

Key Performance Indicators

We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:

•
Routine revenue:  Routine revenue is generated by the contracted daily rate charged for all contractually inclusive services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition

•
Skilled revenue:  The amount of routine revenue generated from patients in our skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled residents that are included in this population represent very high acuity residents who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our assisted living services.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2010	2009	2008
Skilled Mix:
Days	25.0%	24.6%	25.1%
Revenue	49.1%	48.2%	48.8%
Quality Mix:
Days	36.7%	37.3%	37.8%
Revenue	57.8%	57.7%	58.2%

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

The following table summarizes our occupancy statistics for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Occupancy:
Operational beds at end of period	9,539	8,948	7,324
Available patient days	3,389,313	2,965,401	2,634,183
Actual patient days	2,706,543	2,353,087	2,135,662
Occupancy percentage (based on operational beds)	79.9%	79.4%	81.1%

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

	December 31,
	2010		2009		2008
	$	%	$	%	$	%
			(In thousands)
Revenue:
Medicaid - custodial	$259,711	40.0%	$219,188	40.4%	$187,499	40.0%
Medicare	219,217	33.7	174,769	32.3	154,852	33.0
Medicaid - skilled	17,573	2.7	12,449	2.3	8,537	1.8
Total	496,501	76.4	406,406	75.0	350,888	74.8
Managed care	84,364	13.0	72,544	13.4	64,361	13.7
Private and other(1)	68,667	10.6	63,052	11.6	54,123	11.5
Total revenue	$649,532	100.0%	$542,002	100.0%	$469,372	100.0%

(1)	Includes revenue from assisted living facilities.

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

Facility Rent - Cost of Services.  Facility rent - cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party owners of the facilities that we operate but do not own and does not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

General and Administrative Expense.  General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to our information systems, stock-based compensation and rent for our Service Center office.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported. The following summarizes our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations; and (b) require management's most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

 We recognize revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Revenue from the Medicare and Medicaid programs accounted for 76.4% and 75.0% of our revenue for the years ended December 31, 2010 and 2009, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. We recorded retroactive adjustments that increased (decreased) revenue by ($0.1) million, $0.2 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in revenue from retroactive revenue adjustments in 2010 is attributable to the item disclosed under “Other Matters” in Note 17 in the Notes to Consolidated Financial Statements. Retroactive revenue adjustments increased revenue by $0.3 million for the year ended December 31, 2010 prior to the item disclosed in Note 17. Based on Management's assessment, liabilities of approximately $1.1 million have been accrued for retroactive revenue adjustments as of December 31, 2010.

The Company’s service specific revenue recognition policies are as follows:

Skilled Nursing Revenue

Our revenue is derived primarily from providing long-term healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis. We record revenue from private pay patients, at the agreed upon rate, as services are performed.

Home Health and Hospice Revenue Recognition

Episodic Based Revenue —Net service revenue is typically recorded on a 60-day episode payment rate. We make adjustments to revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We record an estimate for the impact of such payment adjustments based on our historical experience. In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on days completed of the episode of care.

Non-episodic Based Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable.

Hospice Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. We make adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes historical collection rates on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities.

 Accounts Receivable

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. The percentages applied to the aged receivable balances are based on our historical experience and time limits, if any, for managed care, Medicare and Medicaid. We periodically refine our procedures for estimating the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.

Self-Insurance

We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for us. For claims made after April 1, 2010, the combined self-insured retention was $0.5 million per claim with an aggregate $1.7 million deductible limit. For all facilities, except for four located in Colorado, the third-party coverage above these limits was $1.0 million per occurrence, $3.0 million per facility, with a $10.0 million blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per occurrence and $3.0 million per facility, which is independent of the $10.0 million blanket aggregate applicable to our other 78 facilities.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. Our policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluate the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying consolidated balance sheets were $26.0 million and $22.3 million as of December 31, 2010 and 2009, respectively.

Our operating subsidiaries are self-insured for workers’ compensation liability in California. To protect ourself against loss exposure in California with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.5 million for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims. Our operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers' compensation liabilities are recorded on an undiscounted basis in the accompanying consolidated balance sheets and were $9.2 million and $7.6 million as of December 31, 2010 and 2009, respectively.

We provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of our employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect ourself against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.3 million for each covered person with an aggregate individual stop loss deductible of $0.1 million. These limits reset every plan year subject to a lifetime maximum of $5.0 million per each covered person on the Preferred Provider Organization (PPO) and Exclusive Provider Organization (EPO) plans and an unlimited lifetime plan maximum on the Health Maintenance Organization (HMO) plan. The aforementioned coverage only applies to claims paid during the plan year. Our accrued liability under these plans recorded on an undiscounted basis in the accompanying consolidated balance sheets was $2.2 million and $2.3 million at December 31, 2010 and 2009, respectively.

We believe that adequate provision has been made in the Financial Statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of our reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, with the assistance of an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to net income. If our actual liability exceeds our estimates of loss, our future earnings and financial condition, and cash flows would be adversely affected.

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

The provision for income taxes is determined by applying the estimated annual effective tax rate to pretax income, adjusted for discrete transactions occurring during the period. In determining the annual income tax rate for financial statements for interim periods, we must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. When we take uncertain income tax positions, we record a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, we must consider the potential outcomes from a review of the positions by the taxing authorities.

In determining the need for a valuation allowance, the annual income tax rate for interim periods, or the need for a magnitude of liabilities for uncertain tax positions, the Company makes certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with our estimates and assumptions, actual results could differ.

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

New Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board clarified that health care entities should not net insurance recoveries against related claim liability unless otherwise allowed under generally accepted accounting principles (GAAP). Further, such entities should determine the claim liability without considering insurance recoveries. It was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. We evaluated the potential impact of adopting these amendments and determined the impact to be an increase to our insurance receivables and liabilities of approximately $2.0 million as of December 31, 2010.

In November 2010, the Emerging Issues Task Force (EITF) of the FASB reached a final consensus that if comparative financial statements are presented, an entity should present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period when preparing the pro forma financial information. The EITF also reached a final consensus that entities must provide additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This final consensus will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. We do not believe the adoption of these amendments will have a material effect on our financial statements.

In December, 2010, the FASB amended its view on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. We do not believe the adoption of these amendments will have a material effect on our financial statements.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	79.5	80.1	80.3
Facility rent - cost of services	2.2	2.7	3.2
General and administrative expense	4.0	3.8	4.2
Depreciation and amortization	2.6	2.5	1.9
Total expenses	88.3	89.1	89.6
Income from operations	11.7	10.9	10.4
Other income (expense):
Interest expense	(1.4)	(1.1)	(1.0)
Interest income	—	0.1	0.3
Other expense, net	(1.4)	(1.0)	(0.7)
Income before provision for income taxes	10.3	9.9	9.7
Provision for income taxes	4.1	3.9	3.8
Net income	6.2%	6.0%	5.9%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$649,532	$542,002	$107,530	19.8%
Number of facilities at period end	82	77	5	6.5%
Actual patient days	2,706,543	2,353,087	353,456	15.0%
Occupancy percentage - Operational beds	79.9%	79.4%		0.5%
Skilled mix by nursing days	25.0%	24.6%		0.4%
Skilled mix by nursing revenue	49.1%	48.2%		0.9%

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$497,274	$468,032	$29,242	6.2%
Number of facilities at period end(1)	56	56	—	—%
Actual patient days	1,971,860	1,980,008	(8,148)	(0.4)%
Occupancy percentage - Operational beds	83.1%	81.7%		1.4%
Skilled mix by nursing days	28.6%	26.6%		2.0%
Skilled mix by nursing revenue	53.5%	50.6%		2.9%

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2) :
Revenue	$35,830	$33,305	$2,525	7.6%
Number of facilities at period end	6	6	—	—%
Actual patient days	167,245	162,250	4,995	3.1%
Occupancy percentage - Operational beds	71.9%	69.8%		2.1%
Skilled mix by nursing days	19.1%	18.1%		1.0%
Skilled mix by nursing revenue	41.5%	41.2%		0.3%

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$116,428	$40,665	$75,763	NM %
Number of facilities at period end	20	15	5	NM %
Actual patient days	567,438	210,829	356,609	NM %
Occupancy percentage - Operational beds	72.5%	68.1%		4.4%
Skilled mix by nursing days	13.8%	11.2%		2.6%
Skilled mix by nursing revenue	31.5%	25.2%		6.3%

(1) Same Facility results represent all facilities purchased prior to January 1, 2007. Same Facility results for 2009 include the results of operations through September 30, 2009 of our assisted living facility in Arizona where we decided not to exercise our renewal option on the lease which expired on September 30, 2009. The non-renewal of this lease reduced the number of actual patient days by 21,984 during the year ended December 31, 2010.
(2) Transitioning Facility results represents all facilities purchased from January 1, 2007 to December 31, 2008.

(3) Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2009. Recently Acquired Facilities also includes the operations of our one home health and hospice operation for the year ended December 31, 2010.

Revenue. Revenue increased $107.5 million, or 19.8%, to $649.5 million for the year ended December 31, 2010 compared to $542.0 million for the year ended December 31, 2009. Of the $107.5 million increase, Medicare and managed care revenue increased $55.8 million, or 22.5%, Medicaid revenue increased $40.5 million, or 18.5%, other skilled revenue increased $5.1 million, or 41.2%, and private and other revenue increased $6.1 million, or 9.8%. Approximately $75.8 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2009, the Company has acquired twenty facilities and one home health and hospice operation in six states.

Revenue generated by Same Facilities increased $29.2 million, or 6.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily due to an increase in occupancy of 1.4% to 83.1% and skilled mix of 2.9%, to 53.5%, which was the result of an 8.2% increase in skilled mix days combined with higher acuity levels and rates. Same Facility revenue in 2009 included approximately $1.4 million in revenue from our assisted living facility in Arizona where the lease expired on September 30, 2009 due to our decision not to exercise our renewal option on the lease. The reduction in the number of actual patient days relates to the non-renewal of this lease. Excluding the impact of the non-renewal of this lease, patient days increased by 13,826, or 0.7%.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009	% Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$577.63	$547.06	$488.63	$471.51	$456.48	$456.84	$553.61	$536.74	3.1%
Managed care	345.36	337.99	395.10	418.52	399.98	405.22	351.11	342.32	2.6%
Other skilled	546.35	592.57	—	—	624.07	—	548.94	592.57	(7.4)%
Total skilled revenue	484.67	465.12	452.74	456.75	448.69	448.21	478.92	464.00	3.2%
Medicaid	165.10	161.36	150.22	144.87	155.75	160.38	162.00	160.11	1.2%
Private and other payors	189.78	182.69	150.86	141.28	172.33	189.20	180.72	178.12	1.5%
Total skilled nursing revenue	$258.89	$244.39	$208.04	$200.50	$199.07	$198.74	$243.26	$237.18	2.6%

Same Facility Medicare daily rates increased by 5.6%, due to increased acuity levels and rates. The 2010 results only incorporate one quarter of the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy.

Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Accordingly, the overall average Medicare daily rate increased by 3.1% in the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of the impact of lower acuity levels at Transitioning and Recently Acquired Facilities. The average Medicaid rate increased 1.2% in the year ended December 31, 2010 relative to the same period in the prior year, primarily due to increases in rates in acuity based reimbursement states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Revenue:
Medicare	34.9%	33.0%	27.6%	30.7%	25.7%	21.4%	33.0%	32.0%
Managed care	14.9	14.8	13.9	10.5	5.1	3.8	13.2	13.7
Other skilled	3.7	2.8	—	—	0.7	—	2.9	2.5
Skilled mix	53.5	50.6	41.5	41.2	31.5	25.2	49.1	48.2
Private and other payors	7.4	8.1	15.4	16.0	12.4	20.5	8.7	9.5
Quality mix	60.9	58.7	56.9	57.2	43.9	45.7	57.8	57.7
Medicaid	39.1	41.3	43.1	42.8	56.1	54.3	42.2	42.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Days:
Medicare	15.6%	14.7%	11.7%	13.1%	11.1%	9.3%	14.5%	14.1%
Managed care	11.2	10.7	7.3	5.0	2.5	1.9	9.2	9.5
Other skilled	1.8	1.2	—	—	0.2	—	1.3	1.0
Skilled mix	28.6	26.6	19.0	18.1	13.8	11.2	25.0	24.6
Private and other payors	10.1	10.9	21.3	22.7	15.6	21.5	11.7	12.7
Quality mix	38.7	37.5	40.3	40.8	29.4	32.7	36.7	37.3
Medicaid	61.3	62.5	59.7	59.2	70.6	67.3	63.3	62.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $82.4 million, or 19.0%, to $516.7 million for the year ended December 31, 2010 compared to $434.3 million for the year ended December 31, 2009. Cost of services decreased as a percent of total revenue to 79.5% for the year ended December 31, 2010 as compared to 80.1% for the year ended December 31, 2009. Of the $82.4 million increase, Same Facilities increased $18.9 million, or 5.1% and Recently Acquired Facilities increased $62.2 million. The $18.9 million increase in Same Facility cost of services was primarily due to a $9.4 million increase in salaries and benefits and a $5.5 million increase in ancillary expenses, partially offset by a decrease in insurance costs of $0.9 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits and the increase in ancillary expenses was primarily due to increased therapy wages. The decrease in insurance was primarily due to decreased medical and dental healthcare benefits due to a decrease in current and projected claims.

Facility Rent - Cost of Services. Facility rent - cost of services decreased $0.2 million, or 1.5%, to $14.5 million for the year ended December 31, 2010 compared to $14.7 million for the year ended December 31, 2009. Facility rent-cost of services as a percent of total revenue was 2.2% for the year ended December 31, 2010 as compared to 2.7% for the year ended December 31, 2009.

General and Administrative Expense. General and administrative expense increased $5.3 million, or 25.7%, to $26.1 million for the year ended December 31, 2010 compared to $20.8 million for the year ended December 31, 2009. General and administrative expense increased as a percent of total revenue to 4.0% for the year ended December 31, 2010 as compared to 3.8% for the year ended December 31, 2009. The $5.3 million increase was primarily due to increases in wages and benefits due to our growth and improved financial performance.

We have higher stock-based compensation expense which has impacted cost of services and general and administrative expenses. In 2011 the prospective method used at the adoption date will no longer impact the expense calculation.

Depreciation and Amortization. Depreciation and amortization expense increased $3.3 million, or 25.3%, to $16.6 million for the year ended December 31, 2010 compared to $13.3 million for the year ended December 31, 2009. Depreciation and amortization expense increased as a percent of total revenue to 2.6% for the year ended December 31, 2010 as compared to 2.5% for the year ended December 31, 2009. This increase was primarily related to the additional depreciation of $2.2 million at Recently Acquired Facilities, as well as an increase of $1.1 million at Same Facilities due to recent renovations. Of the $2.2 million increase at Recently Acquired Facilities, $0.5 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.

Other Income (Expense). Other expense, net increased $3.5 million, or 64.0%, to $8.9 million for the year ended December 31, 2010 compared to $5.4 million for the year ended December 31, 2009. Other expense, net increased as a percent of total revenue to 1.4% for the year ended December 31, 2010 as compared to 1.0% for the year ended December 31, 2009. This increase was primarily the result of interest expense on the additional $40.0 million added to the Amended Term Loan in November 2009. We anticipate interest expense will increase in 2011 due to the addition of $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan). See further discussion of RBS Loan below.

Provision for Income Taxes. Provision for income taxes increased $5.3 million, or 24.8%, to $26.3 million for the year ended December 31, 2010 compared to $21.0 million for the year ended December 31, 2009. This increase resulted from the increase in income before income taxes of $13.3 million, or 24.8%. Our effective tax rate was 39.3% for the years ended December 31, 2010 and 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$542,002	$469,372	$72,630	15.5%
Number of facilities at period end	77	63	14	22.2%
Actual patient days	2,353,087	2,135,662	217,425	10.2%
Occupancy percentage - Operational beds	79.4%	81.1%		(1.7)%
Skilled mix by nursing days	24.6%	25.1%		(0.5)%
Skilled mix by nursing revenue	48.2%	48.8%		(0.6)%

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$403,384	$384,537	$18,847	4.9%
Number of facilities at period end(1)	46	46	—	—%
Actual patient days	1,690,102	1,717,473	(27,371)	(1.6)%
Occupancy percentage - Operational beds	83.2%	83.9%		(0.7)%
Skilled mix by nursing days	26.9%	26.4%		0.5%
Skilled mix by nursing revenue	50.8%	50.0%		0.8%

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2) :
Revenue	$87,770	$79,876	$7,894	9.9%
Number of facilities at period end	15	15	—	—%
Actual patient days	407,437	397,544	9,893	2.5%
Occupancy percentage - Operational beds	73.5%	71.5%		2.0%
Skilled mix by nursing days	22.3%	19.4%		2.9%
Skilled mix by nursing revenue	46.6%	42.5%		4.1%

	Years Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$50,848	$4,959	$45,889	NM %
Number of facilities at period end	17	2	15	NM %
Actual patient days	255,548	20,645	234,903	NM %
Occupancy percentage - Operational beds	67.1%	67.5%		(0.4)%
Skilled mix by nursing days	13.2%	29.3%		(16.1)%
Skilled mix by nursing revenue	29.5%	53.3%		(23.8)%

(1)
Same Facility results represent all facilities purchased prior to January 1, 2006. Same Facility includes the results of operations through September 30, 2009 of our assisted living facility in Arizona where we decided not to exercise our renewal option on the lease. The lease expired on September 30, 2009.

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

Facility Rent - Cost of Services.  Facility rent - cost of services decreased $0.2 million, or 1.5%, to $14.7 million for the year ended December 31, 2009 compared to $14.9 million for the year ended December 31, 2008. Facility rent-cost of services as a percent of total revenue was 2.7% for the year ended December 31, 2009 as compared to 3.2% for the year ended December 31, 2008. In 2008, rent expense was reduced by a recovery of $0.6 million related to the favorable settlement of an accrued contingent rent liability, which did not recur in the current year. Taking the recovery into consideration, rent expense decreased by $0.8 million during the year ended December 31, 2009 as compared to 2008 due to the purchases of six previously leased properties during 2008.

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

Liquidity and Capital Resources

Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver). As of December 31, 2010 and 2009, the maximum available for borrowing under the Revolver was approximately $50.0 million, respectively, subject to available collateral limits. During the years ended December 31, 2010 and 2009, the amount of borrowing capacity pledged to secure outstanding letters of credit was $2.4 million and $2.1 million, respectively. In addition, the Revolver includes provisions that allow the Lender to establish reserves against collateral for actual and contingent liabilities, a right which the Lender exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.

Since 2004, we have financed the majority of our facility acquisitions primarily through leveraging mortgages on existing facilities, cash generated from operations or proceeds from the IPO. Cash paid for business acquisitions was $21.1 million, $61.3 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash paid for asset acquisitions was $0, $0 and $18.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $28.8 million, $21.9 million and $19.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. We currently have $30.0 million budgeted for capital expenditure projects in 2011.

On January 1, 2011, we purchased one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas for approximately $14.6 million, which was paid in cash. In February 2011, we purchased one skilled nursing facility in Utah, which also has the capacity to provide assisted living and independent living services, for approximately $16.6 million, which was paid in cash.

We believe our current cash balances, our cash flow from operations and our Revolver will be sufficient to cover our operating and investing needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of December 31, 2010, we held debt security investments of approximately $12.1 million, of which $8.1 million are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $4.0 million debt security investment is AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$60,501	$46,271	$46,671
Net cash used in investing activities	(57,186)	(80,469)	(50,930)
Net cash provided by (used in) financing activities	29,918	31,727	(6,147)
Net increase (decrease) in cash and cash equivalents	33,233	(2,471)	(10,406)
Cash and cash equivalents at beginning of period	38,855	41,326	51,732
Cash and cash equivalents at end of period	72,088	38,855	41,326

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operations for the year ended December 31, 2010 was $60.5 million compared to $46.3 million for the year ended December 31, 2009, an increase of $14.2 million. This increase was primarily due to our improved operating results, which contributed $64.7 million in 2010 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, impairment charges, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $52.2 million for 2009, an increase of $12.5 million.

Net cash used in investing activities for the year ended December 31, 2010 was $57.2 million compared to $80.5 million for the year ended December 31, 2009, a decrease of $23.3 million. The decrease was primarily the result of $56.7 million in cash paid for business acquisitions and purchased property and equipment in the year ended December 31, 2010 compared to $80.7 million in the year ended December 31, 2009, a decrease of $24.0 million.

Net cash provided by financing activities for the year ended December 31, 2010 was $29.9 million as compared to $31.7 million for the year ended December 31, 2009, a decrease of $1.8 million. This decrease was primarily the result of the receipt of proceeds from the issuance of debt of $35.0 million during the year ended December 31, 2010, as compared to $40.0 million in 2009, a decrease of $5.0 million. This decrease was partially offset by a reduction in payments of principal on capital lease obligations of $3.0 million due to our 2009 purchase of one facility which we previously operated under a capital lease which did not recur in 2010. Further, this decrease was partially offset by increases in dividends paid of $0.4 million and payments of long term debt of $0.9 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

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

Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations outstanding as of December 31, 2005, 2006, 2007, 2008, 2009 and 2010 were as follows:

	December 31,
	2005	2006	2007	2008	2009	2010
	(In thousands)
Amended Term Loan with GE Capital	$16,968	$55,653	$54,929	$54,102	$93,170	$91,724
Mortgage Loan and Promissory Notes	9,086	8,875	8,641	6,449	15,064	49,744
Bond payable	—	—	—	—	1,232	1,038
Total	$26,054	$64,528	$63,570	$60,551	$109,466	$142,506

The following table represents the Company's cumulative facility growth from 2004 to the present:

	December 31,
	2004	2005	2006	2007	2008	2009	2010
Cumulative number of facilities	43	46	57	61	63	77	82

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

 Under the Amended Term Loan, we are subject to standard reporting requirements and certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2010, we were in compliance with all loan covenants. As of December 31, 2010, our borrowing subsidiaries had $91.7 million outstanding on the Amended Term Loan.

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

The Revolver contains affirmative and negative covenants, including limitations on:

•certain indebtedness;
•certain investments, loans, advances and acquisitions;
•certain sales or other dispositions of our assets;
•certain liens and negative pledges;
•financial covenants;
•changes of control (as defined in the loan agreement);
•certain mergers, consolidations, liquidations and dissolutions;
•certain sale and leaseback transactions without the Lender's consent;
•dividends and distributions during the existence of an event of default;
•guarantees and other contingent liabilities;
•affiliate transactions that are not in the ordinary course of business; and
•certain changes in capital structure.
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

Promissory Notes with RBS Asset Finance, Inc.
On December 31, 2010, four of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $35.0 million (RBS Loan). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties owned by the four Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018.
Among other things, under the RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield . The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral.
As of December 31, 2010, our subsidiaries had $35.0 million outstanding on the RBS Loan.

Promissory Notes with Johnson Land Enterprises, Inc.

On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC (the Seller), for an aggregate of $10.0 million, as a part of the Company's acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of December 31, 2010, our subsidiaries had $9.7 million outstanding on the Promissory Notes.

Bonds Payable to Lynn Family Partnership

On October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company's acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on December 31, 2010. As of December 31, 2010, the balance outstanding on these bonds was $1.0 million.

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of December 31, 2010, the balance outstanding on this mortgage loan was approximately $6.1 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.

This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Contractual Obligations, Commitments and Contingencies

Our principal contractual obligations and commitments as of December 31, 2010 were as follows:

	2011	2012	2013	2014	2015	Thereafter	Other	Total
				(In thousands)
Operating lease obligations	$15,306	$15,455	$15,236	$15,022	$13,477	$67,015	$—	$141,511
Long-term debt obligations	3,055	3,351	3,610	41,033	3,301	89,222	—	143,572
Interest payments on long-term debt	9,942	9,938	9,710	9,211	6,181	11,258	—	56,240
FIN 48 obligations, including interest and penalties	—	—	—	—	—	—	2	2
Total	$28,303	$28,744	$28,556	$65,266	$22,959	$167,495	$2	$341,325

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker's compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this annual report.

We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease equipment under operating leases, the majority of which have initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $14.9 million, $15.2 million and $15.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 82 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney's office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

 Pursuant to these investigations, on December 17, 2008, representatives from the U.S. Department of Justice (DOJ) served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney's office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney's office and respond to requests for information as they are received relative to the investigation.

We are cooperating with the U.S. Attorney's office, and will continue working with them to the extent they will allow us to help move their inquiry forward. To our knowledge, however, neither The Ensign Group, Inc. nor any of our operating subsidiaries or employees has been formally charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney's office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

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

We concluded our investigatory phase of this inquiry and completed a billing review of potentially affected claims in the third quarter of 2010. As a result of our billing reviews, we identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, we followed such procedures and completed a billing review. Where such procedures and/or data were not available we developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. The issues detected appear to be isolated to one facility and one department within that facility. During the quarter ended September 30, 2010, we remitted payment of approximately $0.5 million, plus interest, for the estimated overpayments described above, with a resulting impact to net income of approximately $0.3 million.

In addition, we made observations at the facility regarding areas of potential improvement in some of our historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that we believe have strengthened, and can strengthen further, our recordkeeping and billing process.

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

See additional description of our contingencies in Notes 13, 15 and 17 in Notes to Consolidated Financial Statements.

Inflation

We have historically derived a substantial portion of our revenue from the Medicare program. We also derive revenue from state Medicaid and similar reimbursement programs. Payments under these programs generally provide for reimbursement levels that are adjusted for inflation annually based upon the state's fiscal year for the Medicaid programs and in each October for the Medicare program. These adjustments may not continue in the future, and even if received, such adjustments may not reflect the actual increase in our costs for providing healthcare services.

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

Off-Balance Sheet and Other Arrangements

As of December 31, 2010 and 2009, we had approximately $2.4 million and $2.1 million of borrowing capacity on the Revolver pledged as collateral to secure outstanding letters of credit, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to provide more predictability to our overall borrowing costs. To achieve this objective, we borrow primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At December 31, 2010, we had no outstanding floating rate debt, however, beginning in 2013, approximately $20.0 million of the Six Project Loan will be floating rate debt.

Our cash and cash equivalents as of December 31, 2010 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of December 31, 2010, we held debt security investments of approximately $12.1 million, of which $8.1 million is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $4.0 million debt security investment is AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2010, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two year period ended December 31, 2010. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share data)
Revenue	$172,757	$164,653	$157,948	$154,174	$146,615	$132,924	$132,178	$130,285
Cost of services (exclusive of facility rent and depreciation and amortization)	136,217	131,460	125,808	123,183	117,565	107,264	105,290	104,199
Total expenses	151,473	146,064	139,854	136,487	130,505	119,093	117,640	115,826
Income from operations	21,284	18,589	18,094	17,687	16,110	13,831	14,538	14,459
Net income	$11,672	$9,887	$9,619	$9,348	$8,693	$7,686	$8,184	$7,923
Net income per share:
Basic	$0.56	$0.48	$0.46	$0.45	$0.42	$0.37	$0.40	$0.39
Diluted	$0.55	$0.47	$0.46	$0.44	$0.41	$0.37	$0.39	$0.38
Weighted average common shares outstanding:
Basic	20,791	20,756	20,741	20,686	20,637	20,616	20,586	20,572
Diluted	21,275	21,147	21,126	21,074	20,966	20,928	20,874	20,892

The additional information required by this Item 8 is included in appendix pages 80 through 108 of this Annual Report on Form 10-K.

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

(b) Management's Report on Internal Control over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 16, 2011 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 16, 2011

Item 9B. Other Information

None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010.

Item 11. Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010.

Item 14. Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2011 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010.

PART IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(a) (3) Exhibits:  An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 110 hereof and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2011

The Ensign Group, Inc.

By:	/s/ Christopher R. Christensen
Christopher R. Christensen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 16, 2011
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 16, 2011
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 16, 2011
Roy E. Christensen

/s/ ANTOINETTE T. HUBENETTE	Director	February 16, 2011
Antoinette T. Hubenette

/s/ THOMAS A. MALOOF	Director	February 16, 2011
Thomas A. Maloof

/s/ VAN R. JOHNSON	Director	February 16, 2011
Van R. Johnson

/s/ JOHN G. NACKEL	Director	February 16, 2011
John G. Nackel

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 16, 2011

THE ENSIGN GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$72,088	$38,855
Accounts receivable - net of allowance for doubtful accounts of $9,793 and $7,575 at December 31, 2010 and 2009, respectively	69,437	62,606
Prepaid income taxes	1,333	1,242
Prepaid expenses and other current assets	7,175	6,498
Deferred tax asset - current	9,975	8,126
Total current assets	160,008	117,327
Property and equipment, net	262,527	230,774
Insurance subsidiary deposits and investments	16,358	13,810
Escrow deposits	14,422	7,595
Deferred tax asset	4,987	4,262
Restricted and other assets	6,509	5,650
Intangible assets, net	4,070	4,498
Goodwill	10,339	7,432
Other indefinite-lived intangibles	672	—
Total assets	$479,892	$391,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,897	$15,498
Accrued wages and related liabilities	37,377	28,756
Accrued self-insurance liabilities - current	11,480	10,074
Other accrued liabilities	13,557	15,375
Current maturities of long-term debt	3,055	2,065
Total current liabilities	83,366	71,768
Long-term debt - less current maturities	139,451	107,401
Accrued self-insurance liabilities - long-term	25,920	22,096
Deferred rent and other long-term liabilities	2,952	2,524
Commitments and contingencies (Notes 13 and 17)
Stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,397 and 20,815 shares issued and outstanding at December 31, 2010, respectively, and 21,280 and 20,642 issued and outstanding at December 31, 2009, respectively.	21	21
Additional paid-in capital	70,814	66,765
Retained earnings	161,168	124,910
Common stock in treasury, at cost, 582 and 638 shares at December 31, 2010 and 2009, respectively	(3,800)	(4,137)
Total stockholders' equity	228,203	187,559
Total liabilities and stockholders' equity	$479,892	$391,348

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue	$649,532	$542,002	$469,372
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	516,668	434,318	376,742
Facility rent - cost of services	14,478	14,703	14,932
General and administrative expense	26,099	20,767	20,017
Depreciation and amortization	16,633	13,276	9,026
Total expenses	573,878	483,064	420,717
Income from operations	75,654	58,938	48,655
Other income (expense):
Interest expense	(9,123)	(5,691)	(4,784)
Interest income	248	279	1,374
Other expense, net	(8,875)	(5,412)	(3,410)
Income before provision for income taxes	66,779	53,526	45,245
Provision for income taxes	26,253	21,040	17,736
Net income	$40,526	$32,486	$27,509
Net income per share:
Basic	$1.95	$1.58	$1.34
Diluted	$1.92	$1.55	$1.33
Weighted average common shares outstanding:
Basic	20,744	20,603	20,520
Diluted	21,159	20,925	20,715

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
	(In thousands)
Balance - January 1, 2008	20,480	$21	$62,142	$72,119	716	$(4,605)	$129,677
Issuance of common stock to employees and directors resulting from the exercise of stock options	84	—	179	—	(44)	258	437
Dividends declared	—	—	—	(3,391)	—	—	(3,391)
Employee stock award compensation	—	—	1,682	—	—	—	1,682
Excess tax benefit from exercise of stock options	—	—	107	—	—	—	107
Net income	—	—	—	27,509	—	—	27,509
Balance - December 31, 2008	20,564	21	64,110	96,237	672	(4,347)	156,021
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	78	—	253	—	(34)	210	463
Dividends declared	—	—	—	(3,813)	—	—	(3,813)
Employee stock award compensation	—	—	2,330	—	—	—	2,330
Excess tax benefit from exercise of stock options	—	—	72	—	—	—	72
Net income	—	—	—	32,486	—	—	32,486
Balance - December 31, 2009	20,642	21	66,765	124,910	638	(4,137)	187,559
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	173	—	626	—	(56)	337	963
Dividends declared	—	—	—	(4,268)	—	—	(4,268)
Employee stock award compensation	—	—	2,904	—	—	—	2,904
Excess tax benefit from exercise of stock options	—	—	519	—	—	—	519
Net income	—	—	—	40,526	—	—	40,526
Balance - December 31, 2010	20,815	$21	$70,814	$161,168	582	$(3,800)	$228,203

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$40,526	$32,486	$27,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,633	13,276	9,041
Goodwill impairment (Note 9)	185	—	—
Amortization of deferred financing fees	644	278	95
Deferred income taxes	(2,574)	(711)	(79)
Provision for doubtful accounts	6,312	4,556	3,213
Stock-based compensation	2,904	2,330	1,682
Excess tax benefit from share based compensation	(519)	(72)	(107)
Impairment of software development costs	188	—	—
Loss on disposition of property and equipment	403	71	476
Change in operating assets and liabilities
Accounts receivable	(13,143)	(17,974)	(1,786)
Prepaid income taxes	(91)	(1,242)	5,942
Prepaid expenses and other current assets	(677)	(1,806)	627
Insurance subsidiary deposits and investments	(2,548)	(2,065)	(2,935)
Accounts payable	(310)	2,816	(2,017)
Accrued wages and related liabilities	8,621	3,367	4,248
Other accrued liabilities	(1,440)	4,439	(283)
Accrued self-insurance liabilities	5,230	5,852	1,658
Deferred rent liability	157	670	(613)
Net cash provided by operating activities	60,501	46,271	46,671

Cash flows from investing activities:
Purchase of property and equipment	(28,722)	(21,877)	(19,822)
Cash payment for business acquisitions	(21,100)	(61,301)	(2,005)
Cash payment for asset acquisitions	—	—	(18,518)
Escrow deposits for acquisitions	(14,422)	(7,595)	(10,090)
Escrow deposits used to fund business acquisitions	7,595	10,090	—
Restricted assets	(649)	111	(622)
Other assets	112	103	127
Net cash used in investing activities	(57,186)	(80,469)	(50,930)

Cash flows from financing activities:
Proceeds from issuance of debt	35,000	40,000	—
Payments on long term debt	(2,082)	(1,161)	(3,019)
Issuance of treasury stock upon exercise of options	337	210	258
Issuance of common stock upon exercise of options	626	254	179
Dividends paid	(4,149)	(3,707)	(3,285)
Principal payments under capital lease obligation	—	(2,971)	(2)
Excess tax benefit from share based compensation	519	72	107
Payments of deferred financing costs	(333)	(970)	(385)
Net cash provided by (used in) financing activities	29,918	31,727	(6,147)
Net increase (decrease) in cash and cash equivalents	33,233	(2,471)	(10,406)
Cash and cash equivalents beginning of year	38,855	41,326	51,732
Cash and cash equivalents end of year	$72,088	$38,855	$41,326

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,136	$5,278	$4,788
Income taxes	$28,540	$24,976	$11,415
Non-cash investing and financing activities:
Capital lease obligation	$—	$197	$3,000
Accrued capital expenditures	$2,819	$—	$—
In conjunction with acquisitions:
Fair value of assets acquired	$21,100	$71,346	$2,005
Less: debt assumed in connection with acquisitions	—	(10,045)	—
Cash paid for acquisitions	$21,100	$61,301	$2,005

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
1.    Description of Business

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 82 facilities and one home health and hospice operation as of December 31, 2010, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than three stand-alone assisted living facilities in Arizona, Texas and Colorado and five campuses that offer both skilled nursing and assisted living, independent living or hospice care services located in California, Arizona and Texas. The Company's facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company's facilities have a collective capacity of approximately 9,500 operational skilled nursing, assisted living and independent living beds. As of December 31, 2010, the Company owned 52 of its 82 facilities and operated an additional 30 facilities through long-term lease arrangements, and had options to purchase eight of those 30 facilities.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenue. All of the Company's facilities are operated by separate, wholly-owned, independent subsidiaries, each of which has its own management, employees and assets. One of the Company's wholly-owned subsidiaries, referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company's operating subsidiaries for general and professional liability, as well as coverage for certain workers' compensation insurance liabilities.

Like the Company's facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity.

2.    Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements (Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing facilities, assisted living facilities, home health and hospice care services. All intercompany transactions and balances have been eliminated in consolidation.

Estimates and Assumptions — The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities and income taxes. Actual results could differ from those estimates.

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

Comprehensive Income — For the years ended December 31, 2010, 2009 and 2008 there were no differences between comprehensive income and net income. Therefore, statements of comprehensive income have not been presented.

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents, debt security investments, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments at Note 4.

Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured.

The Company's revenue is derived primarily from providing long-term healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.

Revenue from the Medicare and Medicaid programs accounted for 76.4%, 75.0% and 74.8% of the Company’s revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased (decreased) revenue by $(55), $241 and $522 for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in revenue from retroactive revenue adjustments in 2010 is attributable to the item disclosed under “Other Matters” in Note 17. Retroactive revenue adjustments increased revenue by $299 for the year ended December 31, 2010 prior to the item disclosed in Note 17. Based on Management's assessment, liabilities of approximately $1,100 have been accrued for retroactive revenue adjustments as of December 31, 2010.

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

Non-episodic Based Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable.

Hospice Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. The Company makes adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company estimates the impact of these adjustments

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on its historical experience, which primarily includes historical collection rates on Medicare claims, and records it during the period services are rendered as an estimated revenue adjustment and as a reduction to its outstanding patient accounts receivable. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases in other accrued liabilities.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of bank term deposits, money market funds and treasury bill related investments with original maturities of three months or less at time of purchase and therefore approximate fair value. The fair value of money market funds is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The Company places its cash and short-term investments with high credit quality financial institutions.

Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as long-term assets. Insurance subsidiary deposits and investments classified as long-term were $16,358 and $13,810 as of December 31, 2010 and 2009, respectively. The majority of these deposits and investments are currently held in three separate AAA rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution.

Property and Equipment — Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 50 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the years ended December 31, 2010, 2009 or 2008.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company recorded an impairment charge on one facility of $185 during the year ended December 31, 2010. Although the facility is profitable, improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment of goodwill. The Company had not recorded

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any charges to goodwill impairment prior to the current year. Except for the reporting unit noted above, the fair value of the Company's reporting units substantially exceeds the carrying value.

Deferred Rent  — Deferred rent represents rental expense determined on a straight-line basis over the life of the related lease; in excess of actual rent payments.

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2010, the combined self-insured retention was $500 per claim with an aggregate $1,736 deductible limit. For all facilities, except for four located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 78 facilities.

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis.

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

The Company believes that adequate provision has been made in the Financial Statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of the Company’s reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires the Company to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and the Company’s assumptions about emerging trends, the Company, with the assistance of an independent actuary, develops information about the size of ultimate claims based on the Company’s historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that the Company could experience changes in estimated losses that could be material to net income. If the Company’s actual liability exceeds its estimates of loss, its future earnings, cash flows and financial condition would be adversely affected.

Income Taxes — Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. The Company generally expects to fully utilize its deferred tax assets; however, when necessary, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized.

In determining the annual income tax rate for financial statements, the Company must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. When the Company takes uncertain income tax positions that do not meet the recognition criteria, it records a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, the Company must consider the potential outcomes from a review of the positions by the taxing authorities.

In determining the need for a valuation allowance, the annual income tax rate, or the need for and magnitude of liabilities for uncertain tax positions, the Company makes certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with the Company’s estimates and assumptions, actual results could differ.

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

Acquisition Policy — The Company periodically enters into agreements to acquire assets and/or businesses. The consideration involved in each of these agreements may include cash, financing and/or long-term lease arrangements for real properties. The Company evaluates each transaction to determine whether the acquired interests are assets or businesses. A business is defined as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues. In order for an acquired set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the acquired entity is separated from the seller, including the ability to sustain a revenue stream by providing its outputs to customers. An acquired set of activities and assets fail the definition of a business if it excludes one or more of the above items such that it is not possible to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

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

New Accounting Pronouncements — In August 2010, the Financial Accounting Standards Board (FASB) clarified that health care entities should not net insurance recoveries against related claim liability unless otherwise allowed under generally accepted accounting principles (GAAP). Further, such entities should determine the claim liability without considering insurance recoveries. It was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company evaluated the potential impact of adopting these amendments and determined the impact to be an increase to the Company's insurance receivables and liabilities of approximately $2,000 as of December 31, 2010.

In November 2010, the Emerging Issues Task Force (EITF) of the FASB reached a final consensus that if comparative financial statements are presented, an entity should present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period when preparing the pro forma financial information. The EITF also reached a final consensus that entities must provide additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This final consensus will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Company does not believe the adoption of these amendments will have a material effect on its financial statements.

In December, 2010, the FASB amended its view on performing step two of a goodwill impairment analysis. The

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income	$40,526	$32,486	$27,509
Denominator:
Weighted average shares outstanding for basic net income per share	20,744	20,603	20,520
Basic net income per common share	$1.95	$1.58	$1.34

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income	$40,526	$32,486	$27,509
Denominator:
Weighted average common shares outstanding	20,744	20,603	20,520
Plus: incremental shares from assumed conversions(1)	415	322	195
Adjusted weighted average common shares outstanding	21,159	20,925	20,715
Diluted net income per common share	$1.92	$1.55	$1.33

(1)
In addition, for the years ended December 31, 2010, 2009 and 2008 the Company had 635, 869 and 515 options outstanding which are anti-dilutive, or would reduce the amount of incremental shares from assumed conversion, and are therefore not factored into the weighted average common shares amount above.

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

On December 1, 2010, the first of the three debt security investments matured and the funds of $4,000 were reinvested in a new debt security which matures on June 8, 2012. The new debt security investment is also AAA rated, and is backed by the FDIC.

At December 31, 2010, the Company had approximately $12,116 in debt security investments, which are held to

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value.

5.    Revenue and Accounts Receivable

Revenue for the years ended December 31, 2010, 2009 and 2008 is summarized in the following tables:

	December 31,
	2010		2009		2008
	$	%	$	%	$	%
Medicaid - custodial	$259,711	40.0%	$219,188	40.4%	$187,499	40.0%
Medicare	219,217	33.7	174,769	32.3	154,852	33.0
Medicaid - skilled	17,573	2.7	12,449	2.3	8,537	1.8
Total Medicaid and Medicare	496,501	76.4	406,406	75.0	350,888	74.8
Managed care	84,364	13.0	72,544	13.4	64,361	13.7
Private and other payors	68,667	10.6	63,052	11.6	54,123	11.5
Revenue	$649,532	100.0%	$542,002	100.0%	$469,372	100.0%

Accounts receivable as of December 31, 2010 and 2009 is summarized in the following table:

	December 31,
	2010	2009
Medicaid	$20,712	$23,902
Managed care	22,764	17,919
Medicare	22,826	17,481
Private and other payors	12,928	10,879
	79,230	70,181
Less allowance for doubtful accounts	(9,793)	(7,575)
Accounts receivable	$69,437	$62,606

6.    Acquisitions

The Company’s acquisition policy is generally to purchase or lease facilities to complement the Company’s existing portfolio of long-term care facilities. The results of all the Company’s operations are included in the accompanying Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.

During the year ended December 31, 2010, the Company acquired four skilled nursing facilities, one assisted living facility and one home health and hospice operation. The aggregate purchase price of the six acquisitions was approximately $21,170, which was paid in cash. The facilities acquired during the year ended December 31, 2010 are as follows:

•
On January 1, 2010, the Company purchased two skilled nursing facilities in Idaho for $7,617, which was paid in cash. These acquisitions added 158 operational skilled nursing beds to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior owner as a part of this transaction.

•
On May 1, 2010, the Company purchased two skilled nursing facilities in Texas for approximately $8,491, which was paid in cash. This acquisition added approximately 277 operational skilled nursing beds to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1,542 was recognized in goodwill as a part of this transaction.

•
On May 1, 2010, the Company purchased a home health and hospice operation in Idaho for approximately $2,701, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1,550 and $672 was recognized as goodwill and other indefinite lived intangibles, respectively, as a part of this transaction.

•
On November 1, 2010, the Company purchased an assisted living facility in Colorado for approximately $2,361, which was paid in cash. This acquisition added 215 assisted living beds to the Company's operational bed count. The Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction.

The Company expensed $150 in acquisition related costs during the year ended December 31, 2010.

During the year ended December 31, 2009, the Company acquired twelve skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility. The aggregate purchase price of fourteen of the fifteen acquisitions was approximately $69,721, which was primarily paid in cash. The Company acquired the remaining facility pursuant to a long-term lease arrangement between the Company and the real property owner of the facility. In this transaction, the Company assumed ownership of the skilled nursing operating business at this facility for $1,626, which was paid in cash. These acquisitions added a total of 1,777 operational beds to the Company's operations

During the year ended December 31, 2008, the Company acquired two skilled nursing facilities pursuant to long-term lease arrangements between the Company and the real property owners of the facility. In these transactions, the Company assumed ownership of the skilled nursing operating businesses. These acquisitions added a total of 219 operational beds to the Company's operations.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Land	$3,279	$12,836
Building and improvements	12,721	49,423
Equipment, furniture, and fixtures	1,063	1,981
Patient base intangible asset	343	960
Goodwill	3,092	4,550
Other intangible assets	672	1,597
	$21,170	$71,347

On January 1, 2011, the Company purchased one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas for approximately $14,580, which was paid in cash. This acquisition added 123 operational skilled nursing beds, 77 assisted living units, 72 independent living units and 20 independent living cottages to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction. As of December 31, 2010, the cash paid for this acquisition was held in escrow deposits.

The table below presents the preliminary allocation of the purchase price for the above noted facility:

January 1,
2011
Land	990
Building and improvements	13,144
Equipment, furniture, and fixtures	266
Patient base intangible asset	180
14,580

In February 2011, the Company purchased one skilled nursing facility in Utah, which also has the capacity to provide assisted living and independent living services for approximately $16,550 which was paid in cash. This acquisition added 221

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operational skilled nursing beds, 48 operational assisted living units and 60 independent living apartments to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price for this campus in Utah was not completed as necessary valuation information was not yet available.

7. Acquisitions — Unaudited Pro Forma Financial Information

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The six businesses acquired during the year ended December 31, 2010 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the December 31, 2010 condensed consolidated balance sheet of the Company, and the operating results have been included in the consolidated statement of income of the Company since the dates the Company gained effective control.

The following table represents pro forma results of consolidated operations as if the 2009 acquisitions had occurred at the beginning of each fiscal year, after giving effect to certain adjustments.

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

8. Property and Equipment

Property and equipment consists of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
Land	$46,900	$43,621
Buildings and improvements	179,189	158,803
Equipment	47,983	35,136
Furniture and fixtures	8,271	8,301
Leasehold improvements	24,147	17,978
Construction in progress	7,587	3,036
	314,077	266,875
Less accumulated depreciation	(51,550)	(36,101)
Property and equipment, net	$262,527	$230,774

9.    Goodwill and Intangible Assets, Net

Intangible assets, net as of December 31, 2010 and 2009 consists of the following:

		December 31,
		2010			2009
	Weighted
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$910	$(592)	$318	$1,071	$(694)	$377
Favorable lease	20.0	3,573	(482)	3,091	3,573	(274)	3,299
Patient base	0.3	778	(728)	50	1,202	(1,015)	187
Tradename	30.0	733	(122)	611	733	(98)	635
Total		$5,994	$(1,924)	$4,070	$6,579	$(2,081)	$4,498

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $771, $1,070 and $425, respectively. Of the $771 in amortization expense incurred during the year ended December 31, 2010, approximately $481 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. See additional discussion on leases at Note 13.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2011	$344
2012	291
2013	290
2014	290
2015	267
Thereafter	2,588
$4,070

Goodwill

The Company performed its annual goodwill impairment analysis during the fourth quarter of fiscal year 2010 for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. The Company recorded an impairment charge to goodwill on one facility of $185 for the year ended December 31, 2010. Although the facility is profitable, improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment to goodwill. The Company had not recorded a goodwill impairment charge prior to the current year.

The following table represents activity in our goodwill balance as of and for the years ended December 31, 2010 and 2009:

Goodwill
January 1, 2009	2,882
Additions	4,550
Impairments	—
December 31, 2009	7,432
Additions	3,092
Impairments	(185)
December 31, 2010	10,339

10.    Restricted and Other Assets

Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.

Restricted and other assets consist of the following:

	December 31,
	2010	2009
Deposits with landlords	$736	$725
Capital improvement reserves with landlords and lenders	3,477	2,840
Debt issuance costs, net	2,296	2,085
Restricted and other assets	$6,509	$5,650

11.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2010	2009
Quality assurance fee	$1,706	$5,071
Resident refunds payable	3,122	2,347
Deferred resident revenue	1,313	1,073
Cash held in trust for residents	1,523	1,748
Dividends payable	1,152	1,032
Property taxes	1,325	—
Income taxes payable	—	1,194
Other	3,416	2,910
Other accrued liabilities	$13,557	$15,375

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.      Income Taxes

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	December 31,
	2010	2009	2008
Current:
Federal	$23,808	$18,074	$14,901
State	4,550	3,573	3,117
	28,358	21,647	18,018
Deferred:
Federal	(2,192)	(349)	87
State	(382)	(362)	(103)
	(2,574)	(711)	(16)
Benefit (provision) for FIN 48 uncertainties	(3)	45	(86)
Interest income, gross of related tax effects	(78)	(13)	(418)
Interest expense, gross of related tax effects	31	—	131
Tax benefits credited to paid-in capital	519	72	107
Total	$26,253	$21,040	$17,736

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2010, 2009 and 2008, respectively, is comprised as follows:

	December 31,
	2010	2009	2008
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	4.1	3.9	4.4
Non-deductible expenses	0.2	0.3	0.4
FIN 48 uncertainties	—	0.1	(0.2)
Net interest expense	—	—	(0.4)
Total income tax provision	39.3%	39.3%	39.2%

The Company's deferred tax assets and liabilities as of December 31, 2010 and 2009 are summarized as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Accrued expenses	$15,968	$12,498
Allowance for doubtful accounts	4,082	3,166
State taxes	533	324
Tax credits	1,063	1,180
Total deferred tax assets	21,646	17,168
Depreciation and amortization	(4,973)	(3,293)
Prepaid expenses	(1,711)	(1,487)
Total deferred tax liabilities	(6,684)	(4,780)
Net deferred tax assets	$14,962	$12,388

The Company had state credit carryforwards as of December 31, 2010 and 2009 of $1,063 and $1,180, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. These Enterprise Zone credits are currently expected to carryforward indefinitely to offset future state income tax. However, in January 2011, the governor of California proposed legislative changes that would result in the Company losing the entire balance of its carryforward as of December 31, 2010. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027.

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits at December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
Unrecognized tax benefit (detriment) at January 1,	$4	$(19)
Gross increases for tax positions taken in prior years	—	107
Gross decreases for tax positions taken in the current year	—	(59)
Reductions due to statute lapse	(4)	(25)
Unrecognized tax benefit at December 31,	$—	$4

As of December 31, 2010 and 2009, the amount of unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate were $0 and $4, respectively.

The Federal statutes of limitations on the Company's 2005 and 2006 income tax years lapsed during the third quarter of 2009 and 2010, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The net decreases in unrecognized tax benefits as a result of these lapses for the years ended December 31, 2010 and 2009 were $4 and $25, respectively.

The Company is not currently under examination by any major income tax jurisdiction. In 2011, the statute of limitations will lapse on the Company's 2006 and 2007 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months.

The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. For 2010, the Company reported $78 of interest income and $31 of interest expense, gross of related tax benefits, in the statement of income. For 2009, the Company reported $13 of interest income, gross of related tax benefits. As of December 31, 2010 and 2009, the net amounts of accrued interest expense and penalties in the Company's consolidated balance sheet were $2 and $42, respectively.

13.    Leases

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $14,903, $15,195 and $15,368 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments for all leases as of December 31, 2010 are as follows:

Year	Amount
2011	$15,306
2012	15,455
2013	15,236
2014	15,022
2015	13,477
Thereafter	67,015
$141,511

Six of the Company's facilities are operated under master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk. Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company's master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company's outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2010.

14.    Self Insurance Reserves

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2010 and 2009:

	General and
	Professional	Worker's
	Liability	Compensation	Health	Total
Balance January 1, 2009	$17,938	$6,511	$1,869	$26,318
Current year provisions	10,732	3,811	10,522	25,065
Claims paid and direct expenses	(6,391)	(2,698)	(10,124)	(19,213)
Balance December 31, 2009	22,279	7,624	2,267	32,170
Current year provisions	10,737	4,281	10,700	25,718
Claims paid and direct expenses	(6,979)	(2,702)	(10,807)	(20,488)
Balance December 31, 2010	$26,037	$9,203	$2,160	$37,400

15.    Debt
On December 31, 2010, four of the Company's real estate holding subsidiaries executed a promissory note with RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $35,000 (RBS Loan). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the Loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 5.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through seven of the loan. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018.
Among other things, under the RBS Loan, the Company must maintain compliance with specified financial covenants

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also includes certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral.

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

In addition, on October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate (Prime Rate), which was 2.1% on December 31, 2010.

The Company has the Revolver with the Lender under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. At December 31, 2010 and 2009, there were no outstanding borrowings under the Revolver. As of December 31, 2010, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2,412 and $6,000, respectively. In addition, in the event of the Company’s default under the Amended Term Loan, the Lender has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.

Long-term debt consists of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
Ten Project Note with the Lender, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at December 31, 2010 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$52,229	$53,200
Six Project Loan with the Lender, principal and interest payable monthly, interest defined above, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	39,495	39,970
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate of 6.04%, collateralized by real property, assignment of rents and Company guaranty.	35,000	—
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,724	9,962
Bond, principal and interest payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement).	1,038	1,232
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	6,086	6,290
	143,572	110,654
Less current maturities	(3,055)	(2,065)
Less debt discount	(1,066)	(1,188)
	$139,451	$107,401

Under the Term Loan, the Company is subject to standard reporting requirements and additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and collateral. As of December 31, 2010 the Company was in compliance with such loan covenants.

Long-term debt matures in fiscal years ending after December 31, 2010 as follows:

Years Ending
December 31,	Amount
2011	$3,055
2012	3,351
2013	3,610
2014	41,033
2015	3,301
Thereafter	89,222
$143,572

16.    Options and Warrants

Stock-based compensation expense consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company's consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company's consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company's stock incentive plans was 1,285 as of December 31, 2010.

2001 Stock Option, Deferred Stock and Restricted Stock Plan - The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. Shares issued upon early exercise of options granted prior to 2006 vested in full upon the consummation of the Company's initial public offering (IPO). At December 31, 2010, 2009 and 2008, there were 313, 298 and 279, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan - The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance as of December 31, 2007 and 2006, to officers, employees, directors and consultants of the Company. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2010, 2009 and 2008, there were 144, 124 and 117, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2010, 2009 and 2008, there were 828, 593 and 609 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•
The expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin (SAB) No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.

•
Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company's share price becomes available.

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8.45% per year is based on the Company's historical forfeiture activity of unvested stock options.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following assumptions for stock options granted during the years ended December 31, 2010, 2009 and 2008:

			Weighted			Weighted
			Average		Weighted	Average
		Options	Risk-Free	Expected	Average	Dividend
Grant Year	Plan	Granted	Rate	Life	Volatility	Yield
2010	2007	138	1.58 - 2.82%	6.5 years	55%	1.08%
2009	2007	516	2.17 - 2.94%	6.5 years	55%	1.08%
2008	2007	836	2.88 - 3.47%	6.5 years	45 - 50%	1.45%

In addition to the above, during the year ended December 31, 2010, the Company granted 102 restricted stock awards at an exercise price of $0, which vest over five years. The fair value of restricted stock awards ranged from $17.97 to $18.16 based on the market price on the grant date. As of December 31, 2010, no restricted stock awards had vested or been forfeited. The Company had not previously granted restricted stock awards to employees.

In addition, during the year ended December 31, 2010, the Company granted 13 automatic quarterly stock awards to non-employee directors for their service on the Company’s board of directors. The fair value of these stock awards ranged from $17.29 to $18.25 based on the market price on the grant date. For the year ended December 31, 2010, the Company expensed $225 in stock based compensation related to the quarterly stock awards to non-employee directors.

For the years ended December 31, 2010, 2009 and 2008, the following represent the Company's weighted average exercise price and weighted average fair value displayed by grant year:

			Weighted
		Weighted Average	Average Fair
		Exercise Price	Value of
Grant Year	Granted	of Options	Options
2010	138	$17.60	$8.88
2009	516	$15.78	$7.92
2008	836	$12.00	$5.33

The following table represents the employee stock option activity during the years ended December 31, 2010, 2009 and 2008:

		Weighted	Number of	Weighted
	Number of	Average	Shares Vested	Average
	Shares	Exercise	and	Exercise
	Outstanding	Price	Exercisable	Price
January 1, 2008	1,023	$6.19	316	$5.25
Granted	836	$12.00
Forfeitures	(72)	$8.21
Exercised	(84)	$5.21
December 31, 2008	1,703	$9.01	451	$5.74
Granted	516	$15.78
Forfeitures	(121)	$11.54
Exercised	(73)	$6.39
December 31, 2009	2,025	$10.68	709	$7.29
Granted	138	$17.60
Forfeitures	(98)	$11.21
Exercised	(161)	$6.00
December 31, 2010	1,904	$11.55	921	$9.07

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary information reflects stock options outstanding, vesting and related details as of December 31, 2010:

					Stock Options
	Stock Options Outstanding				Vested
		Number	Black-Scholes	Remaining Contractual	Number Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	Exercisable
2003	$0.67 - 0.81	9	*	3	9
2004	1.96 - 2.46	37	*	4	37
2005	4.99 - 5.75	168	*	5	168
2006	7.05 - 7.50	426	4,089	6	345
2008	9.38 - 14.87	661	3,556	8	267
2009	14.88 - 16.70	469	3,706	9	95
2010	$17.47 - 18.16	134	1,194	10	—
Total		1,904	$12,545		921

*    The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

Total share-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Stock-based compensation expense related to stock options	$2,559	$2,330	$1,682
Share-based compensation expense related to restricted stock awards	345	—	—
Total	$2,904	$2,330	$1,682

In future periods, the Company expects to recognize approximately $6,160 and $1,721 in stock-based compensation expense for unvested options and restricted awards, respectively, that were outstanding as of December 31, 2010. Future share-based compensation expense will be recognized over 3.0 and 4.6 weighted average years for unvested options and restricted stock awards, respectively. There were 984 unvested and outstanding options at December 31, 2010, of which 915 are expected to vest. The weighted average contractual life for options vested at December 31, 2010 was 7.0 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2010, 2009 and 2008 is as follows:

	December 31,
	2010	2009	2008
Outstanding	$25,366	$9,779	$13,778
Vested	14,545	5,732	7,513
Expected to vest	9,630	3,806	2,353
Exercised	1,955	625	996

17.    Commitments and Contingencies

Regulatory Matters - Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. The Company believes that it is in compliance with all applicable laws and regulations.

A significant portion of the Company's revenue is derived from Medicaid and Medicare, for which reimbursement rates

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to regulatory changes and government funding restrictions. Although the Company is not aware of any significant future rate changes, significant changes to the reimbursement rates could have a material effect on the Company's operations and cash flows.

Cost-Containment Measures - Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Indemnities - From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company's use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, (iv) agreements with certain lenders under which the Company may be required to indemnify such lenders against various claims and liabilities, and (v) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. The Company performs its analysis of amounts under these contracts at the time the indemnification is granted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company's balance sheets for any of the periods presented.

Litigation - The skilled nursing business involves a significant risk of liability given the age and health of the Company's patients and residents and the services the Company provides. The Company and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company's financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it does business.

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

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act establishes rigorous standards and supervision to protect the economy and American consumers, investors and businesses. Included under Section 922 of the Dodd-Frank Act, the SEC will be required to pay a reward to individuals who provide original information to the SEC resulting in monetary sanctions exceeding $1,000 in civil or criminal proceedings. The award will range from 10 to 30 percent of the amount recouped and the amount of the award shall be at the discretion of the SEC. The purpose of this reward program is to “motivate those with inside knowledge to come forward and assist the Government to identify and prosecute persons who have violated securities laws and recover money for victims of financial fraud.”

The State of California has established minimum staffing requirements for facilities operating in the state. Failure to

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business including potential claims related to care and treatment provided at its facilities, as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's financial business, financial condition or, results of operations. A significant increase in the number of these claims or an increase in amounts owing under successful claims beyond amounts accrued in the reserve for general and professional liability claims, could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

Medicare Revenue Recoupments - The Company is subject to reviews relating to Medicare services, billings and potential overpayments. One facility was subject to probe review as of December 31, 2010, which did not result in any Medicare revenue recoupments in 2010. The Company anticipates that these probe reviews will increase in frequency in the future. In addition, none of the Company's facilities are currently on prepayment review, and others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

Other Matters - In March 2007, the Company and certain of its officers received a series of notices from its bank indicating that the United States Attorney for the Central District of California had issued an authorized investigative demand, a request for records similar to a subpoena, to the Company’s bank. The U.S. Attorney subsequently rescinded that demand. The rescinded demand requested documents from the Company’s bank related to financial transactions involving the Company, ten of its operating subsidiaries, an outside investor group, and certain of the Company’s current and former officers. Subsequently, in June 2007, the U.S. Attorney sent a letter to one of the Company’s current employees requesting a meeting. The letter indicated that the U.S. Attorney and the U.S. Department of Health and Human Services Office of Inspector General were conducting an investigation of claims submitted to the Medicare program for rehabilitation services provided at unspecified facilities. Although both the Company and the employee offered to cooperate, the U.S. Attorney later withdrew its meeting request.

On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 82 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of its skilled nursing facilities.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

 The Company is cooperating with the U.S. Attorney’s office and intends to continue working with them to the extent they will allow the Company to help move their inquiry forward. To the Company’s knowledge, however, neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been formally charged with any wrongdoing. The Company cannot predict or provide any assurance as to the possible outcome of the investigation or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may follow, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney’s office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and the Company is subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, the Company’s business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could decline.

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

The Company concluded the investigatory phase of this inquiry and completed a billing review of potentially affected claims in the third quarter of 2010. As a result of its billing reviews, the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, the Company followed such procedures and completed a billing review. Where such procedures and/or data were not available the Company developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. During the quarter ended September 30, 2010, the Company remitted a payment of approximately $514, plus interest, for estimated overpayments described above, with a resulting impact to net income of approximately $250.

In addition, the Company made observations at the facility regarding areas of potential improvement in some of its historical recordkeeping and billing practices and have identified measures, some of which had already been implemented before the inquiry began, that the Company believes have strengthened, and can strengthen further, its recordkeeping and billing processes. The issues detected appear to be isolated to one facility and one department within that facility. The Company continues to evaluate the measures it has implemented for effectiveness, and are continuing to seek ways to improve these processes.

In September 2010, the board of directors appointed a special committee consisting solely of “independent directors” as

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such term is defined in Marketplace Rule 5605(b)(1) of the NASDAQ Stock Market Rules. The membership of the special committee includes all of the independent directors of the Company’s board of directors. The special committee was formed to represent the board’s, the Company’s and the stockholders' interests in addressing allegations and related matters arising from or in connection with the investigation being conducted by the DOJ. The special committee has been empowered to act on behalf of the board of directors with respect to these matters, and has been granted authority to, among other things, retain independent legal counsel and other third-party consultants to facilitate its work. The board’s quality assurance and compliance committee has been monitoring the Company’s response with respect to the DOJ investigation prior to the appointment of this special committee, and is expected to continue working with the board of directors, the special committee and management to facilitate the resolution of the matter. The special committee will dissolve at the time the DOJ investigation is concluded, or such earlier time as the board of directors determines that it is no longer necessary.

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company's receivables from Medicare and Medicaid payor programs accounted for approximately 55.0% of its total accounts receivable as of December 31, 2010 and 2009. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 76.4%, 75.0% and 74.8% of the Company's revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash in Excess of FDIC and CDIC Limits - The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of the date of this filing, the Company had approximately $6,000 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

18.    Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined) by the Company. The Company contributed, $301, $290 and $290 to the 401(k) Plan during the years ended December 31, 2010, 2009 and 2008, respectively. Beginning in 2007, the Company's plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

(b)     Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balances at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
		(In thousands)
Year Ended December 31, 2008
Allowance for doubtful accounts	$(7,454)	$(3,213)	$3,401	$(7,266)
Year Ended December 31, 2009
Allowance for doubtful accounts	$(7,266)	$(4,556)	$4,247	$(7,575)
Year Ended December 31, 2010
Allowance for doubtful accounts	$(7,575)	$(6,312)	$4,094	$(9,793)

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(c)	Exhibit Index

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description	Form	No.	No.	Date	Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.3		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
4.1		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
4.2		Stock Position Management Agreement, dated October 16, 2008, between The Ensign Group, Inc. and Terri M. Christensen	10-K	001-33757	4.2	2/18/2009
10.1	+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	7/26/2007
10.2	+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	99.2	7/26/2007
10.3	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.4	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	10.2	7/28/2009
10.5	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.6	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.7	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.8		Fourth Amended and Restated Loan Agreement, dated as of November 10, 2009, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	8-K	001-33757	10.1	11/17/2009
10.9		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	7/26/2007
10.10		Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor's subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	7/26/2007
10.11		Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	7/26/2007
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	7/26/2007
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	7/26/2007
10.15	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	7/26/2007
10.16	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	7/26/2007
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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/5/2007
10.58	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.59	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.60	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.61	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.62	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.63	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.64	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.65	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.66	Commercial Deeds of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 31, 2010, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc.	8-K	001-33757	10.1	1/6/2011
10.67	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates management contract or compensatory plan.