Form 10-Q
period 2011-03-31
ENSIGN GROUP, INC
filed 2011-05-04
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number: 001-33757
__________________________
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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2011, 20,903,105 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Part I. Financial Information

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$50,973	$72,088
Accounts receivable—less allowance for doubtful accounts of $10,856 and $9,793 at March 31, 2011 and December 31, 2010, respectively	76,474	69,437
Prepaid income taxes	—	1,333
Prepaid expenses and other current assets	7,661	7,175
Deferred tax asset—current	8,696	9,975
Total current assets	143,804	160,008
Property and equipment, net	311,372	262,527
Insurance subsidiary deposits and investments	15,751	16,358
Escrow deposits	—	14,422
Deferred tax asset	5,973	4,987
Restricted and other assets	8,665	6,509
Intangible assets, net	4,427	4,070
Goodwill	10,339	10,339
Other indefinite-lived intangibles	672	672
Total assets	$501,003	$479,892
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,027	$17,897
Accrued wages and related liabilities	33,191	37,377
Accrued self-insurance liabilities—current	12,742	11,480
Income taxes payable	6,152	—
Other accrued liabilities	13,445	13,557
Current maturities of long-term debt	3,165	3,055
Total current liabilities	88,722	83,366
Long-term debt—less current maturities	138,656	139,451
Accrued self-insurance liabilities—less current portion	29,019	25,920
Deferred rent and other long-term liabilities	2,663	2,952
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,462 and 20,898 shares issued and outstanding at March 31, 2011, respectively, and 21,397 and 20,815 shares issued and outstanding at December 31, 2010, respectively	21	21
Additional paid-in capital	72,861	70,814
Retained earnings	172,757	161,168
Common stock in treasury, at cost, 564 and 582 shares at March 31, 2011 and December 31, 2010, respectively	(3,696)	(3,800)
Total stockholders’ equity	241,943	228,203
Total liabilities and stockholders’ equity	$501,003	$479,892
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$182,943	$154,174
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	143,155	123,183
Facility rent—cost of services	3,616	3,575
General and administrative expense	7,401	5,774
Depreciation and amortization	5,059	3,955
Total expenses	159,231	136,487
Income from operations	23,712	17,687
Other income (expense):
Interest expense	(2,727)	(2,280)
Interest income	55	67
Other expense, net	(2,672)	(2,213)
Income before provision for income taxes	21,040	15,474
Provision for income taxes	8,294	6,126
Net income	$12,746	$9,348
Net income per share:
Basic	$0.61	$0.45
Diluted	$0.59	$0.44
Weighted average common shares outstanding:
Basic	20,854	20,686
Diluted	21,516	21,074
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,746	$9,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,059	3,955
Amortization of deferred financing fees and debt discount	168	191
Deferred income taxes	294	(715)
Provision for doubtful accounts	2,227	1,550
Stock-based compensation	831	649
Excess tax benefit from share based compensation	(441)	(333)
Loss on disposition of property and equipment	(3)	21
Change in operating assets and liabilities
Accounts receivable	(9,264)	(8,316)
Prepaid income taxes	1,333	1,242
Prepaid expenses and other current assets	502	632
Insurance subsidiary deposits and investments	607	(175)
Accounts payable	1,236	(419)
Accrued wages and related liabilities	(4,186)	(1,388)
Income taxes payable	6,592	—
Other accrued liabilities	(119)	2,149
Accrued self-insurance	1,396	1,481
Deferred rent liability	(289)	453
Net cash provided by operating activities	18,689	10,325
Cash flows from investing activities:
Purchase of property and equipment	(9,001)	(6,415)
Cash payment for business acquisitions	(37,074)	(7,617)
Cash payment for asset acquisitions	(7,339)	—
Escrow deposits	—	(500)
Escrow deposits used to fund business acquisitions	14,422	7,595
Cash proceeds from the sale of fixed assets	51	58
Restricted and other assets	(278)	1
Net cash used in investing activities	(39,219)	(6,878)
Cash flows from financing activities:
Payments on long term debt	(715)	(542)
Issuance of treasury stock upon exercise of options	103	132
Issuance of common stock upon exercise of options	775	264
Dividends paid	(1,150)	(1,032)
Excess tax benefit from share based compensation	441	333
Payments of deferred financing costs	(39)	(5)
Net cash used in financing activities	(585)	(850)
Net decrease in cash and cash equivalents	(21,115)	2,597
Cash and cash equivalents beginning of period	72,088	38,855
Cash and cash equivalents end of period	$50,973	41,452
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,900	$2,222
Income taxes	$7,870	$6,065
Accrued capital expenditures	$895	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 86 facilities and one home health and hospice operation as of March 31, 2011, located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho. All of these facilities are skilled nursing facilities, other than five stand-alone assisted living facilities in California, Arizona, Texas and Colorado and seven campuses that offer both skilled nursing and assisted living services located in California, Texas, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 10,300 operational skilled nursing, assisted living and independent living beds. As of March 31, 2011, the Company owned 57 of its 86 facilities and operated an additional 29 facilities through long-term lease arrangements, and had options to purchase 8 of those 29 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2010 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, home health, and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.
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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Revenue from the Medicare and Medicaid programs accounted for approximately 76% of the Company’s revenue for the three months ended March 31, 2011 and 2010. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $546 and $315 for the three months ended March 31, 2011 and 2010, respectively.
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
Home Health and Hospice Revenue Recognition
Episodic Based Revenue — Net service revenue is typically recorded on a 60-day episode payment rate. The Company makes adjustments to revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company records an estimate for the impact of such payment adjustments based on its historical experience. In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. The Company estimates this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and the Company's estimate of the average percentage complete based on days completed of the episode of care.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the three months ended March 31, 2011 or 2010.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the three months ended March 31, 2011.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2011, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 82 facilities.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Interim Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $27,423 and $26,037 as of March 31, 2011 and December 31, 2010, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $9,332 and $9,203 as of March 31, 2011 and December 31, 2010, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. These limits reset every plan year subject to a lifetime maximum of $5,000 per each covered person on the Preferred Provider Organization (PPO) and Exclusive Provider Organization (EPO) plans and an unlimited lifetime plan maximum on the Health Maintenance Organization (HMO) plan. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,041 and $2,160 at March 31, 2011 and December 31, 2010, respectively.
In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, the Company recorded an asset and equal liability of $2,965, in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis. Prior to fiscal year 2011, these liabilities were recorded net of anticipated insurance recoveries. See additional discussion in "Adoption of New Accounting Pronouncements" below.
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

In determining the quarterly income tax rate for financial statements, the Company must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. When the Company takes uncertain income tax positions that do not meet the recognition criteria, it records a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, the Company must consider the potential outcomes from a review of the positions by the taxing authorities
In determining the need for a valuation allowance, the annual income tax rate for interim periods, or the need for and magnitude of liabilities for uncertain tax positions, the Company makes certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with the Company’s estimates and assumptions, actual results could differ.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements — In December, 2010, the FASB amended its view on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. The Company will adopt this amendment during it's goodwill impairment analysis in the fourth quarter of the current year. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.
Adoption of New Accounting Pronouncements — In August 2010, the Financial Accounting Standards Board clarified that health care entities should not net insurance recoveries against related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company adopted this guidance during the quarter ended March 31, 2011. See further discussion in Note 2 to the Condensed Consolidated Financial Statements under "Self-Insurance."

In November 2010, the FASB provided clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. These amendments specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. The Company adopted these amendments on January 1, 2011, noting they did not have a material impact on the Company's financial statements.

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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$12,746	$9,348
Denominator:
Weighted average shares outstanding for basic net income per share	20,854	20,686
Basic net income per common share	$0.61	$0.45
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$12,746	$9,348
Denominator:
Weighted average common shares outstanding	20,854	20,686
Plus: incremental shares from assumed conversion (1)	662	388
Adjusted weighted average common shares outstanding	21,516	21,074
Diluted net income per common share	$0.59	$0.44

(1)
For the three months ended March 31, 2011 and 2010, the Company had 9 and 776, respectively, options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above.

4. INSURANCE SUBSIDIARY DEPOSITS AND INVESTMENTS

On February 10, 2009, the Company purchased three separate AAA rated debt security investments for an aggregate purchase price of $12,183 with insurance subsidiary deposits and cash from the Captive. The debt securities had maturity dates in December 2010, July 2011 and December 2011 and were guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity.

On December 1, 2010, the first of the three debt security investments matured and the funds of $4,000 were reinvested in a new debt security which matures on June 8, 2012. The new debt security investment is also AAA rated, and is backed by the FDIC.
At March 31, 2011, the Company had approximately $12,095 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value. The Company has the intent and the ability to hold these debt securities to maturity.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three months ended March 31, 2011 and 2010 is summarized in the following tables:

	Three Months Ended March 31,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$66,225	36.2%	$61,653	40.0%
Medicare	67,643	37.0%	51,122	33.2%
Medicaid — skilled	4,411	2.4%	4,418	2.8%
Total Medicaid and Medicare	138,279	75.6%	117,193	76.0%
Managed care	24,141	13.2%	20,569	13.4%
Private and other payors	20,523	11.2%	16,412	10.6%
Revenue	$182,943	100.0%	$154,174	100.0%

Accounts receivable as of March 31, 2011 and December 31, 2010 is summarized in the following table:

	March 31, 2011	December 31, 2010
Medicaid	$22,234	$20,712
Managed care	24,046	22,764
Medicare	26,913	22,826
Private and other payors	14,137	12,928
	87,330	79,230
Less allowance for doubtful accounts	(10,856)	(9,793)
Accounts receivable	$76,474	$69,437

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
During the three months ended March 31, 2011, the Company acquired two skilled nursing facilities which also offer assisted living and independent living services, one independent living facility and one assisted living facility. The aggregate purchase price of the three business acquisitions was approximately $37,074, which was paid in cash. The facilities acquired during the three months ended March 31, 2011 are as follows:

•
On January 1, 2011, the Company purchased one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas for approximately $14,580 which was paid in cash. This acquisition added 123 operational skilled nursing beds, 77 assisted living units, 72 independent living units and 20 independent living cottages to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

•
On February 1, 2011, the Company purchased one skilled nursing facility in Utah, which also offers assisted living and independent living services for approximately $16,569 which was paid in cash. This acquisition added 233 operational skilled nursing beds, 48 assisted living units and 68 independent living apartments to the Company's

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

•
On March 18, 2011, the Company purchased one assisted living facility in California for approximately $5,925, which was paid in cash. This acquisition added 125 assisted living units to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

In addition, the Company purchased the underlying assets of one of its skilled nursing facilities in Ventura, California as part of the March 18 transaction. The facility was purchased for approximately $7,339, which was paid in cash. This acquisition did not impact the Company's operational skilled nursing bed count.
The Company expensed $71 in acquisition related costs during the three months ended March 31, 2011.
The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the three months ended March 31, 2011 and 2010:

	March 31,
	2011	2010
Land	$4,905	$841
Building and improvements	30,503	6,387
Equipment, furniture, and fixtures	1,016	289
Other intangible assets	650	100
	$37,074	$7,617
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The four businesses acquired during the three months ended March 31, 2011 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the March 31, 2011 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Land	$53,611	$46,900
Buildings and improvements	218,433	179,189
Equipment	53,109	47,983
Furniture and fixtures	8,603	8,271
Leasehold improvements	24,558	24,147
Construction in progress	9,370	7,587
	367,684	314,077
Less accumulated depreciation	(56,312)	(51,550)
Property and equipment, net	$311,372	$262,527

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INTANGIBLE ASSETS — Net

	Weighted	March 31, 2011			December 31, 2010
	Average Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$910	$(607)	$303	$910	$(592)	$318
Favorable lease	20.0	3,573	(534)	3,039	3,573	(482)	3,091
Patient base	0.6	1,428	(948)	480	778	(728)	50
Trade name	30.0	733	(128)	605	733	(122)	611
Total		$6,644	$(2,217)	$4,427	$5,994	$(1,924)	$4,070
Amortization expense was $293 and $328 for the three months ended March 31, 2011 and 2010, respectively. Of the $293 in amortization expense incurred during the three months ended March 31, 2011, approximately $220 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of three to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2011 (remainder)	$697
2012	291
2013	291
2014	289
2015	269
2016	248
Thereafter	2,342
$4,427

9. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	March 31, 2011	December 31, 2010
Deposits with landlords	$739	$736
Capital improvement reserves with landlords and lenders	3,751	3,477
Debt issuance costs, net	2,197	2,296
Other assets	1,978	—
Restricted and other assets	$8,665	$6,509
Included in Other assets, as of March 31, 2011, are the Company's general and professional liability claims and related anticipated insurance recoveries recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prior to fiscal year 2011, insurance claims liabilities were recorded net of anticipated recoveries. This balance represents the long term portion of the insurance claims recoverable asset.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Quality assurance fee	$1,478	$1,706
Resident refunds payable	2,792	3,122
Deferred resident revenue	1,132	1,313
Cash held in trust for residents	1,506	1,523
Dividends payable	1,157	1,152
Property taxes	1,097	1,325
Other	4,283	3,416
Other accrued liabilities	$13,445	$13,557
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$6,622	$5,771
State	1,378	1,070
	8,000	6,841
Deferred:
Federal	319	(567)
State	(25)	(148)
	294	(715)
Total	$8,294	$6,126

The Company’s deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets (liabilities):
Accrued expenses	$16,048	$15,968
Allowance for doubtful accounts	4,525	4,082
State taxes	—	533
Tax credits	1,039	1,063
Total deferred tax assets	21,612	21,646
State taxes	(640)	—
Depreciation and amortization	(4,791)	(4,973)
Prepaid expenses	(1,512)	(1,711)
Total deferred tax liabilities	(6,943)	(6,684)
Net deferred tax assets	$14,669	$14,962
The Company is not currently under examination by any major income tax jurisdiction. In 2011, the statute of limitations will lapse on the Company's 2006 and 2007 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2011 or 2010.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. DEBT

On December 31, 2010, four of the Company's real estate holding subsidiaries executed a promissory note with RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $35,000 (RBS Loan). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the RBS Loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 5.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through seven of the loan. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018.

Among other things, under the RBS Loan, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The loan documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral.

On November 6, 2009, the Company finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with General Electric Capital Corporation (GECC) which increased the borrowing capacity of the Amended Term Loan by $40,000, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by, among other things, a perfected first priority mortgage/deed of trust on the fee simple interest in six of the Company’s skilled nursing facilities (the Property). The Amended Term Loan, which includes both the Ten Project Note (as described below) and the Six Project Loan, is cross collateralized and cross defaulted with the existing Second Amended and Restated Loan and Security Agreement (the Revolver). The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and thereafter floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.

On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10,000, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As a part of this transaction, the Company recorded a discount to the debt balance in the form of imputed interest of $1,218. This amount will be amortized over the term of the promissory notes, or ten years.

In addition, on October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate, which was 2.1% on March 31, 2011.

The Company has the Revolver with GECC under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver will expire on February 21, 2013. At March 31, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver. As of March 31, 2011, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2,133 and $6,000, respectively. In addition, in the event of the Company’s default under the Amended Term Loan, GECC has the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Ten Project Note with GECC, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at March 31, 2011 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$51,961	$52,229
Six Project Loan with GECC, principal and interest payable monthly, interest defined above, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	39,359	39,495
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate of 6.04%, collateralized by real property, assignment of rents and Company guaranty.	34,849	35,000
Promissory notes, principal, and interest of $69 payable monthly and continuing through September 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,662	9,724
Bond, principal and interest of $20 payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement).	988	1,038
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	6,037	6,086
	142,856	143,572
Less current maturities	(3,165)	(3,055)
Less debt discount	(1,035)	(1,066)
	$138,656	$139,451
The Company is subject to standard reporting requirements and other typical covenants for loans of these types. As of March 31, 2011, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

13. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,639 as of March 31, 2011.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 9 options and 47 restricted stock awards during the three month period ended March 31, 2011.

The Company used the following assumptions for stock options granted during the three months ended March 31, 2011 and 2010:

			Weighted		Weighted	Weighted
		Options	Average Risk-		Average	Average
Grant Year	Plan	Granted	Free Rate	Expected Life	Volatility	Dividend Yield
2011	2007	9	2.53%	6.5 years	55%	0.93%
2010	2007	106	2.82%	6.5 years	55%	1.08%
For the three months ended March 31, 2011 and 2010, the following represents the weighted average exercise price, grant date intrinsic value and fair value displayed at grant date for stock option grants:

		Weighted Average	Weighted Average
Grant Year	Granted	Exercise Price	Fair Value of Options
2011	9	$24.36	$12.42
2010	106	$17.47	$8.86
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2011 and 2010 and therefore, the intrinsic value was $0 at date of grant.
The following table represents the employee stock option activity during the three months ended March 31, 2011:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2011	1,904	$11.55	921	$9.07
Granted	9	24.36
Forfeited	(8)	12.53
Exercised	(68)	7.85
March 31, 2011	1,837	$11.74	952	$9.71

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2011:

					Stock Options
	Stock Options Outstanding				Vested
		Number	Black-Scholes	Remaining Contractual Life	Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	(Years)	Exercisable
2003	0.67 – 0.81	4	*	2	4
2004	1.96 – 2.46	31	*	3	31
2005	4.99 – 5.75	142	*	4	142
2006	7.05 – 7.50	418	4,010	5	328
2008	9.38 – 14.87	641	3,450	7	310
2009	14.92 – 16.70	460	3,640	8	117
2010	17.47 – 18.16	132	1,173	9	20
2011	24.36	9	112	10	—
Total		1,837	$12,385		952
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three month periods ended March 31, 2011 and 2010, the Company granted 47 and 0 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

A summary of the status of the Company's nonvested restricted stock awards as of March 31, 2011, and changes during the three month periods ended March 31, 2011 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	102	$18.05
Granted	47	24.36
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2011	149	$20.04

Total share-based compensation expense recognized for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense related to stock options	$644	$649
Share-based compensation expense related to restricted stock awards	187	—
Total	$831	$649
In future periods, the Company expects to recognize approximately $5,496 and $2,747 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2011. Future stock based compensation expense will be recognized over 2.9 and 4.5 weighted average years for unvested options and restricted stock awards, respectively. There were 885 unvested and outstanding options at March 31, 2011, of which 831 are expected to vest. The weighted average contractual life for options vested at March 31, 2011 was 6.8 years.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2011 and December 31, 2010 is as follows:

Options	March 31, 2011	December 31, 2010
Outstanding	$37,087	$25,366
Vested	21,159	14,545
Expected to vest	13,970	9,630
Exercised	1,628	1,955
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

14. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,731 and $3,670 for the three months ended March 31, 2011 and 2010, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2011.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the three months ended March 31, 2011. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of its operating subsidiaries. The subpoena confirmed the Company’s previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of the Company’s operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of the Company’s 86 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. Based on these events, the Company believes that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of its skilled nursing facilities.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In September 2010, the board of directors appointed a special committee consisting solely of independent directors to address the pending investigation by the Department of Justice (DOJ). Consistent with its mandate to attempt to expedite resolution of the investigation, the special committee has retained independent counsel and third party consultants to facilitate its work. The special committee and its consultants are actively pursuing that objective by, among other things, conducting a targeted review and analysis of selected historical medical and billing records, in an effort to understand any concerns potentially at issue in the DOJ investigation. The special committee's work is ongoing, and we expect that it will continue until its mandate is fulfilled.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56% and 55% of its total accounts receivable as of March 31, 2011 and December 31, 2010, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 76% of the Company’s revenue for the three months ended March 31, 2011 and 2010.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of the date of this filing, the Company had approximately $2,400 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 86 facilities located in California, Arizona, Texas, Washington, Utah, Colorado and Idaho and one home health and hospice operation located in Idaho as of March 31, 2011. All of these facilities are skilled nursing facilities, other than five stand-alone assisted living facilities in California, Arizona, Texas and Colorado and seven campuses that offer both skilled nursing and assisted living services in California, Texas, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of March 31, 2011, we owned 57 of our 86 facilities and operated an additional 29 facilities under long-term lease arrangements, and had options to purchase 8 of those 29 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2011:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	57	8	21	86
Percent of total	66.3%	9.3%	24.4%	100%
Operational skilled nursing, assisted living and independent living beds	6,918	957	2,439	10,314
Percent of total	67.1%	9.3%	23.6%	100%

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
Facility Acquisition History

	December 31,						March 31,
	2005	2006	2007	2008	2009	2010	2011
Cumulative number of facilities	46	57	61	63	77	82	86
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	10,314

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of March 31, 2011:

	CA	AZ	TX	UT	CO	WA	ID	Total
Number of facilities	34	12	19	10	5	3	3	86
Operational skilled nursing, assisted living and independent living beds	3,821	1,830	2,360	1,316	463	278	246	10,314
On January 1, 2011, we purchased one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas for approximately $14.6 million which was paid in cash. This acquisition added 123 operational skilled nursing beds, 77 assisted living units, 72 independent living units and 20 independent living cottages to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
On February 1, 2011, we purchased one skilled nursing facility in Utah, which also offers assisted living and independent living services for approximately $16.6 million which was paid in cash. This acquisition added 233 operational skilled nursing beds, 48 assisted living units and 68 independent living apartments to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
On March 18, 2011, we purchased one assisted living facility in California for approximately $5.9 million, which was paid in cash. This acquisition added 125 assisted living units to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
In addition, we purchased the underlying assets of one of our skilled nursing facilities in Ventura, California as part of the March 18 transaction. The facility was purchased for approximately $7.3 million, which was paid in cash. This acquisition did not impact our operational skilled nursing bed count.
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
The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended March 31,
	2011	2010
Skilled Mix:
Days	26.2%	26.0%
Revenue	52.8%	49.8%
Quality Mix:
Days	38.2%	37.7%
Revenue	61.1%	58.4%

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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Occupancy:
Operational beds at end of period	10,314	9,076
Available patient days	907,546	816,840
Actual patient days	731,485	649,084
Occupancy percentage (based on operational beds)	80.6%	79.5%
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

	Three Months Ended March 31,
	2011		2010
	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$66,225	36.2%	$61,653	40.0%
Medicare	67,643	37.0	51,122	33.2
Medicaid-skilled	4,411	2.4	4,418	2.8
Total	138,279	75.6	117,193	76.0
Managed Care	24,141	13.2	20,569	13.4
Private and Other(1)	20,523	11.2	16,412	10.6
Total revenue	$182,943	100.0%	$154,174	100.0%
_______________________

(1)	Includes revenue from assisted living facilities and home health and hospice operations.

Critical Accounting Policies Update
There have been no significant changes during the three month period ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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
Effects of Changing Prices. Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced, with a corresponding adverse impact on our financial condition or results of operation.
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

CMS issued a proposed rule on April 28, 2011 regarding Medicare payment rates for skilled nursing facilities for fiscal year 2012. The proposed rule discussed two options for updating payment rates for skilled nursing facilities under PPS. Option one would address potential overpayments related to the transition to the new RUGs IV system and impose a negative adjustment to RUGs IV therapy rates, and a net market basket increase of 1.5% consisting of a 2.7% market basket inflation increase, less a 1.2% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these proposed changes would result in an 11.3% decrease in payments to skilled nursing centers. Under option two, skilled nursing centers would receive the net 1.5% market basket payment update effective October 1, 2011 while CMS continues to collect more data regarding the RUGs IV system that was implemented on October 1, 2010. The proposed rule would also make changes to the way that group therapy services are paid under the RUGs IV system. The public comment period for the above proposal will remain open until June 27, 2011 and no final rule is expected until after then.
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

•
Nursing Home Transparency Requirements — In addition to expanded CMP provisions, PPACA imposes substantial new transparency requirements for Medicare-participating nursing facilities. Existing law requires Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. PPACA expands the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. CMS has not yet promulgated regulations to implement these provisions.

•
Suspension of Payments During Pending Fraud Investigations — PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applies this suspension of payments provision to one or more of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations. OIG promulgated regulations making these provisions effective as of March 25, 2011.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	78.2	79.9
Facility rent—cost of services	2.0	2.3
General and administrative expense	4.0	3.7
Depreciation and amortization	2.8	2.6
Total expenses	87.0	88.5
Income from operations	13.0	11.5
Other income (expense):
Interest expense	(1.5)	(1.5)
Interest income	—	0.1
Other expense, net	(1.5)	(1.4)
Income before provision for income taxes	11.5	10.1
Provision for income taxes	4.5	4.0
Net income	7.0%	6.1%
The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Consolidated Statement of Income Data:
Net income	$12,746	$9,348
Interest expense, net	2,672	2,213
Provision for income taxes	8,294	6,126
Depreciation and amortization	5,059	3,955
EBITDA(1)	$28,771	$21,642
Facility rent—cost of services	3,616	3,575
EBITDAR(1)	$32,387	$25,217
_______________________

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$182,943	$154,174	$28,769	18.7%
Number of facilities at period end	86	79	7	8.9%
Actual patient days	731,485	649,084	82,401	12.7%
Occupancy percentage — Operational beds	80.6%	79.5%		1.1%
Skilled mix by nursing days	26.2%	26.0%		0.2%
Skilled mix by nursing revenue	52.8%	49.8%		3.0%

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$140,219	$126,864	$13,355	10.5%
Number of facilities at period end	60	60	—	—%
Actual patient days	521,775	514,298	7,477	1.5%
Occupancy percentage — Operational beds	83.6%	82.2%		1.4%
Skilled mix by nursing days	29.6%	28.8%		0.8%
Skilled mix by nursing revenue	56.7%	53.4%		3.3%

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$27,390	$24,504	$2,886	11.8%
Number of facilities at period end	17	17	—	—%
Actual patient days	128,183	123,910	4,273	3.4%
Occupancy percentage — Operational beds	72.5%	70.1%		2.4%
Skilled mix by nursing days	16.4%	14.6%		1.8%
Skilled mix by nursing revenue	37.9%	32.0%		5.9%

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$15,334	$2,806	$12,528	NM
Number of facilities at period end	9	2	7	NM
Actual patient days	81,527	10,876	70,651	NM
Occupancy percentage — Operational beds	76.2%	76.5%		NM
Skilled mix by nursing days	15.6%	22.3%		NM
Skilled mix by nursing revenue	37.0%	35.7%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2008.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2008 to December 31, 2009.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2010.

Revenue. Revenue increased $28.7 million, or 18.7%, to $182.9 million for the three months ended March 31, 2011 compared to $154.2 million for the three months ended March 31, 2010. Of the $28.7 million increase, Medicare and managed care revenue increased $19.6 million, or 27.2%, Medicaid revenue increased $4.6 million, or 7.4% and private and other revenue increased $4.6 million, or 28.7%. Approximately $12.5 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2010, the Company has acquired eight facilities and one home health and hospice operation in five states.
Revenue generated by Same Facilities increased $13.4 million, or 10.5%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily due to an increase in occupancy of 1.4% to 83.6% and skilled mix of 0.8%, to 29.6%, which was the result of higher acuity levels and rate increases.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2011	2010	2011	2010	2011	2010	2011	2010	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$639.85	$550.94	$519.35	$443.60	$506.65	$371.17	$615.32	$531.84	15.7%
Managed care	365.00	340.44	441.04	413.32	434.10	370.50	372.51	344.75	8.1%
Other skilled	534.66	551.01	458.51	—	573.88	624.41	533.65	553.44	(3.6)%
Total skilled revenue	528.30	468.05	496.11	437.73	503.07	399.23	523.61	463.78	12.9%
Medicaid	166.57	162.59	156.21	157.62	158.25	212.22	163.86	162.31	1.0%
Private and other payors	187.01	181.82	175.17	168.03	159.47	192.29	180.95	179.04	1.1%
Total skilled nursing revenue	$275.83	$252.77	$214.39	$200.09	$212.33	$249.55	$260.25	$242.77	7.2%
Same Facility Medicare daily rates increased by 16.1%, due to increased acuity levels and rates. The first quarter 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Accordingly, the overall average Medicare daily rate increased by 15.7% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as a result of the impact of lower acuity levels at Transitioning and Recently Acquired Facilities.
The average Medicaid rate increased 1.0% for the three months ended March 31, 2011 relative to the same period in the prior year, primarily due to increases in rates in several states, offset by decreases in other states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Revenue:
Medicare	38.3%	34.5%	27.8%	26.2%	32.7%	22.7%	36.5%	33.0%
Managed care	15.1	15.3	9.6	5.8	2.7	6.8	13.6	13.7
Other skilled	3.3	3.6	0.5	—	1.6	6.2	2.7	3.1
Skilled mix	56.7	53.4	37.9	32.0	37.0	35.7	52.8	49.8
Private and other payors	7.2	7.8	10.9	11.8	16.9	16.9	8.3	8.6
Quality mix	63.9	61.2	48.8	43.8	53.9	52.6	61.1	58.4
Medicaid	36.1	38.8	51.2	56.2	46.1	47.4	38.9	41.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Days:
Medicare	16.5%	15.8%	11.5%	11.8%	13.7%	15.2%	15.4%	15.1%
Managed care	11.4	11.4	4.7	2.8	1.3	4.6	9.4	9.6
Other skilled	1.7	1.6	0.2	—	0.6	2.5	1.4	1.3
Skilled mix	29.6	28.8	16.4	14.6	15.6	22.3	26.2	26.0
Private and other payors	10.6	10.9	13.4	14.1	22.6	21.9	12.0	11.7
Quality mix	40.2	39.7	29.8	28.7	38.2	44.2	38.2	37.7
Medicaid	59.8	60.3	70.2	71.3	61.8	55.8	61.8	62.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $20.0 million, or 16.2%, to $143.2 million for the three months ended March 31, 2011 compared to $123.2 million for the three months ended March 31, 2010. Cost of services decreased as a percent of total revenue to 78.2% for the three months ended March 31, 2011 as compared to 79.9% for the three months ended March 31, 2010. Of the $20.0 million increase, Same Facilities increased $7.7 million, or 7.6% and Recently Acquired Facilities increased $9.5 million. The $7.7 million increase in Same Facility cost of services was primarily due to a $3.8 million increase in salaries and benefits and a $2.3 million increase in ancillary expenses, partially offset by a decrease in insurance costs of $0.4 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits due to increased occupancy at Same Facilities. The increase in ancillary expenses was primarily due to increased therapy wages. The decrease in insurance was primarily due to decreased medical and dental healthcare benefits due to a decrease in current and projected claims.
Facility Rent — Cost of Services. Facility rent — cost of services was $3.6 million for the three months ended March 31, 2011 and 2010. Facility rent-cost of services decreased as a percent of total revenue to 2.0% for the three months ended March 31, 2011 as compared to 2.3% for the three months ended March 31, 2010. In addition, during the three months ended March 31, 2011, we purchased the underlying assets of one of our skilled nursing facilities in California which we previously operated under a long-term lease agreement.
General and Administrative Expense. General and administrative expense increased $1.6 million, or 28.2%, to $7.4 million for the three months ended March 31, 2011 compared to $5.8 million for the three months ended March 31, 2010. General and administrative expense increased as a percent of total revenue to 4.0% for the three months ended March 31, 2011 as compared to 3.7% for the three months ended March 31, 2010. The $1.6 million increase was primarily due to increases in wages and benefits due to our growth and improved financial performance.
We have, and expect to continue to experience, higher stock-based compensation expense, which will impact cost of services and general and administrative expenses on a go-forward basis, until the second quarter of 2011 when the prospective method used at the adoption date will no longer impact the expense calculation.
Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 27.9%, to $5.1 million for the three months ended March 31, 2011 compared to $4.0 million for the three months ended March 31, 2010. Depreciation and amortization expense increased as a percent of total revenue to 2.8% for the three months ended March 31, 2011 as compared to 2.6% for the three months ended March 31, 2010. This increase was primarily related to the additional depreciation of $0.6 million at Recently Acquired Facilities, as well as increases of $0.3 and $0.2 million at Same and Transitioning Facilities, respectively, due to recent renovations. Of the $0.6 million increase at Recently Acquired Facilities, $0.2 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.5 million, or 20.7%, to $2.7 million for the three months ended March 31, 2011 compared to $2.2 million for the three months ended March 31, 2010. Other expense, net increased as a percent of total revenue to 1.5% for the three months ended March 31, 2011 as compared to 1.4% for the three months ended March 31, 2010. This increase was primarily the result of interest expense on an additional $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan). See further discussion of RBS Loan in Liquidity and Capital Resources section below.
Provision for Income Taxes. Provision for income taxes increased $2.2 million, or 35.4%, to $8.3 million for the three months ended March 31, 2011 compared to $6.1 million for the three months ended March 31, 2010. This increase resulted from the increase in income before income taxes of $5.6 million, or 36.0%. Our effective tax rate was 39.4% for the three months ended March 31, 2011 as compared to 39.6% for the three months ended March 31, 2010.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our Second Amended and Restated Loan and Security Agreement (the Revolver) with General Electric Capital Corporation (GECC). As of March 31, 2011, the maximum available for borrowing under the Revolver was approximately $50.0 million, subject to available collateral limits. As of March 31, 2011, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2.1 million and $6.0 million, respectively.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $37.1 million and $7.6 million for the three months ended March 31, 2011 and 2010, respectively. Cash paid for asset acquisitions was $7.3 million and $0 for the three months ended March 31, 2011 and 2010, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $9.0 million and $6.4 million for the three months ended March 31, 2011 and 2010, respectively. We currently have a combined $30.0 million budgeted for renovation projects for 2011.

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

Our cash and cash equivalents as of March 31, 2011 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2011, we held debt security investments of approximately $12.1 million, of which $8.1 million are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $4.0 million debt security investment is AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$18,689	$10,325
Net cash used in investing activities	(39,219)	(6,878)
Net cash used in financing activities	(585)	(850)
Net decrease in cash and cash equivalents	(21,115)	2,597
Cash and cash equivalents at beginning of period	72,088	38,855
Cash and cash equivalents at end of period	$50,973	$41,452
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net cash provided by operations for the three months ended March 31, 2011 was $18.7 million compared to $10.3 million for the three months ended March 31, 2010, an increase of $8.4 million. This increase was primarily due to our improved operating results, which contributed $20.9 million in 2011 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $14.7 million for 2010, an increase of $6.2 million.
Net cash used in investing activities for the three months ended March 31, 2011 was $39.2 million compared to $6.9 million for the three months ended March 31, 2010, an increase of $32.3 million. The increase was primarily the result of $39.0 million in cash paid for business acquisitions and purchased property and equipment in the three months ended March 31, 2011 compared to $6.9 million in the three months ended March 31, 2010.
Net cash used in financing activities for the three months ended March 31, 2011 was $0.6 million as compared to $0.9 million for the three months ended March 31, 2010, a decrease of $0.3 million. This decrease was primarily due to increases in dividends paid of $0.1 million and payments of long term debt of $0.2 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. These increases were partially offset by an increase in cash received upon exercise of options to purchase common stock.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of March 31, 2011 and the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,			March 31,
	2008	2009	2010	2011
	(in thousands)
Amended Term Loan with GE Capital	$54,102	$93,170	$91,724	$91,320
Mortgage Loan and Promissory Notes	6,449	15,064	49,744	49,513
Bond payable	—	1,232	1,038	988
Total	$60,551	$109,466	$142,506	$141,821

The following table represents the Company’s cumulative facility growth from 2007 to the present:

	December 31,				March 31,
	2007	2008	2009	2010	2011
Cumulative number of facilities	61	63	77	82	86

Term Loan with General Electric Capital Corporation
On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consists of an approximately $55.7 million multiple-advance term loan, further referred to as the Ten Project Note. The Ten Project Note matures in June 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.
The Ten Project Note was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The proceeds of the advances made under the Ten Project Note have been used to refinance an existing loan from GECC secured by certain of the properties, and to purchase other additional properties that we were previously leasing.
On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with GECC which increased the borrowing capacity of the loan by $40.0 million, further referred to as the Six Project Loan. The Six Project Loan will mature on September 30, 2014 and is secured by real and personal property comprising the six facilities. The Amended Term Loan, which includes both the Ten Project Note and Six Project Loan, is cross collateralized and cross defaulted with the existing Revolver. The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and thereafter floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.
In connection with the Amended Term Loan, we have guaranteed the payment and performance of all the obligations of our real estate holding subsidiaries under the loan documents. In the event of our default under the Amended Term Loan, all amounts owed by our subsidiaries and guaranteed by us under the Amended Term Loan and any other loan with GECC, including the Revolver discussed above, would become immediately due and payable. In addition, in the event of our default under the Amended Term Loan, GECC has the right to take control of our facilities encumbered by the loan to the extent necessary to make such payments and perform such acts required under the loan.
Under the Amended Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2011, we were in compliance with all loan covenants. As of March 31, 2011, our borrowing subsidiaries had $91.3 million outstanding on the Amended Term Loan.
Revolving Credit Facility with General Electric Capital Corporation
On February 21, 2008, we amended our existing Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. In connection with the Revolver, we incurred financing costs of approximately $0.5 million. The Revolver contains typical representations and financial and non-financial covenants for a loan of this type, a violation of which could result in a default under the Revolver and could possibly cause all amounts owed by us to GECC, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. In addition, the Revolver includes provisions that allow GECC to establish reserves against collateral for actual and contingent liabilities, a right which GECC exercised with our cooperation in December 2008. This reserve restricts $6.0 million of our borrowing capacity, and may be reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.
The proceeds of the loans under the Revolver have been and continue to be used for working capital and other expenses arising in our ordinary course of business.
The Revolver contains affirmative and negative covenants, including limitations on:

•	certain indebtedness;

•	certain investments, loans, advances and acquisitions;

•	certain sales or other dispositions of our assets;

•	certain liens and negative pledges;

•	financial covenants;

•	changes of control (as defined in the loan agreement);

•	certain mergers, consolidations, liquidations and dissolutions;

•	certain sale and leaseback transactions without GECC’s consent;

•	dividends and distributions during the existence of an event of default;

•	guarantees and other contingent liabilities;

•	affiliate transactions that are not in the ordinary course of business; and

•	certain changes in capital structure.
A violation of these or other representations or covenants of ours could result in a default under the Revolver and could possibly cause the entire amount outstanding under the Revolver and a cross-default of all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.
In connection with the Revolver, the majority of our subsidiaries granted a first priority security interest to GECC in, among other things: (1) all accounts, accounts receivable and rights to payment of every kind, contract rights, chattel paper, documents and instruments with respect thereto, and all of our rights, remedies, securities and liens in, to, and in respect of our accounts, (2) all moneys, securities, and other property and the proceeds thereof under the control of GECC and its affiliates, (3) all right, title and interest in, to and in respect of all goods relating to or resulting in accounts, (4) all deposit accounts into which our accounts are deposited, (5) general intangibles and other property of every kind relating to our accounts, (6) all other general intangibles, including, without limitation, proceeds from insurance policies, intellectual property rights, and goodwill, (7) inventory, machinery, equipment, tools, fixtures, goods, supplies, and all related attachments, accessions and replacements, and (8) proceeds, including insurance proceeds, of all of the foregoing. In the event of our default, GECC has the right to take possession of the foregoing with or without judicial process.

Promissory Notes with RBS Asset Finance, Inc.

On December 31, 2010, four of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $35.0 million (RBS Loan). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties owned by the four Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the RBS Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018.

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

As of March 31, 2011, our subsidiaries had $34.8 million outstanding on the RBS Loan.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of March 31, 2011, our subsidiaries had $9.7 million outstanding on the Promissory Notes.
Bonds Payable to Lynn Family Partnership
On October 1, 2009, a subsidiary of The Ensign Group, Inc. located in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds is due on July 1, 2015. The bonds bear interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate, which was 2.1% on March 31, 2011. As of March 31, 2011, the balance outstanding on these bonds was $1.0 million.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of March 31, 2011, the balance outstanding on this mortgage loan was approximately $6.0 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.7 million for the three months ended March 31, 2011 and 2010.
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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 86 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney’s office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.
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
In September 2010, the board of directors appointed a special committee consisting solely of independent directors to address the pending investigation by the Department of Justice (DOJ). Consistent with its mandate to attempt to expedite resolution of the investigation, the special committee has retained independent counsel and third party consultants to facilitate its work. The special committee and its consultants are actively pursuing that objective by, among other things, conducting a targeted review and analysis of selected historical medical and billing records, in an effort to understand any concerns potentially at issue in the DOJ investigation. The special committee's work is ongoing, and we expect that it will continue until its mandate is fulfilled.
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

New Accounting Pronouncements

In December, 2010, the FASB amended its view on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. We will adopt this amendment during our goodwill impairment analysis in the fourth quarter of the current year. We do not believe the adoption of this amendment will have a material effect on our financial statements.
Adoption of New Accounting Pronouncements
In August 2010, the Financial Accounting Standards Board clarified that health care entities should not net insurance recoveries against related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. We adopted this guidance during the quarter ended March 31, 2011 with no material effect. See further discussion in Note 2 to the Condensed Consolidated Financial Statements under "Self-Insurance."

In November 2010, the FASB provided clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. These amendments specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. We adopted these amendments on January 1, 2011, noting they did not have a material impact on our financial statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the Revolver, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the Revolver is available and could be used for short-term borrowing purposes. At March 31, 2011, we had no outstanding floating rate debt.

Our cash and cash equivalents as of March 31, 2011 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2011, we held debt security investments of approximately $12.1 million, of which $8.1 million is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $4.0 million debt security investment is AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that existed as of March 31, 2011, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, for more information regarding our legal proceedings, please see Note 14 included in Part 1, Item 1 of this Form 10-Q.
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
We operate in an industry that is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, our industry is frequently subject to the regulatory practices, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

We derived 39% and 43% of our revenue from the Medicaid program during the three months ended March 31, 2011 and 2010, respectively. We derived 37% and 33% of our revenue from the Medicare program during the three months ended March 31, 2011 and 2010, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. The Mid-Session Review of the presidential budget submitted for federal fiscal year 2010 included, through federal fiscal year

2014, $490.0 million in savings from improving “Medicare and Medicaid program integrity”, and another $175.0 million in Medicaid savings through implementation of coding edits to ensure “appropriate Medicaid payments.” It is uncertain what proportion of these estimated cost savings will come from recoupments against long-term care facilities. In April 2011 President Obama released the outlines of a deficit reduction plan that would save an additional $340.0 billion in Medicare and Medicaid spending by 2021, $480.0 billion by 2023, and $1.0 trillion over the next decade. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

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

CMS issued a proposed rule on April 28, 2011 regarding Medicare payment rates for skilled nursing facilities for fiscal year 2012. The proposed rule discussed two options for updating payment rates for skilled nursing facilities under the prospective payment system (PPS). Option one would address potential overpayments related to the transition to the new RUGs IV system and impose a negative adjustment to RUGs IV therapy rates, and a net market basket increase of 1.5% consisting of a 2.7% market basket inflation increase, less a 1.2% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these proposed changes would result in an 11.3% decrease in payments to skilled nursing centers. Under option two, skilled nursing centers would receive the net 1.5% market basket payment update effective October 1, 2011 while CMS continues to collect more data regarding the RUGs IV system that was implemented on October 1, 2010. The proposed rule would also make changes to the way that group therapy services are paid under the RUGs IV system. The public comment period for the above proposal will remain open until June 27, 2011 and no final rule is expected until after then.  Lower Medicare reimbursement rates would adversely affect our revenue, financial condition and results of operations.

Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.

Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California's governor declared a fiscal state of emergency in California. The new budget implements spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts are triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009. Further, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B.1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California's severe budget crisis, in July 2009, the State passed a budget-balancing proposal that eliminated this five percent growth cap by amending the current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. Although overall reimbursement from Medi-Cal remained stable, individual facility rates varied.

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

PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applies this suspension of payments provision to one of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are also subject to audits under various government programs, including Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC) and Medicaid Integrity Contributors (MIC) programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of March 31, 2011, we had one facility under probe review.

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

We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for known retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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

The Office of the Inspector General or other organizations may choose to more closely scrutinize the billing practices of for-profit skilled nursing facilities, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

In December 2010, the OIG released a report entitled “Questionable Billing by Skilled Nursing Facilities.” The report examined the billing practices of skilled nursing facilities based on Medicare Part A claims from 2006 to 2008 and found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra high therapy categories, than government and not-for-profit operators. It also found that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher activities of daily living (ADL) scores, and had a “long” average length of stay among Part A beneficiaries, compared to their government and not-for-profit counterparts. The OIG recommended that CMS vigilantly monitor overall payments to skilled nursing facilities, adjust RUG rates annually, change the method for determining how much therapy is needed to ensure appropriate payments and conduct additional reviews for skilled nursing operators that exceed certain thresholds for higher paying therapy RUGs. CMS concurred with and agreed to take action on three of the four recommendations, declining only to change the methodology for assessing a patient's therapy needs. The OIG issued a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Although we believe our therapy assessment and billing practices are consistent with applicable law and CMS requirements, we cannot predict the extent to which the OIGs recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Two of our facilities have been listed on the report. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-RUGs patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording ADL services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others, as well as other government agencies, unions, advocacy groups and others who seek to pursue their own mandates and agendas. Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, adversely change RUG rates, revise methodologies for assessing and treating patients, or conduct more frequent or intense reviews of our treatment and billing practices, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.

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

In addition, CMS has adopted and is considering additional regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2011, 76% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs may adversely affect our business. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney served a grand jury subpoena on Deloitte & Touche LLP, relating to The Ensign Group, Inc., and several of our operating subsidiaries. The subpoena confirmed our previously reported belief that the U.S. Attorney was conducting an investigation involving facilities operated by certain of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena specifically covered information from a total of 18 of our 86 facilities. In February 2008, the U.S. Attorney contacted two additional current employees. We also continue to sporadically receive anecdotal reports of former employees who have been contacted by investigators from the U.S. Attorney's office. Based on these events, we believe that the U.S. Attorney may be conducting parallel criminal, civil and administrative investigations involving The Ensign Group, Inc. and one or more of our skilled nursing facilities.

Pursuant to these investigations, on December 17, 2008, representatives from the U.S. DOJ served search warrants on our Service Center and six of our Southern California skilled nursing facilities. Following the execution of the warrants on the six facilities, a subpoena was issued covering eight additional facilities. Among other things, the warrants covered specific patient records at the six facilities. On May 4, 2009, the U.S. Attorney served a second subpoena requesting additional patient records on the same patients who were covered by the original warrants. We have worked with the U.S. Attorney's office to produce information responsive to both subpoenas. We and our regulatory counsel continue to actively work with the U.S. Attorney's office and respond to requests for information as they are received relative to the investigation.

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
In September 2010, the board of directors appointed a special committee consisting solely of independent directors to address the pending investigation by the Department of Justice (DOJ). Consistent with its mandate to attempt to expedite resolution of the investigation, the special committee has retained independent counsel and third party consultants to facilitate its work. The special committee and its consultants are actively pursuing that objective by, among other things, conducting a targeted review and analysis of selected historical medical and billing records, in an effort to understand any concerns potentially at issue in the DOJ investigation. The special committee's work is ongoing, and we expect that it will continue until its mandate is fulfilled.

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

During the three months ended March 31, 2011, we acquired two skilled nursing facilities which also offer assisted living and independent living services, one assisted living facility and one independent living facility with a total of 775 operational beds. In the year ended December 31, 2010, we acquired four skilled nursing facilities, one assisted living facility which also offers independent living services and one home health and hospice operation with a total of 650 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. CMS has included two of our facilities on its special focus facilities listing, which are described above, and other facilities may be identified for such status in the future, the sanctions for which involve increased scrutiny in the form of more frequent inspection visits from state regulators. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.

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

The skilled nursing, assisted living and home health and hospice fields are highly competitive, and we expect that these fields may become increasingly competitive in the future. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional multi-facility providers that have substantially greater financial resources to small providers who operate a single nursing facility. We also compete with other skilled nursing and assisted living facilities, and with inpatient rehabilitation facilities, long-term acute care hospitals, home healthcare and other similar services and care alternatives. Increased competition could limit our ability to attract and retain patients, attract and retain skilled personnel, maintain or increase private pay and managed care rates or expand our business. Our ability to compete successfully varies from location to location depending upon a number of factors, including:

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

We may not be successful in attracting patients to our operations, particularly Medicare, managed care, and private pay patients who generally come to us at higher reimbursement rates. Some of our competitors have greater financial and other resources than us, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we do and may thereby attract current or potential patients. Other competitors may have lower expenses or other competitive advantages, and, therefore, present significant price competition for managed care and private pay patients. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, or if the frequency of CMS surveys and enforcement sanctions increases, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. For example, two of our facilities are now surveyed every nine months instead of every 12 to 15 months as a result of historical survey results. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. From time to time, we experience a higher than normal number of negative survey findings in some of our facilities.

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

Our facilities located in California, Texas and Arizona account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 40% of our facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides. In addition, our facilities in Texas are more susceptible to revenue loss, cost increases or damage caused by hurricanes or flooding. Any significant loss due to a natural disaster may not be covered by insurance or may exceed our insurance limits and may also lead to an increase in the cost of insurance.

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

The Service Employees International Union has issued in the past, and may again issue in the future, public statements alleging that we or other for-profit skilled nursing operators have engaged in unfair, questionable or illegal practices in various areas, including staffing, patient care, patient evaluation and treatment, billing and other areas and activities related to the industry and our operations. We continue to anticipate similar criticisms, charges and other negative publicity from such sources on a regular basis, particularly in the current political environment and following the recent December 2010 OIG report entitled “Questionable Billing by Skilled Nursing Facilities,” which found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra high therapy categories, than government and not-for-profit operators, and that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher ADL scores, and had a longer average length of stay among Part A beneficiaries, than their government and not-for-profit counterparts. The OIG issued a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Two of our facilities have been listed on the report. Such reports provide unions and their allies with additional opportunities to make negative statements about, and to encourage regulators to seek investigatory and enforcement actions against, the industry in general and non-union operators like us specifically. Although we believe that our operations and business practices substantially conform to applicable laws and regulations, we cannot predict the extent to which we might be subject to adverse publicity or calls for increased regulatory scrutiny from union and union ally sources, or what effect, if any, such negative publicity would have on us, but to the extent they are successful, our revenue may be reduced, our costs may be increased and our profitability and business could be adversely affected.

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

At March 31, 2011, we had $142.9 million of outstanding indebtedness under our Amended Term Loan, our Revolver, promissory notes, bonds and mortgage notes, plus $120.5 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Because our term loans, promissory notes, bonds, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.

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

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the Revolver with GECC restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement.

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

THE ENSIGN GROUP, INC.

May 4, 2011	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002