Form 10-Q
period 2011-06-30
ENSIGN GROUP, INC
filed 2011-08-03
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011.

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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 29, 2011, 20,977,655 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2011

Part I. Financial Information

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$38,111	$72,088
Accounts receivable—less allowance for doubtful accounts of $11,068 and $9,793 at June 30, 2011 and December 31, 2010, respectively	77,696	69,437
Prepaid income taxes	1,427	1,333
Prepaid expenses and other current assets	7,072	7,175
Deferred tax asset—current	10,147	9,975
Total current assets	134,453	160,008
Property and equipment, net	321,745	262,527
Insurance subsidiary deposits and investments	16,261	16,358
Escrow deposits	1,450	14,422
Deferred tax asset	6,669	4,987
Restricted and other assets	10,504	6,509
Intangible assets, net	4,202	4,070
Goodwill	11,751	10,339
Other indefinite-lived intangibles	1,241	672
Total assets	$508,276	$479,892
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,455	$17,897
Accrued wages and related liabilities	35,059	37,377
Accrued self-insurance liabilities—current	11,518	11,480
Other accrued liabilities	13,142	13,557
Current maturities of long-term debt	3,026	3,055
Total current liabilities	82,200	83,366
Long-term debt—less current maturities	137,124	139,451
Accrued self-insurance liabilities—less current portion	31,438	25,920
Deferred rent and other long-term liabilities	2,643	2,952
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,489 and 20,927 shares issued and outstanding at June 30, 2011, respectively, and 21,397 and 20,815 shares issued and outstanding at December 31, 2010, respectively	21	21
Additional paid-in capital	73,973	70,814
Retained earnings	184,572	161,168
Common stock in treasury, at cost, 564 and 582 shares at June 30, 2011 and December 31, 2010, respectively	(3,695)	(3,800)
Total stockholders’ equity	254,871	228,203
Total liabilities and stockholders’ equity	$508,276	$479,892
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$186,326	$157,948	$369,269	$312,122
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	145,637	125,808	288,792	248,991
Facility rent—cost of services	3,433	3,616	7,049	7,191
General and administrative expense	7,592	6,407	14,993	12,181
Depreciation and amortization	5,546	4,023	10,605	7,978
Total expenses	162,208	139,854	321,439	276,341
Income from operations	24,118	18,094	47,830	35,781
Other income (expense):
Interest expense	(2,739)	(2,308)	(5,466)	(4,588)
Interest income	75	63	130	130
Other expense, net	(2,664)	(2,245)	(5,336)	(4,458)
Income before provision for income taxes	21,454	15,849	42,494	31,323
Provision for income taxes	8,478	6,230	16,772	12,356
Net income	$12,976	$9,619	$25,722	$18,967
Net income per share:
Basic	$0.62	$0.46	$1.23	$0.92
Diluted	$0.60	$0.46	$1.19	$0.90
Weighted average common shares outstanding:
Basic	20,909	20,741	20,881	20,713
Diluted	21,579	21,126	21,535	21,103
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$25,722	$18,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,605	7,978
Amortization of deferred financing fees and debt discount	327	327
Deferred income taxes	(1,854)	(3,140)
Provision for doubtful accounts	4,041	2,948
Stock-based compensation	1,677	1,266
Excess tax benefit from share based compensation	(532)	(357)
Impairment of software development costs	—	297
(Gain) loss on disposition of property and equipment	(1)	22
Change in operating assets and liabilities
Accounts receivable	(12,300)	(13,020)
Prepaid income taxes	(94)	—
Prepaid expenses and other current assets	103	(200)
Insurance subsidiary deposits and investments	97	(1,587)
Accounts payable	349	769
Accrued wages and related liabilities	(2,318)	(1,218)
Other accrued liabilities	107	(1,641)
Accrued self-insurance	1,825	3,389
Deferred rent liability	(308)	103
Net cash provided by operating activities	27,446	14,903
Cash flows from investing activities:
Purchase of property and equipment	(18,684)	(13,753)
Cash payment for business acquisitions	(45,029)	(18,809)
Cash payment for asset acquisitions	(7,339)	—
Escrow deposits	(1,450)	—
Escrow deposits used to fund business acquisitions	14,422	7,595
Cash proceeds from the sale of fixed assets	324	58
Restricted and other assets	(489)	(244)
Net cash used in investing activities	(58,245)	(25,153)
Cash flows from financing activities:
Payments on long term debt	(2,417)	(1,039)
Issuance of treasury stock upon exercise of options	105	159
Issuance of common stock upon exercise of options	949	348
Dividends paid	(2,308)	(2,069)
Excess tax benefit from share based compensation	532	357
Payments of deferred financing costs	(39)	(8)
Net cash used in financing activities	(3,178)	(2,252)
Net decrease in cash and cash equivalents	(33,977)	(12,502)
Cash and cash equivalents beginning of period	72,088	38,855
Cash and cash equivalents end of period	$38,111	26,353
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,612	$4,526
Income taxes	$18,165	$14,050
Non-cash investing activity:
Accrued capital expenditures	$1,208	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 87 facilities, two home health and three hospice operations as of June 30, 2011, located in California, Arizona, Texas, Washington, Utah, Colorado, Idaho and Nevada. All of these facilities are skilled nursing facilities, other than six stand-alone assisted living facilities in California, Arizona, Texas, Colorado and Nevada and seven campuses that offer both skilled nursing and assisted living services located in California, Texas, Arizona and Utah. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 10,500 operational skilled nursing, assisted living and independent living beds. As of June 30, 2011, the Company owned 58 of its 87 facilities and operated an additional 29 facilities through long-term lease arrangements, and had options to purchase eight of those 29 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2010 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing, assisted living facilities, and home health and hospice operations. All intercompany transactions and balances have been eliminated in consolidation.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, home health, hospice, and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.
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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Revenue from the Medicare and Medicaid programs accounted for approximately 75% and 76% of the Company’s revenue for the three and six months ended June 30, 2011 and 76% for both periods during the three and six months ended June 30, 2010. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased (decreased) revenue by $295 and $841 for the three and six months ended June 30, 2011 and $(561) and $(241) for the three and six months ended June 30, 2010, respectively. The decrease in revenue from retroactive adjustments in 2010 is attributable to the item disclosed in "Other Matters" in Note 15. Retroactive revenue adjustments increased (decreased) revenue by $(47) and $273 for the three and six months ended June 30, 2010 prior to the item disclosed in Note 15.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. The percentages applied to the aged receivable balances are based on the Company’s historical experience and time limits, if any, for managed care, Medicare, Medicaid and other payors. The Company periodically refines its estimates of the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the six months ended June 30, 2011 or 2010.
Intangible Assets and Goodwill — Intangible assets consist primarily of favorable lease, lease acquisition costs, patient base, trade names and other indefinite-lived intangibles. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of four to twelve months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at facilities are amortized over 30 years.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the six months ended June 30, 2011.
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
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Interim Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $27,887 and $26,037 as of June 30, 2011 and December 31, 2010, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $9,156 and $9,203 as of June 30, 2011 and December 31, 2010, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. These limits reset every plan year subject to a lifetime maximum of $5,000 per each covered person on the Preferred Provider Organization (PPO) and Exclusive Provider Organization (EPO) plans and an unlimited lifetime plan maximum on the Health Maintenance Organization (HMO) plan. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,182 and $2,160 at June 30, 2011 and December 31, 2010, respectively.
In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, the Company has recorded an asset and equal liability of $3,731 at June 30, 2011, in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis. Prior to fiscal year 2011, these liabilities were recorded net of anticipated insurance recoveries. See additional discussion in "Adoption of New Accounting Pronouncements" below.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements — In December, 2010, the Financial Accounting Standards Board (FASB) amended its view on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. The Company will adopt this amendment during its goodwill impairment analysis in the fourth quarter of the current year. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

In July, the FASB amended its view on how health care entities present revenue and bad debt expense. Under the new guidance, health care entities are required to present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the statement of income for entities that do not assess a patient's ability to pay prior to rendering services. Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue prior to deciding that collection is reasonably assured. In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data. It will also require disclosure of the Company's policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts). The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the final consensus, but believes, if this standard is applicable, the final result will be an equivalent reduction in patient service revenue and cost of services (exclusive of facility rent and depreciation and amortization) with no net impact on the statement of income.
Adoption of New Accounting Pronouncements — In August 2010, the FASB clarified that health care entities should not net insurance recoveries against related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company adopted this guidance during the quarter ended March 31, 2011. See further discussion in Note 2 to the Condensed Consolidated Financial Statements under "Self-Insurance."

In November 2010, the FASB provided clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. These amendments specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. The Company adopted these amendments on January 1, 2011. See further discussion in Note 7 to the Condensed Consolidated Financial Statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$12,976	$9,619	$25,722	$18,967
Denominator:
Weighted average shares outstanding for basic net income per share	20,909	20,741	20,881	20,713
Basic net income per common share	$0.62	$0.46	$1.23	$0.92

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$12,976	$9,619	$25,722	$18,967
Denominator:
Weighted average common shares outstanding	20,909	20,741	20,881	20,713
Plus: incremental shares from assumed conversion (1)	670	385	654	390
Adjusted weighted average common shares outstanding	21,579	21,126	21,535	21,103
Diluted net income per common share	$0.60	$0.46	$1.19	$0.90

(1)
Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above was 32 for both periods during the three and six months ended June 30, 2011, and 765 and 785 for the three and six months ended June 30, 2010.

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

On December 1, 2010, the first of the three debt security investments matured and the funds of $4,000 were reinvested in a new debt security which matures on June 8, 2012. In addition, on July15, 2011, the second of three debt securities matured and funds of $6,000 were reinvested in a new debt security which matures on December 12, 2012. The new debt security investments are also AAA rated, and is backed by the FDIC.
At June 30, 2011, the Company had approximately $12,074 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The carrying value of the debt securities approximates fair value. The Company has the intent and the ability to hold these debt securities to maturity.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and six months ended June 30, 2011 and 2010 is summarized in the following tables:

	Three Months Ended June 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$67,080	36.0%	$64,002	40.5%
Medicare	68,964	37.0	50,589	32.1
Medicaid — skilled	4,296	2.3	4,624	2.9
Total Medicaid and Medicare	140,340	75.3	119,215	75.5
Managed care	24,175	13.0	20,222	12.8
Private and other payors	21,811	11.7	18,511	11.7
Revenue	$186,326	100.0%	$157,948	100.0%

	Six Months Ended June 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$133,306	36.1%	$125,656	40.3%
Medicare	136,605	37.0	101,711	32.6
Medicaid — skilled	8,706	2.4	9,041	2.9
Total Medicaid and Medicare	278,617	75.5	236,408	75.8
Managed care	48,317	13.1	40,791	13.0
Private and other payors	42,335	11.4	34,923	11.2
Revenue	$369,269	100.0%	$312,122	100.0%

Accounts receivable as of June 30, 2011 and December 31, 2010 is summarized in the following table:

	June 30, 2011	December 31, 2010
Medicaid	$21,722	$20,712
Managed care	22,825	22,764
Medicare	29,543	22,826
Private and other payors	14,674	12,928
	88,764	79,230
Less allowance for doubtful accounts	(11,068)	(9,793)
Accounts receivable	$77,696	$69,437

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
During the six months ended June 30, 2011, the Company acquired two skilled nursing facilities which also offer assisted living and independent living services, one independent living facility, two assisted living facilities and one home health and hospice operation. The aggregate purchase price of the six business acquisitions was approximately $45,029, which was paid in cash. The facilities acquired during the six months ended June 30, 2011 are as follows:

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

•
On February 1, 2011, the Company purchased one skilled nursing facility in Utah, which also offers assisted living and independent living services for approximately $16,569 which was paid in cash. This acquisition added 233 operational skilled nursing beds, 48 assisted living units and 68 independent living apartments to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

•
On March 18, 2011, the Company purchased one assisted living facility in California for approximately $5,925, which was paid in cash. This acquisition added 125 assisted living units to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

•
On May 15, 2011, the Company purchased a home health and hospice operation in Utah for approximately $2,001, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1,412 and $569 was recognized as goodwill and other indefinite lived intangibles, respectively, as a part of this transaction.

•
On June 1, 2011, the Company purchased an assisted living facility in Nevada for approximately $5,954, which was paid in cash. The acquisition added 100 assisted living and 52 independent living units to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

In addition, the Company purchased the underlying assets of one of its skilled nursing facilities in Ventura, California as part of the March 18 transaction. The facility was purchased for approximately $7,339, which was paid in cash. This acquisition did not impact the Company's operational skilled nursing bed count.
The Company expensed $204 in acquisition related costs during the six months ended June 30, 2011.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the six months ended June 30, 2011 and 2010:

	June 30,
	2011	2010
Land	$5,814	$2,709
Building and improvements	35,270	11,029
Equipment, furniture, and fixtures	1,127	1,003
Goodwill	1,412	3,092
Other indefinite lived intangible assets	569	672
Other intangible assets	837	304
	$45,029	$18,809
Subsequent to the quarter ended June 30, 2011, the Company has acquired 11 skilled nursing facilities, one independent living facility which also offers assisted living services and one home health operation, increasing the Company's collective capacity to approximately 11,400 operational skilled nursing, assisted living and independent living beds. The Company entered into a separate operations transfer agreement with the prior tenant as part of each transaction. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information has not yet been finalized.

•
On July 18, 2011, the Company acquired nine skilled nursing facilities, of which four also offer assisted living services, and a home health operation in Nebraska and Iowa for approximately $27,700, which was paid in cash. This acquisition added 549 operational skilled nursing beds and 72 operational assisted living units.

•
On August 1, 2011, the Company acquired an independent living facility which also offers assisted living services in Texas for approximately $5,800, which was paid in cash. This acquisition added 128 independent living and 39 assisted living units to the Company's operations.

•
In addition, on August 1, 2011, the Company acquired a skilled nursing facility in Texas for approximately $5,200, which was paid in cash. This acquisition added 134 operational skilled nursing beds to the Company's operations.

•
Lastly, on August 1, 2011, the Company acquired a skilled nursing facility in Utah for approximately $2,600, which was paid in cash. This acquisition added 48 operational skilled nursing beds to the Company's operations.

7. ACQUISITIONS - UNAUDITED PRO FORMA FINANCIAL INFORMATION

The Company has established an acquisition strategy that is focused on identifying acquisitions within its target markets that offer the greatest opportunity for investment return at attractive prices. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. As a result, the Company has developed an acquisition assessment program that is based on existing and potential resident mix, the local available market, referral sources and operating expectations based on the Company's experience with its existing facilities. Following an acquisition, the Company implements a well-developed integration program to provide a plan for transition and generation of profits from facilities that have a history of significant operating losses. Consequently, the Company believes that prior operating results are not meaningful as the information is not representative of the Company's current operating results or indicative of the integration potential of its newly acquired facilities.

The following table represents pro forma results of consolidated operations as if the 2011 acquisitions through August 1, 2011 had occurred at the beginning of the six months ended June 30, 2011 and 2010, after giving effect to certain adjustments.

	Six Months Ended
	June 30,
	2011	2010
Revenue	$392,583	$350,274
Net income	25,873	19,444
Diluted net income per common share	$1.20	$0.92
Our pro forma assumptions are as follows:

•
Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the facility, or if no information was available, estimates were derived from the Company’s operating results for that particular facility. Prior year results for the 2011 acquisitions were obtained from available financial statements provided by prior operators or available cost reports filed by the prior operators.

•
Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable and depreciation is calculated using the actual allocated purchase price applicable.

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the amounts in the table above are revenue and earnings recorded since the date of acquisition, for the six months ended June 30, 2011, generated by individually immaterial business acquisitions completed during the current period of $13,710 and $1,999 , respectively.

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Land	$54,518	$46,900
Buildings and improvements	228,791	179,189
Equipment	57,113	47,983
Furniture and fixtures	8,677	8,271
Leasehold improvements	26,346	24,147
Construction in progress	7,729	7,587
	383,174	314,077
Less accumulated depreciation	(61,429)	(51,550)
Property and equipment, net	$321,745	$262,527

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. INTANGIBLE ASSETS — Net

	Weighted	June 30, 2011			December 31, 2010
	Average Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$910	$(622)	$288	$910	$(592)	$318
Favorable lease	20.0	3,573	(586)	2,987	3,573	(482)	3,091
Patient base	0.6	1,615	(1,287)	328	778	(728)	50
Trade name	30.0	733	(134)	599	733	(122)	611
Total		$6,831	$(2,629)	$4,202	$5,994	$(1,924)	$4,070
Amortization expense was $411 and $705 for the three and six months ended June 30, 2011 and $186 and $514 for the three and six months ended June 30, 2010, respectively. Of the $705 in amortization expense incurred during the six months ended June 30, 2011, approximately $559 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to twelve months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2011 (remainder)	$449
2012	314
2013	291
2014	290
2015	269
2016	248
Thereafter	2,341
$4,202

10. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	June 30, 2011	December 31, 2010
Deposits with landlords	$750	$736
Capital improvement reserves with landlords and lenders	3,954	3,477
Debt issuance costs, net	2,069	2,296
Other assets	3,731	—
Restricted and other assets	$10,504	$6,509
Included in other assets, as of June 30, 2011, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prior to fiscal year 2011, insurance claims liabilities were recorded net of anticipated recoveries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Quality assurance fee	$1,407	$1,706
Resident refunds payable	2,668	3,122
Deferred resident revenue	1,263	1,313
Cash held in trust for residents	1,553	1,523
Resident deposits	1,350	68
Dividends payable	1,161	1,152
Property taxes	1,491	1,325
Other	2,249	3,348
Other accrued liabilities	$13,142	$13,557
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

12. INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2011 and 2010 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current:
Federal	$9,013	$7,459	$15,636	$13,230
State	1,612	1,196	2,990	2,266
	10,625	8,655	18,626	15,496
Deferred:
Federal	(1,931)	(2,238)	(1,613)	(2,805)
State	(216)	(187)	(241)	(335)
	(2,147)	(2,425)	(1,854)	(3,140)
Total	$8,478	$6,230	$16,772	$12,356

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets (liabilities):
Accrued expenses	$17,967	$15,968
Allowance for doubtful accounts	4,613	4,082
State taxes	—	533
Tax credits	1,002	1,063
Total deferred tax assets	23,582	21,646
State taxes	(165)	—
Depreciation and amortization	(4,909)	(4,973)
Prepaid expenses	(1,692)	(1,711)
Total deferred tax liabilities	(6,766)	(6,684)
Net deferred tax assets	$16,816	$14,962
The Company is not currently under examination by any major income tax jurisdiction. In 2011, the statute of limitations will lapse on the Company's 2006 and 2007 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and six months ended June 30, 2011 or 2010.

13. DEBT

Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, the Company entered into a Senior Credit Facility with SunTrust Bank (the Facility) in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on the July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance to be due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at the option of the Company, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the plan) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on the Company’s leverage ratio as set forth in further detail in the agreement. In connection with the Facility, we incurred financing costs of approximately $2,500. Further, we incurred a one-time charge of approximately $2,500 in termination and early extinguishment fees in connection with exiting the Six Project Loan (described below) which will be recognized in the third quarter of 2011. In addition, the Company has a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on the Company’s leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of the Company’s personal property.

Among other things, under the Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures.

Proceeds of the term loan portion of the Facility and any initial borrowings under the revolver portion of the Facility shall be used to refinance the Six Project Note with General Electric Capital Corporation (GECC) and the Revolver (both defined below), fund facility acquisitions and other general working capital requirements.

In connection with the Facility, in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap qualifies as a cash flow hedge and will be recorded in other comprehensive income in accordance with hedge accounting. Under the terms of this agreement, the net effect of the hedges was to record swap interest expense of 1.8%, which would result in a fixed rate of approximately 4.3%, using the initial margin of 2.5%, exclusive of fees.

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
Term Loan with General Electric Capital Corporation

On November 6, 2009, the Company finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with GECC which increased the borrowing capacity of the Amended Term Loan by $40,000, further referred to as the Six Project Loan. The Six Project Loan was set to mature on September 30, 2014 and was secured by, among other things, a perfected first priority mortgage/deed of trust on the fee simple interest in six of the Company’s skilled nursing facilities (the Property). The Amended Term Loan, which includes both the Ten Project Note (as described below) and the Six Project Loan, was cross collateralized and cross defaulted with the existing Second Amended and Restated Loan and Security Agreement (the Revolver). The interest rate on the loan is calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and thereafter floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note. On July 15, 2011, the Six Project Loan was paid in full with funds received from the $75,000 term loan portion of the Facility described above.
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
Bonds Payable to Lynn Family Partnership

In addition, on October 1, 2009, a subsidiary of The Ensign Group, Inc. in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds were due on July 1, 2015. The bonds bore interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate, which was 2.1% on June 30, 2011. The Company paid this bond in full as of June 30, 2011.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility with General Electric Capital Corporation

Prior to the closing of the Facility on July 15, 2011, the Company had the Revolver with GECC under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver was set to expire on February 21, 2013. As of June 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolver. As of June 30, 2011, the amount of borrowing capacity pledged to secure outstanding letters of credit and reserves against collateral for actual and contingent liabilities was $2,133 and $6,000, respectively. In addition, in the event of the Company’s default under the Amended Term Loan, GECC had the right to take control of the Company’s facilities encumbered by the loan to the extent necessary to make such payments and perform such acts that are required under the loan. On July 15, 2011, the Revolver was replaced by the $75,000 revolving credit facility portion of the Facility described above.

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Ten Project Note with GECC, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at June 30, 2011 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	$51,711	$52,229
Six Project Loan with GECC, principal and interest payable monthly, interest defined above, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements, repaid on July 15, 2011.	39,238	39,495
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate of 6.04%, collateralized by real property, assignment of rents and Company guaranty.	34,619	35,000
Promissory notes, principal, and interest of $69 payable monthly and continuing through September 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,600	9,724
Bond, principal and interest of $20 payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement), repaid on June 21 2011.	—	1,038
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,987	6,086
	141,155	143,572
Less current maturities	(3,026)	(3,055)
Less debt discount	(1,005)	(1,066)
	$137,124	$139,451
The Company is subject to standard reporting requirements and other typical covenants for loans of these types. As of June 30, 2011, the Company was in compliance with such loan covenants.
The carrying value of the Company’s long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,588 as of June 30, 2011.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 32 options and 82 restricted stock awards during the six months ended June 30, 2011.

The Company used the following assumptions for stock options granted during the six months ended June 30, 2011 and 2010:

			Weighted		Weighted	Weighted
		Options	Average Risk-		Average	Average
Grant Year	Plan	Granted	Free Rate	Expected Life	Volatility	Dividend Yield
2011	2007	32	2.13 - 2.53%	6.5 years	55%	0.93%
2010	2007	113	2.36 - 2.82%	6.5 years	55%	1.08%

The Company used the following assumptions for stock options granted during the three months ended June 30, 2011 and 2010:

			Weighted		Weighted	Weighted
		Options	Average Risk-		Average	Average
Grant Year	Plan	Granted	Free Rate	Expected Life	Volatility	Dividend Yield
2011	2007	23	2.13%	6.5 years	55%	0.93%
2010	2007	7	2.36%	6.5 years	55%	1.08%
For the six months ended June 30, 2011 and 2010, the following represents the weighted average exercise price and fair value displayed at grant date for stock option grants:

		Weighted Average	Weighted Average
Grant Year	Granted	Exercise Price	Fair Value of Options
2011	32	$27.91	$14.11
2010	113	$17.51	$8.87

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2011 and 2010 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2011:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2011	1,904	$11.55	921	$9.07
Granted	32	27.91
Forfeited	(18)	13.05
Exercised	(80)	8.43
June 30, 2011	1,838	$11.96	989	$9.86

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2011:

					Stock Options
	Stock Options Outstanding				Vested
		Number	Black-Scholes	Remaining Contractual Life	Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	(Years)	Exercisable
2003	0.67 – 0.81	4	*	2	4
2004	1.96 – 2.46	29	*	3	29
2005	4.99 – 5.75	142	*	4	142
2006	7.05 – 7.50	417	3,997	5	328
2008	9.38 – 14.87	629	3,391	7	329
2009	14.92 – 16.70	455	3,599	8	136
2010	17.47 – 18.16	131	1,165	9	21
2011	24.36 - 29.30	31	439	10	—
Total		1,838	$12,591		989
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three and six month periods ended June 30, 2011 and 2010, the Company granted 82 and 0 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

A summary of the status of the Company's nonvested restricted stock awards as of June 30, 2011, and changes during the six month period ended June 30, 2011 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	102	$18.05
Granted	82	26.47
Vested	(7)	18.03
Forfeited	(3)	19.83
Nonvested at June 30, 2011	174	$21.98

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense related to stock options	$574	$607	$1,218	$1,256
Share-based compensation expense related to restricted stock awards	272	10	459	10
Total	$846	$617	$1,677	$1,266
In future periods, the Company expects to recognize approximately $5,228 and $3,574 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2011. Future stock based compensation expense will be recognized over 2.9 and 4.5 weighted average years for unvested options and restricted stock awards, respectively. There were 849 unvested and outstanding options at June 30, 2011, of which 803 are expected to vest. The weighted average contractual life for options vested at June 30, 2011 was 6.6 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2011 and December 31, 2010 is as follows:

Options	June 30, 2011	December 31, 2010
Outstanding	$33,892	$25,366
Vested	20,309	14,545
Expected to vest	12,122	9,630
Exercised	1,752	1,955
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

15. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,548 and $7,279 for the three and six months ended June 30, 2011 and $3,715 and $7,385 for the three and six months ended June 30, 2010, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of June 30, 2011.
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
A significant portion of the Company’s revenue is derived from Medicaid and Medicare, for which reimbursement rates

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to regulatory changes and government funding restrictions. Any significant future change to reimbursement rates could have a material effect on the Company’s operations.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the six months ended June 30, 2011. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
Other Matters — In November 2006 the Company initiated an internal investigation after becoming aware of an allegation of possible reimbursement irregularities at one or more of the Company's facilities. The Company retained outside investigatory counsel to conduct the investigation, which continued until February 2008.
In March 2007, the Company learned that the United States Attorney for the Central District of California (DOJ) was seeking financial information regarding the Company, ten of its operating subsidiaries, certain of its then-current and former officers, and an outside investor group, when the Company received from its bank a copy of an authorized investigative demand, a request for records similar to a subpoena, issued to the bank by the U.S. Attorney.
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney had served them with a grand jury subpoena relating to the Company and several of its operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena covered information from a total of 18 of the Company's 87 facilities.
On December 17, 2008, representatives from the DOJ served search warrants on the Company's Service Center and six skilled nursing facilities located in Southern California. The six facilities were part of the 12-facility sample then being examined by outside investigatory counsel. Among other things, the warrants authorized the seizure of specific patient records at the six facilities. Following the execution of the warrants, a subpoena was issued covering eight additional facilities. A subsequent subpoena requesting patient records pertaining to the same patients listed in the original search warrants was received on May 4, 2009.
In February 2008, outside investigatory counsel issued their final investigation report. Information gained from each contact with the DOJ up to that date, though limited, was considered by outside investigatory counsel. Without knowing the exact nature of the allegations or concerns underlying the DOJ's inquiry, outside investigatory counsel were not able to affirm that the investigation had addressed specific DOJ concerns, but their investigation did attempt to address issues believed to be relevant to the inquiry. The report did not find any systemic or patterns or practices of fraudulent or intentional misconduct, but it included observations at certain facilities regarding areas of potential improvement in recordkeeping and billing practices, which the Company used to implement measures designed to strengthen these processes.
Medicare claims reviewed in the course of the outside investigation, for which adequate backup documentation could not be located or for which other billing deficiencies existed, were treated by the Company as overpayments and refunded to the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medicare program in normal course. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.
In September 2010 the Company's board of directors appointed a special committee consisting solely of independent directors to address the investigations being conducted by the DOJ and to bring the matter to conclusion. Consistent with the Company's prior and ongoing efforts, the special committee's mandate is to attempt to expedite resolution of the investigations. In furtherance of that objective, the special committee has retained independent counsel, and counsel has retained third party consultants, to facilitate its work. The special committee's work is ongoing, and the Company expects that it will continue until its mandate is fulfilled.
The Company and the special committee of the Board are cooperating with the U.S. Attorney's office, and intend to continue cooperating. Neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been charged with any wrongdoing . The Company cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may have been filed, nor can the Company estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. To the extent the U.S. Attorney's office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and the Company is subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, the Company's business, financial condition and results of operations could be materially and adversely affected and its stock price could decline.
From time to time our systems and controls highlight potential compliance issues, which the Company investigates as they arise. As a result of the detection by management at one of the Company’s facilities, and its Service Center support personnel, of possible recordkeeping and related irregularities at that facility, the Company initiated an internal inquiry in the second quarter of 2010.

The Company concluded the investigatory phase of this inquiry and completed a billing review of potentially affected claims in the third quarter of 2010. As a result of its billing reviews, the Company identified a limited number of selected Medicare claims for which adequate backup documentation could not be located, or for which other billing deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating potential overpayments were available, the Company followed such procedures and completed a billing review. Where such procedures and/or data were not available the Company developed a methodology for making a good faith estimate of potential overpayments with the assistance of independent consultants experienced in Medicare billing. During the quarter ended June 30, 2010, the Company accrued for a revenue adjustment of approximately $553, plus interest, for the estimated overpayments described above, with a resulting impact to net income of approximately $251. The Company remitted payment of the above overpayments during the quarter ended September 30, 2010.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 58% and 55% of its total accounts receivable as of June 30, 2011 and December 31, 2010, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75% and 76% of the Company’s revenue for the three and six months ended June 30, 2011 and 76% for both periods during the three and six months ended June 30, 2010.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of August 1, 2011, the Company had approximately $2,343 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 87 facilities located in California, Arizona, Texas, Washington, Utah, Colorado, Idaho and Nevada and two home health and hospice operations located in Utah and Idaho as of June 30, 2011. All of these facilities are skilled nursing facilities, other than six stand-alone assisted living facilities in California, Arizona, Texas, Colorado and Nevada and seven campuses that offer both skilled nursing and assisted living services in California, Texas, Arizona and Utah. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of June 30, 2011, we owned 58 of our 87 facilities and operated an additional 29 facilities under long-term lease arrangements, and had options to purchase eight of those 29 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2011:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	58	8	21	87
Percent of total	66.7%	9.2%	24.1%	100%
Operational skilled nursing, assisted living and independent living beds	7,065	957	2,439	10,461
Percent of total	67.5%	9.2%	23.3%	100%

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
Facility Acquisition History

	December 31,						June 30,
	2005	2006	2007	2008	2009	2010	2011
Cumulative number of facilities	46	57	61	63	77	82	87
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	10,461

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of June 30, 2011:

	CA	AZ	TX	UT	CO	WA	ID	NV	Total
Number of facilities	34	12	19	10	5	3	3	1	87
Operational skilled nursing, assisted living and independent living beds	3,820	1,830	2,360	1,316	463	274	246	152	10,461

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

On May 15, 2011, we purchased a home health and hospice operation in Utah for approximately $2.0 million, which was paid in cash. The acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $1.4 million and $0.6 million was recognized as goodwill and other indefinite lived intangibles, respectively, as a part of this transaction.

On June 1, 2011, we purchased an assisted living facility in Nevada for approximately $6.0 million, which was paid in cash. The acquisition added 100 assisted living and 52 independent living units to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

Subsequent to the quarter ended June 30, 2011, the Company has acquired 11 skilled nursing facilities and one independent living facility which also offers assisted living services, increasing the Company's collective capacity to approximately 11,400 operational skilled nursing, assisted living and independent living beds.
On July 18, 2011, we acquired nine skilled nursing facilities, of which four also offer assisted living services, and a home health and hospice operation in Nebraska and Iowa for approximately $27.7 million, which was paid in cash. This acquisition added 549 operational skilled nursing beds and 72 operational assisted living units to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

Lastly, on August 1, 2011, we acquired two skilled nursing facilities in Texas and Utah and one independent living facility which also offers assisted living services in Texas for an aggregate purchase price of approximately $13.6 million, which was paid in cash. These acquisitions added 182 operational skilled nursing beds, 128 independent living units and 39 assisted living units to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction.

Taking the above noted acquisitions into account, the tables below set forth the total number of facilities and bed counts, along with their location and bed count by state as of August 1, 2011:

	December 31,						Aug. 1,
	2005	2006	2007	2008	2009	2010	2011
Cumulative number of facilities	46	57	61	63	77	82	99
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,431

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	34	12	21	11	5	3	3	1	4	5	99
Operational skilled nursing, assisted living and independent living beds	3,820	1,830	2,661	1,364	463	274	246	152	296	325	11,431
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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Skilled Mix:
Days	26.3%	24.8%	26.3%	25.4%
Revenue	52.7%	48.2%	52.8%	49.0%
Quality Mix:
Days	38.1%	36.8%	38.2%	37.2%
Revenue	60.9%	57.3%	61.0%	57.8%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Occupancy:
Operational beds at end of period	10,461	9,344	10,461	9,344
Available patient days	942,679	841,994	1,850,495	1,658,834
Actual patient days	746,995	667,858	1,478,480	1,316,942
Occupancy percentage (based on operational beds)	79.2%	79.3%	79.9%	79.4%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$67,080	36.0%	$64,002	40.5%	$133,306	36.1%	$125,656	40.3%
Medicare	68,964	37.0	50,589	32.1	136,605	37.0	101,711	32.6
Medicaid-skilled	4,296	2.3	4,624	2.9	8,706	2.4	9,041	2.9
Total	140,340	75.3	119,215	75.5	278,617	75.5	236,408	75.8
Managed Care	24,175	13.0	20,222	12.8	48,317	13.1	40,791	13.0
Private and Other(1)	21,811	11.7	18,511	11.7	42,335	11.4	34,923	11.2
Total revenue	$186,326	100.0%	$157,948	100.0%	$369,269	100.0%	$312,122	100.0%
_______________________

(1)	Includes revenue from assisted living facilities and home health and hospice operations.
Critical Accounting Policies Update
There have been no significant changes during the three month period ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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
On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes (CMIs) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient's severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs will result in a reduction to skilled nursing facility payments of $4.47 billion or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity (MFP) adjustment mandated by the Affordable Care Act. The Combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%.
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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10 percent for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities .  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012 with a promise to repay by December 31, 2012.  However, the law is not be implemented until the Centers for Medicare and Medicaid Services provides federal approval.  When federal approval is obtained, the payments resulting from the application  of  the new law shall be implemented retroactively to June 1, 2011, or on such other date or dates as may be applicable.  The potential impact of this new law, if approved by CMS, on the Corporation cannot be predicted with certainty.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.
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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	78.2	79.7	78.2	79.8
Facility rent—cost of services	1.8	2.3	1.9	2.3
General and administrative expense	4.1	4.0	4.1	3.9
Depreciation and amortization	3.0	2.5	2.9	2.5
Total expenses	87.1	88.5	87.1	88.5
Income from operations	12.9	11.5	12.9	11.5
Other income (expense):
Interest expense	(1.5)	(1.5)	(1.5)	(1.5)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(1.4)	(1.4)	(1.4)	(1.4)
Income before provision for income taxes	11.5	10.1	11.5	10.1
Provision for income taxes	4.5	4.0	4.5	4.0
Net income	7.0%	6.1%	7.0%	6.1%
The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Consolidated Statement of Income Data:
Net income	$12,976	$9,619	$25,722	$18,967
Interest expense, net	2,664	2,245	5,336	4,458
Provision for income taxes	8,478	6,230	16,772	12,356
Depreciation and amortization	5,546	4,023	10,605	7,978
EBITDA(1)	$29,664	$22,117	$58,435	$43,759
Facility rent—cost of services	3,433	3,616	7,049	7,191
EBITDAR(1)	$33,097	$25,733	$65,484	$50,950
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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$186,326	$157,948	$28,378	18.0%
Number of facilities at period end	87	81	6	7.4%
Actual patient days	746,995	667,858	79,137	11.8%
Occupancy percentage — Operational beds	79.2%	79.3%		(0.1)%
Skilled mix by nursing days	26.3%	24.8%		1.5%
Skilled mix by nursing revenue	52.7%	48.2%		4.5%

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$139,926	$127,044	$12,882	10.1%
Number of facilities at period end	60	60	—	—%
Actual patient days	519,334	517,898	1,436	0.3%
Occupancy percentage — Operational beds	82.4%	81.9%		0.5%
Skilled mix by nursing days	29.5%	27.9%		1.6%
Skilled mix by nursing revenue	56.5%	52.2%		4.3%

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$28,166	$24,852	$3,314	13.3%
Number of facilities at period end	17	17	—	—%
Actual patient days	128,207	126,249	1,958	1.6%
Occupancy percentage — Operational beds	71.7%	70.6%		1.1%
Skilled mix by nursing days	17.2%	14.1%		3.1%
Skilled mix by nursing revenue	39.4%	31.0%		8.4%

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$18,234	$6,052	$12,182	NM
Number of facilities at period end	10	4	6	NM
Actual patient days	99,454	23,711	75,743	NM
Occupancy percentage — Operational beds	74.5%	75.8%		NM
Skilled mix by nursing days	17.0%	13.8%		NM
Skilled mix by nursing revenue	38.6%	28.8%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2008.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2008 to December 31, 2009.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2010.

Revenue. Revenue increased $28.4 million, or 18.0%, to $186.3 million for the three months ended June 30, 2011 compared to $157.9 million for the three months ended June 30, 2010. Of the $28.4 million increase, Medicare and managed care revenue increased $20.9 million, or 28.9%, Medicaid revenue increased $3.0 million, or 4.7% and private and other revenue increased $4.8 million, or 28.5%. Approximately $12.2 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2010, the Company has acquired ten facilities and two home health and hospice operations in six states.
Revenue generated by Same Facilities increased $12.9 million, or 10.1%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was primarily due to an increase in skilled mix by nursing days of 1.6%, to 29.5%, which was the result of higher acuity levels and rate increases, and an increase in occupancy of 0.5% to 82.4%, of which Medicare patient days increased by 8.3%.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2011	2010	2011	2010	2011	2010	2011	2010	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$641.77	$548.05	$539.48	$440.66	$514.91	$392.61	$618.67	$527.95	17.2%
Managed care	366.85	344.42	444.41	416.98	402.16	361.13	375.04	348.56	7.6%
Other skilled	539.38	539.19	414.68	—	569.69	622.49	534.76	541.75	(1.3)%
Total skilled revenue	529.72	468.30	508.13	436.21	506.85	405.46	526.05	463.57	13.5%
Medicaid	167.57	162.87	160.38	155.86	163.80	158.65	165.84	161.22	2.9%
Private and other payors	187.55	183.50	170.51	175.81	169.41	166.79	181.33	180.74	0.3%
Total skilled nursing revenue	$276.36	$250.40	$221.51	$198.23	$223.31	$194.30	$262.43	$238.54	10.0%

Medicare daily rates increased by 17.2%, due to increased acuity levels and rates. The second quarter 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 2.9% for the three months ended June 30, 2011 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, partially offset by decreases in other states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Revenue:
Medicare	38.4%	33.5%	28.3%	25.4%	34.5%	20.5%	36.7%	31.8%
Managed care	14.9	15.0	10.5	5.6	2.7	4.7	13.5	13.2
Other skilled	3.2	3.7	0.6	—	1.4	3.6	2.5	3.2
Skilled mix	56.5	52.2	39.4	31.0	38.6	28.8	52.7	48.2
Private and other payors	7.0	8.1	10.7	12.8	17.0	16.5	8.2	9.1
Quality mix	63.5	60.3	50.1	43.8	55.6	45.3	60.9	57.3
Medicaid	36.5	39.7	49.9	56.2	44.4	54.7	39.1	42.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Days:
Medicare	16.5%	15.3%	11.6%	11.5%	14.9%	10.1%	15.5%	14.4%
Managed care	11.3	10.9	5.2	2.6	1.5	2.6	9.4	9.0
Other skilled	1.7	1.7	0.4	—	0.6	1.1	1.4	1.4
Skilled mix	29.5	27.9	17.2	14.1	17.0	13.8	26.3	24.8
Private and other payors	10.2	11.0	13.9	14.5	22.4	19.2	11.8	12.0
Quality mix	39.7	38.9	31.1	28.6	39.4	33.0	38.1	36.8
Medicaid	60.3	61.1	68.9	71.4	60.6	67.0	61.9	63.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $19.8 million, or 15.8%, to $145.6 million for the three months ended June 30, 2011 compared to $125.8 million for the three months ended June 30, 2010. Of the $19.8 million increase, Same Facilities increased $8.4 million, or 8.4% and Recently Acquired Facilities increased $9.1 million. The $8.4 million increase in Same Facility cost of services was primarily due to a $2.8 million increase in salaries and benefits, a $2.5 million increase in ancillary expenses and a $0.3 million increase in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits due to increased services provided at Same Facilities. The increase in ancillary expenses was primarily due to increased therapy wages. The increase in insurance was primarily due to increased general and professional liability costs and increased medical and dental healthcare benefits due to an increase in current and projected claims. Cost of services decreased as a percent of total revenue to 78.2% for the three months ended June 30, 2011 as compared to 79.7% for the three months ended June 30, 2010.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.2, or 5.1%, to $3.4 million for the three months ended June 30, 2011 and compared to $3.6 million for the three months ended June 30, 2010. Facility rent-cost of services decreased as a percent of total revenue to 1.8% for the three months ended June 30, 2011 as compared to 2.3% for the three months ended June 30, 2010. The decrease in facility rent is due to our purchase of the underlying assets of one of our skilled nursing facilities in California which we previously operated under a long-term lease agreement until the first quarter of 2011, partially offset by normal annual increases in rent at leased facilities.
General and Administrative Expense. General and administrative expense increased $1.2 million, or 18.5%, to $7.6 million for the three months ended June 30, 2011 compared to $6.4 million for the three months ended June 30, 2010.

General and administrative expense remained consistent as a percent of total revenue at 4.1% for the three months ended June 30, 2011 and 2010. The $1.2 million increase was primarily due to increases in wages and benefits due to our growth and improved financial performance.
Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 37.9%, to $5.5 million for the three months ended June 30, 2011 compared to $4.0 million for the three months ended June 30, 2010. Depreciation and amortization expense increased as a percent of total revenue to 3.0% for the three months ended June 30, 2011 as compared to 2.5% for the three months ended June 30, 2010. This increase was primarily related to the additional depreciation of $0.7 million at Recently Acquired Facilities, as well as increases of $0.6 million and $0.3 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying asset of one of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $0.7 million increase at Recently Acquired Facilities, $0.3 million represented amortization expense of patient base intangible assets which are amortized over four to twelve months.
Other Income (Expense). Other expense, net increased $0.5 million, or 18.7%, to $2.7 million for the three months ended June 30, 2011 compared to $2.2 million for the three months ended June 30, 2010. Other expense, net remained consistent as a percent of total revenue at 1.4% for both periods during the three months ended June 30, 2011 and 2010. The expense increase was primarily the result of interest expense on an additional $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan). We anticipate interest expense will increase in the second half of 2011 due to the additional capacity of the new Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility). In addition, we anticipate incurring a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note (described below) and exiting our current revolving credit facility. See further discussion of RBS Loan and the Facility in Liquidity and Capital Resources section below.
Provision for Income Taxes. Provision for income taxes increased $2.2 million, or 36.1%, to $8.5 million for the three months ended June 30, 2011 compared to $6.2 million for the three months ended June 30, 2010. This increase resulted from the increase in income before income taxes of $5.6 million, or 35.4%. Our effective tax rate was 39.5% for the three months ended June 30, 2011 as compared to 39.3% for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$369,269	$312,122	$57,147	18.3%
Number of facilities at period end	87	81	6	7.4%
Actual patient days	1,478,480	1,316,942	161,538	12.3%
Occupancy percentage — Operational beds	79.9%	79.4%		0.5%
Skilled mix by nursing days	26.3%	25.4%		0.9%
Skilled mix by nursing revenue	52.8%	49.0%		3.8%

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$280,145	$253,908	$26,237	10.3%
Number of facilities at period end	60	60	—	—%
Actual patient days	1,041,109	1,032,196	8,913	0.9%
Occupancy percentage — Operational beds	83.0%	82.1%		0.9%
Skilled mix by nursing days	29.5%	28.4%		1.1%
Skilled mix by nursing revenue	56.6%	52.8%		3.8%

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$55,556	$49,356	$6,200	12.6%
Number of facilities at period end	17	17	—	—%
Actual patient days	256,390	250,159	6,231	2.5%
Occupancy percentage — Operational beds	72.1%	70.4%		1.7%
Skilled mix by nursing days	16.8%	14.3%		2.5%
Skilled mix by nursing revenue	38.7%	31.5%		7.2%

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$33,568	$8,858	$24,710	NM
Number of facilities at period end	10	4	6	NM
Actual patient days	180,981	34,587	146,394	NM
Occupancy percentage — Operational beds	75.3%	76.0%		NM
Skilled mix by nursing days	16.3%	16.5%		NM
Skilled mix by nursing revenue	37.8%	31.4%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2008.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2008 to December 31, 2009.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2010.

Revenue. Revenue increased $57.2 million, or 18.3%, to $369.3 million for the six months ended June 30, 2011 compared to $312.1 million for the six months ended June 30, 2010. Of the $57.2 million increase, Medicare and managed care revenue increased $40.5 million, or 28.0%, Medicaid revenue increased $7.6 million, or 6.0% and private and other revenue increased $9.4 million, or 28.6%. Approximately $24.7 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2010, the Company has acquired ten facilities and two home health and hospice operations in six states.
Revenue generated by Same Facilities increased $26.2 million, or 10.3%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily due to an increase in skilled mix by nursing days of 1.1%, to 29.5%, which was the result of higher acuity levels and rate increases, and an increase in occupancy of 0.9% to 83.0%, of which Medicare patient days increased by 7.2%.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2011	2010	2011	2010	2011	2010	2011	2010	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$640.81	$549.52	$529.47	$442.14	$511.12	$383.86	$617.00	$529.91	16.4%
Managed care	365.92	342.39	442.81	415.10	416.57	365.36	373.77	346.62	7.8%
Other skilled	535.91	542.84	431.88	—	571.77	623.46	533.18	545.41	(2.2)%
Total skilled revenue	529.01	468.17	502.26	436.98	505.11	402.81	524.83	463.68	13.2%
Medicaid	167.07	162.73	158.28	156.73	161.10	173.45	164.85	161.75	1.9%
Private and other payors	187.27	182.66	172.80	172.01	164.62	175.56	181.14	179.91	0.7%
Total skilled nursing revenue	$276.10	$251.58	$217.94	$199.15	$218.03	$211.67	$261.34	$240.63	8.6%
Medicare daily rates increased by 16.4%, due to increased acuity levels and rates. The results for the six months ended June 30, 2011 include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 1.9% for the six months ended June 30, 2011 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, offset by decreases in other states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Revenue:
Medicare	38.4%	34.0%	28.0%	25.8%	33.6%	21.3%	36.6%	32.5%
Managed care	15.0	15.1	10.1	5.7	2.7	5.5	13.5	13.4
Other skilled	3.2	3.7	0.6	—	1.5	4.6	2.7	3.1
Skilled mix	56.6	52.8	38.7	31.5	37.8	31.4	52.8	49.0
Private and other payors	7.1	7.9	10.8	12.3	17.0	16.6	8.2	8.8
Quality mix	63.7	60.7	49.5	43.8	54.8	48.0	61.0	57.8
Medicaid	36.3	39.3	50.5	56.2	45.2	52.0	39.0	42.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Days:
Medicare	16.5%	15.6%	11.5%	11.6%	14.3%	11.7%	15.5%	14.7%
Managed care	11.3	11.1	5.0	2.7	1.4	3.2	9.4	9.3
Other skilled	1.7	1.7	0.3	—	0.6	1.6	1.4	1.4
Skilled mix	29.5	28.4	16.8	14.3	16.3	16.5	26.3	25.4
Private and other payors	10.5	10.9	13.6	14.3	22.5	20.0	11.9	11.8
Quality mix	40.0	39.3	30.4	28.6	38.8	36.5	38.2	37.2
Medicaid	60.0	60.7	69.6	71.4	61.2	63.5	61.8	62.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $39.8 million, or 16.0%, to $288.8 million for the six months ended June 30, 2011 compared to $249.0 million for the six months ended June 30, 2010. Of the $39.8 million increase, Same Facilities increased $16.1 million, or 8.0% and Recently Acquired Facilities increased $18.6 million. The $16.1 million increase in Same Facility cost of services was primarily due to a $17.0 million increase in salaries and benefits and a $8.9 million increase in ancillary expenses, partially offset by a decrease in insurance costs of $0.1 million. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits due to increased services provided at Same Facilities. The increase in ancillary expenses was primarily due to increased therapy wages. Cost of services decreased as a percent of total revenue to 78.2% for the six months ended June 30, 2011 as compared to 79.8% for the six months ended June 30, 2010.
Facility Rent — Cost of Services. Facility rent — cost of services expense decreased $0.2, or 2.0%, to $7.0 million for the six months ended June 30, 2011 as compared to $7.2 million for the six months ended June 30, 2010. Facility rent-cost of services decreased as a percent of total revenue to 1.9% for the six months ended June 30, 2011 as compared to 2.3% for the six months ended June 30, 2010. The decrease in facility rent during the six months ended June 30, 2011 was due to our purchase the underlying assets of one of our skilled nursing facilities in California which we previously operated under a long-term lease agreement.
General and Administrative Expense. General and administrative expense increased $2.8 million, or 23.1%, to $15.0 million for the six months ended June 30, 2011 compared to $12.2 million for the six months ended June 30, 2010. General and administrative expense increased as a percent of total revenue to 4.1% for the six months ended June 30, 2011 as compared to 3.9% for the six months ended June 30, 2010. The $2.8 million increase was primarily due to increases in wages and benefits due to our growth and improved financial performance.
Depreciation and Amortization. Depreciation and amortization expense increased $2.6 million, or 32.9%, to $10.6 million for the six months ended June 30, 2011 compared to $8.0 million for the six months ended June 30, 2010. Depreciation and amortization expense increased as a percent of total revenue to 2.9% for the six months ended June 30, 2011 as compared to 2.5% for the six months ended June 30, 2010. This increase was primarily related to the additional depreciation of $1.3 million at Recently Acquired Facilities, as well as increases of $0.9 and $0.5 million at Same and Transitioning Facilities, respectively, due to recent renovations and our purchase of the underlying assets of one of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $1.3 million increase at Recently Acquired Facilities, $0.6 million represented amortization expense of patient base intangible assets which are amortized over four to twelve months.
Other Income (Expense). Other expense, net increased $0.8 million, or 19.7%, to $5.3 million for the six months ended June 30, 2011 compared to $4.5 million for the six months ended June 30, 2010. Other expense, net remained consistent at 1.4% as a percent of total revenue for the six months ended June 30, 2011 and 2010. This increase was primarily the result of interest expense on an additional $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan). We anticipate interest expense will increase in the second half of 2011 due to the additional capacity of the new Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility). In addition, we anticipate incurring a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note (described below) and exiting our current revolving credit facility. See further discussion of RBS Loan and the Facility in Liquidity and Capital Resources section below.
Provision for Income Taxes. Provision for income taxes increased $4.4 million, or 35.7%, to $16.8 million for the six months ended June 30, 2011 compared to $12.4 million for the six months ended June 30, 2010. This increase resulted from the increase in income before income taxes of $11.2 million, or 35.7%. Our effective tax rate remained consistent at 39.5% for both periods during the six months ended June 30, 2011 and 2010.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $45.0 million and $18.8 million for the six months ended June 30, 2011 and 2010, respectively. Cash paid for asset acquisitions was $7.3 million and $0 for the six months ended June 30, 2011 and 2010, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $18.7 million and $13.8 million for the six months ended June 30, 2011 and 2010, respectively. We currently have a combined $30.0 million budgeted for renovation projects for 2011.

We believe our current cash balances, our cash flow from operations and the $75.0 million revolving credit facility portion of the Facility will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents consists of bank term deposits, money market funds and treasury bill related investments. In addition, we hold debt security investments of approximately $12.1 million, of which $2.1 million are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $10.0 million debt security investments are AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$27,446	$14,903
Net cash used in investing activities	(58,245)	(25,153)
Net cash used in financing activities	(3,178)	(2,252)
Net decrease in cash and cash equivalents	(33,977)	(12,502)
Cash and cash equivalents at beginning of period	72,088	38,855
Cash and cash equivalents at end of period	$38,111	$26,353
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net cash provided by operations for the six months ended June 30, 2011 was $27.4 million compared to $14.9 million for the six months ended June 30, 2010, an increase of $12.5 million. This increase was primarily due to our improved operating results, which contributed $40.0 million in 2011 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $28.3 million for 2010, an increase of $11.7 million.
Net cash used in investing activities for the six months ended June 30, 2011 was $58.2 million compared to $25.2 million for the six months ended June 30, 2010, an increase of $33.0 million. The increase was primarily the result of $58.1 million in cash paid for business acquisitions and purchased property and equipment in the six months ended June 30, 2011 compared to $25.0 million in the six months ended June 30, 2010.
Net cash used in financing activities for the six months ended June 30, 2011 was $3.2 million as compared to $2.3 million for the six months ended June 30, 2010, a decrease of $0.9 million. This decrease was primarily due to increases in dividends paid of $0.2 million and payments of long term debt of $1.4 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 which was primarily due to the payment of an outstanding bond obligation of approximately $1.0 million. These increases were partially offset by an increase in cash received upon exercise of options to purchase common stock. See further explanation of our payment of the bond obligation below.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of June 30, 2011 and the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,			June 30,
	2008	2009	2010	2011
	(in thousands)
Amended Term Loan with GE Capital	$54,102	$93,170	$91,724	$90,949
Mortgage Loan and Promissory Notes	6,449	15,064	49,744	49,201
Bond payable	—	1,232	1,038	—
Total	$60,551	$109,466	$142,506	$140,150

The following table represents the Company’s cumulative facility growth from 2007 to the present:

	December 31,				June 30,
	2007	2008	2009	2010	2011
Cumulative number of facilities	61	63	77	82	87

Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, we entered into a Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility) in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance to be due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at our option of, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the plan) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the agreement. In connection with the Facility, we incurred financing costs of approximately $2.5 million. Further, we incurred a one-time charge of approximately $2.5 million in termination and early extinguishment fees in connection with exiting the Six Project Loan (described below). In addition, we have a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on our leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property.

Among other things, under the Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses and capital expenditures.

Proceeds of the term loan portion of the Facility and any initial borrowings under the revolver portion of the Facility shall be used to refinance the Six Project Note with GECC and the Revolver (both defined below), fund facility acquisitions and other general working capital requirements.

In connection with the Facility, in July 2011, we entered into an interest rate swap agreement in accordance with our policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75.0 million, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap qualifies as a cash flow hedge and will be recorded in other comprehensive income in accordance with hedge accounting. Under the terms of this agreement, the net effect of the hedges was to record swap interest expense of 1.8%, which would result in a fixed rate of approximately 4.3%, using the initial margin of 2.5%, exclusive of fees.
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

On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with GECC which increased the borrowing capacity of the loan by $40.0 million, further referred to as the Six Project Loan. The Six Project Loan was set to mature on September 30, 2014 and was secured by real and personal property comprising the six facilities. The Amended Term Loan, which includes both the Ten Project Note and Six Project Loan, was cross collateralized and cross defaulted with the existing Revolver. The interest rate on the loan was calculated at the current five year swap rate on the date of closing plus 585 basis points for half of the loan balance and the three year swap rate on the date of closing plus 585 basis points and thereafter floating at 90-day LIBOR plus 575 basis points, reset monthly and subject to a LIBOR floor of 2.0% for the remaining half of the loan balance. The Amended Term Loan did not modify any of the existing terms of the Ten Project Note.

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
Under the Amended Term Loan, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of June 30, 2011, we were in compliance with all loan covenants. As of June 30, 2011, our borrowing subsidiaries had $90.9 million outstanding on the Amended Term Loan. On July 15, 2011, the Six Project Loan was paid in full with funds received from the $75.0 million term loan portion of the Facility described above.
Revolving Credit Facility with General Electric Capital Corporation
On February 21, 2008, we amended our existing Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable, and changing the interest rate for all or any portion of the outstanding indebtedness thereunder to any of three options, as we may elect from time to time, (i) the 1, 2, 3 or 6 month LIBOR (at our option) plus 2.5%, or (ii) the greater of (a) prime plus 1.0% or (b) the federal funds rate plus 1.5% or (iii) a floating LIBOR rate plus 2.5%. In connection with the Revolver, we incurred financing costs of approximately $0.5 million. The Revolver contained typical representations and financial and non-financial covenants for a loan of this type, a violation of which could have resulted in a default under the Revolver and could have possibly caused all amounts owed by us to GECC, including amounts due under the Third Amended and Restated Loan Agreement (the Term Loan), to be declared immediately due and payable. In addition, the Revolver included provisions that allowed GECC to establish reserves against collateral for actual and contingent liabilities, a right which GECC exercised with our cooperation in December 2008. This reserve restricted $6.0 million of our borrowing capacity, and may have been reduced or eliminated based upon developments with respect to the ongoing U.S. Attorney investigation.
The proceeds of the loans under the Revolver could have been used for working capital and other expenses arising in our ordinary course of business.
The Revolver contained affirmative and negative covenants. A violation of these or other representations or covenants of ours could have resulted in a default under the Revolver and could have possibly caused the entire amount outstanding under the Revolver and a cross-default of all amounts owed by us, including amounts due under the Term Loan, to be declared immediately due and payable.

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

On July 15, 2011, the Revolver was replaced by the $75.0 million revolving credit facility portion of the Facility described above.

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

As of June 30, 2011, our subsidiaries had $34.6 million outstanding on the RBS Loan.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of June 30, 2011, our subsidiaries had $9.6 million outstanding on the Promissory Notes.
Bonds Payable to Lynn Family Partnership
On October 1, 2009, a subsidiary of The Ensign Group, Inc. located in West Jordan, Utah assumed the obligation to pay the remaining principal and interest on bonds which were originally sold to finance the construction of the facility. These bonds were assumed as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these bonds was due on July 1, 2015. The bonds bore interest at an annual rate equal to sixty percent of the rate announced from time to time by Bank of America as its prime rate, which was 2.1% on June 30, 2011. This bond was paid in full as of June 30, 2011.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of June 30, 2011, the balance outstanding on this mortgage loan was approximately $6.0 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.5 million and $7.3 million for the three and six months ended June 30, 2011 and $3.7 million and $7.4 million for the three and six months ended June 30, 2010.
In November 2006 we initiated an internal investigation after becoming aware of an allegation of possible reimbursement irregularities at one or more of our facilities. We retained outside investigatory counsel to conduct the investigation, which continued until February 2008.
In March 2007, we learned that the United States Attorney for the Central District of California (DOJ) was seeking financial information regarding the Company, ten of our operating subsidiaries, certain of our then-current and former officers, and an outside investor group, when we received from our bank a copy of an authorized investigative demand, a request for records similar to a subpoena, issued to the bank by the U.S. Attorney.
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney had served them with a grand jury subpoena relating to us and several of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena covered information from a total of 18 of our 87 facilities.
On December 17, 2008, representatives from the DOJ served search warrants on our Service Center and six skilled nursing facilities located in Southern California. The six facilities were part of the 12-facility sample then being examined by outside investigatory counsel. Among other things, the warrants authorized the seizure of specific patient records at the six facilities. Following the execution of the warrants, a subpoena was issued covering eight additional facilities. A subsequent subpoena requesting patient records pertaining to the same patients listed in the original search warrants was received on May 4, 2009.
In February 2008, outside investigatory counsel issued their final investigation report. Information gained from each contact with the DOJ up to that date, though limited, was considered by outside investigatory counsel. Without knowing the exact nature of the allegations or concerns underlying the DOJ's inquiry, outside investigatory counsel were not able to affirm that the investigation had addressed specific DOJ concerns, but their investigation did attempt to address issues believed to be relevant to the inquiry. The report did not find any systemic or patterns or practices of fraudulent or intentional misconduct, but it included observations at certain facilities regarding areas of potential improvement in recordkeeping and billing practices, which we used to implement measures designed to strengthen these processes.
Medicare claims reviewed in the course of the outside investigation, for which adequate backup documentation could not be located or for which other billing deficiencies existed, were treated by us as overpayments and refunded to the Medicare program in normal course. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.
In September 2010 our board of directors appointed a special committee consisting solely of independent directors to address the investigations being conducted by the DOJ and to bring the matter to conclusion. Consistent with our prior and ongoing efforts, the special committee's mandate is to attempt to expedite resolution of the investigations. In furtherance of that objective, the special committee has retained independent counsel, and counsel has retained third party consultants, to facilitate its work. The special committee's work is ongoing, and we expect that it will continue until its mandate is fulfilled.
The Company and the special committee of the Board are cooperating with the U.S. Attorney's office, and intend to continue cooperating. Neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may have been filed, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney's office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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

In July, the FASB amended its view on how health care entities present revenue and bad debt expense. Under the new guidance, health care entities are required to present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the statement of income for entities that do not assess a patient's ability to pay prior to rendering services. Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue prior to deciding that collection is reasonably assured. In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data. It will also require disclosure of our policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts). The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. We are evaluating the impact of the final consensus, but believes, if this standard is applicable, the final result will be an equivalent reduction in patient service revenue and cost of services (exclusive of facility rent and depreciation and amortization) for no net impact on the statement of income.
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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the Facility, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Facility is available and could be used for short-term borrowing purposes. As of August 1, 2011, the revolving credit facility portion of the Facility remained undrawn.

Our cash and cash equivalents consists of bank term deposits, money market funds and treasury bill related investments. In addition, we hold debt security investments of approximately $12.1 million, of which $2.1 million is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $10.0 million debt security investment is AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above incorporates those exposures that existed as of the date of this filing and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, for more information regarding our legal proceedings, please see Note 15 included in Part 1, Item 1 of this Form 10-Q.
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

We derived 38% and 39% of our revenue from the Medicaid program during the three and six months ended June 30, 2011 and 44% and 43% of our revenue during the three and six months ended June 30, 2010, respectively. We derived 37% of our revenue from the Medicare program for both periods during the three and six months ended June 30, 2011 and 32% and 33% of our revenue during the three and six months ended June 30, 2010, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On May 16, 2011, the Treasury secretary officially informed Congress that the government had reached its debt limit and had begun taking measures to meet obligations while lawmakers and the President seek a budget deal to raise the limit.  The United States public debt is a measure of the obligations of the United States federal government and is presented by the United States Treasury. If a deal is not met to raise the limit, the federal government can shut down and significant budget cuts must be made.  The potential impact of any such actions on the ability of the federal government to pay for services, such as Medicaid and other federal program beneficiaries cannot be predicted with certainty. There can be no assurance that such issues and risks will not lead to material adverse consequences in the future.

On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes (CMIs) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient's severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs will result in a reduction to skilled nursing facility payments of $4.47 billion or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity (MFP) adjustment mandated by the Affordable Care Act. The Combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%. Lower Medicare reimbursement rates will adversely affect our revenue, financial condition and results of operations.

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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10 percent for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities .  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012 with a promise to repay by December 31, 2012.  However, the law is not to be implemented until the Centers for Medicare and Medicaid Services provides federal approval.  When federal approval is obtained, the payments resulting from the application  of  the new law shall be implemented retroactively to June 1, 2011, or on such other date or dates as may be applicable.  The potential impact of this new law, if approved by CMS, on the Corporation cannot be predicted with certainty.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements such as provider taxes. Under provider tax arrangements, states collect taxes or fees from healthcare providers and then return the revenue to these providers as Medicaid expenditures. Congress, however, has placed restrictions on states' use of provider tax and donation programs as a source of state matching funds. Under the Medicaid Voluntary Contribution and Provider-

Specific Tax Amendments of 1991, the federal medical assistance percentage available to a state was reduced by the total amount of healthcare related taxes that the state imposed, unless certain requirements are met. The federal medical assistance percentage is not reduced if the state taxes are broad-based and not applied specifically to Medicaid reimbursed services. In addition, the healthcare providers receiving Medicaid reimbursement must be at risk for the amount of tax assessed and must not be guaranteed to receive reimbursement through the applicable state Medicaid program for the tax assessed. Lower Medicaid reimbursement rates would adversely affect our revenue, financial condition and results of operations.

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

We operate one or more skilled nursing facilities in the states of California, Arizona, Texas, Washington, Utah, Colorado, Idaho, Nevada, Nebraska and Iowa. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. For example, we are aware of one company in our industry that is subject to a substantial judgment as a result of not complying with minimum staffing laws. Deficiencies may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of June 30, 2011, we had one facility under probe review.

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

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators. In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility initiative. A facility's administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The special focus facility designation is based in part on the facility's compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. A special focus facility receives heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated four facilities from the program to date. We currently have one facility operating under special focus status.

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

Our operations are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (ADA) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission (EEOC), regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Because labor represents such a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the six months ended June 30, 2011, 76% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

In November 2006 we initiated an internal investigation after becoming aware of an allegation of possible reimbursement irregularities at one or more of our facilities. We retained outside investigatory counsel to conduct the investigation, which continued until February 2008.

In March 2007, we learned that the United States Attorney for the Central District of California (DOJ) was seeking financial information regarding the Company, ten of our operating subsidiaries, certain of our then-current and former officers, and an outside investor group, when we received from our bank a copy of an authorized investigative demand, a request for records similar to a subpoena, issued to the bank by the U.S. Attorney.

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney had served them with a grand jury subpoena relating to us and several of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena covered information from a total of 18 of our 87 facilities.

On December 17, 2008, representatives from the DOJ served search warrants on our Service Center and six skilled nursing facilities located in Southern California. The six facilities were part of the 12-facility sample then being examined by outside investigatory counsel. Among other things, the warrants authorized the seizure of specific patient records at the six facilities. Following the execution of the warrants, a subpoena was issued covering eight additional facilities. A subsequent subpoena requesting patient records pertaining to the same patients listed in the original search warrants was received on May 4, 2009.

In February 2008, outside investigatory counsel issued their final investigation report. Information gained from each contact with the DOJ up to that date, though limited, was considered by outside investigatory counsel. Without knowing the exact nature of the allegations or concerns underlying the DOJ's inquiry, outside investigatory counsel were not able to affirm that the investigation had addressed specific DOJ concerns, but their investigation did attempt to address issues believed to be relevant to the inquiry. The report did not find any systemic or patterns or practices of fraudulent or intentional misconduct, but it included observations at certain facilities regarding areas of potential improvement in recordkeeping and billing practices, which we used to implement measures designed to strengthen these processes.

Medicare claims reviewed in the course of the outside investigation, for which adequate backup documentation could not be located or for which other billing deficiencies existed, were treated by us as overpayments and refunded to the Medicare program in normal course. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

In September 2010 our board of directors appointed a special committee consisting solely of independent directors to address the investigations being conducted by the DOJ and to bring the matter to conclusion. Consistent with our prior and ongoing efforts, the special committee's mandate is to attempt to expedite resolution of the investigations. In furtherance of that objective, the special committee has retained independent counsel, and counsel has retained third party consultants, to facilitate its work. The special committee's work is ongoing, and we expect that it will continue until its mandate is fulfilled.
The Company and the special committee of the Board are cooperating with the U.S. Attorney's office, and intend to continue cooperating. Neither The Ensign Group, Inc. nor any of its operating subsidiaries or employees has been charged with any wrongdoing. We cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any qui tam litigation that may have been filed, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. To the extent the U.S. Attorney's office elects to pursue this matter, or if the investigation has been instigated by a qui tam relator who elects to pursue the matter, and we are subjected to or alleged to be liable for claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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

During the six months ended June 30, 2011, we acquired two skilled nursing facilities which also offer assisted living and independent living services, two assisted living facility and one independent living facility with a total of 922 operational beds. In addition, in May 2011, we acquired our second home health and third hospice operation. In the year ended December 31, 2010, we acquired four skilled nursing facilities, one assisted living facility which also offers independent living services and one home health and hospice operation with a total of 650 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. CMS has included one of our facilities on its special focus facilities listing, which is described above, and other facilities may be identified for such status in the future, the sanctions for which involve increased scrutiny in the form of more frequent inspection visits from state regulators. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. In the past, some of our facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations.

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

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. For example, one of our facilities is now surveyed every nine months instead of every 12 to 15 months as a result of historical survey results. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. From time to time, we experience a higher than normal number of negative survey findings in some of our facilities.

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

In addition, our facilities in Texas, Nebraska and Iowa are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

At June 30, 2011, we had $141.2 million of outstanding indebtedness under our Amended Term Loan, our Revolver, promissory notes, bonds and mortgage notes, plus $128.4 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Our outstanding credit facilities and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These restrictions and operating covenants include, among other things, requirements with respect to occupancy, debt service coverage, project yield, net leverage ratios, minimum interest coverage ratios and minimum asset coverage ratios . These restrictions may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. If we fail to comply with any of our loan requirements, or if we experience any defaults, then the related indebtedness could become immediately due and payable prior to its stated maturity date. We may not be able to pay this debt if it becomes immediately due and payable.

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
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investment vehicles.
Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Each of our facilities is required by federal law to maintain a patient trust fund to safeguard certain assets of their residents and patients. If any money held in a patient trust fund is misappropriated, we are required to reimburse the patient trust fund for the amount of money that was misappropriated. In 2005 we became aware of two separate and unrelated instances of employees misappropriating an aggregate of approximately $0.4 million in patient trust funds, some of which was recovered from the employees and some of which we were required to reimburse from our funds. If any monies held in our patient trust funds are misappropriated in the future and are unrecoverable, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties pursuant to federal and state laws.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        (Removed and Reserved)

Item 5.        Other Information
None.

Item 6.        Exhibits
EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

August 3, 2011	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)