Form 10-Q
period 2011-09-30
ENSIGN GROUP, INC
filed 2011-11-02
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2011, 21,087,405 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Part I. Financial Information

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$25,650	$72,088
Accounts receivable—less allowance for doubtful accounts of $12,730 and $9,793 at September 30, 2011 and December 31, 2010, respectively	80,965	69,437
Prepaid income taxes	3,857	1,333
Prepaid expenses and other current assets	8,274	7,175
Deferred tax asset—current	11,942	9,975
Total current assets	130,688	160,008
Property and equipment, net	372,797	262,527
Insurance subsidiary deposits and investments	16,605	16,358
Escrow deposits	9,718	14,422
Deferred tax asset	5,681	4,987
Restricted and other assets	11,227	6,509
Intangible assets, net	4,036	4,070
Goodwill	14,548	10,339
Other indefinite-lived intangibles	1,481	672
Total assets	$566,781	$479,892
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,734	$17,897
Accrued wages and related liabilities	39,019	37,377
Accrued self-insurance liabilities—current	12,035	11,480
Other accrued liabilities	15,968	13,557
Current maturities of long-term debt	6,271	3,055
Total current liabilities	96,027	83,366
Long-term debt—less current maturities	168,130	139,451
Accrued self-insurance liabilities—less current portion	32,014	25,920
Fair value of interest rate swap	2,090	—
Deferred rent and other long-term liabilities	2,253	2,952
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,538 and 21,048 shares issued and outstanding at September 30, 2011, respectively, and 21,397 and 20,815 shares issued and outstanding at December 31, 2010, respectively	22	21
Additional paid-in capital	75,695	70,814
Retained earnings	195,001	161,168
Common stock in treasury, at cost, 490 and 582 shares at September 30, 2011 and December 31, 2010, respectively	(3,177)	(3,800)
Accumulated other comprehensive loss	(1,274)	—
Total stockholders’ equity	266,267	228,203
Total liabilities and stockholders’ equity	$566,781	$479,892
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$196,346	$164,653	$565,615	$476,775
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	155,725	131,460	444,517	380,451
Facility rent—cost of services	3,331	3,631	10,380	10,822
General and administrative expense	7,195	6,713	22,188	18,894
Depreciation and amortization	6,179	4,260	16,784	12,238
Total expenses	172,430	146,064	493,869	422,405
Income from operations	23,916	18,589	71,746	54,370
Other income (expense):
Interest expense	(5,323)	(2,283)	(10,789)	(6,871)
Interest income	68	58	198	188
Other expense, net	(5,255)	(2,225)	(10,591)	(6,683)
Income before provision for income taxes	18,661	16,364	61,155	47,687
Provision for income taxes	7,063	6,477	23,835	18,833
Net income	$11,598	$9,887	$37,320	$28,854
Net income per share:
Basic	$0.55	$0.48	$1.78	$1.39
Diluted	$0.54	$0.47	$1.73	$1.37
Weighted average common shares outstanding:
Basic	20,995	20,756	20,920	20,728
Diluted	21,570	21,147	21,571	21,123
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$37,320	$28,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,784	12,238
Amortization of deferred financing fees and debt discount	518	486
Deferred income taxes	(1,843)	(4,711)
Provision for doubtful accounts	5,982	4,433
Stock-based compensation	2,614	2,141
Excess tax benefit from share based compensation	(991)	(400)
Impairment of software development costs	—	188
Loss on extinguishment of debt	2,542	—
Loss on disposition of property and equipment	121	243
Change in operating assets and liabilities
Accounts receivable	(17,510)	(13,910)
Prepaid income taxes	(2,524)	845
Prepaid expenses and other current assets	(1,099)	(454)
Insurance subsidiary deposits and investments	(247)	(2,035)
Accounts payable	4,216	2,226
Accrued wages and related liabilities	1,642	2,079
Other accrued liabilities	3,378	(1,814)
Accrued self-insurance	3,041	3,895
Deferred rent liability	(699)	156
Net cash provided by operating activities	53,245	34,460
Cash flows from investing activities:
Purchase of property and equipment	(29,071)	(20,948)
Cash payment for business acquisitions	(86,539)	(18,809)
Cash payment for asset acquisitions	(16,583)	—
Escrow deposits	(9,718)	(250)
Escrow deposits used to fund business acquisitions	14,422	7,595
Cash proceeds from the sale of fixed assets	653	58
Restricted and other assets	(34)	(404)
Net cash used in investing activities	(126,870)	(32,758)
Cash flows from financing activities:
Proceeds from issuance of debt	75,000	—
Payments on long term debt	(44,698)	(1,546)
Issuance of treasury stock upon exercise of options	623	173
Issuance of common stock upon exercise of options	1,282	458
Dividends paid	(3,468)	(3,108)
Excess tax benefit from share based compensation	991	400
Payments of deferred financing costs	(2,543)	(8)
Net cash provided by (used in) financing activities	27,187	(3,631)
Net decrease in cash and cash equivalents	(46,438)	(1,929)
Cash and cash equivalents beginning of period	72,088	38,855
Cash and cash equivalents end of period	$25,650	$36,926
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,613	$6,877
Income taxes	$27,352	$22,355
Non-cash financing and investing activity:
Accrued capital expenditures	$621	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 99 facilities, four home health and three hospice operations as of September 30, 2011, located in California, Arizona, Texas, Washington, Utah, Colorado, Idaho, Nevada, Nebraska, and Iowa. All of these facilities are skilled nursing facilities, other than seven stand-alone assisted living facilities in California, Arizona, Texas, Colorado and Nevada and 11 campuses that offer both skilled nursing and assisted living services located in California, Texas, Arizona, Utah, Nebraska, and Iowa. The Company’s facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company’s facilities have a collective capacity of approximately 11,500 operational skilled nursing, assisted living and independent living beds. As of September 30, 2011, the Company owned 72 of its 99 facilities and operated an additional 27 facilities through long-term lease arrangements, and had options to purchase six of those 27 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2010 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Revenue from the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for both periods during the three and nine months ended September 30, 2011 and 76% for both periods during the three and nine months ended September 30, 2010. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. The Company recorded retroactive adjustments that increased revenue by $40 and $881 for the three and nine months ended September 30, 2011 and $89 and $17 for the three and nine months ended September 30, 2010, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the nine months ended September 30, 2011 or 2010.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the nine months ended September 30, 2011.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2011, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 94 facilities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Interim Financial Statements. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $28,447 and $26,037 as of September 30, 2011 and December 31, 2010, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $9,392 and $9,203 as of September 30, 2011 and December 31, 2010, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. These limits reset every plan year subject to a lifetime maximum of $5,000 per each covered person on the Preferred Provider Organization (PPO) and Exclusive Provider Organization (EPO) plans and an unlimited lifetime plan maximum on the Health Maintenance Organization (HMO) plan. The aforementioned coverage only applies to claims paid during the plan year. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,602 and $2,160 at September 30, 2011 and December 31, 2010, respectively.
In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, the Company has recorded an asset and equal liability of $3,608 at September 30, 2011, in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis. Prior to fiscal year 2011, these liabilities were recorded net of anticipated insurance recoveries. See additional discussion in "Adoption of New Accounting Pronouncements" below.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For interim reporting purposes, the provision for income taxes is determined based on the estimated annual effective income tax rate applied to pre-tax income, adjusted for certain discrete items occurring during the period. In determining the effective income tax rate for interim financial statements, the Company must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. When the Company takes uncertain income tax positions that do not meet the recognition criteria, it records a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, the Company must consider the potential outcomes from a review of the positions by the taxing authorities.
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

Derivatives and Hedging Activities — The Company evaluates variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset its variable risk exposure by entering into interest rate swap agreements. It is the Company's policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). The Company formally designates its interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivative is recorded on the balance sheet at their fair value.

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. Other comprehensive losses for the three and nine months ended September 30, 2011 of $2,090, were recorded net of tax of $816, or $1,274 in accumulated other comprehensive loss in stockholders' equity. Total comprehensive income was $10,324 and $36,046 for the three and nine months ended September 30, 2011, and equaled net income for the comparable periods ended September 30, 2010.

New Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (FASB) amended its standards on testing goodwill for impairment. The new standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

In December 2010, the FASB amended its standards on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. The Company will adopt this amendment during its goodwill impairment analysis in the fourth quarter of the current year. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2011, the FASB amended its standards on how health care entities present revenue and bad debt expense. Under the new guidance, health care entities are required to present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the statement of income for entities that do not assess a patient's ability to pay prior to rendering services. Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue prior to deciding that collection is reasonably assured. In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data. It will also require disclosure of the Company's policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts). The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the final consensus, but believes, if this standard is applicable, the final result will be an equivalent reduction in patient service revenue and cost of services (exclusive of facility rent and depreciation and amortization) with no net impact on the statement of income.
Adoption of New Accounting Pronouncements — In August 2010, the FASB clarified that health care entities should not net insurance recoveries against related claim liability. Such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company adopted this guidance during the quarter ended March 31, 2011 without material effect. See further discussion in Note 2 to the Condensed Consolidated Financial Statements under "Self-Insurance."

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$11,598	$9,887	$37,320	$28,854
Denominator:
Weighted average shares outstanding for basic net income per share	20,995	20,756	20,920	20,728
Basic net income per common share	$0.55	$0.48	$1.78	$1.39

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$11,598	$9,887	$37,320	$28,854
Denominator:
Weighted average common shares outstanding	20,995	20,756	20,920	20,728
Plus: incremental shares from assumed conversion (1)	575	391	651	395
Adjusted weighted average common shares outstanding	21,570	21,147	21,571	21,123
Diluted net income per common share	$0.54	$0.47	$1.73	$1.37

(1)
Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 49 and 41 for the three and nine months ended September 30, 2011, and 770 and 802 for the three and nine months ended September 30, 2010.

4. FAIR VALUE MEASURMENTS

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as observable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Debt Security Investments - Held to Maturity
At September 30, 2011, the Company had approximately $12,191 in debt security investments, which are held to maturity and carried at amortized cost. The fair value of the investments is determined based on Level 1 inputs (defined above). The carrying value of the debt securities approximates fair value. The Company has the intent and the ability to hold these debt securities to maturity. Further, approximately $2,100 is held in debt securities guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, while the remainder is held in AAA rated debt securities, backed by the FDIC. These debt securities mature in December 2011, June 2012 and December 2012, respectively.
Interest Rate Swap Agreement

In connection with Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap qualifies as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this agreement, the net effect of the hedges was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid (received) under the swap was $203 for the three and nine months ended September 30, 2011.

The Company assesses hedge effectiveness at inception and on an ongoing basis by performing a regression analysis. The regression analysis compares to the historical monthly changes in fair value of the interest rate swap to the historical monthly changes in the fair value of a hypothetically perfect interest rate swap over the trailing 30 months. The change in fair value of the hypothetical derivative is regarded as a proxy for the present value of the cumulative change in the expected future cash flows on the hedged transaction. The regression analysis serves as the Company's prospective and retrospective assessment of hedge effectiveness. Assuming the hedging relationship qualifies as highly effective, the actual swap will be recorded at fair value on the balance sheet and accumulated other comprehensive income (loss) will be adjusted to reflect the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the hypothetical derivative.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded other comprehensive losses for both the three and nine months ended September 30, 2011 of $2,090, net of tax of $816, or $1,274 in accumulated other comprehensive loss in stockholders' equity. As the swap was entered into in the third quarter of the current year, no comparable amount was recorded in the prior year.

5. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2011 and 2010 is summarized in the following tables:

	Three Months Ended September 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$70,967	36.1%	$66,993	40.7%
Medicare	71,293	36.3	52,905	32.1
Medicaid — skilled	5,024	2.6	4,420	2.7
Total Medicaid and Medicare	147,284	75.0	124,318	75.5
Managed care	23,621	12.0	20,373	12.4
Private and other payors	25,441	13.0	19,962	12.1
Revenue	$196,346	100.0%	$164,653	100.0%

	Nine Months Ended September 30,
	2011		2010
	Revenue	% of Revenue	Revenue		% of Revenue
Medicaid	$204,273	36.1%	$192,648	—	40.4%
Medicare	207,897	36.8	154,616		32.4
Medicaid — skilled	13,730	2.4	13,462		2.8
Total Medicaid and Medicare	425,900	75.3	360,726		75.6
Managed care	71,938	12.7	61,164		12.9
Private and other payors	67,777	12.0	54,885		11.5
Revenue	$565,615	100.0%	$476,775		100.0%

Accounts receivable as of September 30, 2011 and December 31, 2010 is summarized in the following table:

	September 30, 2011	December 31, 2010
Medicaid	$26,219	$20,712
Managed care	22,908	22,764
Medicare	27,641	22,826
Private and other payors	16,927	12,928
	93,695	79,230
Less allowance for doubtful accounts	(12,730)	(9,793)
Accounts receivable	$80,965	$69,437

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
During the nine months ended September 30, 2011, the Company acquired seven stand alone skilled nursing facilities, four skilled nursing facilities which also offer assisted living services, two skilled nursing facilities which also offer assisted living and independent living services, two stand alone assisted living facilities, one assisted living facility which also offers independent living services, one stand alone independent living facility, three home health operations and one hospice operation. The aggregate purchase price of the 21 business acquisitions was approximately $86,539, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The facilities acquired during the nine months ended September 30, 2011 are as follows:

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

•	On March 18, 2011, the Company purchased one assisted living facility in California for $5,925, which was paid in cash. This acquisition added 125 assisted living units to the Company's operations.

•
On May 15, 2011, the Company purchased a home health and hospice operation in Utah for $2,001, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. Goodwill and other indefinite lived intangible assets recognized in this transaction amounted to $1,412 and $569, respectively, and are expected to be fully deductible for tax purposes.

•
On June 1, 2011, the Company purchased an assisted living facility in Nevada for $5,954, which was paid in cash. The acquisition added 100 assisted living and 52 independent living units to the Company's operations. .

•
On July 18, 2011, the Company acquired nine skilled nursing facilities, of which four also offer assisted living services, and a home health operation in Nebraska and Iowa for $27,649, which was paid in cash. This acquisition added 549 operational skilled nursing beds and 103 operational assisted living units. Goodwill recognized in this transaction amounted to $2,797, which is expected to be fully deductible for tax purposes.

•
On August 1, 2011, the Company acquired an independent living facility which also offers assisted living services in Texas for $5,808, which was paid in cash. This acquisition added 129 independent living and 39 assisted living units to the Company's operations.

•	On August 1, 2011, the Company acquired a skilled nursing facility in Texas for $5,206, which was paid in cash. This acquisition added 134 operational skilled nursing beds to the Company's operations.

•	On August 1, 2011, the Company acquired a skilled nursing facility in Utah for $2,607, which was paid in cash. This acquisition added 48 operational skilled nursing beds to the Company's operations.

•
On September 3, 2011, the Company entered into a management agreement to operate a home health operation in Colorado. The Company paid $240 to acquire the agreement. The acquisition did not have an impact on the Company's operational bed count. Other indefinite lived intangible assets recognized in this transaction amounted to $240, which is expected to be fully deductible for tax purposes.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company purchased the underlying assets of three of its leased skilled nursing facilities in California. The facilities were purchased for an aggregate purchase price of $16,583, which was paid in cash. These acquisitions did not impact the Company's operational bed count.
The Company expensed $362 in acquisition related costs during the nine months ended September 30, 2011.
The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the nine months ended September 30, 2011 and 2010:

	September 30,
	2011	2010
Land	$8,229	$2,709
Building and improvements	69,883	11,029
Equipment, furniture, and fixtures	2,399	1,003
Goodwill	4,209	3,092
Other indefinite lived intangible assets	809	672
Other intangible assets	1,010	304
	$86,539	$18,809

There were no changes in goodwill during the period other than shown above.

Subsequent to the quarter ended September 30, 2011, the Company has acquired one skilled nursing facility in California, for approximately $9,750, which was paid in cash. This acquisition increased the Company's operational skilled nursing bed capacity by 59 beds, which increased the Company's collective capacity to 11,520 operational skilled nursing, assisted living and independent living beds. The table below presents the allocation of the purchase price for the facilities acquired in business combinations subsequent to the nine months ended September 30, 2011:

Land	$4,286
Building and improvements	5,324
Equipment, furniture, and fixtures	120
Other intangible assets	20
$9,750

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents pro forma results of consolidated operations as if the 2011 acquisitions through October 1, 2011 had occurred at the beginning of the nine months ended September 30, 2011 and 2010, after giving effect to certain adjustments.

	Nine Months Ended
	September 30,
	2011	2010
Revenue	$597,761	$539,544
Net income	37,118	28,244
Diluted net income per common share	$1.72	$1.34
Our pro forma assumptions are as follows:

•
Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the facility, or if no information was available, estimates were derived from the Company’s post-acquisition operating results for that particular facility. Prior year results for the 2011 acquisitions were obtained from available financial statements provided by prior operators or available cost reports filed by the prior operators.

•
Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable and depreciation is calculated using the purchase price allocated to the related assets through acquisition accounting.

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are revenue and earnings generated by individually immaterial business acquisitions completed through September 30, 2011, of $30,553 and $2,960.

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Land	$58,728	$46,900
Buildings and improvements	273,875	179,189
Equipment	62,063	47,983
Furniture and fixtures	8,721	8,271
Leasehold improvements	27,418	24,147
Construction in progress	8,845	7,587
	439,650	314,077
Less accumulated depreciation	(66,853)	(51,550)
Property and equipment, net	$372,797	$262,527

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. INTANGIBLE ASSETS — Net

	Weighted	September 30, 2011			December 31, 2010
	Average Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$846	$(591)	$255	$910	$(592)	$318
Favorable lease	20.0	3,573	(636)	2,937	3,573	(482)	3,091
Patient base	0.6	1,788	(1,536)	252	778	(728)	50
Trade name	30.0	733	(141)	592	733	(122)	611
Total		$6,940	$(2,904)	$4,036	$5,994	$(1,924)	$4,070
Amortization expense was $339 and $1,045 for the three and nine months ended September 30, 2011 and $157 and $671 for the three and nine months ended September 30, 2010, respectively. Of the $1,045 in amortization expense incurred during the nine months ended September 30, 2011, approximately $808 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to twelve months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2011 (remainder)	$255
2012	355
2013	286
2014	286
2015	266
2016	247
Thereafter	2,341
$4,036

10. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist primarily of capital reserves and deposits. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.
Restricted and other assets consist of the following:

	September 30, 2011	December 31, 2010
Deposits with landlords	$783	$736
Capital improvement reserves with landlords and lenders	3,464	3,477
Debt issuance costs, net	3,372	2,296
Other assets	3,608	—
Restricted and other assets	$11,227	$6,509
Included in other assets, as of September 30, 2011, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prior to fiscal year 2011, insurance claims liabilities were recorded net of anticipated recoveries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Quality assurance fee	$1,674	$1,706
Resident refunds payable	2,836	3,122
Deferred resident revenue	2,079	1,313
Cash held in trust for residents	1,633	1,523
Resident deposits	1,348	68
Dividends payable	1,169	1,152
Property taxes	2,952	1,325
Other	2,277	3,348
Other accrued liabilities	$15,968	$13,557
Quality assurance fee represents amounts payable to California, Utah, Idaho, and Washington in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred resident revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liability, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

12. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2011 and 2010 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
Federal	$6,150	$6,789	$21,786	$20,019
State	902	1,260	3,892	3,526
	7,052	8,049	25,678	23,545
Deferred:
Federal	191	(1,361)	(1,422)	(4,166)
State	(180)	(211)	(421)	(546)
	11	(1,572)	(1,843)	(4,712)
Total	$7,063	$6,477	$23,835	$18,833

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets (liabilities):
Accrued expenses	$19,964	$15,968
Allowance for doubtful accounts	5,247	4,082
State taxes	109	533
Tax credits	1,103	1,063
Total deferred tax assets	26,423	21,646
Depreciation and amortization	(6,639)	(4,973)
Prepaid expenses	(2,161)	(1,711)
Total deferred tax liabilities	(8,800)	(6,684)
Net deferred tax assets	$17,623	$14,962
The Company is not currently under examination by any major income tax jurisdiction. The Federal statute of limitations on the Company’s 2007 income tax year lapsed during the current quarter without any significant impact on any unrecognized tax benefits for uncertain tax positions. The statutes of limitations will also lapse on the Company’s 2006 state income tax years in 2011. The Company does not believe these lapses will significantly impact unrecognized tax benefits. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and nine months ended September 30, 2011 or 2010.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, interest defined above, balance due at July 15, 2016, secured by substantially all of the Company’s personal property.	$74,063	$—
Ten Project Note with GECC, multiple-advance term loan, principal and interest payable monthly; interest is fixed at time of draw at 10-year treasury note rate plus 2.25% (rates in effect at June 30, 2011 range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	51,455	52,229
Six Project Loan with GECC, principal and interest payable monthly, interest defined above, balance due September 30, 2014, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements, repaid on July 15, 2011.	—	39,495
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate of 6.04%, collateralized by real property, assignment of rents and Company guaranty.	34,386	35,000
Promissory notes, principal, and interest of $69 payable monthly and continuing through September 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,536	9,724
Bond, principal and interest of $20 payable monthly and continuing through July 2015, interest at a fixed rate of 60% of the Prime Rate (as defined by the agreement), repaid on June 21, 2011.	—	1,038
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,936	6,086
	175,376	143,572
Less current maturities	(6,271)	(3,055)
Less debt discount	(975)	(1,066)
	$168,130	$139,451

Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, the Company entered into the Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance to be due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at the option of the Company, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the agreement) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on the Company’s leverage ratio as set forth in further detail in the Facility agreement. In connection with the Facility, the Company incurred financing costs of approximately $2,500. Further, the Company incurred a one-time charge of $2,542 in termination and early extinguishment fees in connection with exiting the Six Project Loan (described below) which was recognized in the third quarter of 2011. In addition, the Company has a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on the Company’s leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of the Company’s personal property. To reduce the risk related to interest rate fluctuations, the Company entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Facility. See further details of the interest rate swap at Note 4, Fair Value Measurements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Among other things, under the Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends and repurchases and capital expenditures.

Proceeds of the term loan portion of the Facility and any initial borrowings under the revolver portion of the Facility have been used to repay the Six Project Note with General Electric Capital Corporation (GECC) and the Revolver (both defined below), and shall continue to be used to fund facility acquisitions and for other general working capital requirements.

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
Term Loan with General Electric Capital Corporation

On December 29, 2006, a number of the Company's independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consists of an approximately $55,700 multiple-advance term loan, further referred to as the Ten Project Note. The Ten Project Note matures in June 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries. The Ten Project Note was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum.
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2011, we were in compliance with all loan covenants.

On November 6, 2009, the Company finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with GECC which increased the borrowing capacity of the loan by $40,000, further referred to as the Six Project Loan. The Six Project Loan was set to mature on September 30, 2014 and was secured by real and personal property comprising the six facilities. On July 15, 2011, the Six Project Loan was paid in full with funds received from the $75.0 million term loan portion of the Facility described above.
Revolving Credit Facility with General Electric Capital Corporation

Prior to the closing of the Facility on July 15, 2011, the Company had the Revolver with GECC under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver was set to expire on February 21, 2013. On July 15, 2011, the Revolver was replaced by the Facility, described above.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. In the 2001 Plan and the 2005 Plan, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company’s stock incentive plans was 1,558 as of September 30, 2011.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 41 options and 115 restricted stock awards from the 2007 Plan during the nine months ended September 30, 2011.

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2011 and 2010:

		Weighted		Weighted	Weighted
	Options	Average Risk-		Average	Average
Grant Year	Granted	Free Rate	Expected Life	Volatility	Dividend Yield
2011	41	1.42 - 2.53%	6.5 years	55%	0.93%
2010	129	2.10 - 2.82%	6.5 years	55%	1.08%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following assumptions for stock options granted during the three months ended September 30, 2011 and 2010:

		Weighted		Weighted	Weighted
	Options	Average Risk-		Average	Average
Grant Year	Granted	Free Rate	Expected Life	Volatility	Dividend Yield
2011	9	1.42%	6.5 years	55%	0.93%
2010	16	2.10%	6.5 years	55%	1.08%

For the nine months ended September 30, 2011 and 2010, the following represents the weighted average exercise price and fair value displayed at grant date for stock option grants:

		Weighted Average	Weighted Average
Grant Year	Granted	Exercise Price	Fair Value of Options
2011	41	$26.52	$13.35
2010	129	$17.56	$8.88
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2011 and 2010 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2011:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2011	1,904	$11.55	921	$9.07
Granted	41	26.52
Forfeited	(34)	13.40
Exercised	(196)	7.95
September 30, 2011	1,715	$12.28	1,003	$10.07

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2011:

					Stock Options
	Stock Options Outstanding				Vested
		Number	Black-Scholes	Remaining Contractual Life	Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	(Years)	Exercisable
2003	0.67 – 0.81	4	*	2	4
2004	1.96 – 2.46	17	*	3	17
2005	4.99 – 5.75	141	*	4	141
2006	7.05 – 7.50	330	3,165	5	330
2008	9.38 – 14.87	608	3,285	7	339
2009	14.92 – 16.70	445	3,517	8	148
2010	17.47 – 18.16	131	1,159	9	24
2011	21.61 – 29.30	39	530	10	—
Total		1,715	$11,656		1,003
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards are modified.
In addition to the above, during the nine months ended September 30, 2011 and 2010, the Company granted 115 and 70 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

A summary of the status of the Company's nonvested restricted stock awards as of September 30, 2011, and changes during the nine month period ended September 30, 2011 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	102	$18.05
Granted	115	25.08
Vested	(14)	18.00
Forfeited	(3)	19.83
Nonvested at September 30, 2011	200	$22.05

Total share-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense related to stock options	$616	$834	$1,834	$2,090
Share-based compensation expense related to restricted stock awards	321	41	780	51
Total	$937	$875	$2,614	$2,141
In future periods, the Company expects to recognize approximately $4,583 and $4,090 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2011. Future stock based compensation expense will be recognized over 2.9 and 4.3 weighted average years for unvested options and restricted stock awards, respectively. There were 712 unvested and outstanding options at September 30, 2011, of which 676 are expected to vest. The weighted average contractual life for options vested at September 30, 2011 was 6.4 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2011 and December 31, 2010 is as follows:

Options	September 30, 2011	December 31, 2010
Outstanding	$18,724	$25,366
Vested	13,082	14,545
Expected to vest	5,043	9,630
Exercised	3,656	1,955
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,446 and $10,725 for the three and nine months ended September 30, 2011 and $3,746 and $11,131 for the three and nine months ended September 30, 2010, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of September 30, 2011.
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
For example, a class action suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company’s California facilities. In 2007, the Company settled this class action suit and the settlement was approved by the affected class and the Court. The Company has been, and continues to be, subject to similar claims and legal actions, which could possibly result in large damage awards and settlements. In the wake of the substantial judgment awarded to a group of plaintiffs in a recent case against one of the Company’s competitors, the Company expects that plaintiff’s attorneys will become increasingly more aggressive in their pursuit of claims alleging non-compliance with such minimum staffing requirements. The Company does not believe that the ultimate resolution of any known such action will have a material adverse effect on the Company’s business, financial condition or results of operations. However, if there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the nine months ended September 30, 2011. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters — From time to time our systems and controls highlight potential compliance issues, which the Company investigates as they arise. In November 2006 the Company initiated an internal investigation after becoming aware of an allegation of possible reimbursement irregularities at one or more of the Company's facilities. The Company retained outside investigatory counsel to conduct the investigation, which continued until February 2008.
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
On December 17, 2007, the Company was informed by Deloitte & Touche LLP, its independent registered public accounting firm, that the U.S. Attorney had served them with a grand jury subpoena relating to the Company and several of its operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena covered information from a total of 18 of the Company's 99 facilities.
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
Medicare claims reviewed in the course of the outside investigation, for which adequate backup documentation could not be located or for which other billing deficiencies existed, were treated by the Company as overpayments and refunded to the Medicare program in normal course. Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57% and 55% of its total accounts receivable as of September 30, 2011 and December 31, 2010, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75% of the Company’s revenue for both periods during the three and nine months ended September 30, 2011 and 76% for both periods during the three and nine months ended September 30, 2010.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of November 1, 2011, the Company had approximately $1,500 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

16. SUBSEQUENT EVENT

The board of directors authorized the Company to repurchase up to $10,000 of its common stock over the next 12 months.  Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended.

The number of shares repurchased by the Company will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate the Company to repurchase any particular dollar amount or number of shares of common stock.  To date, no stock repurchases have been made by the Company.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 99 facilities located in California, Arizona, Texas, Washington, Utah, Colorado, Idaho, Nevada, Nebraska, and Iowa and four home health and three hospice operations located in Utah, Idaho and Colorado as of September 30, 2011. All of these facilities are skilled nursing facilities, other than seven stand-alone assisted living facilities in California, Arizona, Texas, Colorado and Nevada and eleven campuses that offer both skilled nursing and assisted living services in California, Texas, Arizona, Utah, Nebraska and Iowa. Our facilities provide a broad spectrum of skilled nursing and assisted living services, physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our facility leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility. As of September 30, 2011, we owned 72 of our 99 facilities and operated an additional 27 facilities under long-term lease arrangements, and had options to purchase six of those 27 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2011:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	72	6	21	99
Percent of total	72.7%	6.1%	21.2%	100%
Operational skilled nursing, assisted living and independent living beds	8,277	745	2,439	11,461
Percent of total	72.2%	6.5%	21.3%	100%

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

Facility Acquisition History

	December 31,						September 30,
	2005	2006	2007	2008	2009	2010	2011
Cumulative number of facilities	46	57	61	63	77	82	99
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,461

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of September 30, 2011:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	34	12	21	11	5	3	3	1	4	5	99
Operational skilled nursing, assisted living and independent living beds	3,818	1,830	2,662	1,364	463	274	246	152	296	356	11,461

During the first quarter of 2011, we purchased one skilled nursing facility in Utah, one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas and one assisted living facility in California for approximately $37.1 million which was paid in cash. These acquisitions added and aggregate of 356 operational skilled nursing beds, 250 assisted living units and 160 independent living units to our operations. We also entered into separate operations transfer agreements with the prior tenant as part of each transaction.

During the second quarter of 2011, we purchased one assisted living facility in Nevada and a home health and hospice operation in Utah for an aggregate purchase price of $8.0 million, which was paid in cash. The assisted living facility added 100 operational assisted living and 52 independent living units to our operations, while the home health and hospice operation acquisition did not impact our overall bed count. We also entered into separate operations transfer agreements with the prior owner as part of each transaction.
On July 18, 2011, we acquired nine skilled nursing facilities, of which four also offer assisted living services, and a home health and hospice operation in Nebraska and Iowa for approximately $27.6 million, which was paid in cash. This acquisition added 549 operational skilled nursing beds and 103 operational assisted living units to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

On August 1, 2011, we acquired two skilled nursing facilities in Texas and Utah and one assisted living facility which also offers independent living services in Texas for an aggregate purchase price of approximately $13.6 million, which was paid in cash. These acquisitions added 182 operational skilled nursing beds, 39 assisted living units and 129 independent living units to our operations. We also entered into separate operations transfer agreements with the prior tenant as part of each transaction.

On September 3, 2011, we entered into a management agreement to operate a home health operation in Colorado. We paid $0.2 million to acquire this agreement. The acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction. Approximately $0.2 million was recognized as other indefinite lived intangibles as a part of this transaction.

In addition, during the nine months ended September 30, 2011 we purchased the underlying assets of three of our skilled nursing facilities in California for an aggregate purchase price of $16.6 million, which was paid in cash. These acquisitions did not impact our operational skilled nursing bed count.

Subsequent to the quarter ended September 30, 2011, on October 1, we acquired one skilled nursing facility in California for an aggregate purchase price of $9.8 million, which was paid in cash. This acquisition added 59 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
See further discussion of facility acquisitions in Note 6 in Notes to Condensed Consolidated Financial Statements.
Key Performance Indicators
We manage our skilled nursing business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:

•
Routine revenue: Routine revenue is generated by the contracted daily rate charged for all contractually inclusive skilled nursing services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Skilled Mix:
Days	24.9%	24.5%	25.8%	25.1%
Revenue	51.3%	47.9%	52.2%	48.6%
Quality Mix:
Days	38.2%	36.1%	38.2%	36.9%
Revenue	60.5%	56.7%	60.8%	57.4%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Occupancy:
Operational beds at end of period	11,461	9,343	11,461	9,343
Available patient days	1,032,478	859,556	2,882,973	2,518,390
Actual patient days	812,627	688,617	2,291,107	2,005,559
Occupancy percentage (based on operational beds)	78.7%	80.1%	79.5%	79.6%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$70,967	36.1%	$66,993	40.7%	$204,273	36.1%	$192,648	40.4%
Medicare	71,293	36.3	52,905	32.1	207,897	36.8	154,616	32.4
Medicaid-skilled	5,024	2.6	4,420	2.7	13,730	2.4	13,462	2.8
Total	147,284	75.0	124,318	75.5	425,900	75.3	360,726	75.6
Managed Care	23,621	12.0	20,373	12.4	71,938	12.7	61,164	12.9
Private and Other(1)	25,441	13.0	19,962	12.1	67,777	12.0	54,885	11.5
Total revenue	$196,346	100.0%	$164,653	100.0%	$565,615	100.0%	$476,775	100.0%
_______________________

(1)	Includes revenue from assisted living facilities and home health and hospice operations.
Critical Accounting Policies Update
There have been no significant changes during the nine month period ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

•
Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the 2010 U.S. Census, there were over 40 million people in the United States in 2010 that are over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030.

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
On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes (CMIs) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient's severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs will result in a reduction to skilled nursing facility payments of $4.47 billion or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). The Combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%.
On August 2, 2011 the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction (the Committee) that is tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. If the Committee is unable to achieve its targeted savings, this regulation will trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation.
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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012 with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011. However, the application as to how the cash deferral will be applied is still being finalized. The effective date is to be June 1, 2011, or on such other date or dates as may be applicable.  The impact of this new law on us cannot be predicted with certainty as the application of the law has not been finalized.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.
Federal Health Care Reform. On March 23, 2010, President Obama signed PPACA into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are:

•
Enhanced CMPs and Escrow Provisions — Effective March 23, 2010, PPACA included expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provided for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

•
Nursing Home Transparency Requirements — In addition to expanded CMP provisions, PPACA imposed substantial new transparency requirements for Medicare-participating nursing facilities. Existing law required Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. PPACA expanded the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. CMS has not yet promulgated regulations to implement these provisions.

•
Face-to-Face Encounter Requirements — PPACA imposes new patient face-to-face encounter requirements on home health agencies and hospices to establish a patient's ongoing eligibility for Medicare home health services or hospice services, as applicable. A certifying physician or other designated health care professional must conduct the face-to-face encounters within a specified timeframe, and failure of the face-to-face encounter to occur and be properly documented during the applicable timeframe could render the patient's care ineligible for reimbursement under Medicare.

•
Suspension of Payments During Pending Fraud Investigations — PPACA also provided the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determined that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority created a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercised its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applied this suspension of payments provision to one or more of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations. OIG promulgated regulations making these provisions effective as of March 25, 2011.

•
Overpayment Reporting and Repayment; Expanded False Claims Act Liability — PPACA also enacted several important changes that expand potential liability under the federal False Claims Act. Effective March 23, 2010, PPACA provided that overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within the later of sixty days of identification of the overpayment, or the date the corresponding cost report (if applicable) is due. Any overpayment retained after the deadline is considered an “obligation” for purposes of the federal False Claims Act.

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

•
Accountable Care Organizations — PPACA authorized CMS to enter into contracts with Accountable Care Organizations (ACOs). ACOs are entities of providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and with sufficient quality of care. CMS recently finalized regulations to implement the ACO initiative. The widespread adoption of ACO payment methodologies in the Medicare program, and in other programs and payors, could impact our operations and reimbursement for our services.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	79.3	79.8	78.6	79.8
Facility rent—cost of services	1.7	2.2	1.8	2.3
General and administrative expense	3.7	4.1	3.9	3.9
Depreciation and amortization	3.1	2.6	3.0	2.6
Total expenses	87.8	88.7	87.3	88.6
Income from operations	12.2	11.3	12.7	11.4
Other income (expense):
Interest expense	(2.7)	(1.4)	(1.9)	(1.5)
Interest income	—	—	—	0.1
Other expense, net	(2.7)	(1.4)	(1.9)	(1.4)
Income before provision for income taxes	9.5	9.9	10.8	10.0
Provision for income taxes	3.6	3.9	4.2	3.9
Net income	5.9%	6.0%	6.6%	6.1%
The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Consolidated Statement of Income Data:
Net income	$11,598	$9,887	$37,320	$28,854
Interest expense, net	5,255	2,225	10,591	6,683
Provision for income taxes	7,063	6,477	23,835	18,833
Depreciation and amortization	6,179	4,260	16,784	12,238
EBITDA(1)	$30,095	$22,849	$88,530	$66,608
Facility rent—cost of services	3,331	3,631	10,380	10,822
EBITDAR(1)	$33,426	$26,480	$98,910	$77,430
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
We typically use EBITDA and EBITDAR to compare the operating performance of each skilled nursing and assisted living facility. EBITDA and EBITDAR are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, facility rent — cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance facilities, the amount of debt that we have incurred, whether a facility is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates. As a result, we believe that the use of EBITDA and EBITDAR provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.
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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$196,346	$164,653	$31,693	19.2%
Number of facilities at period end	99	81	18	22.2%
Actual patient days	812,627	688,617	124,010	18.0%
Occupancy percentage — Operational beds	78.7%	80.1%		(1.4)%
Skilled mix by nursing days	24.9%	24.5%		0.4%
Skilled mix by nursing revenue	51.3%	47.9%		3.4%

	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$141,248	$130,542	$10,706	8.2%
Number of facilities at period end	60	60	—	—%
Actual patient days	524,233	528,904	(4,671)	(0.9)%
Occupancy percentage — Operational beds	82.3%	82.8%		(0.5)%
Skilled mix by nursing days	28.8%	27.5%		1.3%
Skilled mix by nursing revenue	55.9%	51.8%		4.1%

	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$28,245	$25,802	$2,443	9.5%
Number of facilities at period end	17	17	—	—%
Actual patient days	128,688	130,008	(1,320)	(1.0)%
Occupancy percentage — Operational beds	71.2%	72.0%		(0.8)%
Skilled mix by nursing days	17.3%	14.6%		2.7%
Skilled mix by nursing revenue	39.4%	32.0%		7.4%

	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$26,853	$8,309	$18,544	NM
Number of facilities at period end	22	4	18	NM
Actual patient days	159,706	29,705	130,001	NM
Occupancy percentage — Operational beds	74.5%	74.2%		0.3%
Skilled mix by nursing days	13.2%	14.4%		(1.2)%
Skilled mix by nursing revenue	33.0%	31.1%		1.9%
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2008.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2008 to December 31, 2009.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2010.

Revenue. Revenue increased $31.7 million, or 19.2%, to $196.3 million for the three months ended September 30, 2011 compared to $164.7 million for the three months ended September 30, 2010. Of the $31.7 million increase, Medicare and managed care revenue increased $19.2 million, or 25.4%, Medicaid revenue increased $3.9 million, or 5.8% and private and other revenue increased $8.0 million, or 45.9%. Approximately $18.5 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2010, the Company has acquired 22 facilities and four home health and two hospice operations in eight states.

Revenue generated by Same Facilities increased $10.7 million, or 8.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was primarily due to an increase in skilled mix by nursing days of 1.3%, to 28.8%, which was the result of an increase in Medicare patient days at Same Facilities of 5.8%. In addition, Medicare revenue per patient day increased by 16.7% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to higher acuity and rate increases. The revenue increase at Same Facilities occurred despite a decrease in patient days of 0.9%, due primarily to significant renovations at four facilities which temporarily removed operational beds from service, which we anticipate completing in the fourth quarter of 2011.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2011	2010	2011	2010	2011	2010	2011	2010	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$645.28	$552.81	$538.93	$451.81	$495.62	$419.65	$616.78	$533.17	15.7%
Managed care	367.89	349.14	418.35	376.38	459.42	372.00	375.05	351.30	6.8%
Other skilled	538.68	556.12	543.83	—	567.63	626.98	539.85	558.50	(3.3)%
Total skilled revenue	536.28	474.52	502.90	434.48	493.42	426.42	529.46	468.76	12.9%
Medicaid	168.31	165.07	159.03	154.22	151.37	159.28	164.60	162.50	1.3%
Private and other payors	189.67	183.06	175.33	179.48	155.11	156.25	177.23	180.47	(1.8)%
Total skilled nursing revenue	$276.43	$252.11	$220.88	$198.62	$197.73	$197.13	$257.06	$239.62	7.3%

Medicare daily rates increased by 15.7%, due to increased acuity levels and rates. The third quarter 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 1.3% for the three months ended September 30, 2011 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, partially offset by decreases in other states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Revenue:
Medicare	38.2%	33.6%	28.1%	25.6%	28.8%	24.3%	35.9%	32.0%
Managed care	14.1	14.7	9.9	6.4	3.3	3.8	12.5	13.0
Other skilled	3.6	3.5	1.4	—	0.9	3.0	2.9	2.9
Skilled mix	55.9	51.8	39.4	32.0	33.0	31.1	51.3	47.9
Private and other payors	6.9	7.9	11.2	12.1	23.6	13.6	9.2	8.8
Quality mix	62.8	59.7	50.6	44.1	56.6	44.7	60.5	56.7
Medicaid	37.2	40.3	49.4	55.9	43.4	55.3	39.5	43.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Days:
Medicare	16.4%	15.3%	11.5%	11.3%	11.5%	11.5%	14.9%	14.4%
Managed care	10.6	10.6	5.2	3.3	1.4	2.0	8.6	8.8
Other skilled	1.8	1.6	0.6	—	0.3	0.9	1.4	1.3
Skilled mix	28.8	27.5	17.3	14.6	13.2	14.4	24.9	24.5
Private and other payors	10.1	10.9	14.1	13.4	30.1	17.2	13.3	11.6
Quality mix	38.9	38.4	31.4	28.0	43.3	31.6	38.2	36.1
Medicaid	61.1	61.6	68.6	72.0	56.7	68.4	61.8	63.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $24.3 million, or 18.5%, to $155.7 million for the three months ended September 30, 2011 compared to $131.5 million for the three months ended September 30, 2010. Of the $24.3 million increase, Same Facilities increased $8.0 million, or 7.8% and Recently Acquired Facilities increased $14.6 million. The $8.0 million increase in Same Facility cost of services was primarily due to a $3.7 million increase in salaries and benefits, a $2.1 million increase in ancillary expenses and a $1.7 million increase in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits due to increased services provided at Same Facilities. The increase in ancillary expenses was primarily due to increased therapy wages. The increase in insurance was primarily due to increased general and professional liability costs. Cost of services decreased as a percent of total revenue to 79.3% for the three months ended September 30, 2011 as compared to 79.8% for the three months ended September 30, 2010.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.3 million, or 8.3%, to $3.3 million for the three months ended September 30, 2011 compared to $3.6 million for the three months ended September 30, 2010. Facility rent-cost of services decreased as a percent of total revenue to 1.7% for the three months ended September 30, 2011 as compared to 2.2% for the three months ended September 30, 2010. The decrease in facility rent is due to our purchase of the underlying assets of three of our skilled nursing facilities in California which we previously operated under a long-term lease agreements, partially offset by normal annual increases in rent at leased facilities.

General and Administrative Expense. General and administrative expense increased $0.5 million, or 7.2%, to $7.2 million for the three months ended September 30, 2011 compared to $6.7 million for the three months ended September 30, 2010. General and administrative expenses decreased as a percent of total revenue to 3.7% for the three months ended September 30, 2011 as compared to 4.1% for the three months ended September 30, 2010. The $0.5 million increase was primarily due to increases in wages and benefits due to our growth and improved financial performance.
Depreciation and Amortization. Depreciation and amortization expense increased $1.9 million, or 45.1%, to $6.2 million for the three months ended September 30, 2011 compared to $4.3 million for the three months ended September 30, 2010. Depreciation and amortization expense increased as a percent of total revenue to 3.1% for the three months ended September 30, 2011 as compared to 2.6% for the three months ended September 30, 2010. This increase was primarily related to the additional depreciation of $1.0 million at Recently Acquired Facilities, as well as increases of $0.6 million and $0.3 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying asset of three of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $1.0 million increase at Recently Acquired Facilities, $0.2 million represented amortization expense of patient base intangible assets which are amortized over four to twelve months.
Other Income (Expense). Other expense, net increased $3.1 million, or 136.1%, to $5.3 million for the three months ended September 30, 2011 compared to $2.2 million for the three months ended September 30, 2010. Other expense, net increased as a percent of total revenue to 2.7% for the three months ended September 30, 2011 as compared to 1.4% for the three months ended September 30, 2010. This increase was primarily the result of increased interest expense due to the additional capacity of the new Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility) and a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note (described below) and exiting our revolving credit facility. See further discussion of the Facility in Liquidity and Capital Resources section below. In addition, the increase in interest expense was a result of the additional $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan) on December 31, 2010.
Provision for Income Taxes. Provision for income taxes increased $0.6 million, or 9.1%, to $7.1 million for the three months ended September 30, 2011 compared to $6.5 million for the three months ended September 30, 2010. This increase resulted from the increase in income before income taxes of $2.3 million, or 14.0%. Our effective tax rate was 37.9% for the three months ended September 30, 2011 as compared to 39.6% for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$565,615	$476,775	$88,840	18.6%
Number of facilities at period end	99	81	18	22.2%
Actual patient days	2,291,107	2,005,559	285,548	14.2%
Occupancy percentage — Operational beds	79.5%	79.6%		(0.1)%
Skilled mix by nursing days	25.8%	25.1%		0.7%
Skilled mix by nursing revenue	52.2%	48.6%		3.6%

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$421,394	$384,449	$36,945	9.6%
Number of facilities at period end	60	60	—	—%
Actual patient days	1,565,342	1,561,100	4,242	0.3%
Occupancy percentage — Operational beds	82.7%	82.3%		0.4%
Skilled mix by nursing days	29.3%	28.1%		1.2%
Skilled mix by nursing revenue	56.4%	52.5%		3.9%

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$83,801	$75,157	$8,644	11.5%
Number of facilities at period end	17	17	—	—%
Actual patient days	385,078	380,167	4,911	1.3%
Occupancy percentage — Operational beds	71.8%	70.9%		0.9%
Skilled mix by nursing days	17.0%	14.5%		2.5%
Skilled mix by nursing revenue	38.9%	31.7%		7.2%

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$60,420	$17,167	$43,253	NM
Number of facilities at period end	22	4	18	NM
Actual patient days	340,687	64,292	276,395	NM
Occupancy percentage — Operational beds	74.9%	75.2%		(0.3)%
Skilled mix by nursing days	14.9%	15.5%		(0.6)%
Skilled mix by nursing revenue	35.6%	31.2%		4.4%
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2008.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2008 to December 31, 2009.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2010.

Revenue. Revenue increased $88.8 million, or 18.6%, to $565.6 million for the nine months ended September 30, 2011 compared to $476.8 million for the nine months ended September 30, 2010. Of the $88.8 million increase, Medicare and managed care revenue increased $59.7 million, or 27.1%, Medicaid revenue increased $11.4 million, or 5.9% and private and other revenue increased $17.4 million, or 34.6%. Approximately $43.3 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2010, the Company has acquired 22 facilities and four home health and two hospice operations in eight states.
Revenue generated by Same Facilities increased $36.9 million, or 9.6%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily due to an increase in skilled mix by nursing days of 1.2%, to 29.3%, which was the result of an increase in Medicare patient days at Same Facilities of 5.4%. In addition, Medicare revenue per patient day increased by 16.6% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to higher acuity and rate increases.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2011	2010	2011	2010	2011	2010	2011	2010	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$642.29	$550.62	$533.87	$445.37	$504.54	$400.16	$617.12	$531.01	16.2%
Managed care	366.55	344.60	432.08	400.06	437.32	367.68	373.99	348.17	7.4%
Other skilled	530.87	550.11	489.43	—	570.38	624.66	530.02	552.53	(4.1)%
Total skilled revenue	531.40	470.27	502.48	436.12	500.12	412.92	526.38	465.38	13.1%
Medicaid	167.49	163.53	158.52	155.87	156.62	166.64	164.76	162.01	1.7%
Private and other payors	188.06	182.80	173.66	174.45	159.37	167.36	179.68	180.10	(0.2)%
Total skilled nursing revenue	$276.21	$251.76	$218.92	$198.97	$208.30	$204.95	$259.85	$240.28	8.1%
Medicare daily rates increased by 16.2%, due to increased acuity levels and rates. The results for the nine months ended September 30, 2011 include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 1.7% for the nine months ended September 30, 2011 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, offset by decreases in other states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Revenue:
Medicare	38.3%	33.9%	28.1%	25.8%	31.4%	22.7%	36.3%	32.3%
Managed care	14.7	15.0	10.0	5.9	3.0	4.7	13.1	13.3
Other skilled	3.4	3.6	0.8	—	1.2	3.8	2.8	3.0
Skilled mix	56.4	52.5	38.9	31.7	35.6	31.2	52.2	48.6
Private and other payors	7.0	7.9	11.0	12.2	20.0	15.3	8.6	8.8
Quality mix	63.4	60.4	49.9	43.9	55.6	46.5	60.8	57.4
Medicaid	36.6	39.6	50.1	56.1	44.4	53.5	39.2	42.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Days:
Medicare	16.5%	15.5%	11.5%	11.5%	13.0%	11.6%	15.3%	14.6%
Managed care	11.1	10.9	5.1	3.0	1.4	2.6	9.1	9.2
Other skilled	1.7	1.7	0.4	—	0.5	1.3	1.4	1.3
Skilled mix	29.3	28.1	17.0	14.5	14.9	15.5	25.8	25.1
Private and other payors	10.3	10.9	13.8	13.9	26.1	18.7	12.4	11.8
Quality mix	39.6	39.0	30.8	28.4	41.0	34.2	38.2	36.9
Medicaid	60.4	61.0	69.2	71.6	59.0	65.8	61.8	63.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $64.1 million, or 16.8%, to $444.5 million for the nine months ended September 30, 2011 compared to $380.5 million for the nine months ended September 30, 2010. Of the $64.1 million increase, Same Facilities increased $24.2 million, or 7.9% and Recently Acquired Facilities increased $33.2 million. The $24.2 million increase in Same Facility cost of services was primarily due to a $8.4 million increase in salaries and benefits, a $6.9 million increase in ancillary expenses and a $1.7 million increase in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits due to increased services provided at Same Facilities. The increase in ancillary expenses was primarily due to increased therapy wages. The increase in insurance was primarily due to increased general and professional liability costs. Cost of services decreased as a percent of total revenue to 78.6% for the nine months ended September 30, 2011 as compared to 79.8% for the nine months ended September 30, 2010.
Facility Rent — Cost of Services. Facility rent — cost of services expense decreased $0.4, or 4.1%, to $10.4 million for the nine months ended September 30, 2011 as compared to $10.8 million for the nine months ended September 30, 2010. Facility rent-cost of services decreased as a percent of total revenue to 1.8% for the nine months ended September 30, 2011 as compared to 2.3% for the nine months ended September 30, 2010. The decrease in facility rent during the nine months ended September 30, 2011 was due to our purchase of the underlying assets of three of our skilled nursing facilities in California which we previously operated under long-term lease agreements, partially offset by normal annual increases in rent at leased facilities.

General and Administrative Expense. General and administrative expense increased $3.3 million, or 17.4%, to $22.2 million for the nine months ended September 30, 2011 compared to $18.9 million for the nine months ended September 30, 2010. General and administrative expense remained consistent as a percent of total revenue at 3.9% for the nine months ended September 30, 2011 and 2010. The $3.3 million increase was primarily due to increases in wages and benefits due to our growth and improved financial performance.
Depreciation and Amortization. Depreciation and amortization expense increased $4.6 million, or 37.2%, to $16.8 million for the nine months ended September 30, 2011 compared to $12.2 million for the nine months ended September 30, 2010. Depreciation and amortization expense increased as a percent of total revenue to 3.0% for the nine months ended September 30, 2011 as compared to 2.6% for the nine months ended September 30, 2010. This increase was primarily related to the additional depreciation of $2.3 million at Recently Acquired Facilities, as well as increases of $1.5 and $0.8 million at Same and Transitioning Facilities, respectively, due to recent renovations and our purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $2.3 million increase at Recently Acquired Facilities, $0.8 million represented amortization expense of patient base intangible assets which are amortized over four to twelve months.
Other Income (Expense). Other expense, net increased $3.9 million, or 58.5%, to $10.6 million for the nine months ended September 30, 2011 compared to $6.7 million for the nine months ended September 30, 2010. Other expense, net increased as a percent of total revenue to 1.9% for the nine months ended September 30, 2011 as compared to 1.4% for the nine months ended September 30, 2010. This increase was primarily the result of increased interest expense due to the additional capacity of the new Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility) and a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note (described below) and exiting our current revolving credit facility. See further discussion of the Facility in Liquidity and Capital Resources section below. In addition, the increase in interest expense was a result of the additional $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan) on December 31, 2010.
Provision for Income Taxes. Provision for income taxes increased $5.0 million, or 26.6%, to $23.8 million for the nine months ended September 30, 2011 compared to $18.8 million for the nine months ended September 30, 2010. This increase resulted from the increase in income before income taxes of $13.5 million, or 28.2%. Our effective tax rate was 39.0% for the nine months ended September 30, 2011 as compared to 39.5% for the nine months ended September 30, 2010.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, long term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $86.5 million and $18.8 million for the nine months ended September 30, 2011 and 2010, respectively. Cash paid for asset acquisitions was $16.6 million and $0 for the nine months ended September 30, 2011 and 2010, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $29.1 million and $20.9 million for the nine months ended September 30, 2011 and 2010, respectively. We currently have a combined $30.0 million budgeted for renovation projects for 2011.

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

Our cash and cash equivalents consists of bank term deposits, money market funds and treasury bill related investments. In addition, we hold debt security investments of approximately $12.2 million, of which $2.1 million are guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $10.0 million debt security investments are AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$53,245	$34,460
Net cash used in investing activities	(126,870)	(32,758)
Net cash provided by (used in) financing activities	27,187	(3,631)
Net decrease in cash and cash equivalents	(46,438)	(1,929)
Cash and cash equivalents at beginning of period	72,088	38,855
Cash and cash equivalents at end of period	$25,650	$36,926
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Net cash provided by operations for the nine months ended September 30, 2011 was $53.2 million compared to $34.5 million for the nine months ended September 30, 2010, an increase of $18.7 million. This increase was primarily due to our improved operating results, which contributed $63.0 million in 2011 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $43.5 million for 2010, an increase of $19.5 million.
Net cash used in investing activities for the nine months ended September 30, 2011 was $126.9 million compared to $32.8 million for the nine months ended September 30, 2010, an increase of $94.1 million. The increase was primarily the result of $127.5 million in cash paid for business acquisitions and purchased property and equipment in the nine months ended September 30, 2011 compared to $32.4 million in the nine months ended September 30, 2010.
Net cash provided by (used in) financing activities for the nine months ended September 30, 2011 was $27.2 million as compared to $(3.6) million for the nine months ended September 30, 2010, an increase of $30.8 million. This increase was primarily due to the receipt of proceeds from the term loan portion of the Facility of $75.0 million during the nine months ended September 30, 2011. This increase was partially offset by the repayment of the Six Project Loan portion of the Amended Term Loan and other long term debt principal repayments of $44.7 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of September 30, 2011 and the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,			September 30,
	2008	2009	2010	2011
	(in thousands)
Senior Credit Facility and Ten Project Note	$54,102	$93,170	$91,724	$125,518
Mortgage Loan and Promissory Notes	6,449	15,064	49,744	48,883
Bond payable	—	1,232	1,038	—
Total	$60,551	$109,466	$142,506	$174,401

The following table represents the Company’s cumulative facility growth from 2007 to the present:

	December 31,				September 30,
	2007	2008	2009	2010	2011
Cumulative number of facilities	61	63	77	82	99

Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, we entered into the Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on the July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance to be due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at our option of, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the plan) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the Facility agreement. In connection with the Facility, we incurred financing costs of approximately $2.5 million. Further, we incurred a one-time charge of $2.5 million in termination and early extinguishment fees in connection with exiting the Six Project Loan (described below) which was recognized in the third quarter of 2011. In addition, we have a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on our leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Facility. See further details of the interest rate swap at Note 4 in Notes to Condensed Consolidated Financial Statements, Fair Value Measurements.

Among other things, under the Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends, stock repurchases and capital expenditures.

Proceeds of the term loan portion of the Facility and any initial borrowings under the revolver portion of the Facility shall be used to refinance the Six Project Note with GECC and the Revolver (both defined below), and shall continue to be used to fund facility acquisitions and other general working capital requirements.
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

Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2011, we were in compliance with all loan covenants.

On November 6, 2009, we finalized the Fourth Amended and Restated Loan Agreement (Amended Term Loan) with GECC which increased the borrowing capacity of the loan by $40.0 million, further referred to as the Six Project Loan. The Six Project Loan was set to mature on September 30, 2014 and was secured by real and personal property comprising the six facilities. On July 15, 2011, the Six Project Loan was paid in full with funds received from the Facility, described above.
Revolving Credit Facility with General Electric Capital Corporation
On February 21, 2008, we amended our existing Revolver by extending the term to 2013, increasing the available credit thereunder up to the lesser of $50.0 million or 85% of the eligible accounts receivable. In connection with the Revolver, we incurred financing costs of approximately $0.5 million. The Revolver contained typical representations and financial and non-financial covenants for a loan of this type. On July 15, 2011, the Revolver was replaced by the $75.0 million revolving credit facility portion of the Facility described above.

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

As of September 30, 2011, our subsidiaries had $34.4 million outstanding on the RBS Loan.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of September 30, 2011, our subsidiaries had $9.5 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of September 30, 2011, the balance outstanding on this mortgage loan was approximately $5.9 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Common Stock Repurchase Program

The board of directors authorized the repurchase up to $10.0 million of our common stock over the next 12 months.  Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended.

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock.  To date, no stock repurchases have been made.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.4 million and $10.7 million for the three and nine months ended September 30, 2011 and $3.7 million and $11.1 million for the three and nine months ended September 30, 2010.
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
On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney had served them with a grand jury subpoena relating to us and several of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena covered information from a total of 18 of our 99 facilities.
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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) amended its standards on testing goodwill for impairment. The new standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. We do not believe the adoption of this amendment will have a material effect on our financial statements.

In December 2010, the FASB amended its standards on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. We will adopt this amendment during our goodwill impairment analysis in the fourth quarter of the current year. We do not believe the adoption of this amendment will have a material effect on our financial statements.

In July 2011, the FASB amended its standards on how health care entities present revenue and bad debt expense. Under the new guidance, health care entities are required to present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the statement of income for entities that do not assess a patient's ability to pay prior to rendering services. Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue prior to deciding that collection is reasonably assured. In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data. It will also require disclosure of our policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts). The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. We are evaluating the impact of the final consensus, but believes, if this standard is applicable, the final result will be an equivalent reduction in patient service revenue and cost of services (exclusive of facility rent and depreciation and amortization) for no net impact on the statement of income.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the Facility, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Facility is available and could be used for short-term borrowing purposes. As of November 1, 2011, the revolving credit facility portion of the Facility remained undrawn.

The Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. We entered into an interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the Facility. The swap agreement, with a notional amount of $75.0 million, amortizing concurrently with the related term loan portion of the Facility, is five years in length and set to mature on July 15, 2016. Under the terms of this agreement, the net effect of the hedges was to record swap interest expense at a fixed rate of approximately 4.3%.

Our cash and cash equivalents consists of bank term deposits, money market funds and treasury bill related investments. In addition, we hold debt security investments of approximately $12.2 million, of which $2.1 million is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $10.1 million debt security investment is AAA rated and backed by the FDIC. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 39% and 40% of our revenue from the Medicaid program during the three and nine months ended September 30, 2011 and 43% of our revenue for both periods during the three and nine months ended September 30, 2010, respectively. We derived 37% of our revenue from the Medicare program for both periods during the three and nine months ended September 30, 2011 and 32% of our revenue for both periods during the three and nine months ended September 30, 2010, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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
On August 2, 2011 the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction (the Committee) that is tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. If the Committee is unable to achieve its targeted savings, this regulation will trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget. Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operation.

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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012 with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011. However, the application as to how the cash deferral will be applied is still being finalized. The effective date is to be June 1, 2011, or on such other date or dates as may be applicable.  The impact of this new law on us cannot be predicted with certainty as the application of the law has not been finalized.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of September 30, 2011, we had one facility under probe review.

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

In July 2010, Congress passed the Dodd-Frank Act. The Dodd-Frank Act establishes rigorous standards and supervision to protect the economy and American consumers, investors and businesses. Included under Section 922 of the Dodd-Frank Act, the SEC will be required to pay a reward to individuals who provide original information to the SEC resulting in monetary sanctions exceeding $1.0 million in civil or criminal proceedings. The award will range from 10 to 30 percent of the amount recouped and the amount of the award shall be at the discretion of the SEC. The purpose of this reward program is to “motivate those with inside knowledge to come forward and assist the Government to identify and prosecute persons who have violated securities laws and recover money for victims of financial fraud.”

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the nine months ended September 30, 2011, 75% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On December 17, 2007, we were informed by Deloitte & Touche LLP, our independent registered public accounting firm, that the U.S. Attorney had served them with a grand jury subpoena relating to us and several of our operating subsidiaries. All together, the March 2007 authorized investigative demand and the December 2007 subpoena covered information from a total of 18 of our 99 facilities.

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

During the nine months ended September 30, 2011, we acquired seven stand alone skilled nursing facilities, four skilled nursing facilities which also offer assisted living services, two skilled nursing facilities which also offer assisted living and independent living services, two stand alone assisted living facilities, one assisted living facility which also offers independent living services, one stand alone independent living facility and three home health operations and one hospice operation with a total of 1,920 operational beds. In the year ended December 31, 2010, we acquired four skilled nursing facilities, one assisted living facility which also offers independent living services and one home health and hospice operation with a total of 650 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

Our facilities located in California, Texas and Arizona account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 30% of our facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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

We currently occupy approximately 6% of our facilities under agreements that are structured as master leases. Under a master lease, we may lease a large number of geographically dispersed properties through an indivisible lease. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. Failure to comply with Medicare or Medicaid provider requirements is a default under several of our master lease and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases, which would have a negative impact on our capital structure and our ability to generate future revenue, and could interfere with our ability to pursue our growth strategy.

In addition, we occupy approximately 7% of our facilities under individual facility leases that are held by the same or related landlords, the largest of which covers five of our facilities. These leases typically contain cross-default provisions that could cause a default at one facility to trigger a technical default with respect to one or more other locations, potentially subjecting us to the various remedies available to the landlords under each of the related leases.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.

At September 30, 2011, we had $174.4 million of outstanding indebtedness under the Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $123.1 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Our outstanding credit facilities and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These restrictions and operating covenants include, among other things, requirements with respect to occupancy, debt service coverage, project yield, net leverage ratios, minimum interest coverage ratios and minimum asset coverage ratios. These restrictions may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. If we fail to comply with any of our loan requirements, or if we experience any defaults, then the related indebtedness could become immediately due and payable prior to its stated maturity date. We may not be able to pay this debt if it becomes immediately due and payable.

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

Financial markets experienced significant disruptions from 2008 through 2010. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to borrowers. These factors have led to a decrease in spending by businesses and consumers alike. Continued turbulence in the U.S. and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition. Though we anticipate that the cash amounts generated internally, together with amounts available under the revolving credit facility portion of the Facility, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.
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

If we experience problems with our information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in January 2009, the State of California announced expected cash shortages in February which impacted payments to Medi-Cal providers from late March through April. Medi-Cal had also delayed the release of the reimbursement rates which were announced in January 2010. These rate increases were put in place on a retrospective basis, effective August 1, 2009.

Further, on March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012 with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011 the application of which is still being finalized. The effective date is to be June 1, 2011, or on such other date or dates as may be applicable.  The impact of this new law on us cannot be predicted with certainty as the application of the law has not been finalized.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.

Two of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the revolving credit facility portion of the Facility restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement.

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

10.1
Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 19, 2011).

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

THE ENSIGN GROUP, INC.

November 2, 2011	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

10.1
Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 19, 2011).

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