Form 10-K
period 2011-12-31
ENSIGN GROUP, INC
filed 2012-02-16
CIK 1125376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2011, was approximately $478,800,000.

On February 10, 2012, The Ensign Group, Inc. had 21,213,305 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2012 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors created under the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Annual Report on Form 10-K, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our facilities, operations, the Service Center (defined below) and our wholly-owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we”, “us”, “our” and similar verbiage in this annual report is not meant to imply that any of our facilities, business operations, the Service Center or the Captive are operated by the same entity.

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

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 103 facilities, five home health and three hospice operations located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our facilities provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We recently entered into a joint venture to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of December 31, 2011, we operated 102 facilities, of which we owned 77 and operated an additional 25 facilities under long-term lease arrangements, and had options to purchase five of those 25 facilities.

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

Much of our historical growth can be attributed to our expertise in acquiring under-performing facilities and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. We plan to continue to grow our revenue and earnings by:

•continuing to grow our talent base and develop future leaders;

•increasing the overall percentage or “mix” of higher-acuity residents;

•focusing on organic growth and internal operating efficiencies;

•continuing to acquire additional facilities in existing and new markets; and

•expanding and renovating our existing facilities, and potentially constructing new facilities.

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

We organized our facilities into five portfolio companies in 2006, introducing a sixth portfolio company in 2008 and seventh and eighth portfolio companies in 2011, which we believe has enabled us to attract additional qualified leadership talent, and to identify, acquire, and improve facilities at a generally faster rate. With the introduction in early 2006 of the portfolio companies and our New Market CEO program, described below, our acquisition activity accelerated, allowing us to add 15 facilities between January 1, 2006 and July 31, 2007. We then effectively suspended our acquisition program while we effected our initial public offering, which was completed in November 2007. From January 1, 2008 through December 31, 2010, we acquired 21 facilities which added 2,434 operational beds to our operations.

During the year ended December 31, 2011, the Company acquired nine stand alone skilled nursing facilities, four skilled nursing facilities that also offer assisted living services, two skilled nursing facilities which also offer assisted living and independent living services, three stand alone assisted living facilities, one assisted living facility which also offers independent living services, one stand alone independent living facility, three home health operations and one hospice operation. The following table summarizes our growth from our formation in 1999 through December 31, 2011:

Cumulative Facility Growth

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	77	82	102
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	8,948	9,539	11,702

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

Recent Developments

On January 10, 2012, we announced a joint venture to develop and operated urgent care facilities and related businesses. The joint venture, Immediate Clinic LLC, will be led by Dr. John Shufeldt, a founder and former Chief Executive Officer of a large privately-owned provider of urgent care and occupational medical services. Immediate Clinic will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Design and construction planning for several new locations is currently underway, and Immediate Clinic is also seeking opportunities to acquire existing urgent care operations across the United States. To date, we have committed $4.0 million to the joint venture and Immediate Clinic expects to open its first facilities within the second quarter of fiscal 2012.

On February 8, 2012 our board of directors increased the number of directors from six directors to seven and, at the recommendation of the nomination and corporate governance committee, the board of directors appointed Daren J. Shaw to fill the newly created vacancy effective March 1, 2012. Mr. Shaw will serve as a Class II Director with a term that is set to expire at the 2012 annual meeting of shareholders, will be eligible to participate in all compensation plans in which non-management directors participate and will enter into our standard indemnification agreement for directors. Mr. Shaw has not yet been appointed to serve on any board committee by the board of directors.

On February 1, 2012, we acquired an assisted living facility in Nevada for approximately $2.1 million, which was paid in cash. This acquisition added 60 operational assisted living beds to our operation. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.

On February 10, 2012, we acquired a home health operation in Oregon for approximately $0.5 million which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.

The following table sets forth the location and number of licensed and independent living beds located at our facilities as of December 31, 2011:

	CA	AZ	TX	UT	CO	WA	ID	IA	NE	NV	TOTAL

Number of facilities	35	13	21	11	5	3	3	5	4	2	102
Operational skilled nursing, assisted living and independent living beds	3,876	1,923	2,662	1,364	463	274	246	356	296	242	11,702

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

Effects of Changing Prices

Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced, with a corresponding adverse impact on our financial condition or results of operations.
On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes (CMIs) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient's severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs was calculated to result in a reduction to skilled nursing facility payments of $4.47 billion or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). The Combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%.
On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operations.
The Deficit Reduction Act of 2005 (DRA) added Sec. 1833(g)(5) of the Social Security Act and directed the Centers for Medicare and Medicaid Services to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently in legislation which extends the exceptions process through February 29, 2012. The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond February 29, 2012, which could also have an adverse effect on our revenue after that date.

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012, with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011. However, the application as to how the cash deferral will be applied is still being finalized. The effective date is to be June 1, 2011, or on such other date or dates as may be applicable.  The impact of this new law on us cannot be predicted with certainty as the application of the law has not been finalized.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

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

The following table sets forth the payor sources of our total revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Payor Sources for All Facilities:
Medicaid-custodial	$277,736	$259,711	$219,188
Medicare	272,283	219,217	174,769
Medicaid-skilled	20,290	17,573	12,449
Total	570,309	496,501	406,406
Managed care	94,266	84,364	72,544
Private and other payors	93,702	68,667	63,052
Total revenue	$758,277	$649,532	$542,002

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2011	2010	2009
Percentage of Skilled Nursing Days:
Medicare	15.2%	14.5%	14.1%
Managed care	8.9	9.2	9.5
Other skilled	1.4	1.3	1.0
Skilled mix	25.5	25.0	24.6
Private and other payors	12.6	11.7	12.7
Quality mix	38.1	36.7	37.3
Medicaid	61.9	63.3	62.7
Total skilled nursing	100.0%	100.0%	100.0%

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

Reimbursement for Home Health Services. We derive substantially all of the revenue from our home health business from Medicare and Managed Care sources. Our home health care services generally consist of providing some combination of the services of registered nurses, speech, occupational and physical therapists, medical social workers and certified home health aides. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting.

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

Since April 1999, we have acquired 102 facilities with 11,702 operational beds, including 1,262 assisted living beds and 488 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

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

Attractive Asset Base.  We believe that our facilities are among the best-operated in their respective markets. As of December 31, 2011, we owned 77 of the 102 facilities that we operated, and had purchase agreements or options to purchase five of the 25 facilities that we operated under long-term lease arrangements. We will consider exercising some or all of these purchase options as they become exercisable, and we expect that we will own a higher percentage of our facilities in the future than we currently own. Assuming we eventually exercise all purchase options we currently hold and we don't dispose of any of our current facilities, we would own approximately 80% of the facilities we currently operate. By owning our facilities, we believe we will have better control over our occupancy costs over time, as well as increased financial and operational flexibility. We plan to continue to invest in our facilities, both owned and leased, to keep them physically attractive and clinically sound.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering real opportunities to improve financial performance within our existing facilities, as we seek to improve overall operational occupancy beyond our average occupancy rates for the years ended December 31, 2011 and 2010 of 79.2% and 79.9%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties, the expansion and upgrade of current facilities, and the potential construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring facilities within select geographic markets and may consider the construction of new facilities. In addition, historically we have targeted facilities that we believed were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 73 facilities that we acquired from 2001 through 2010, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 10.6% during the first full three months of operations to 14.1% during the thirteenth through fifteenth months of operations.

Labor

 The operation of our skilled nursing and assisted living facilities requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2011, we had approximately 9,433 full-time equivalent employees, employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2011, approximately 60% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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
Federal Health Care Reform. On March 23, 2010, President Obama signed PPACA into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are:

•
Enhanced CMPs and Escrow Provisions — PPACA included expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provided for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

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

•
Suspension of Payments During Pending Fraud Investigations — PPACA also provided the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determined that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority created a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercised its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applied this suspension of payments provision to one or more of our facilities for allegations of fraud, such a suspension could adversely affect our revenue, cash flow, financial condition and results of operations. OIG promulgated regulations making these provisions effective as of March 25, 2011.

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

We derived 39.3% and 42.7% of our revenue from the Medicaid program for the years ended December 31, 2011 and 2010, respectively. We derived 35.9% and 33.7% of our revenue from the Medicare program for the years ended December 31, 2011 and 2010, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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
On July 29, 2011, the Centers for Medicare and Medicaid Services (CMS) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by $3.87 billion, or 11.1% lower than payments for fiscal year 2011. CMS announced it is recalibrating the case-mix indexes (CMIs) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. Each RUG group consists of CMIs that reflect a patient's severity of illness and the services that a patient requires in the skilled nursing facility. In transitioning from the previous classification system to the new RUG-IV, CMS adjusted the CMIs for fiscal year 2011 based on forecasted utilization under this new classification system to establish parity in overall payments. The fiscal year 2011 recalibration of the CMIs was calculated to result in a reduction to skilled nursing facility payments of $4.47 billion or 12.6%. However, this reduction would be partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflects a 2.7% market basket increase, reduced by a 1.0%

multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). The Combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration will yield a net reduction of $3.87 billion, or 11.1%. Lower Medicare reimbursement rates will adversely affect our revenue, financial condition and results of operations.
On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget. Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operations.

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

We operate one or more skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. For example, we are aware of one company in our industry that is subject to a substantial judgment as a result of not complying with minimum staffing laws. Deficiencies may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of December 31, 2011, we had one facility under probe review.

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

Public and government calls for increased survey and enforcement efforts toward long-term care facilities could result in increased scrutiny by state and federal survey agencies. In addition, potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated four facilities from the program to date. CMS has included one of our facilities on its special focus facilities listing, and other facilities may be identified for such status in the future.

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

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Sec. 1833(g)(5) of the Social Security Act and directed them to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently in legislation which extends the exceptions process through February 29, 2012.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond February 29, 2012, which could also have an adverse effect on our revenue after that date.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2011, 75% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

Certain lawsuits filed on behalf of patients of long-term care facilities for alleged negligence and/or alleged abuses have resulted in large damage awards against other companies, both in and related to our industry. In addition, there has been an increase in the number of class action suits filed against long-term and rehabilitative care companies which have the potential to result in large damage awards and settlements. For example, the State of California has established minimum staffing requirements for facilities operating in the state. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation as established under relevant state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or the possibility of litigation. We are aware of one company in our industry that is subject to a substantial judgment in a class action suit as a result of not complying with minimum staffing laws. A class action suit was previously filed against us in the State of California alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California facilities. In 2007, we settled this class action suit and this settlement was approved by the affected class and the Court. We continue to be subject to similar claims and legal actions, and are currently defending against one such claim venued in Los Angeles Superior Court. In the wake of the substantial judgment awarded by a jury to a group of plaintiffs in a recent case against one of our competitors, we expect that plaintiff's attorneys will become increasingly more aggressive in their pursuit of claims alleging non-compliance with such requirements. We do not believe that the ultimate resolution of any known such action will have a material adverse effect on our business, financial condition, or results of operations. However, if there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.

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

On February 26, 2009, Congress reintroduced the Fairness in Nursing Home Arbitration Act of 2009. After failing to be enacted into law in the 110th Congress in 2008, the Fairness in Nursing Home Arbitration Act of 2009 was introduced in the 111th Congress and referred to the House and Senate judiciary committees in March 2009. The 111th Congress did not pass the bill and therefore has been cleared from the present agenda. This bill may be reintroduced in the 112th Congress. If enacted, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

The U.S. Department of Justice is conducting an investigation into the billing and reimbursement processes of some of our operating subsidiaries, which could adversely affect our operations and financial condition.

In March 2007, we learned that the United States Attorney for the Central District of California (DOJ) had commenced an investigation of certain of our facilities and had issued an authorized investigative demand to our bank seeking information pertaining to a total of 18 of our facilities. The DOJ also subsequently served a subpoena on our independent external auditors in 2007, and in 2008 served search warrants and subpoenas on our Service Center and six of our Southern California skilled nursing facilities, seeking specific patient files and other information. Subsequent subpoenas issued to us covered additional documentation from the six facilities as well as eight of the other facilities. Based upon the issuance of the subpoenas and execution of the search warrants, we concluded that the government had undertaken parallel criminal and civil investigations. We pledged full cooperation to, and have been cooperating fully with, the government.
In September 2010 our board of directors appointed a special committee consisting solely of independent directors to advance discussions with the DOJ regarding its investigation. The special committee retained independent counsel, and counsel has retained third party consultants, to facilitate its work. The Company and the special committee have continued cooperating with the DOJ, working to provide information necessary to aid the DOJ's investigation and move the matter toward resolution.

In December 2011, independent counsel for our special committee received confirmation that the DOJ has closed its criminal investigation, although as a matter of course the DOJ reserves the right to reopen such inquiries if new facts come to light. In January 2012, the DOJ also indicated that the government would be seeking certain additional information in furtherance of the remaining investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to our independent internal auditors requesting similar information. We are in the process of gathering and producing the records requested of us, and discussions between government representatives and counsel for the special committee are ongoing.

We intend to continue cooperating with the government's representatives to move the matter toward resolution. In addition, we continue to make improvements to our compliance programs and systems. We cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any litigation, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. If any litigation were to proceed, and we are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

We conduct regular internal investigations into the care delivery, recordkeeping and billing processes of our operating subsidiaries. These reviews sometimes detect instances of noncompliance which we attempt to correct, which can decrease our revenue.

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. In the fourth quarter of 2011 we initiated an internal inquiry into possible recordkeeping and related irregularities at one skilled nursing facility, which were detected by our internal compliance team in the course of its ongoing reviews.

We concluded the inquiry in the first quarter of 2012, having identified potential deficiencies in the assessment of and recordkeeping for a small subset of the facility's patients. We also identified and, at the conclusion of the investigation assisted the facility in implementing, targeted improvements in the facility's assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our skilled nursing facilities in these areas. The issues detected appear to be isolated to the one facility, and to one department within that facility. We continue to monitor the measures the facility has implemented for effectiveness, and will perform follow-up reviews to ensure compliance.

Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. In the present matter, although the events leading to the actual and estimated overpayments covered multiple reporting periods, an allocation of the revenue adjustment to the prior periods would not have resulted in a material impact to revenue in any prior period. Therefore, during the quarter ended December 31, 2011, we accrued a revenue adjustment of approximately $0.5 million for the actual and estimated overpayments described above, with a resulting impact to net income of approximately $0.2 million in the quarter. We intend to remit the accrued amount to its Medicare Fiscal Intermediary in the first quarter of 2012.

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

We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non-strategic operations, which would also decrease our revenue.

To date, our revenue growth has been significantly driven by our acquisition of new facilities and businesses. Subject to general market conditions and the availability of essential resources and leadership within our company, we continue to seek both single-and multi-facility acquisition and business acquisition opportunities that are consistent with our geographic, financial and operating objectives.

We face competition for the acquisition of facilities and businesses and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, the purchase price of the facilities, prevailing market conditions, the availability of leadership to manage new facilities and our own willingness to take on new operations, the rate at which we have historically acquired facilities has fluctuated significantly. In the future, we anticipate the rate at which we may acquire facilities will continue to fluctuate, which may affect our revenue.

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

We may not be able to successfully integrate acquired facilities and businesses into our operations, and we may not achieve the benefits we expect from any of our facility acquisitions.

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

During the year ended December 31, 2011, we acquired twenty facilities and three businesses with a total of 2,161 operational beds. During the year ended December 31, 2010, we acquired five facilities and one business with a total of 650 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

The skilled nursing, assisted living, home health and hospice fields are highly competitive, and we expect that these fields may become increasingly competitive in the future. Our skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional multi-facility providers that have substantially greater financial resources to small providers who operate a single nursing facility. We also compete with other skilled nursing and assisted living facilities, and with inpatient rehabilitation facilities, long-term acute care hospitals, home healthcare and other similar services and care alternatives. Increased competition could limit our ability to attract and retain patients, attract and retain skilled personnel, maintain or increase private pay and managed care rates or expand our business.

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

With few exceptions, workers' compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (SIR) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in California, and elected non-subscriber status for workers' compensation in Texas. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

Our self-insurance programs may expose us to significant and unexpected costs and losses.

We have maintained general and professional liability insurance since 2002 and workers' compensation insurance since 2005 through a wholly-owned subsidiary insurance company, Standardbearer Insurance Company, Ltd. (Standardbearer), to insure our SIR and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

The Service Employees International Union has issued in the past, and may again issue in the future, public statements alleging that we or other for-profit skilled nursing operators have engaged in unfair, questionable or illegal practices in various areas, including staffing, patient care, patient evaluation and treatment, billing and other areas and activities related to the industry and our operations. We continue to anticipate similar criticisms, charges and other negative publicity from such sources on a regular basis, particularly in the current political environment and following the recent December 2010 OIG report entitled “Questionable Billing by Skilled Nursing Facilities," described above in "The Office of the Inspector General or other organizations may choose to more closely scrutinize the billing practices of for-profit skilled nursing facilities, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations." Two of our facilities have been listed on the report. Such reports provide unions and their allies with additional opportunities to make negative statements about, and to encourage regulators to seek investigatory and enforcement actions against, the industry in general and non-union operators like us specifically. Although we believe that our operations and business practices substantially conform to applicable laws and regulations, we cannot predict the extent to which we might be subject to adverse publicity or calls for increased regulatory scrutiny from union and union ally sources, or what effect, if any, such negative publicity would have on us, but to the extent they are successful, our revenue may be reduced, our costs may be increased and our profitability and business could be adversely affected.

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

At December 31, 2011, we had $187.9 million of outstanding indebtedness under the Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $129.9 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

We may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, our outstanding credit facilities and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These restrictions and operating covenants include, among other things, requirements with respect to occupancy, debt service coverage, project yield, net leverage ratios, minimum interest coverage ratios and minimum asset coverage ratios. These restrictions may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue.

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

If we decide to expand our presence in the assisted living, home health, hospice or urgent care industries, we would become subject to risks in a market in which we have limited experience.

The majority of our facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living, home health, hospice and urgent care industries or other relevant healthcare service, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operations generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operations. In addition, assisted living and urgent care revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, assisted living, home health, hospice and urgent care are regulated by different agencies, and we have less experience with the agencies that regulate assisted living, home health, hospice and urgent care. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living, home health, hospice and urgent care industries, we might have to adjust part of our existing business model, which could have an adverse effect on our business.

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

The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business, as well as, negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investments.

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

Further, our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Further, on March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012, with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011. However, the application as to how the cash deferral will be applied is still being finalized. The effective date is to be June 1, 2011, or on such other date or dates as may be applicable.

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

Facilities.  As of December 31, 2011, we operated 102 facilities in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, with the operational capacity to serve approximately 11,700 residents. Of the 102 facilities that we operated, we owned 77 facilities and leased 25 facilities pursuant to operating leases, five of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future, which we believe will enable us to better control our occupancy costs over time. We currently do not manage any facilities for third parties and do not actively seek to manage facilities for others, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our facilities at December 31, 2011:

State	Leased without a Purchase Option	Purchase Agreement or Leased with a Purchase Option	Owned	Total Operational Beds
California	1,510	657	1,709	3,876
Arizona	595	—	1,328	1,923
Texas	112	—	2,550	2,662
Utah	108	—	1,256	1,364
Colorado	—	—	463	463
Washington	—	—	274	274
Idaho	—	—	246	246
Nevada	—	—	242	242
Nebraska	—	—	296	296
Iowa	—	—	356	356
Total	2,325	657	8,720	11,702

Skilled nursing	2,325	587	7,040	9,952
Assisted living	—	70	1,192	1,262
Independent living	—	—	488	488
Total	2,325	657	8,720	11,702

Item 3. Legal Proceedings

In March 2007, we learned that the United States Attorney for the Central District of California (DOJ) had commenced an investigation of certain of our facilities and had issued an authorized investigative demand to our bank seeking information pertaining to a total of 18 of our facilities. The DOJ also subsequently served a subpoena on our independent external auditors in 2007, and in 2008 served search warrants and subpoenas on our Service Center and six of our Southern California skilled nursing facilities, seeking specific patient files and other information. Subsequent subpoenas issued to us covered additional documentation from the six facilities as well as eight of the other facilities. Based upon the issuance of the subpoenas and execution of the search warrants, we concluded that the government had undertaken parallel criminal and civil investigations. We pledged full cooperation to, and have been cooperating fully with, the government.
In September 2010 our board of directors appointed a special committee consisting solely of independent directors to advance discussions with the DOJ regarding its investigation. The special committee retained independent counsel, and counsel has retained third party consultants, to facilitate its work. The Company and the special committee have continued cooperating with the DOJ, working to provide information necessary to aid the DOJ's investigation and move the matter toward resolution.

In December 2011, independent counsel for our special committee received confirmation that the DOJ has closed its criminal investigation, although as a matter of course the DOJ reserves the right to reopen such inquiries if new facts come to light. In January 2012, the DOJ also indicated that the government would be seeking certain additional information in furtherance of the remaining investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to our independent internal auditors requesting similar information. We are in the process of gathering and producing the records requested of us, and discussions between government representatives and counsel for the special committee are ongoing.

We intend to continue cooperating with the government's representatives to move the matter toward resolution. In addition, we continue to make improvements to our compliance programs and systems. We cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any litigation, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. If any litigation were to proceed, and we are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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
Certain lawsuits filed on behalf of patients of long-term care facilities for alleged negligence and/or alleged abuses have resulted in large damage awards against other companies, both in and related to our industry. In addition, there has been an increase in the number of class action suits filed against long-term and rehabilitative care companies which have the potential to result in large damage awards and settlements. For example, the State of California has established minimum staffing requirements for facilities operating in the state. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation as established under relevant state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or the possibility of litigation. We are aware of one company in our industry that is subject to a substantial judgment in a class action suit as a result of not complying with minimum staffing laws. A class action suit was previously filed against us in the State of California alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California facilities. In 2007, we settled this class action suit and this settlement was approved by the affected class and the Court. We continue to be subject to similar claims and legal actions, and are currently defending against one such claim venued in Los Angeles Superior Court. In the wake of the substantial judgment awarded by a jury to a group of plaintiffs in a recent case against one of our competitors, we expect that plaintiff's attorneys will become increasingly more aggressive in their pursuit of claims alleging non-compliance with such requirements. We do not believe that the ultimate resolution of any known such action will have a material adverse effect on our business, financial condition, or results of operations. However, if there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.

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

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2011
First Quarter	$32.80	$23.09
Second Quarter	$34.85	$26.09
Third Quarter	$32.65	$19.61
Fourth Quarter	$26.20	$20.46
Fiscal 2010
First Quarter	$18.79	$15.32
Second Quarter	$18.98	$16.51
Third Quarter	$18.85	$15.01
Fourth Quarter	$26.97	$17.47

During fiscal 2011, we declared aggregate cash dividends of $0.225 per share of common stock, for a total of approximately $4.8 million.

As of February 10, 2012, there were approximately 212 holders of record of our common stock.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on November 9, 2007 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 11/9/07 in stock in index, including reinvestment of dividends.
Fiscal year ending December 31.

Comparison of 50 month cumulative total return among The Ensign Group, Inc., NASDAQ Market Index, Skilled Nursing Facilities

	December 31,
	2007	2008	2009	2010	2011
The Ensign Group, Inc.	$89.47	$105.42	$98.09	$160.50	$159.52
NASDAQ Market Index	$101.05	$60.65	$88.16	$104.16	$103.34
Peer Group	$100.09	$68.87	$64.11	$77.59	$60.14

The current composition of SIC Code 8051 - Skilled Nursing Facilities - is as follows:

AdCare Health Systems, Inc., Advocat, Inc., Assisted Living Concepts, Inc., Capital Senior Living Corp., Five Star Quality Care, Inc., National Healthcare Corporation, Sabra Healthcare, Inc., Skilled Healthcare Group, Inc., The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2010
First Quarter	$0.050	$1,037
Second Quarter	$0.050	$1,039
Third Quarter	$0.050	$1,042
Fourth Quarter	$0.055	$1,150
2011
First Quarter	$0.055	$1,157
Second Quarter	$0.055	$1,161
Third Quarter	$0.055	$1,169
Fourth Quarter	$0.060	$1,283

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2011, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The senior credit facility agreement governing our revolving line of credit with a five-bank lending consortium arranged by SunTrust and Wells Fargo restricts our subsidiaries and our ability to pay dividends to stockholders in excess of 20% of consolidated net income, or at all if we receive notice that we are in default under this agreement. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent operating subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. generally accepted accounting principles (GAAP).

Issuer Repurchases of Equity Securities

 Common Stock Repurchase Program. In the fourth quarter of 2011, the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next 12 months.  Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended.

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock. We did not repurchase any of our equity securities during the year ended December 31, 2011, nor issue any securities that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Revenue	$758,277	$649,532	$542,002	$469,372	$411,318
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	600,804	516,668	434,318	376,742	335,014
Facility rent - cost of services	13,725	14,478	14,703	14,932	16,675
General and administrative expense	29,766	26,099	20,767	20,017	15,945
Depreciation and amortization	23,286	16,633	13,276	9,026	6,966
Total expenses	667,581	573,878	483,064	420,717	374,600
Income from operations	90,696	75,654	58,938	48,655	36,718
Other income (expense):
Interest expense	(13,778)	(9,123)	(5,691)	(4,784)	(4,844)
Interest income	249	248	279	1,374	1,558
Other expense, net	(13,529)	(8,875)	(5,412)	(3,410)	(3,286)
Income before provision for income taxes	77,167	66,779	53,526	45,245	33,432
Provision for income taxes	29,492	26,253	21,040	17,736	12,905
Net income	$47,675	$40,526	$32,486	$27,509	$20,527
Net income per share(1):
Basic	$2.27	$1.95	$1.58	$1.34	$1.39
Diluted	$2.21	$1.92	$1.55	$1.33	$1.17
Weighted average common shares outstanding:
Basic	20,967	20,744	20,603	20,520	14,497
Diluted	21,583	21,159	20,925	20,715	17,470
(1) See Note 3 of the Notes to the Consolidated Financial Statements.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,584	$72,088	$38,855	$41,326	$51,732
Working capital	40,252	76,642	45,559	46,811	62,969
Total assets	596,339	479,892	391,348	296,901	267,389
Long-term debt, less current maturities	181,556	139,451	107,401	59,489	60,577
Stockholders' equity	277,485	228,203	187,559	156,021	129,677
Cash dividends declared per common share	$0.225	$0.205	$0.185	$0.165	$0.160

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$113,982	$92,287	$72,214	$57,681	$43,684
EBITDAR(1)	$127,707	$106,765	$86,917	$72,613	$60,359

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

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Statement of Income Data:
Net income	$47,675	$40,526	$32,486	$27,509	$20,527
Interest expense, net	13,529	8,875	5,412	3,410	3,286
Provision for income taxes	29,492	26,253	21,040	17,736	12,905
Depreciation and amortization	23,286	16,633	13,276	9,026	6,966
EBITDA	$113,982	$92,287	$72,214	$57,681	$43,684
Facility rent - cost of services	13,725	14,478	14,703	14,932	16,675
EBITDAR	$127,707	$106,765	$86,917	$72,613	$60,359

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A. - “Risk Factors” and "Cautionary Note Regarding Forward-Looking Statements."

Overview

We are a provider of skilled nursing and rehabilitative care services through the operation of 103 facilities, five home health and three hospice operations located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our facilities provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We recently entered into a joint venture to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of December 31, 2011, we operated 102 facilities, of which we owned 77 and operated an additional 25 facilities under long-term lease arrangements, and had options to purchase for five of those 25 facilities.

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

The following table summarizes our facilities and licensed and independent living beds by ownership status as of December 31, 2011:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	77	5	20	102
Percent of total	75.5%	4.9%	19.6%	100.0%
Operational skilled nursing, assisted living and independent living beds	8,720	657	2,325	11,702
Percent of total	74.5%	5.6%	19.9%	100.0%

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

Recent Developments

On January 10, 2012, we announced a joint venture to develop and operated urgent care facilities and related businesses. The joint venture, Immediate Clinic LLC, will be led by Dr. John Shufeldt, a founder and former Chief Executive Officer of a large privately-owned provider of urgent care and occupational medical services. Immediate Clinic will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Design and construction planning for several new locations is currently underway, and Immediate Clinic is also seeking opportunities to acquire existing urgent care operations across the United States. To date, we have committed $4.0 million to the joint venture and Immediate Clinic expects to open its first facilities within the second quarter of fiscal 2012.

On February 8, 2012 our board of directors increased the number of directors from six directors to seven and, at the recommendation of the nomination and corporate governance committee, the board of directors appointed Daren J. Shaw to fill the newly created vacancy effective March 1, 2012. Mr. Shaw will serve as a Class II Director with a term that is set to expire at the 2012 annual meeting of shareholders, will be eligible to participate in all compensation plans in which non-management directors participate and will enter into our standard indemnification agreement for directors. Mr. Shaw has not yet been appointed to serve on any board committee by the board of directors.

Acquisitions

On February 1, 2012, we acquired an assisted living facility in Nevada for approximately $2.1 million, which was paid in cash. This acquisition added 60 operational assisted living beds to our operation. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.

On February 10, 2012, we acquired a home health operation in Oregon for approximately $0.5 million which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
During the fourth quarter of 2011, we purchased two skilled nursing facilities in California and Nevada, respectively, for approximately $17.0 million, one assisted living facility in Arizona for approximately $3.2 million and one home health operation for approximately $0.2 million in four separate transactions. All fourth quarter acquisitions were paid for in cash. These acquisitions added 148 operational skilled nursing and 93 operational assisted living beds to our operations, while the home health operation acquisition did not impact our overall bed count. We also entered into separate operations transfer agreements with the prior owner as part of each transaction.
During the third quarter of 2011, we purchased nine skilled nursing facilities, of which four also offer assisted living services, and a home health operation in Nebraska and Iowa for $27.6 million in one transaction. In addition, we acquired two skilled nursing facilities in Texas and Utah and one assisted living facility which also offers independent living services in Texas for an aggregate purchase price of $13.6 million in three separate transactions. All third quarter acquisitions were paid for in cash. These acquisitions added 731 operational skilled nursing beds, 142 operational assisted living units and 129 independent living units to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction.

During the second quarter of 2011, we purchased one assisted living facility in Nevada and a home health and hospice operation in Utah for an aggregate purchase price of $8.0 million in two separate transactions. All second quarter acquisitions were paid for in cash. The assisted living facility added 100 operational assisted living and 52 independent living units to our operations, while the home health and hospice operation acquisition did not impact our overall bed count. We also entered into separate operations transfer agreements with the prior owner as part of each transaction.

During the first quarter of 2011, we purchased one skilled nursing facility in Utah, one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas and one assisted living facility in California for approximately $37.1 million in three separate transactions. All first quarter acquisitions were paid for in cash. These acquisitions added an aggregate of 356 operational skilled nursing beds, 250 assisted living units and 160 independent living units to our operations. We also entered into separate operations transfer agreements with the prior tenant as part of each transaction.

During the year ended December 31, 2011, we purchased the underlying assets of five of our skilled nursing facilities in California, Utah and Idaho for an aggregate purchase price of $23.4 million, which was paid in cash. These acquisitions did not impact our operational skilled nursing bed count.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2011	2010	2009
Skilled Mix:
Days	25.5%	25.0%	24.6%
Revenue	51.3%	49.1%	48.2%
Quality Mix:
Days	38.1%	36.7%	37.3%
Revenue	60.1%	57.8%	57.7%

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

The following table summarizes our occupancy statistics for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Occupancy:
Operational beds at end of period	11,702	9,539	8,948
Available patient days	3,945,511	3,389,313	2,965,401
Actual patient days	3,124,724	2,706,543	2,353,087
Occupancy percentage (based on operational beds)	79.2%	79.9%	79.4%

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

	December 31,
	2011		2010		2009
	$	%	$	%	$	%
	(In thousands)
Revenue:
Medicaid - custodial	$277,736	36.6%	$259,711	40.0%	$219,188	40.4%
Medicare	272,283	35.9	219,217	33.7	174,769	32.3
Medicaid - skilled	20,290	2.7	17,573	2.7	12,449	2.3
Total	570,309	75.2	496,501	76.4	406,406	75.0
Managed care	94,266	12.4	84,364	13.0	72,544	13.4
Private and other	93,702	12.4	68,667	10.6	63,052	11.6
Total revenue	$758,277	100.0%	$649,532	100.0%	$542,002	100.0%

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

Revenue from the Medicare and Medicaid programs accounted for 75% and 76% of our revenue for the years ended December 31, 2011 and 2010, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlements. We recorded retroactive adjustments that increased (decreased) revenue by $0.3 million, ($0.1) million and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in revenue from retroactive revenue adjustments in 2011 was partially offset by the item disclosed under Other Matters in Note 17 in Notes to Consolidated Financial Statements. Retroactive revenue adjustments increased revenue by $0.7 million for the year ended December 31, 2011 prior to the item disclosed in Note 17. The decrease in revenue from retroactive revenue adjustments in 2010 is attributable to the repayment of estimated overpayments received at one facility in the second quarter of 2010. Retroactive revenue adjustments increased revenue by $0.3 million for the year ended December 31, 2010 prior to the adjustment noted above.

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

Home Health and Hospice Revenue Recognition

Episodic Based Revenue —Net service revenue is typically recorded on a 60-day episode payment rate. We make adjustments to revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We record an estimate for the impact of such payment adjustments based on its historical experience. In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on days completed of the episode of care.

Non-episodic Based Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable.

Hospice Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. We make adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on its historical experience, which primarily includes historical collection rates on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities.

 Accounts Receivable

 Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. The percentages applied to the aged receivable balances are based on our historical experience and time limits, if any, for managed care, Medicare, Medicaid and other payors. We periodically refine our estimates of the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.

Self-Insurance

We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for us. For claims made after April 1, 2011, the combined self-insured retention was $0.5 million per claim with an aggregate $1.8 million deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1.0 million per occurrence, $3.0 million per facility, with a $10.0 million blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per occurrence and $3.0 million per facility, which is independent of the $10.0 million blanket aggregate applicable to our other 97 facilities.

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

Our operating subsidiaries are self-insured for workers’ compensation liability in California. To protect ourself against loss exposure in California with this policy, we purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.5 million for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, we purchased individual stop-loss coverage that insures individual claims that exceed $0.8 million for each claim. Our operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information.

We provide self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of our employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect ourself against loss exposure with this policy, we purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.3 million for each covered person with an aggregate individual stop loss deductible of approximately $0.1 million.
In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, we recorded an asset and equal liability in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis. Prior to fiscal year 2011, these liabilities were recorded net of anticipated insurance recoveries. See additional discussion in "Adoption of New Accounting Pronouncements" below.

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

When we take uncertain income tax positions that do not meet the recognition criteria, we record a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, we must consider the potential outcomes from a review of the positions by the taxing authorities.
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

Derivatives and Hedging Activities

We evaluate variable and fixed interest rate risk exposure on a routine basis and to the extent we believe that it is appropriate, will offset its variable risk exposure by entering into interest rate swap agreements. It is our policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). We formally designate our interest rate swap agreements as hedges and document all relationships between hedging instruments and hedged items. We formally assess effectiveness of our hedging relationships, both at the hedge inception and on an ongoing basis, then measure and record ineffectiveness. We would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. Our derivative is recorded on the balance sheet at its fair value.

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

In July 2011, the FASB amended its standards on how health care entities present revenue and bad debt expense. Under the new guidance, health care entities are required to present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the statement of income for entities that do not assess a patient's ability to pay prior to rendering services. Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue prior to deciding that collection is reasonably assured. In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data. It will also require disclosure of our policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts). The final consensus will be applied retrospectively effective for interim and annual periods beginning after December 15, 2011. We are evaluating the impact of the final consensus, but believe, if this standard is applicable, the final result will be an equivalent reduction in patient service revenue and cost of services (exclusive of facility rent and depreciation and amortization) for no net impact on the statement of income.

Adoption of New Accounting Pronouncements

In June 2011, the FASB revised the manner in which companies present comprehensive income in their financial statements. The new guidance removed the current option to report other comprehensive income and its components in the statement of changes in equity and instead required presenting in one continuous statement of comprehensive income or two separate but consecutive statements. This revision is effective for our interim and annual periods beginning after December 13, 2011. We adopted this guidance in the fourth quarter of 2011. See Statement of Comprehensive Income in the Financial Statements.

In December 2010, the FASB amended its standards on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. We adopted this amendment during our goodwill impairment analysis in the fourth quarter of the current year. The adoption of this amendment did not have a material effect on our financial statements.

In November 2010, the FASB provided clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. These amendments specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. We adopted these amendments on January 1, 2011, noting they did not have a material impact on our financial statements.
In August 2010, the FASB clarified that health care entities should not net insurance recoveries against related claim liability. Such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. We adopted this guidance during the quarter ended March 31, 2011 with no material effect. See further discussion in Note 2 to the Consolidated Financial Statements under "Self-Insurance."

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	79.2	79.5	80.1
Facility rent - cost of services	1.8	2.2	2.7
General and administrative expense	3.9	4.0	3.8
Depreciation and amortization	3.1	2.6	2.5
Total expenses	88.0	88.3	89.1
Income from operations	12.0	11.7	10.9
Other income (expense):
Interest expense	(1.8)	(1.4)	(1.1)
Interest income	—	—	0.1
Other expense, net	(1.8)	(1.4)	(1.0)
Income before provision for income taxes	10.2	10.3	9.9
Provision for income taxes	3.9	4.1	3.9
Net income	6.3%	6.2%	6.0%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$758,277	$649,532	$108,745	16.7%
Number of facilities at period end	102	82	20	24.4%
Actual patient days	3,124,724	2,706,543	418,181	15.5%
Occupancy percentage — Operational beds	79.2%	79.9%		(0.7)%
Skilled mix by nursing days	25.5%	25.0%		0.5%
Skilled mix by nursing revenue	51.3%	49.1%		2.2%

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$555,894	$522,048	$33,846	6.5%
Number of facilities at period end	60	60	—	—%
Actual patient days	2,090,370	2,091,188	(818)	—%
Occupancy percentage — Operational beds	82.7%	82.5%		0.2%
Skilled mix by nursing days	29.0%	27.9%		1.1%
Skilled mix by nursing revenue	55.5%	52.9%		2.6%

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$111,561	$101,424	$10,137	10.0%
Number of facilities at period end	17	17	—	—%
Actual patient days	511,784	510,243	1,541	0.3%
Occupancy percentage — Operational beds	71.4%	71.2%		0.2%
Skilled mix by nursing days	17.0%	14.5%		2.5%
Skilled mix by nursing revenue	38.4%	32.8%		5.6%

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$90,822	$26,060	$64,762	NM
Number of facilities at period end	25	5	20	NM
Actual patient days	522,570	105,112	417,458	NM
Occupancy percentage — Operational beds	74.7%	75.8%		(1.1)%
Skilled mix by nursing days	15.3%	15.2%		0.1%
Skilled mix by nursing revenue	35.8%	32.0%		3.8%
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2008.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2008 to December 31, 2009.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2010.

Revenue. Revenue increased $108.8 million, or 16.7%, to $758.3 million for the year ended December 31, 2011 compared to $649.5 million for the year ended December 31, 2010. Of the $108.8 million increase, Medicare and managed care revenue increased $63.0 million, or 20.7%, Medicaid revenue increased $18.0 million, or 6.9%, private and other revenue increased $25.0 million, or 36.5% and other skilled revenue increased $2.7 million, or 15.5%. Approximately $64.8 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2010, the Company has acquired 25 facilities, four home health and two hospice operations in eight states.

Revenue generated by Same Facilities increased $33.8 million, or 6.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily due to an increase in skilled mix by nursing days of 1.1%, to 29.0%, which was the result of an increase in Medicare patient days at Same Facilities of 6.3%. In addition, Medicare revenue per patient day increased by 7.5% during the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to higher acuity and rate increases during the first three quarters of the year. The revenue increase at Same Facilities occurred despite a minor decrease in patient days, due primarily to significant renovations at four facilities which temporarily removed operational beds from service that were completed in the fourth quarter of 2011.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2011	2010	2011	2010	2011	2010	2011	2010	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$620.10	$573.50	$522.46	$465.03	$489.19	$434.48	$595.30	$553.61	7.5%
Managed care	365.94	346.66	424.97	412.45	392.56	363.74	372.41	351.11	6.1%
Other skilled	565.58	546.35	545.72	550.00	570.60	625.23	564.60	548.94	2.9%
Total skilled revenue	521.81	483.18	493.67	453.47	480.28	437.16	515.90	478.92	7.7%
Medicaid	168.04	163.96	159.90	154.38	154.32	165.67	165.11	162.00	1.9%
Private and other payors	188.83	184.32	173.90	172.54	160.23	166.24	179.42	180.72	(0.7)%
Total skilled nursing	$272.87	$255.36	$218.55	$200.22	$205.95	$206.88	$256.34	$243.26	5.4%

Medicare daily rates increased by 7.5%, due to rate increases during the first three quarters of the year and increased acuity levels throughout the year. The above results include the impact of the implementation of RUGS IV on revenue reimbursement and related concurrent therapy changes included in MDS 3.0. In addition, the 2011 results include the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented on October 1, 2011. The average Medicaid rate increased 1.9% for the year ended December 31, 2011 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, partially offset by decreases in other states. In addition, we have experienced continued growth in our managed care rates as we have and will continue to enhance our relationships with these organizations to appropriately service resident needs in their respective communities.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Revenue:
Medicare	37.3%	34.6%	27.3%	26.2%	31.4%	24.0%	35.3%	33.0%
Managed care	14.5	14.8	10.0	6.6	3.3	4.5	12.9	13.2
Other skilled	3.7	3.5	1.1	—	1.1	3.5	3.1	2.9
Skilled mix	55.5	52.9	38.4	32.8	35.8	32.0	51.3	49.1
Private and other payors	7.0	7.9	10.9	11.9	21.3	14.0	8.8	8.7
Quality mix	62.5	60.8	49.3	44.7	57.1	46.0	60.1	57.8
Medicaid	37.5	39.2	50.7	55.3	42.9	54.0	39.9	42.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Percentage of Skilled Nursing Days:
Medicare	16.4%	15.4%	11.4%	11.3%	13.2%	11.4%	15.2%	14.5%
Managed care	10.8	10.9	5.1	3.2	1.7	2.6	8.9	9.2
Other skilled	1.8	1.6	0.5	—	0.4	1.2	1.4	1.3
Skilled mix	29.0	27.9	17.0	14.5	15.3	15.2	25.5	25.0
Private and other payors	10.2	11.0	13.7	13.8	27.4	17.4	12.6	11.7
Quality mix	39.2	38.9	30.7	28.3	42.7	32.6	38.1	36.7
Medicaid	60.8	61.1	69.3	71.7	57.3	67.4	61.9	63.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $84.1 million, or 16.3%, to $600.8 million for the year ended December 31, 2011 compared to $516.7 million for the year ended December 31, 2010. Of the $84.1 million increase, Same Facilities increased $26.3 million, or 6.4% and Recently Acquired Facilities increased $51.0 million. The $26.3 million increase in Same Facility cost of services was primarily due to a $8.1 million increase in salaries and benefits, a $7.9 million increase in ancillary expenses and a $2.9 million increase in insurance costs. The increase in salaries and benefits was primarily due to increases in nursing wages and benefits due to increased services provided at Same Facilities. The increase in ancillary expenses was primarily due to increased therapy wages. The increase in insurance was primarily due to increased general and professional liability costs. Cost of services decreased as a percent of total revenue to 79.2% for the year ended December 31, 2011 as compared to 79.5% for the year ended December 31, 2010.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.8 million, or 5.2%, to $13.7 million for the year ended December 31, 2011 compared to $14.5 million for the year ended December 31, 2010. Facility rent-cost of services decreased as a percent of total revenue to 1.8% for the year ended December 31, 2011 as compared to 2.2% for the year ended December 31, 2010. The decrease in facility rent is due to our purchase of the underlying assets of five of our skilled nursing facilities in California, Utah and Idaho, which we previously operated under long-term lease agreements, partially offset by normal annual increases in rent at leased facilities.

General and Administrative Expense. General and administrative expense increased $3.7 million, or 14.1%, to $29.8 million for the year ended December 31, 2011 compared to $26.1 million for the year ended December 31, 2010. General and administrative expenses decreased as a percent of total revenue to 3.9% for the year ended December 31, 2011 as compared to 4.0% for the year ended December 31, 2010. The $3.7 million increase was primarily due to increases in wages and benefits due to our growth and improved financial performance and increased legal fees associated with the ongoing investigation into the billing and reimbursement processes of some of our subsidiaries being conducted by the Department of Justice (DOJ).
Depreciation and Amortization. Depreciation and amortization expense increased $6.7 million, or 40.0%, to $23.3 million for the year ended December 31, 2011 compared to $16.6 million for the year ended December 31, 2010. Depreciation and amortization expense increased as a percent of total revenue to 3.1% for the year ended December 31, 2011 as compared to 2.6% for the year ended December 31, 2010. This increase was primarily related to the additional depreciation of $3.4 million at Recently Acquired Facilities, as well as increases of $2.2 million and $1.1 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying asset of five of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $3.4 million increase at Recently Acquired Facilities, $1.0 million represented amortization expense of patient base intangible assets which are amortized over four to twelve months.
Other Income (Expense). Other expense, net increased $4.6 million, or 52.4%, to $13.5 million for the year ended December 31, 2011 compared to $8.9 million for the year ended December 31, 2010. Other expense, net increased as a percent of total revenue to 1.8% for the year ended December 31, 2011 as compared to 1.4% for the year ended December 31, 2010. This increase was primarily the result of increased interest expense due to the additional capacity of the new Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility) and a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note (described below) and exiting our revolving credit facility. See further discussion of the Facility in Liquidity and Capital Resources section below. In addition, the increase in interest expense was a result of the additional $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan) on December 31, 2010.
Provision for Income Taxes. Provision for income taxes increased $3.2 million, or 12.3%, to $29.5 million for the year ended December 31, 2011 compared to $26.3 million for the year ended December 31, 2010. This increase resulted from the increase in income before income taxes of $10.4 million, or 15.6%. Our effective tax rate was 38.2% for the year ended December 31, 2011 as compared to 39.3% for the year ended December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Total Facility Results:
Revenue	$649,532	$542,002	$107,530	19.8%
Number of facilities at period end	82	77	5	6.5%
Actual patient days	2,706,543	2,353,087	353,456	15.0%
Occupancy percentage - Operational beds	79.9%	79.4%		0.5%
Skilled mix by nursing days	25.0%	24.6%		0.4%
Skilled mix by nursing revenue	49.1%	48.2%		0.9%

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Same Facility Results(1):
Revenue	$497,274	$468,032	$29,242	6.2%
Number of facilities at period end(1)	56	56	—	—%
Actual patient days	1,971,860	1,980,008	(8,148)	(0.4)%
Occupancy percentage - Operational beds	83.1%	81.7%		1.4%
Skilled mix by nursing days	28.6%	26.6%		2.0%
Skilled mix by nursing revenue	53.5%	50.6%		2.9%

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Transitioning Facility Results(2) :
Revenue	$35,830	$33,305	$2,525	7.6%
Number of facilities at period end	6	6	—	—%
Actual patient days	167,245	162,250	4,995	3.1%
Occupancy percentage - Operational beds	71.9%	69.8%		2.1%
Skilled mix by nursing days	19.1%	18.1%		1.0%
Skilled mix by nursing revenue	41.5%	41.2%		0.3%

	Years Ended
	December 31,
	2010	2009	Change	% Change
	(Dollars in thousands)
Recently Acquired Facility Results(3):
Revenue	$116,428	$40,665	$75,763	NM
Number of facilities at period end	20	15	5	NM
Actual patient days	567,438	210,829	356,609	NM
Occupancy percentage - Operational beds	72.5%	68.1%		4.4%
Skilled mix by nursing days	13.8%	11.2%		2.6%
Skilled mix by nursing revenue	31.5%	25.2%		6.3%

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

Revenue. Revenue increased $107.5 million, or 19.8%, to $649.5 million for the year ended December 31, 2010 compared to $542.0 million for the year ended December 31, 2009. Of the $107.5 million increase, Medicare and managed care revenue increased $55.8 million, or 22.5%, Medicaid revenue increased $40.5 million, or 18.5%, other skilled revenue increased $5.2 million, or 41.9%, and private and other revenue increased $6.2 million, or 9.9%. Approximately $75.8 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. Since January 1, 2009, the Company has acquired twenty facilities and one home health and hospice operation in six states.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Revenue:
Medicare	34.9%	33.0%	27.6%	30.7%	25.7%	21.4%	33.0	32.0%
Managed care	14.9	14.8	13.9	10.5	5.1	3.8	13.2	13.7
Other skilled	3.7	2.8	—	—	0.7	—	2.9	2.5
Skilled mix	53.5	50.6	41.5	41.2	31.5	25.2	49.1	48.2
Private and other payors	7.4	8.1	15.4	16.0	12.4	20.5	8.7	9.5
Quality mix	60.9	58.7	56.9	57.2	43.9	45.7	57.8	57.7
Medicaid	39.2	41.3	43.1	42.8	56.1	54.3	42.2	42.3
Total skilled nursing	100.1%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Percentage of Skilled Nursing Days:
Medicare	15.6%	14.7%	11.7%	13.1%	11.1%	9.3%	14.5%	14.1%
Managed care	11.2	10.7	7.3	5.0	2.5	1.9	9.2	9.5
Other skilled	1.8	1.2	—	—	0.2	—	1.3	1.0
Skilled mix	28.6	26.6	19.0	18.1	13.8	11.2	25.0	24.6
Private and other payors	10.1	10.9	21.3	22.7	15.6	21.5	11.7	12.7
Quality mix	38.7	37.5	40.3	40.8	29.4	32.7	36.7	37.3
Medicaid	61.3	62.5	59.7	59.2	70.6	67.3	63.3	62.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Liquidity and Capital Resources

 Our primary sources of liquidity have historically been derived from our cash flow from operations, proceeds from our IPO, long term debt secured by our real property and our revolving credit facilities.

Since 2004, we have financed the majority of our facility acquisitions primarily through leveraging mortgages on existing facilities, cash generated from operations or proceeds from the IPO. Cash paid for business acquisitions was $106.7 million, $21.1 million and $61.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash paid for asset acquisitions was $23.4 million for the year ended December 31, 2011. There were no asset acquisitions executed in 2010 or 2009. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Leases are included in the contractual obligations section below. Total capital expenditures for property and equipment were $40.8 million, $28.8 million, and $21.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. We currently have $33.0 million budgeted for capital expenditure projects in 2012.

We believe our current cash balances, our cash flow from operations and the $75.0 million revolving credit facility portion of our senior credit facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility) will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2011 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of December 31, 2011, we held debt security investments of approximately $16.5 million, of which $10.1 million are AAA rated and backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $6.4 million debt security investments are AA rated. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$72,687	$60,501	$46,271
Net cash used in investing activities	(156,052)	(57,186)	(80,469)
Net cash provided by financing activities	40,861	29,918	31,727
Net increase (decrease) in cash and cash equivalents	(42,504)	33,233	(2,471)
Cash and cash equivalents at beginning of period	72,088	38,855	41,326
Cash and cash equivalents at end of period	29,584	72,088	38,855

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operations for the year ended December 31, 2011 was $72.7 million compared to $60.5 million for the year ended December 31, 2010, an increase of $12.2 million. This increase was primarily due to our improved operating results, which contributed $85.3 million in 2011 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, impairment charges, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $64.7 million for 2010, an increase of $20.6 million. This increase was partially offset by an increase in outstanding accounts receivable of $11.7 million.

Net cash used in investing activities for the year ended December 31, 2011 was $156.1 million compared to $57.2 million for the year ended December 31, 2010, an increase of $98.9 million. The increase was primarily the result of $156.7 million in cash paid for business acquisitions, asset acquisitions and purchased property and equipment in the year ended December 31, 2011 compared to $56.7 million in the year ended December 31, 2010, an increase of $100.0 million.

Net cash provided by financing activities for the year ended December 31, 2011 was $40.9 million as compared to $29.9 million for the year ended December 31, 2010, an increase of $11.0 million. This increase was primarily the result of the receipt of proceeds from the issuance of debt of $90.0 million during the year ended December 31, 2011, as compared to $35.0 million in 2010, an increase of $55.0 million. This increase was partially offset by the repayment of the Six Project Loan portion of the Amended Term Loan and other long term debt principal repayments of $46.3 million as compared to $2.1 million during the year ended December 31, 2010, an increase of $44.2 million.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operations for the year ended December 31, 2010 was $60.5 million compared to $46.3 million for the year ended December 31, 2009, an increase of $ 14.2 million. This increase was primarily due to our improved operating results, which contributed $64.7 million in 2010 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, impairment charges, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $52.2 million for 2009, an increase of $12.5 million.

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

Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations outstanding as of December 31, 2008, 2009, 2010 and 2011 were as follows:

	December 31,
	2008	2009	2010	2011
	(in thousands)
Senior Credit Facility	$—	$—	$—	$88,125
Ten Project Note	54,102	53,200	52,229	51,185
Six Project Loan	—	39,970	39,495	—
Mortgage Loan and Promissory Notes	6,449	15,064	49,744	48,560
Bond payable	—	1,232	1,038	—
Total	$60,551	$109,466	$142,506	$187,870

The following table represents the Company's cumulative facility growth from 2008 to the present:

	December 31,
	2008	2009	2010	2011
Cumulative number of facilities	63	77	82	102

Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, we entered into the Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance to be due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at our option of, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the plan) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the Facility agreement. In connection with the Facility, we incurred financing costs of approximately $2.5 million. Further, we incurred a one-time charge of $2.5 million in termination and early extinguishment fees in connection with exiting the Six Project Loan (described below) which was recognized in the third quarter of 2011. In addition, we have a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on our leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Facility. See further details of the interest rate swap at Note 4 in Notes to Consolidated Financial Statements, Fair Value Measurements.

Among other things, under the Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of December 31, 2011, we were in compliance with all loan covenants.

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
Term Loan with General Electric Capital Corporation

On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement, with GECC, which consists of an approximately $55.7 million multiple-advance term loan, further referred to as the Ten Project Note. The Ten Project Note matures in June 2016, and is currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries. The Ten Project Note was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum.

Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2011, we were in compliance with all loan covenants.

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

Among other things, under the RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield . The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. As of December 31, 2011, we were in compliance with all loan covenants.

As of December 31, 2011, our subsidiaries had $34.1 million outstanding on the RBS Loan.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of December 31, 2011, our subsidiaries had $9.5 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of December 31, 2011, the balance outstanding on this mortgage loan was approximately $5.9 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Contractual Obligations, Commitments and Contingencies

Our principal contractual obligations and commitments as of December 31, 2011 were as follows:

	2012	2013	2014	2015	2016	Thereafter	Other	Total
				(In thousands)
Operating lease obligations	$13,298	$13,506	$13,422	$13,333	$13,320	$62,993	$—	$129,872
Long-term debt obligations	6,314	6,521	6,713	6,919	106,175	56,172	—	188,814
Interest payments on long-term debt	9,831	9,506	9,147	8,780	5,895	5,095	—	48,254
FIN 48 obligations, including interest and penalties	—	—	—	—	—	—	2	2
Total	$29,443	$29,533	$29,282	$29,032	$125,390	$124,260	$2	$366,942

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker's compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this annual report.

We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease equipment under operating leases, the majority of which have initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $14.2 million, $14.9 million and $15.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In March 2007, we learned that the United States Attorney for the Central District of California (DOJ) had commenced an investigation of certain of our facilities and had issued an authorized investigative demand to our bank seeking information pertaining to a total of 18 of our facilities. The DOJ also subsequently served a subpoena on our independent external auditors in 2007, and in 2008 served search warrants and subpoenas on our Service Center and six of our Southern California skilled nursing facilities, seeking specific patient files and other information. Subsequent subpoenas issued to us covered additional documentation from the six facilities as well as eight of the other facilities. Based upon the issuance of the subpoenas and execution of the search warrants, we concluded that the government had undertaken parallel criminal and civil investigations. We pledged full cooperation to, and have been cooperating fully with, the government.
In September 2010 our board of directors appointed a special committee consisting solely of independent directors to advance discussions with the DOJ regarding its investigation. The special committee retained independent counsel, and counsel has retained third party consultants, to facilitate its work. The Company and the special committee have continued cooperating with the DOJ, working to provide information necessary to aid the DOJ's investigation and move the matter toward resolution.

In December 2011, independent counsel for our special committee received confirmation that the DOJ has closed its criminal investigation, although as a matter of course the DOJ reserves the right to reopen such inquiries if new facts come to light. In January 2012, the DOJ also indicated that the government would be seeking certain additional information in furtherance of the remaining investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to our independent internal auditors requesting similar information. We are in the process of gathering and producing the records requested of us, and discussions between government representatives and counsel for the special committee are ongoing.

We intend to continue cooperating with the government's representatives to move the matter toward resolution. In addition, we continue to make improvements to our compliance programs and systems. We cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any litigation, nor can we estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. If any litigation were to proceed, and we are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. In the fourth quarter of 2011 we initiated an internal inquiry into possible recordkeeping and related irregularities at one skilled nursing facility, which were detected by our internal compliance team in the course of its ongoing reviews.

We concluded the inquiry in the first quarter of 2012, having identified potential deficiencies in the assessment of and recordkeeping for a small subset of the facility's patients. We also identified and, at the conclusion of the investigation assisted the facility in implementing, targeted improvements in the facility's assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our skilled nursing facilities in these areas. The issues detected appear to be isolated to the one facility, and to one department within that facility. We continue to monitor the measures the facility has implemented for effectiveness, and will perform follow-up reviews to ensure compliance.

Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. In the present matter, although the events leading to the actual and estimated overpayments covered multiple reporting periods, an allocation of the revenue adjustment to the prior periods would not have resulted in a material impact to revenue in any prior period. Therefore, during the quarter ended December 31, 2011, we accrued a revenue adjustment of approximately $0.5 million for the actual and estimated overpayments described above, with a resulting impact to net income of approximately $0.2 million in the quarter. We intend to remit the accrued amount to its Medicare Fiscal Intermediary in the first quarter of 2012.

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

Off-Balance Sheet and Other Arrangements

As of December 31, 2011 and 2010, we had approximately $2.5 million and $2.4 million of borrowing capacity on the Revolver pledged as collateral to secure outstanding letters of credit, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate changes in connection with the revolving credit facility portion of the Facility, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Facility is available and could be used for short-term borrowing purposes. As of December 31, 2011, we had outstanding borrowings under the revolving credit facility portion of the Facility of $15.0 million.

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

Our cash and cash equivalents as of December 31, 2011 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of December 31, 2011, we held debt security investments of approximately $16.5 million, of which $10.1 million are AAA rated and backed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $6.4 million debt security investments are AA rated. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2011, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two year period ended December 31, 2011. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(In thousands, except per share data)
Revenue	$192,662	$196,346	$186,326	$182,943	$172,757	$164,653	$157,948	$154,174
Cost of services (exclusive of facility rent and depreciation and amortization)	156,287	155,725	145,637	143,155	136,217	131,460	125,808	123,183
Total expenses	173,712	172,430	162,208	159,231	151,473	146,064	139,854	136,487
Income from operations	18,950	23,916	24,118	23,712	21,284	18,589	18,094	17,687
Net income	$10,355	$11,598	$12,976	$12,746	$11,672	$9,887	$9,619	$9,348
Net income per share:
Basic	$0.49	$0.55	$0.62	$0.61	$0.56	$0.48	$0.46	$0.45
Diluted	$0.48	$0.54	$0.60	$0.59	$0.55	$0.47	$0.46	$0.44
Weighted average common shares outstanding:
Basic	21,109	20,995	20,909	20,854	20,791	20,756	20,741	20,686
Diluted	21,621	21,570	21,579	21,516	21,275	21,147	21,126	21,074

The additional information required by this Item 8 is incorporated herein by reference to the financial statements set forth in Item 15 of this report, Exhibits, Financial Statement and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 15, 2012 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 15, 2012

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2012 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 11. Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2012 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2012 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2012 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011.

Item 14. Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2012 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011.

PART IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

(a) (3) Exhibits:  An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2012

The Ensign Group, Inc.

By: /s/ Christopher R. Christensen
Christopher R. Christensen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 15, 2012
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 15, 2012
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 15, 2012
Roy E. Christensen

/s/ ANTOINETTE T. HUBENETTE	Director	February 15, 2012
Antoinette T. Hubenette

/s/ VAN R. JOHNSON	Director	February 15, 2012
Van R. Johnson

/s/ THOMAS A. MALOOF	Director	February 15, 2012
Thomas A. Maloof

/s/ JOHN G. NACKEL	Director	February 15, 2012
John G. Nackel

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 15, 2012

THE ENSIGN GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$29,584	$72,088
Accounts receivable - net of allowance for doubtful accounts of $12,782 and $9,793 at December 31, 2011 and 2010, respectively	86,311	69,437
Prepaid income taxes	5,882	1,333
Prepaid expenses and other current assets	7,667	7,175
Deferred tax asset - current	11,195	9,975
Total current assets	140,639	160,008
Property and equipment, net	403,862	262,527
Insurance subsidiary deposits and investments	16,752	16,358
Escrow deposits	175	14,422
Deferred tax asset	3,514	4,987
Restricted and other assets	10,418	6,509
Intangible assets, net	2,321	4,070
Goodwill	17,177	10,339
Other indefinite-lived intangibles	1,481	672
Total assets	$596,339	$479,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,169	$17,897
Accrued wages and related liabilities	41,958	37,377
Accrued self-insurance liabilities - current	12,369	11,480
Other accrued liabilities	18,577	13,557
Current maturities of long-term debt	6,314	3,055
Total current liabilities	100,387	83,366
Long-term debt - less current maturities	181,556	139,451
Accrued self-insurance liabilities - less current portion	31,904	25,920
Fair value of interest rate swap	2,143	—
Deferred rent and other long-term liabilities	2,864	2,952
Commitments and contingencies (Notes 13, 15 and 17)
Stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,575 and 21,179 shares issued and outstanding at December 31, 2011, respectively, and 21,397 and 20,815 shares issued and outstanding at December 31, 2010, respectively.	22	21
Additional paid-in capital	77,257	70,814
Retained earnings	204,073	161,168
Common stock in treasury, at cost, 396 and 582 shares at December 31, 2011 and 2010, respectively	(2,559)	(3,800)
Accumulated other comprehensive loss	(1,308)	—
Total stockholders' equity	277,485	228,203
Total liabilities and stockholders' equity	$596,339	$479,892

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenue	$758,277	$649,532	$542,002
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	600,804	516,668	434,318
Facility rent - cost of services	13,725	14,478	14,703
General and administrative expense	29,766	26,099	20,767
Depreciation and amortization	23,286	16,633	13,276
Total expenses	667,581	573,878	483,064
Income from operations	90,696	75,654	58,938
Other income (expense):
Interest expense	(13,778)	(9,123)	(5,691)
Interest income	249	248	279
Other expense, net	(13,529)	(8,875)	(5,412)
Income before provision for income taxes	77,167	66,779	53,526
Provision for income taxes	29,492	26,253	21,040
Net income	$47,675	$40,526	$32,486
Net income per share:
Basic	$2.27	$1.95	$1.58
Diluted	$2.21	$1.92	$1.55
Weighted average common shares outstanding:
Basic	20,967	20,744	20,603
Diluted	21,583	21,159	20,925

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$47,675	$40,526	$32,486
Other comprehensive loss, net of tax:
Net unrealized loss on interest rate swap, net of tax of $835, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.	(1,308)	—	—
Comprehensive income	$46,367	$40,526	$32,486

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock		Accumulated Other
	Shares	Amount	Capital	Earnings	Shares	Amount	Comprehensive Loss	Total
	(In thousands)
Balance - January 1, 2009	20,564	$21	$64,110	$96,237	672	$(4,347)	—	$156,021
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	78	—	253	—	(34)	210	—	463
Dividends declared	—	—	—	(3,813)	—	—	—	(3,813)
Employee stock award compensation	—	—	2,330	—	—	—	—	2,330
Excess tax benefit from exercise of stock options	—	—	72	—	—	—	—	72
Net income	—	—	—	32,486	—	—	—	32,486
Balance - December 31, 2009	20,642	21	66,765	124,910	638	(4,137)	—	187,559
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	173	—	626	—	(56)	337	—	963
Dividends declared	—	—	—	(4,268)	—	—	—	(4,268)
Employee stock award compensation	—	—	2,904	—	—	—	—	2,904
Excess tax benefit from exercise of stock options	—	—	519	—	—	—	—	519
Net income	—	—	—	40,526	—	—	—	40,526
Balance - December 31, 2010	20,815	21	70,814	161,168	582	(3,800)	—	228,203
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	344	1	1,607	—	(186)	1,241	—	2,849
Issuance of restricted stock to employees	20	—	—	—	—	—	—	—
Dividends declared	—	—	—	(4,770)	—	—	—	(4,770)
Employee stock award compensation	—	—	3,356	—	—	—	—	3,356
Excess tax benefit from exercise of stock options	—	—	1,480	—	—	—	—	1,480
Net income	—	—	—	47,675	—	—	—	47,675
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,308)	(1,308)
Balance - December 31, 2011	21,179	$22	$77,257	$204,073	396	$(2,559)	(1,308)	$277,485

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$47,675	$40,526	$32,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,286	16,633	13,276
Goodwill impairment (Note 9)	—	185	—
Amortization of deferred financing fees	717	644	278
Deferred income taxes	1,090	(2,574)	(711)
Provision for doubtful accounts	7,921	6,312	4,556
Stock-based compensation	3,356	2,904	2,330
Excess tax benefit from share based compensation	(1,480)	(519)	(72)
Impairment of software development costs	—	188	—
Loss on extinguishment of debt	2,542	—	—
Loss on disposition of property and equipment	190	403	71
Change in operating assets and liabilities
Accounts receivable	(24,795)	(13,143)	(17,974)
Prepaid income taxes	(4,549)	(91)	(1,242)
Prepaid expenses and other current assets	(491)	(677)	(1,806)
Insurance subsidiary deposits and investments	(394)	(2,548)	(2,065)
Accounts payable	2,701	(310)	2,816
Accrued wages and related liabilities	4,581	8,621	3,367
Other accrued liabilities	6,367	(1,440)	4,439
Accrued self-insurance liabilities	4,059	5,230	5,852
Deferred rent liability	(89)	157	670
Net cash provided by operating activities	72,687	60,501	46,271

Cash flows from investing activities:
Purchase of property and equipment	(40,773)	(28,722)	(21,877)
Cash payment for business acquisitions	(106,747)	(21,100)	(61,301)
Cash payment for asset acquisitions	(23,385)	—	—
Escrow deposits for acquisitions	(175)	(14,422)	(7,595)
Escrow deposits used to fund business acquisitions	14,422	7,595	10,090
Cash proceeds from the sale of fixed assets	766	112	103
Restricted and other assets	(160)	(649)	111
Net cash used in investing activities	(156,052)	(57,186)	(80,469)

Cash flows from financing activities:
Proceeds from issuance of debt	90,000	35,000	40,000
Payments on long term debt	(46,259)	(2,082)	(1,161)
Issuance of treasury stock upon exercise of options	1,241	337	210
Issuance of common stock upon exercise of options	1,607	626	254
Dividends paid	(4,637)	(4,149)	(3,707)
Principal payments under capital lease obligation	—	—	(2,971)
Excess tax benefit from share based compensation	1,480	519	72
Payments of deferred financing costs	(2,571)	(333)	(970)
Net cash provided by financing activities	40,861	29,918	31,727
Net increase (decrease) in cash and cash equivalents	(42,504)	33,233	(2,471)
Cash and cash equivalents beginning of year	72,088	38,855	41,326
Cash and cash equivalents end of year	$29,584	$72,088	$38,855

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	13,871	9,136	5,278
Income taxes	31,602	28,540	24,976

Non-cash investing and financing activities:
Capital lease obligation	—	—	197
Accrued capital expenditures	571	2,819	—
Fair value of interest rate swap charged to other comprehensive income	(1,308)	—	—

In conjunction with acquisitions:
Fair value of assets acquired	106,747	21,100	71,346
Less: debt assumed in connection with acquisitions	—	—	(10,045)
Cash paid for acquisitions	106,747	21,100	61,301

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1.	Description of Business

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 102 facilities, four home health and three hospice operations as of December 31, 2011, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The Company's facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company recently entered into a joint venture to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. The Company's facilities have a collective capacity of approximately 11,700 operational skilled nursing, assisted living and independent living beds. As of December 31, 2011, the Company owned 77 of its 102 facilities and operated an additional 25 facilities through long-term lease arrangements, and had options to purchase five of those 25 facilities.

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

Estimates and Assumptions — The preparation of Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, interest rate swaps, and income taxes. Actual results could differ from those estimates.

Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, home health, hospice, and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reportable segment.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, interest rate swap agreements, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments below.

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

Revenue from the Medicare and Medicaid programs accounted for 75.2%, 76.4% and 75.0% of the Company’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments that increased (decreased) revenue by $321, $(55) and $241 for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in revenue from retroactive revenue adjustments in 2011 was partially offset by the item disclosed under Other Matters in Note 17 below. Retroactive revenue adjustments increased revenue by $721 for the year ended December 31, 2011 prior to the item disclosed in Note 17. The decrease in revenue from retroactive revenue adjustments in 2010 is attributable to the repayment of estimated overpayments received at one facility in the second quarter of 2010. Retroactive revenue adjustments increased revenue by $299 for the year ended December 31, 2010 prior to the adjustment noted above.

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

Hospice Revenue — Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. The Company makes adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company estimates the impact of these adjustments based on its historical experience, which primarily includes historical collection rates on Medicare claims, and records it during the period services are

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rendered as an estimated revenue adjustment and as a reduction to its outstanding patient accounts receivable. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases other accrued liabilities.

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

Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as long-term assets. Insurance subsidiary deposits and investments classified as long-term were $16,752 and $16,358 as of December 31, 2011 and 2010, respectively. The majority of these deposits and investments are currently held in two separate AAA rated and two separate AA rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution.

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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the years ended December 31, 2011, 2010 or 2009.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company had not recorded any charges to goodwill impairment prior to 2010. In 2010 the Company recorded an impairment charge on one facility of $185. The Company did not record any goodwill impairment charges during the year ended December 31, 2011.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Rent  — Deferred rent represents rental expense determined on a straight-line basis over the life of the related lease; in excess of actual rent payments.

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2011, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 97 facilities.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying Consolidated Balance Sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis.
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
In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, the Company has recorded an asset and equal liability of $2,814 at December 31, 2011, in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis. Prior to fiscal year 2011, these liabilities were recorded net of anticipated insurance recoveries. See additional discussion in "Adoption of New Accounting Pronouncements" below.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company takes uncertain income tax positions that do not meet the recognition criteria, it records a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, the Company must consider the potential outcomes from a review of the positions by the taxing authorities.
In determining the need for a valuation allowance or the need for and magnitude of liabilities for uncertain tax positions, the Company makes certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in certain fields. Due to certain risks associated with the Company’s estimates and assumptions, actual results could differ.
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

Derivatives and Hedging Activities — The Company evaluates variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset its variable risk exposure by entering into interest rate swap agreements. It is the Company's policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). The Company formally designates its interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivative is recorded on the balance sheet at its fair value.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Pronouncements — In June 2011, the FASB revised the manner in which companies present comprehensive income in their financial statements. The new guidance removed the current option to report other comprehensive income and its components in the statement of changes in equity and instead required presenting in one continuous statement of comprehensive income or two separate but consecutive statements. This revision is effective for the Company's interim and annual periods beginning after December 13, 2011. The Company adopted this guidance in the fourth quarter of 2011. See Consolidated Statement of Comprehensive Income.
In December 2010, the FASB amended its standards on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. The Company adopted this amendment during its goodwill impairment analysis in the fourth quarter of the current year. The adoption of this amendment did not have a material effect on its financial statements.

In November 2010, the FASB provided clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. These amendments specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. The Company adopted these amendments on January 1, 2011. See further discussion in Note 7 to the Consolidated Financial Statements.
In August 2010, the FASB clarified that health care entities should not net insurance recoveries against related claim liability. Such entities should determine the claim liability without considering insurance recoveries. Further, it was determined a cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying these amendments. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company adopted this guidance during the quarter ended March 31, 2011 without material effect. See further discussion in Note 2 to the Consolidated Financial Statements under "Self-Insurance."

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$47,675	$40,526	$32,486
Denominator:
Weighted average shares outstanding for basic net income per share	20,967	20,744	20,603
Basic net income per common share	$2.27	$1.95	$1.58

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$47,675	$40,526	$32,486
Denominator:
Weighted average common shares outstanding	20,967	20,744	20,603
Plus: incremental shares from assumed conversions(1)	616	415	322
Adjusted weighted average common shares outstanding	21,583	21,159	20,925
Diluted net income per common share	$2.21	$1.92	$1.55

(1)
In addition, for the years ended December 31, 2011, 2010 and 2009 the Company had 97, 635 and 869 options outstanding which are anti-dilutive, or would reduce the amount of incremental shares from assumed conversion, and are therefore not factored into the weighted average common shares amount above.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as observable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31,
	2011			2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$29,584	$—	$—	$72,088	$—	$—
Interest rate swap	$—	$2,143	$—	$—	$—	$—

Our non-financial assets, which include, long-lived assets, including goodwill, intangible assets and property and equipment are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 2 for further discussion of our significant accounting policies.

Debt Security Investments - Held to Maturity

At December 31, 2011 and 2010, the Company had approximately $16,466 and $12,116 in debt security investments which were held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at December 31, 2011, approximately $10,140 is held in AAA rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program and $6,326 is held in AA rated debt securities. These debt securities mature from June 2012 to October 2013. At December 31, 2010, $8,116 was held in AAA rated debt security investments guaranteed by the FDIC under the Temporary Liquidity Guarantee Program and the remaining $4,000 was held in AAA rated debt security investments backed by the FDIC.

Interest Rate Swap Agreement

In connection with Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedges was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid (received) under the swap was $471 for the year ended December 31, 2011. In addition, based on the December 31, 2011 interest rate swap valuation, the Company expects to record swap interest expense of $827 during the year ended December 31, 2012.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded other comprehensive losses for the year ended December 31, 2011 of $2,143, net of tax of $835, or $1,308 in accumulated other comprehensive loss in stockholders' equity. As the swap was entered into in the third quarter of the current year, no comparable amount was recorded in the prior year. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

5.	Revenue and Accounts Receivable

Revenue for the years ended December 31, 2011, 2010 and 2009 is summarized in the following tables:

	December 31,
	2011		2010		2009
	$	%	$	%	$	%
Medicaid - custodial	$277,736	36.6%	$259,711	40.0%	$219,188	40.4%
Medicare	272,283	35.9	219,217	33.7	174,769	32.3
Medicaid - skilled	20,290	2.7	17,573	2.7	12,449	2.3
Total Medicaid and Medicare	570,309	75.2	496,501	76.4	406,406	75.0
Managed care	94,266	12.4	84,364	13.0	72,544	13.4
Private and other payors	93,702	12.4	68,667	10.6	63,052	11.6
Revenue	$758,277	100.0%	$649,532	100.0%	$542,002	100.0%

Accounts receivable as of December 31, 2011 and 2010 is summarized in the following table:

	December 31,
	2011	2010
Medicaid	$30,286	$20,712
Managed care	22,068	22,764
Medicare	28,061	22,826
Private and other payors	18,678	12,928
	99,093	79,230
Less allowance for doubtful accounts	(12,782)	(9,793)
Accounts receivable	$86,311	$69,437

6.	Acquisitions

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
During the year ended December 31, 2011, the Company acquired nine stand alone skilled nursing facilities, four skilled nursing facilities which also offer assisted living services, two skilled nursing facilities which also offer assisted living and independent living services, two stand alone assisted living facilities, two assisted living facilities which also offers independent living services, one stand alone independent living facility, two home health operations and one home health and hospice operation. The aggregate purchase price of the 23 business acquisitions was approximately $106,747, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The facilities acquired during the year ended December 31, 2011 are as follows:

•
On January 1, 2011, the Company purchased one skilled nursing facility which also offers assisted living and independent living services and one independent living facility in Texas for approximately $14,580 which was paid in cash. This acquisition added 123 operational skilled nursing beds, 77 assisted living units, 72 independent living units and 20

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
On July 18, 2011, the Company acquired nine skilled nursing facilities, of which four also offer assisted living services, and a home health operation in Nebraska and Iowa for $27,649, which was paid in cash. This acquisition added 549 operational skilled nursing beds and 103 operational assisted living units. Goodwill recognized in this transaction amounted to $2,797, and is expected to be fully deductible for tax purposes.

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

•
On September 3, 2011, the Company entered into a management agreement to operate a home health operation in Colorado. The Company paid $240 to acquire the agreement. On November 22, 2011, the Company acquired this home health operation and terminated the management agreement. The acquisition did not have an impact on the Company's operational bed count. Other indefinite lived intangible assets recognized in this transaction amounted to $240, and is expected to be fully deductible for tax purposes.

•
On October 1, 2011, the Company acquired a skilled nursing facility in California for $9,755, which was paid in cash. This acquisition increased the Company's operational skilled nursing bed capacity by 58 beds.

•
On December 1, 2011, the Company acquired a skilled nursing facility in Nevada for $7,235, which was paid in cash. This acquisition increased the Company's operational skilled nursing bed capacity by 90 beds. Goodwill recognized in this transaction amounted to $2,629, and is expected to be fully deductible for tax purposes.

•
On December 30, 2011, the Company acquired an assisted living facility in Arizona for $3,218, which was paid in cash. This acquisition increased the Company's operational assisted living bed capacity by 93 beds.

In addition, the Company purchased the underlying assets of five of its leased skilled nursing facilities in California, Idaho and Utah. The facilities were purchased for an aggregate purchase price of $23,381, which was paid in cash. These acquisitions did not impact the Company's operational bed count.

During the year ended December 31, 2010, the Company acquired four skilled nursing facilities, one assisted living facility and one home health and hospice operation. The aggregate purchase price of the six acquisitions was approximately $21,170, which was paid in cash. These acquisitions added a total of 650 operational beds to the Company's operations.

During the year ended December 31, 2009, the Company acquired twelve skilled nursing facilities, one skilled nursing facility which also offers independent living and hospice services, one skilled nursing facility which also offers assisted living and independent living services and one assisted living facility. The aggregate purchase price of fourteen of the fifteen acquisitions was approximately $69,721, which was primarily paid in cash. The Company acquired the remaining facility pursuant to a long-

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term lease arrangement between the Company and the real property owner of the facility. In this transaction, the Company assumed ownership of the skilled nursing operating business at this facility for $1,626, which was paid in cash. These acquisitions added a total of 1,777 operational beds to the Company's operations.
The Company expensed $452, $150 and $349 in acquisition related costs during the years ended December 31, 2011, 2010 and 2009, respectively.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Land	$14,526	$3,279
Building and improvements	80,546	12,721
Equipment, furniture, and fixtures	2,840	1,063
Patient base intangible asset	1,188	343
Goodwill	6,838	3,092
Other intangible assets	809	672
	$106,747	$21,170

On February 1, 2012, the Company purchased one assisted living facility in Nevada for approximately $2,100 which was paid in cash. This acquisition added 60 operational assisted living beds to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available.

On February 10, 2012, the Company acquired a home health operation in Oregon for approximately $525 which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company also entered into a separate operations transfer agreement with the prior tenant as part of such transaction. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available.

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

The following table represents pro forma results of consolidated operations as if the 2011 acquisitions through February 1, 2012 had occurred at the beginning of 2010, after giving effect to certain adjustments.

	December 31,
	2011	2010
Revenue	$802,276	$745,786
Net income	46,987	39,346
Diluted net income per common share	$2.18	$1.85

Table of Contents

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

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are revenue and earnings generated during the year ended December 31, 2011, by individually immaterial business acquisitions completed through December 31, 2011, of $49,823 and $4,383.

8. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
Land	$67,179	$46,900
Buildings and improvements	297,016	179,189
Equipment	66,483	47,983
Furniture and fixtures	8,731	8,271
Leasehold improvements	28,686	24,147
Construction in progress	8,213	7,587
	476,308	314,077
Less accumulated depreciation	(72,446)	(51,550)
Property and equipment, net	$403,862	$262,527

9.	Goodwill and Intangible Assets, Net

Intangible assets, net consists of the following:

		December 31,
		2011			2010
	Weighted
	Average	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$846	$(604)	$242	$910	$(592)	$318
Favorable lease	15.0	1,596	(319)	1,277	3,573	(482)	3,091
Patient base	0.5	1,966	(1,750)	216	778	(728)	50
Tradename	30.0	733	(147)	586	733	(122)	611
Total		$5,141	$(2,820)	$2,321	$5,994	$(1,924)	$4,070

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1,329, $771, and $1,070, respectively. Of the $1,329 in amortization expense incurred during the year ended December 31, 2011, approximately $1,021 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2012	$402
2013	186
2014	186
2015	166
2016	146
Thereafter	1,235
$2,321

Goodwill

The Company performed its annual goodwill impairment analysis during the fourth quarter of each year for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The following table represents activity in goodwill as of and for the years ended December 31, 2011 and 2010:

Goodwill
January 1, 2010	$7,432
Additions	3,092
Impairments	(185)
December 31, 2010	10,339
Additions	6,838
Impairments	—
December 31, 2011	$17,177

Table of Contents

10.	Restricted and Other Assets

Restricted and other assets consist primarily of capital reserves and capitalized debt issuance costs. Capital reserves are maintained as part of the mortgage agreements of the Company and certain of its landlords with the U.S. Department of Housing and Urban Development. These capital reserves are restricted for capital improvements and repairs to the related facilities.

Restricted and other assets consist of the following:

	December 31,
	2011	2010
Deposits with landlords	$789	$736
Capital improvement reserves with landlords and lenders	3,585	3,477
Debt issuance costs, net	3,230	2,296
Other assets	2,814	—
Restricted and other assets	$10,418	$6,509

Included in other assets, as of December 31, 2011, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prior to fiscal year 2011, insurance claims liabilities were recorded net of anticipated recoveries.

11.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2011	2010
Quality assurance fee	$3,912	$1,706
Resident refunds payable	3,346	3,122
Deferred resident revenue	1,856	1,313
Cash held in trust for residents	1,648	1,523
Resident deposits	1,397	68
Dividends payable	1,283	1,152
Property taxes	2,224	1,325
Other	2,911	3,348
Other accrued liabilities	$18,577	$13,557

Quality assurance fee represents amounts payable to California, Utah, Idaho, Washington, Colorado, Iowa, and Nebraska in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred resident revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liability, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The provision for income taxes for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	December 31,
	2011	2010	2009
Current:
Federal	$24,217	$24,277	$18,178
State	4,185	4,550	3,573
	28,402	28,827	21,751
Deferred:
Federal	2,041	(2,192)	(349)
State	(951)	(382)	(362)
	1,090	(2,574)	(711)
Total	$29,492	$26,253	$21,040

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2011, 2010 and 2009, respectively, is comprised as follows:

	December 31,
	2011	2010	2009
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	2.9	4.1	3.9
Non-deductible expenses	0.3	0.2	0.3
FIN 48 uncertainties	—	—	0.1
Net interest expense	—	—	—
Total income tax provision	38.2%	39.3%	39.3%

The Company's deferred tax assets and liabilities as of December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Accrued expenses	$18,690	$15,968
Allowance for doubtful accounts	5,254	4,082
State taxes	145	533
Tax credits	1,775	1,063
Total deferred tax assets	25,864	21,646
Depreciation and amortization	(9,122)	(4,973)
Prepaid expenses	(2,033)	(1,711)
Total deferred tax liabilities	(11,155)	(6,684)
Net deferred tax assets	$14,709	$14,962

The Company had state credit carryforwards as of December 31, 2011 and 2010 of $1,775 and $1,063, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. These Enterprise Zone credits are currently expected to carryforward indefinitely to offset future state income tax. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits at December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010	2009
Unrecognized tax benefit at January 1,	$—	$4	(19)
Gross increases for tax positions taken in prior years	—	—	107
Gross decreases for tax positions taken in the current year	—	—	(59)
Reductions due to statute lapse	—	(4)	(25)
Unrecognized tax benefit at December 31,	$—	$—	4

As of December 31, 2011 and 2010, the Company did not have any unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate.

The Federal statutes of limitations on the Company's 2006 and 2007 income tax years lapsed during the third quarter of 2010 and 2011, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The net decreases in unrecognized tax benefits as a result of these lapses for the years ended December 31, 2011 and 2010 were $0 and $4, respectively.

The Company is not currently under examination by any major income tax jurisdiction. In 2012, the statute of limitations will lapse on the Company's 2007 and 2008 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company is not aware of any other event that might significantly impact the balance of unrecognized tax benefits in the next twelve months.

The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

13.    Leases

The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $14,185, $14,903 and $15,195 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments for all leases as of December 31, 2011 are as follows:

Year	Amount
2012	$13,298
2013	13,506
2014	13,422
2015	13,333
2016	13,320
Thereafter	62,993
$129,872

Six of the Company's facilities are operated under master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk. Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company's master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company's outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others,

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2011.

14.	Self Insurance Reserves

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2011 and 2010:

	General and
	Professional	Worker's
	Liability	Compensation	Health	Total
Balance January 1, 2010	$22,279	$7,624	$2,267	$32,170
Current year provisions	10,737	4,281	10,700	25,718
Claims paid and direct expenses	(6,979)	(2,702)	(10,807)	(20,488)
Balance December 31, 2010	26,037	9,203	2,160	37,400
Current year provisions	13,004	4,184	13,996	31,184
Claims paid and direct expenses	(9,845)	(3,560)	(13,720)	(27,125)
Long-term insurance losses recoverable	2,814	—	—	2,814
Balance December 31, 2011	$32,010	$9,827	$2,436	$44,273

Included in long-term insurance losses recoverable as of December 31, 2011, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prior to fiscal year 2011, insurance claims liabilities were recorded net of anticipated recoveries.

15.	Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, interest defined above, balance due at July 15, 2016, secured by substantially all of the Company's personal property.	$88,125	$—
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed (rates in effect range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	51,185	52,229
Six Project Loan with GECC, principal and interest payable monthly, interest defined above.	—	39,495
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate of 6.04%, collateralized by real property, assignment of rents and Company guaranty.	34,149	35,000
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,471	9,724
Bond, principal and interest payable monthly.	—	1,038
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,884	6,086
	188,814	143,572
Less current maturities	(6,314)	(3,055)
Less debt discount	(944)	(1,066)
	$181,556	$139,451

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, the Company entered into the Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance to be due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at the option of the Company, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the agreement) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on the Company’s leverage ratio as set forth in further detail in the Facility agreement. In connection with the Facility, the Company incurred financing costs of approximately $2,500. Further, the Company incurred a charge of $2,542 in termination and early extinguishment fees in connection with exiting the Six Project Loan (described below) which was recognized in the third quarter of 2011. In addition, the Company has a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on the Company’s leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, the Company, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Facility. See further details of the interest rate swap at Note 4, Fair Value Measurements.

Among other things, under the Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income and repurchases and capital expenditures. As of December 31, 2011, we were in compliance with all loan covenants.

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

Among other things, under the RBS Loan, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The loan documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. As of December 31, 2011, we were in compliance with all loan covenants.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Ten Project Note, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2011, we were in compliance with all loan covenants.

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
Revolving Credit Facility with General Electric Capital Corporation

Prior to the closing of the Facility on July 15, 2011, the Company had the Revolver with GECC under which the Company may borrow up to the lesser of $50,000 or 85% of the eligible accounts receivable. The Revolver was replaced by the Facility, described above.
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

Long-term debt matures in fiscal years ending after December 31, 2011 as follows:

Years Ending
December 31,	Amount
2012	$6,314
2013	6,521
2014	6,713
2015	6,919
2016	106,175
Thereafter	56,172
$188,814

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Options and Warrants
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the years ended December 31, 2011 and 2010 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, but does include compensation expense for the share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2011 and 2010 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan) all of which have been approved by the stockholders. In the 2001 and 2005 Plans, options may be exercised for unvested shares of common stock, which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase any or all unvested shares at the exercise price paid per share of any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. The total number of shares available under all of the Company's stock incentive plans was 1,500 as of December 31, 2011.

2001 Stock Option, Deferred Stock and Restricted Stock Plan - The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. At December 31, 2011, 2010 and 2009, there were 314, 313 and 298, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan - The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2011, 2010 and 2009, there were 147, 144 and 124, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2011, 2010 and 2009, there were 1,039, 828 and 593 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•
The expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin (SAB) No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of the expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company's share price becomes available.

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8.45% per year is based on the Company's historical forfeiture activity of unvested stock options.

The Company used the following assumptions for stock options granted during the years ended December 31, 2011, 2010 and 2009:

		Weighted			Weighted
		Average		Weighted	Average
	Options	Risk-Free	Expected	Average	Dividend
Grant Year	Granted	Rate	Life	Volatility	Yield
2011	97	1.42 - 2.53%	6.5 years	55%	0.93%
2010	138	1.58 - 2.82%	6.5 years	55%	1.08%
2009	516	2.17 - 2.94%	6.5 years	55%	1.08%

For the years ended December 31, 2011, 2010 and 2009, the following represent the Company's weighted average exercise price and weighted average fair value displayed by grant year:

		Weighted	Weighted
		Average	Average
		Exercise Price	Fair Value
Grant Year	Granted	of Options	of Options
2011	97	$24.79	$12.38
2010	138	$17.60	$8.88
2009	516	$15.78	$7.92

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the years ended December 31, 2011, 2010 and 2009:

		Weighted	Number of	Weighted
	Number of	Average	Shares Vested	Average
	Shares	Exercise	and	Exercise
	Outstanding	Price	Exercisable	Price
January 1, 2009	1,703	$9.01	451	$5.74
Granted	516	15.78
Forfeitures	(121)	11.54
Exercised	(73)	6.39
December 31, 2009	2,025	$10.68	709	$7.29
Granted	138	17.60
Forfeitures	(98)	11.21
Exercised	(161)	6.00
December 31, 2010	1,904	$11.55	921	$9.07
Granted	97	24.79
Forfeitures	(54)	13.57
Exercised	(314)	7.90
December 31, 2011	1,633	$12.97	936	$10.65

The following summary information reflects stock options outstanding, vesting and related details as of December 31, 2011:

					Stock Options
	Stock Options Outstanding				Vested
		Number	Black-Scholes	Remaining Contractual	Number Vested and
Year of Grant	Exercise Price	Outstanding	Fair Value	Life (Years)	Exercisable
2003	$0.67 - 0.81	4	*	2	4
2004	1.96 - 2.46	15	*	3	15
2005	4.99 - 5.75	110	*	4	110
2006	7.05 - 7.50	261	2,488	5	261
2008	9.38 - 14.87	589	3,190	7	356
2009	14.88 - 16.70	433	3,421	8	166
2010	17.47 - 18.16	126	1,119	9	24
2011	21.61 - 29.30	95	1,176	10	—
Total		1,633	$11,394		936

*	The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

In addition to the above, during the years ended December 31, 2011 and 2010, the Company granted 143 and 102 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years. The fair value per share of restricted awards granted in 2011 and 2010 ranged from $21.61 to $29.30 and $17.97 to $18.16, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of December 31, 2011, and changes during the year ended December 31, 2011 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	102	18.05
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2010	102	18.05
Granted	143	25.52
Vested	(31)	24.18
Forfeited	(4)	19.16
Nonvested at December 31, 2011	210	$22.32

In addition, during the year ended December 31, 2011, the Company granted 16 automatic quarterly stock awards to non-employee directors for their service on the Company’s board of directors. The fair value per share of these stock awards ranged from $22.58 to $31.80 based on the market price on the grant date. For the year ended December 31, 2011, the Company expensed $428 in stock based compensation related to the quarterly stock awards to non-employee directors.

Total share-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Share-based compensation expense related to stock options	$2,265	$2,559	$2,330
Share-based compensation expense related to restricted stock awards	1,091	345	—
Total	$3,356	$2,904	$2,330

The Company recognized tax benefits related to share based compensation expense of $1,285, $1,141 and $915 during the years ended December 31, 2011, 2010 and 2009, respectively. In future periods, the Company expects to recognize approximately $4,710 and $4,261 in share based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2011. Future share based compensation expense will be recognized over 2.9 and 4.2 weighted average years for unvested options and restricted stock awards, respectively. There were 697 unvested and outstanding options at December 31, 2011, of which 662 are expected to vest. The weighted average contractual life for options vested at December 31, 2011 was 6.4 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2011, 2010 and 2009 is as follows:

	December 31,
	2011	2010	2009
Outstanding	$18,942	$25,366	$9,779
Vested	12,960	14,545	5,732
Expected to vest	5,374	9,630	3,806
Exercised	5,651	1.955	625

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For example, a class action suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company’s California facilities. In 2007, the Company settled this class action suit and the settlement was approved by the affected class and the Court. The Company continues to be subject to similar claims and legal actions, and is currently defending against one such claim venued in Los Angeles Superior Court. In the wake of the substantial judgment awarded to a group of plaintiffs in a recent case against one of the Company’s competitors, the Company expects that plaintiff’s attorneys will become increasingly more aggressive in their pursuit of claims alleging non-compliance with such minimum staffing requirements. The Company does not believe that the ultimate resolution of any known such action will have a material adverse effect on the Company’s business, financial condition or results of operations. However, if there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to care and treatment provided at its facilities as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the year ended December 31, 2011. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

Other Matters — In March 2007, the Company learned that the United States Attorney for the Central District of California (DOJ) had commenced an investigation of certain of its facilities and had issued an authorized investigative demand to the Company's bank seeking information pertaining to a total of 18 of its facilities. The DOJ also subsequently served a subpoena on the Company's independent external auditors in 2007, and in 2008 served search warrants and subpoenas on its Service Center and six of its Southern California skilled nursing facilities, seeking specific patient files and other information. Subsequent subpoenas issued to the Company covered additional documentation from the six facilities as well as eight of the other facilities. Based upon the issuance of the subpoenas and execution of the search warrants, the Company concluded that the government had undertaken parallel criminal and civil investigations. The Company pledged full cooperation to, and has been cooperating fully with, the government.

In September 2010 the Company's board of directors appointed a special committee consisting solely of independent directors to advance discussions with the DOJ regarding its investigation. The special committee retained independent counsel, and counsel has retained third party consultants, to facilitate its work. The Company and the special committee have continued cooperating with the DOJ, working to provide information necessary to aid the DOJ's investigation and move the matter toward resolution.

In December 2011, independent counsel for the Company's special committee received confirmation that the DOJ has closed its criminal investigation, although as a matter of course the DOJ reserves the right to reopen such inquiries if new facts come to light. In January 2012, the DOJ also indicated that the government would be seeking certain additional information in furtherance of the remaining investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to the Company's independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to the Company's independent internal auditors requesting similar information. The Company is in the process of gathering and producing the

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

records requested of it, and discussions between government representatives and counsel for the special committee are ongoing.

The Company intends to continue cooperating with the government's representatives to move the matter toward resolution. In addition, the Company continues to make improvements to its compliance programs and systems. The Company cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any litigation, nor can it estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. If any litigation were to proceed, and the Company is subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, its business, financial condition and results of operations could be materially and adversely affected and its stock price could decline.
From time to time our systems and controls highlight potential compliance issues, which the Company investigates as they arise. In the fourth quarter of 2011, the Company initiated an internal inquiry into possible recordkeeping and related irregularities at one skilled nursing facility, which were detected by our internal compliance team in the course of its ongoing reviews.

The Company concluded the inquiry in the first quarter of 2012, having identified potential deficiencies in the assessment of and recordkeeping for a small subset of the facility's patients. The Company also identified and, at the conclusion of the investigation assisted the facility in implementing, targeted improvements in the facility's assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to the Company's skilled nursing facilities in these areas. The issues detected appear to be isolated to the one facility, and to one department within that facility. The Company continues to monitor the measures the facility has implemented for effectiveness, and will perform follow-up reviews to ensure compliance.

In the course of the inquiry, the Company identified a limited number of Medicare claims for which adequate backup documentation could not be located, for which some care was misrecorded, or for which other deficiencies existed. Where accepted procedures and necessary data for reviewing and calculating any potential overpayment were available, the Company followed such procedures. Where such procedures and/or data were not available, the Company developed a methodology for making a good faith estimate of potential overpayments with the assistance of both internal experts and independent consultants experienced in Medicare billing.

Consistent with healthcare industry accounting practices, the Company records any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. In the present matter, although the events leading to the actual and estimated overpayments covered multiple reporting periods, an allocation of the revenue adjustment to the prior periods would not have resulted in a material impact to revenue in any prior period. Therefore, during the quarter ended December 31, 2011, the Company accrued a revenue adjustment of approximately $500 for the actual and estimated overpayments described above, with a resulting impact to net income of approximately $200 in the quarter. The Company intends to remit the accrued amount to its Medicare Fiscal Intermediary in the first quarter of 2012.

Concentrations

Credit Risk - The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company's receivables from Medicare and Medicaid payor programs accounted for approximately 58.9% and 55.0% of its total accounts receivable as of December 31, 2011 and 2010, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 75.2%, 76.4% and 75.0% of the Company's revenue for the years ended December 31, 2011, 2010 and 2009, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 13, 2012, the Company had approximately $1,000 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

18.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company contributed, $369, $301 and $290 to the 401(k) Plan during the years ended December 31, 2011, 2010 and 2009, respectively. Beginning in 2007, the Company's plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balances at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
		(In thousands)
Year Ended December 31, 2009
Allowance for doubtful accounts	(7,266)	(4,556)	4,247	(7,575)
Year Ended December 31, 2010
Allowance for doubtful accounts	(7,575)	(6,312)	4,094	(9,793)
Year Ended December 31, 2011
Allowance for doubtful accounts	(9,793)	(7,921)	4,932	(12,782)

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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/5/2007
10.58	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.59	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.60	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.61	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.62	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.63	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.64	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.65	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.66	Commercial Deeds of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 31, 2010, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc.	8-K	001-33757	10.1	1/6/2011
10.67	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
10.68	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)					X
+	Indicates management contract or compensatory plan.