Form 10-Q
period 2012-03-31
ENSIGN GROUP, INC
filed 2012-05-02
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2012.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2012, 21,342,085 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2012

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,618	$29,584
Accounts receivable—less allowance for doubtful accounts of $12,794 and $12,782 at March 31, 2012 and December 31, 2011, respectively	94,050	86,311
Prepaid income taxes	246	5,882
Prepaid expenses and other current assets	7,373	7,667
Deferred tax asset—current	8,676	11,195
Total current assets	142,963	140,639
Property and equipment, net	410,773	403,862
Insurance subsidiary deposits and investments	17,168	16,752
Escrow deposits	2,940	175
Deferred tax asset	4,380	3,514
Restricted and other assets	11,975	10,418
Intangible assets, net	5,197	2,321
Goodwill	19,901	17,177
Other indefinite-lived intangibles	9,911	1,481
Total assets	$625,208	$596,339
Liabilities and equity
Current liabilities:
Accounts payable	$16,603	$21,169
Accrued wages and related liabilities	33,565	41,958
Accrued self-insurance liabilities—current	12,946	12,369
Other accrued liabilities	16,912	18,577
Current maturities of long-term debt	7,028	6,314
Total current liabilities	87,054	100,387
Long-term debt—less current maturities	195,826	181,556
Accrued self-insurance liabilities—less current portion	32,942	31,904
Fair value of interest rate swap	2,150	2,143
Deferred rent and other long-term liabilities	3,206	2,864
Total liabilities	321,178	318,854

Commitments and contingencies (Note 16)
Temporary equity - redeemable noncontrolling interest	11,581	—
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,703 and 21,327 shares issued and outstanding at March 31, 2012, respectively, and 21,575 and 21,179 shares issued and outstanding at December 31, 2011, respectively	22	22
Additional paid-in capital	80,552	77,257
Retained earnings	215,685	204,073
Common stock in treasury, at cost, 376 and 396 shares at March 31, 2012 and December 31, 2011, respectively	(2,439)	(2,559)
Accumulated other comprehensive loss	(1,313)	(1,308)
Total Ensign Group, Inc. stockholders' equity	292,507	277,485
Non-controlling interest	(58)	—
Total equity	292,449	277,485
Total liabilities and equity	$625,208	$596,339
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$202,160	$182,943
Expense:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	160,829	143,155
Facility rent—cost of services	3,321	3,616
General and administrative expense	7,697	7,401
Depreciation and amortization	6,924	5,059
Total expenses	178,771	159,231
Income from operations	23,389	23,712
Other income (expense):
Interest expense	(2,925)	(2,727)
Interest income	51	55
Other expense, net	(2,874)	(2,672)
Income before provision for income taxes	20,515	21,040
Provision for income taxes	7,687	8,294
Net income	12,828	12,746
Less: net income (loss) attributable to noncontrolling interest	(76)	—
Net income attributable to The Ensign Group, Inc.	$12,904	$12,746
Net income per share:
Basic	$0.61	$0.61
Diluted	$0.59	$0.59
Weighted average common shares outstanding:
Basic	21,251	20,854
Diluted	21,796	21,516
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$12,828	$12,746
Other comprehensive loss, net of tax:
Net unrealized loss on interest rate swap, net of tax of $2 for the three months ended March 31, 2012.	(5)	—
Comprehensive income	12,823	12,746
Less: net income (loss) attributable to noncontrolling interest	(76)	—
Comprehensive income attributable to The Ensign Group, Inc.	$12,899	$12,746

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,828	$12,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,924	5,059
Amortization of deferred financing fees and debt discount	203	168
Deferred income taxes	1,653	294
Provision for doubtful accounts	1,812	2,227
Stock-based compensation	831	831
Excess tax benefit from share based compensation	(398)	(441)
Loss (gain) on disposition of property and equipment	9	(3)
Change in operating assets and liabilities
Accounts receivable	(9,532)	(9,264)
Prepaid income taxes	5,636	1,333
Prepaid expenses and other current assets	306	502
Insurance subsidiary deposits and investments	(416)	607
Accounts payable	(6,395)	1,236
Accrued wages and related liabilities	(8,393)	(4,186)
Income taxes payable	—	6,592
Other accrued liabilities	(1,583)	(119)
Accrued self-insurance	1,621	1,396
Deferred rent liability	212	(289)
Net cash provided by operating activities	5,318	18,689
Cash flows from investing activities:
Purchase of property and equipment	(7,025)	(9,001)
Cash payment for business acquisitions	(7,043)	(37,074)
Cash payment for asset acquisitions	—	(7,339)
Escrow deposits	(2,940)	—
Escrow deposits used to fund business acquisitions	175	14,422
Cash proceeds from the sale of property and equipment	29	51
Restricted and other assets	(1,517)	(278)
Net cash used in investing activities	(18,321)	(39,219)
Cash flows from financing activities:
Proceeds from issuance of debt	21,525	—
Payments on long term debt	(6,571)	(715)
Issuance of treasury stock upon exercise of options	120	103
Issuance of common stock upon exercise of options	2,067	775
Dividends paid	(1,283)	(1,150)
Excess tax benefit from share based compensation	398	441
Payments of deferred financing costs	(219)	(39)
Net cash provided by (used in) financing activities	16,037	(585)
Net increase (decrease) in cash and cash equivalents	3,034	(21,115)
Cash and cash equivalents beginning of period	29,584	72,088
Cash and cash equivalents end of period	$32,618	$50,973
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,096	$2,900
Income taxes	$—	$7,870
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$11,600	$—
Accrued capital expenditures	$1,829	$895
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 104 facilities, five home health and three hospice operations as of March 31, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's facilities, each of which strives to be the facility of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company recently entered into a joint venture to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. The Company's facilities have a collective capacity of approximately 11,800 operational skilled nursing, assisted living and independent living beds. As of March 31, 2012, the Company owned 79 of its 104 facilities and operated an additional 25 facilities through long-term lease arrangements, and had options to purchase five of those 25 facilities.
The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenue. All of the Company’s skilled nursing, assisted living and home health and hospice operations are operated by separate, wholly-owned, independent subsidiaries, each of which has its own management, employees and assets. One of the Company’s wholly-owned subsidiaries, referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2011 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing, assisted living facilities, and home health and hospice operations. Additionally, our Interim Financial Statements include accounts of our majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its condensed consolidated balance sheets. Noncontrolling interest that is redeemable at the option of the minority shareholder is presented outside of permanent equity in the mezzanine section as temporary equity in the Company's consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its condensed consolidated statements of income.

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

Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, home health, hospice, urgent care and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reportable segment.

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, interest rate swap agreements, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The interest rate swap is carried at fair value on the balance sheet. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments in Note 4 Fair Value Measurements.
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
Revenue from the Medicare and Medicaid programs accounted for 73.8% and 75.6% of the Company’s revenue for the three months ended March 31, 2012, and 2011, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments that increased revenue by $317 and $546 for the three months ended March 31, 2012 and 2011, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-episodic Based Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable.
Hospice Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. The Company makes adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company estimates the impact of these adjustments based on its historical experience, which primarily includes historical collection rates on Medicare claims, and records it during the period services are rendered as an estimated revenue adjustment and as a reduction to its outstanding patient accounts receivable. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases other accrued liabilities.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.
In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. On an annual basis, the historical collection percentages are reviewed by payor and by state and are updated to reflect the recent collection experience of the Company. In order to determine the appropriate reserve rate percentages which ultimately establish the allowance, the Company analyzes historical cash collection patterns by payor and by state. The percentages applied to the aged receivable balances are based on the Company’s historical experience and time limits, if any, for managed care, Medicare, Medicaid and other payors. The Company periodically refines its estimates of the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.
Equity Investment — The Company's majority-owned subsidiary has a non-marketable equity investment which is accounted for under the equity method. The investment is initially recorded at cost and the Company will adjust the carrying amount for its share of the earnings or losses of the investee after the date of investment. The investment is evaluated periodically for impairment. If it is determined that a decline of the investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the three months ended March 31, 2012 or 2011.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable lease, lease acquisition costs, patient base, facility trade names and franchise relationships. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at facilities are amortized over 30 years and franchise relationships are amortized over 25 years.
The Company's indefinite-lived intangible assets consist of trade names and home health and hospice Medicare licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the three months ended March 31, 2012 or 2011.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2012, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 99 facilities.
The self-insured retention and deductible limits for general and professional liability and worker’s compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets were $29,976 and $29,196 as of March 31, 2012 and December 31, 2011, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $10,404 and $9,827 as of March 31, 2012 and December 31, 2011, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,700 and $2,436 at March 31, 2012 and December 31, 2011, respectively.
In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, the Company has recorded an asset and equal liability of $2,808 and $2,814 at March 31, 2012 and December 31, 2011, respectively, in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in its condensed consolidated statements of income and net income per share is calculated based on net income attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest. Noncontrolling interest that has redemption features outside the Company's control is accounted for as redeemable noncontrolling interest and is recorded as temporary equity. Owners of noncontrolling interest in certain of the Company's subsidiaries have the right in certain circumstances to require it to purchase additional ownership interests at an amount as defined in the applicable agreement. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings that is consistent with generally accepted valuation practices. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under the Company's control.

Stock-Based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables.

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

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of March 31, 2012, accumulated other comprehensive losses were $2,150, recorded net of tax of $837, or $1,313, in stockholders' equity. As of December 31, 2011, accumulated other comprehensive losses were $2,143, net of tax of $835, or $1,308.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Pronouncements — In December 2011, the FASB indefinitely deferred the provisions that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which Other Comprehensive Income is presented (for both interim and annual financial statements). During the deferral period, entities will still need to comply with the existing U.S. GAAP requirements for the presentation of reclassification adjustments. The adoption of this amendment did not have a material effect on the Company's financial statements.
In July 2011, the FASB amended its standards on how health care entities present revenue and bad debt expense. Under the new guidance, health care entities are required to present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the statement of income for entities that do not assess a patient's ability to pay prior to rendering services. Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue prior to deciding that collection is reasonably assured. In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data. It will also require disclosure of the Company's policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts). The Company adopted the disclosure requirements of this amendment during the first quarter of the current year. The Company determined the requirements for presentation of bad debt expense related to patient service revenue as a reduction of patient service revenue outlined in the amendment is not applicable as the Company assesses each patient's ability to pay prior to rendering services.

3. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing net income attributable to Ensign Group, Inc. stockholders by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include contingently returnable shares and the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income	$12,828	$12,746
Net loss attributable to the noncontrolling interest	(76)	—
Net income attributable to The Ensign Group, Inc.	12,904	12,746
Denominator:
Weighted average shares outstanding for basic net income per share	21,251	20,854
Basic net income per common share	$0.61	$0.61

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income	$12,828	$12,746
Net loss attributable to the noncontrolling interest	(76)	—
Net income attributable to The Ensign Group, Inc.	12,904	12,746
Denominator:
Weighted average common shares outstanding	21,251	20,854
Plus: incremental shares from assumed conversion (1)	545	662
Adjusted weighted average common shares outstanding	21,796	21,516
Diluted net income per common share	$0.59	$0.59

(1)
Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 138 and 9 for the three months ended March 31, 2012 and 2011, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,618	$—	$—	$29,584	$—	$—
Interest rate swap	$—	$2,150	$—	$—	$2,143	$—

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

Debt Security Investments - Held to Maturity

At March 31, 2012 and December 31, 2011, the Company had approximately $16,366 and $16,466 in debt security investments which were held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at March 31, 2012, approximately $10,095 is held in AAA rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program and $6,271 is held in AA rated debt securities. At December 31, 2011, approximately $10,140 was held in AAA rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program and $6,326 was held in AA rated debt securities These debt securities mature from June 2012 to October 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedges was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $226 for the three months ended March 31, 2012. In addition, based on the March 31, 2012 interest rate swap valuation, the Company expects to record swap interest expense of $950 during the year ended December 31, 2012.

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

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of March 31, 2012 of $2,150, net of tax of $837, or $1,313, in stockholders' equity. As the swap was entered into in the third quarter of 2011, no comparable amount was recorded in the first quarter of the prior year. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three months ended March 31, 2012 and 2011 is summarized in the following table:

	Three Months Ended March 31,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$73,583	36.4%	$66,225	36.2%
Medicare	69,794	34.5	67,643	37.0
Medicaid — skilled	5,861	2.9	4,411	2.4
Total Medicaid and Medicare	149,238	73.8	138,279	75.6
Managed care	25,692	12.7	24,141	13.2
Private and other payors	27,230	13.5	20,523	11.2
Revenue	$202,160	100.0%	$182,943	100.0%

Accounts receivable as of March 31, 2012 and December 31, 2011 is summarized in the following table:

	March 31, 2012	December 31, 2011
Medicaid	$30,140	$30,286
Managed care	24,777	22,068
Medicare	33,526	28,061
Private and other payors	18,401	18,678
	106,844	99,093
Less allowance for doubtful accounts	(12,794)	(12,782)
Accounts receivable	$94,050	$86,311

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
During the three months ended March 31, 2012, the Company acquired one stand alone skilled nursing facility, one stand alone assisted living facility and one home health operation. The aggregate purchase price of the three business acquisitions was approximately $5,421, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The facilities acquired during the three months ended March 31, 2012 are as follows:

•
On February 1, 2012, the Company purchased one assisted living facility in Nevada for approximately $2,111 which was paid in cash. This acquisition added 60 operational assisted living beds to the Company's operations.

•
On February 10, 2012, the Company acquired a home health operation in Oregon for approximately $530 which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company recognized $530 in other indefinite-lived intangible assets as part of this transaction.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
On March 1, 2012, the Company acquired a skilled nursing facility in Idaho for approximately $2,780 which was paid in cash. This acquisition added 113 operational skilled nursing beds to the Company's operations.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Land	$547	$4,905
Building and improvements	4,114	30,503
Equipment, furniture, and fixtures	114	1,016
Assembled Occupancy	116	650
Other intangible assets	530	—
	$5,421	$37,074

In January 2012, the Company announced the formation of Immediate Clinic (IC), a majority owned subsidiary, to develop and operate urgent care facilities and related businesses. The Company has committed $4,000 in capital contributions to the subsidiary during the three month period ended March 31, 2012. The Company anticipates the first IC operated facilities will open in the second quarter of 2012.

•
On February 15, 2012, IC purchased an equity investment in an urgent care software service provider for $1,400. See additional details in Note 10 Restricted and Other Assets of Notes to Condensed Consolidated Financial Statements.

•
On March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2,000, adjusted for certain items at the time of close and redeemable noncontrolling interest. The noncontrolling interest was fair valued at the acquisition date at $11,600. The Company recognized intangible assets of $7,900 in trade name, $3,000 in franchise relationships and $2,724 in goodwill. See additional details in Note 9 Goodwill and Other Indefinite-Lived Intangible Assets- Net and Note 14 Temporary Equity - Redeemable Noncontrolling Interest of Notes to Condensed Consolidated Financial Statements.

On April 1, 2012, the Company acquired a home health and hospice operation in Utah for approximately $3,000 which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company entered into a separate operations transfer agreement with the prior owner as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information had not yet been finalized.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The businesses acquired during the three months ended March 31, 2012 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the March 31, 2012 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Land	$67,726	$67,179
Buildings and improvements	311,519	297,016
Equipment	70,384	66,483
Furniture and fixtures	8,726	8,731
Leasehold improvements	29,842	28,686
Construction in progress	1,659	8,213
	489,856	476,308
Less accumulated depreciation	(79,083)	(72,446)
Property and equipment, net	$410,773	$403,862

8. INTANGIBLE ASSETS — Net

	Weighted	March 31, 2012			December 31, 2011
	Average Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$846	$(618)	$228	$846	$(604)	$242
Favorable lease	15.0	1,596	(346)	1,250	1,596	(319)	1,277
Patient base	0.5	2,081	(1,933)	148	1,966	(1,750)	216
Facility trade name	30.0	733	(152)	581	733	(147)	586
Franchise relationships	25.0	3,000	(10)	2,990	—	—	—
Total		$8,256	$(3,059)	$5,197	$5,141	$(2,820)	$2,321
Amortization expense was $239 and $293 for the three months ended March 31, 2012 and 2011, respectively. Of the $239 in amortization expense incurred during the three months ended March 31, 2012, approximately $184 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2012 (remainder)	$377
2013	306
2014	306
2015	286
2016	266
2017	261
Thereafter	3,395
$5,197

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

The Company performs its annual goodwill impairment analysis during the fourth quarter of each year for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The following table represents activity in goodwill as of March 31, 2012 and December 31, 2011:

Goodwill
January 1, 2011	$10,339
Additions	6,838
Impairments	—
December 31, 2011	17,177
Additions	2,724
Impairments	—
March 31, 2012	$19,901

As of March 31, 2012 and December 31, 2011, the Company anticipates that $17,177 in goodwill recognized will be fully deductible for tax purposes. The remaining goodwill balance of $2,724 may be fully deductible for tax purposes dependent on the noncontrolling interest holders exercising their right to require DRX to purchase additional ownership. Refer to additional details in Note 14 Temporary Equity- Redeemable Noncontrolling Interests.
Other indefinite-lived intangible assets consists of the following:

	March 31,	December 31,
	2012	2011
Trade name	$7,966	$66
Home health and hospice Medicare license	1,945	1,415
	$9,911	$1,481
During the three months ended March 31, 2012, the Company recognized $7,900 in trade name intangible assets as part of the DRX acquisition on March 1, 2012. Additionally, the Company recorded $530 in home health and hospice Medicare license intangible assets as part of its acquisition of a home health operation in Portland, Oregon on February 10, 2012.

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
Restricted and other assets consist of the following:

	March 31, 2012	December 31, 2011
Deposits with landlords	$799	$789
Capital improvement reserves with landlords and lenders	3,691	3,585
Debt issuance costs, net	3,277	3,230
Long-term insurance losses recoverable asset	2,808	2,814
Equity method investment	1,400	—
Restricted and other assets	$11,975	$10,418
Included in other assets, as of March 31, 2012, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and a non-marketable equity investment accounted for under the equity method. The investment is recorded at cost and is evaluated periodically for impairment.

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Quality assurance fee	$2,077	$3,912
Resident refunds payable	3,362	3,346
Deferred revenue	1,982	1,856
Cash held in trust for residents	1,692	1,648
Resident deposits	1,384	1,397
Dividends payable	1,292	1,283
Property taxes	2,146	2,224
Other	2,977	2,911
Other accrued liabilities	$16,912	$18,577
Quality assurance fee represents amounts payable to California, Utah, Idaho, Washington, Colorado, Iowa, and Nebraska in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liability, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2012 and 2011 is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Current:
Federal	$4,960	$6,622
State	1,074	1,378
	6,034	8,000
Deferred:
Federal	1,788	319
State	(135)	(25)
	1,653	294
Total	$7,687	$8,294

The Company’s deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012		December 31, 2011
Deferred tax assets (liabilities):
Accrued expenses	$17,491		$18,690
Allowance for doubtful accounts	5,252		5,254
State taxes	—		145
Tax credits	2,070		1,775
Total deferred tax assets	24,813		25,864
State taxes	(1,162)	—	—
Depreciation and amortization	(8,780)		(9,122)
Prepaid expenses	(1,815)		(2,033)
Total deferred tax liabilities	(11,757)		(11,155)
Net deferred tax assets	$13,056		$14,709
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. In 2012, the statute of limitations will lapse on the Company's 2007 and 2008 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company does not believe the California examination or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2012 or 2011.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate of 4.75%, collateralized by real property, assignment of rents and Company guaranty.	$21,525	$—
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at July 15, 2016, secured by substantially all of the Company’s personal property.	82,188	88,125
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed (rates in effect range from 6.95% to 7.50%), balance due June 2016, collateralized by deeds of trust on real property, assignments of rents, security agreements and fixture financing statements.	50,910	51,185
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate of 6.04%, collateralized by real property, assignment of rents and Company guaranty.	33,909	34,149
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate of 6.0%, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,406	9,471
Mortgage note, principal, and interest of $54 payable monthly and continuing through February 2027, interest at fixed rate of 7.5%, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,830	5,884
	203,768	188,814
Less current maturities	(7,028)	(6,314)
Less debt discount	(914)	(944)
	$195,826	$181,556

Promissory Note with RBS Asset Finance, Inc.

On February 17, 2012, two of the Company's real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $21,525 (the 2012 RBS Loan). The 2012 RBS Loan was secured by Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the two properties owned by the two Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2012 RBS Loan bears interest at a fixed rate of 4.75%. Amounts borrowed under the 2012 RBS Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on April 1, 2012 and the balance due on March 1, 2019.

Among other things, under the RBS Loan, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. As of March 31, 2012, the Company was in compliance with all loan covenants.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. TEMPORARY EQUITY- REDEEMABLE NONCONTROLLING INTEREST
Owners of noncontrolling interests in certain of the Company's subsidiaries have the right in certain circumstances to require it to purchase additional ownership interests in DRX at an amount defined in the applicable agreements. The 25% noncontrolling interest is accounted for as redeemable noncontrolling interest as redemption is outside the Company's control. As such, the redeemable noncontrolling interest is reported in the mezzanine section in the Company's condensed consolidated balance sheets as temporary equity. The aggregate estimated maximum amount the Company could be required to pay in future periods is $13,500. As of March 31, 2012, the carrying amount of the redeemable noncontrolling interests is $11,581. The ultimate amount paid could be different as the redemption amount is primarily dependent on the future results of operations of the subject businesses, and the timing of the exercise of these rights.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,821 as of March 31, 2012.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 43 options and 63 restricted stock awards from the 2007 Plan during the three months ended March 31, 2012.

The Company used the following assumptions for stock options granted during the three months ended March 31, 2012 and 2011:

		Weighted		Weighted	Weighted
	Options	Average Risk-	Expected	Average	Average
Grant Year	Granted	Free Rate	Life	Volatility	Dividend Yield
2012	43	1.18%	6.5 years	55%	0.93%
2011	9	2.53%	6.5 years	55%	0.93%

For the three months ended March 31, 2012 and 2011, the following represents the exercise price and fair value displayed at grant date for stock option grants:

		Weighted Average	Weighted Average
Grant Year	Granted	Exercise Price	Fair Value of Options
2012	43	$27.05	$13.26
2011	9	$24.36	$12.42
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the three-month periods ended March 31, 2012 and 2011 and therefore, the intrinsic value was $0 at date of grant.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the three months ended March 31, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2012	1,633	$12.97	936	$10.65
Granted	43	27.05
Forfeited	(7)	15.62
Exercised	(84)	9.89
March 31, 2012	1,585	$13.50	950	$11.08

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2012:

					Stock Options Vested
	Stock Options Outstanding
		Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2003	0.67 – 0.81	4	*	1	4
2004	1.96 – 2.46	13	*	2	13
2005	4.99 – 5.75	94	*	3	94
2006	7.05 – 7.50	239	2,284	4	239
2008	9.38 – 14.87	553	3,006	6	370
2009	14.88 – 16.70	423	3,342	7	188
2010	17.47 – 18.16	121	1,070	8	40
2011	21.61 - 29.30	95	1,171	9	2
2012	27.05	43	565	10	—
Total		1,585	$11,438		950
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three months ended March 31, 2012 and 2011, the Company granted 63 and 47 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

A summary of the status of the Company's nonvested restricted stock awards as of March 31, 2012, and changes during the three month period ended March 31, 2012 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	102	$18.05
Granted	143	25.52
Vested	(31)	24.18
Forfeited	(4)	19.16
Nonvested at December 31, 2011	210	22.32
Granted	63	26.11
Vested	(62)	25.68
Forfeited	(1)	18.96
Nonvested at March 31, 2012	210	$22.48

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense recognized for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense related to stock options	$499	$644
Share-based compensation expense related to restricted stock awards	332	187
Total	$831	$831
In future periods, the Company expects to recognize approximately $4,717 and $4,288 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2012. Future stock based compensation expense will be recognized over 3.0 and 4.0 weighted average years for unvested options and restricted stock awards, respectively. There were 635 unvested and outstanding options at March 31, 2012, of which 603 are expected to vest. The weighted average contractual life for options vested at March 31, 2012 was 6.3 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2012 and December 31, 2011 is as follows:

Options	March 31, 2012	December 31, 2011
Outstanding	$21,705	$18,942
Vested	15,274	12,960
Expected to vest	5,757	5,374
Exercised	1,464	5,651
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

16. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,436 and $3,731 for the three months ended March 31, 2012 and 2011, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2012.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the three months ended March 31, 2012. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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

In December 2011, independent counsel for the Company's special committee received confirmation that the DOJ has closed its criminal investigation, although as a matter of course the DOJ reserves the right to reopen such inquiries if new facts come to light. In January 2012, the DOJ also indicated that the government would be seeking certain additional information in furtherance of the remaining investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to the Company's independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to the Company's independent internal auditors requesting similar information. The Company has produced records called for in the January 2012 subpoena, and discussions between government representatives and counsel for the special committee are ongoing.

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
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 60.0% and 58.9% of its total accounts receivable as of March 31, 2012 and December 31, 2011, respectively. Revenue from reimbursements under the Medicare and Medicaid programs accounted for approximately 73.8% and 75.6% of the Company’s revenue during the three months ended March 31, 2012 and 2011, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of May 1, 2012, the Company had approximately $1,000 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our skilled nursing, assisted living and home health and hospice operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 104 facilities, five home health and three hospice operations as of March 31, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We recently entered into a joint venture to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of March 31, 2012, we owned 79 of our 104 facilities and operated an additional 25 facilities under long-term lease arrangements, and had options to purchase five of those 25 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2012:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	79	5	20	104
Percent of total	76.0%	4.8%	19.2%	100%
Operational skilled nursing, assisted living and independent living beds	8,861	657	2,305	11,823
Percent of total	74.9%	5.6%	19.5%	100%

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our skilled nursing, assisted living and home health and hospice operations are operated by separate, wholly-owned, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity.

Facility Acquisition History

	December 31,							March 31,
	2005	2006	2007	2008	2009	2010	2011	2012
Cumulative number of facilities	46	57	61	63	77	82	102	104
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,702	11,823

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of March 31, 2012:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	35	13	21	11	5	3	4	3	4	5	104
Operational skilled nursing, assisted living and independent living beds	3,864	1,903	2,662	1,342	463	274	359	304	296	356	11,823

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
On March 1, 2012, we acquired a skilled nursing facility in Idaho for approximately $2.8 million which was paid in cash. This acquisition added 113 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
On April 1, 2012, we acquired a home health and hospice operation in Utah for approximately $3.0 million which was paid in cash. The acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
See further discussion of facility acquisitions in Note 6 in Notes to Condensed Consolidated Financial Statements.

Recent Developments

Immediate Clinic

On January 10, 2012, we announced a joint venture to develop and operate urgent care facilities and related businesses. The joint venture, Immediate Clinic LLC (IC), will be led by Dr. John Shufeldt, a founder and former Chief Executive Officer of a large privately-owned provider of urgent care and occupational medical services. IC will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Design and construction planning for several new locations is currently underway, and IC is also seeking opportunities to acquire existing urgent care operations across the United States. To date, we have committed $4.0 million to the joint venture and IC expects to open its first facilities within the second quarter of fiscal 2012.

On February 15, 2012, IC purchased an equity investment in an urgent care software service provider for $1.4 million. In addition, on March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2.0 million, adjusted for certain items at the time of close and redeemable noncontrolling interest of $11.6 million. We recognized intangible assets of $7.9 million in trade name, $3.0 million in franchise relationships and $2.7 million in goodwill as part of this transaction.

Appointment of New Member to Board of Directors

On February 8, 2012 our board of directors increased the number of directors from six directors to seven and, at the recommendation of the board of directors, appointed Daren J. Shaw to fill the newly created vacancy effective March 1, 2012. Mr. Shaw will serve as a Class II Director with a term that is set to expire at the 2012 annual meeting of shareholders, will be eligible to participate in all compensation plans in which non-management directors participate and will enter into our standard indemnification agreement for directors. Mr. Shaw has not yet been appointed to serve on any board committee by the board of directors.

Promissory Note with RBS

On February 22, 2012, two of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $21.5 million (the 2012 RBS Loan). The 2012 RBS Loan was secured by Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the two properties owned by the two Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2012 RBS Loan bears interest at a fixed rate of 4.75%. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on March 1, 2012 and the balance due on March 1, 2019.
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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended March 31,
	2012	2011
Skilled Mix:
Days	26.3%	26.2%
Revenue	50.5%	52.8%
Quality Mix:
Days	39.3%	38.2%
Revenue	60.0%	61.1%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Occupancy:
Operational beds at end of period	11,823	10,314
Available patient days	1,067,162	907,546
Actual patient days	851,511	731,485
Occupancy percentage (based on operational beds)	79.8%	80.6%

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

	Three Months Ended March 31,
	2012		2011
	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$73,583	36.4%	$66,225	36.2%
Medicare	69,794	34.5	67,643	37.0
Medicaid-skilled	5,861	2.9	4,411	2.4
Total	149,238	73.8	138,279	75.6
Managed Care	25,692	12.7	24,141	13.2
Private and Other(1)	27,230	13.5	20,523	11.2
Total revenue	$202,160	100.0%	$182,943	100.0%
______________________

(1)	Includes revenue from assisted living facilities and home health and hospice operations.
Critical Accounting Policies Update
There have been no significant changes during the three month period ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC, except for the following:

Noncontrolling Interest

The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in our condensed consolidated balance sheets. We present the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in our condensed consolidated statements of income and net income per share is calculated based on net income attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest. Noncontrolling interest that has redemption features outside our control is accounted for as redeemable noncontrolling interest and is recorded as temporary equity. Owners of noncontrolling interest in certain of our subsidiaries have the right in certain circumstances to require it to purchase additional ownership interests at an amount as defined in the applicable agreement. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings that is consistent with generally accepted valuation practices. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control.
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
The Deficit Reduction Act of 2005 (DRA) added Sec. 1833(g)(5) of the Social Security Act and directed the Centers for Medicare and Medicaid Services to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently in legislation which extends the exceptions process through December 31, 2012. The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue.

Additionally, the exceptions to these caps may not be extended beyond December 31, 2012, which could also have an adverse effect on our revenue after that date.

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012, with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011. However, the application as to how the cash deferral will be applied is still being finalized. The effective date is June 1, 2011, or on such other date or dates as may be applicable.  The impact of this new law on us cannot be predicted with certainty as the application of the law has not been finalized.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

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

On March 26, 2012, the United States Supreme Court held a lengthy argument beginning its examination of the constitutionality of the PPACA. The justices took up four separate legal issues raised by the PPACA. The Supreme Court is also expected to examine whether the entire PPACA or just a portion of it would need to be struck down should the Supreme Court decide that the "individual mandate" was unconstitutional.

The Supreme Court's decision could have a wide ranging impact on the healthcare and health insurance systems, particularly if the entire PPACA is judged unconstitutional. At this time, we cannot predict how the Supreme Court will rule, or what impact that ruling will have on our business.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	79.6	78.2
Facility rent—cost of services	1.6	2.0
General and administrative expense	3.8	4.0
Depreciation and amortization	3.4	2.8
Total expenses	88.4	87.0
Income from operations	11.6	13.0
Other income (expense):
Interest expense	(1.4)	(1.5)
Interest income	—	—
Other expense, net	(1.4)	(1.5)
Income before provision for income taxes	10.2	11.5
Provision for income taxes	3.8	4.5
Net income	6.4	7.0
Less: net (loss) attributable to the noncontrolling interests	—	—
Net income attributable to Ensign	6.4%	7.0%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Consolidated Statement of Income Data:
Net income attributable to Ensign Group, Inc.	$12,904	$12,746
Net (loss) attributable to noncontrolling interests	(76)	—
Interest expense, net	2,874	2,672
Provision for income taxes	7,687	8,294
Depreciation and amortization	6,924	5,059
EBITDA(1)	$30,313	$28,771
Facility rent—cost of services	3,321	3,616
EBITDAR(1)	$33,634	$32,387
_______________________

(1)
EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income, before net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.
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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$202,160	$182,943	$19,217	10.5%
Number of facilities at period end	104	86	18	20.9%
Actual patient days	851,511	731,485	120,026	16.4%
Occupancy percentage — Operational beds	79.8%	80.6%		(0.8)%
Skilled mix by nursing days	26.3%	26.2%		0.1%
Skilled mix by nursing revenue	50.5%	52.8%		(2.3)%

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$141,313	$143,333	$(2,020)	(1.4)%
Number of facilities at period end	62	62	—	—%
Actual patient days	540,265	533,537	6,728	1.3%
Occupancy percentage — Operational beds	83.5%	83.1%		0.4%
Skilled mix by nursing days	29.9%	29.5%		0.4%
Skilled mix by nursing revenue	54.5%	56.6%		(2.1)%

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$35,843	$34,309	$1,534	4.5%
Number of facilities at period end	20	20	—	—%
Actual patient days	161,983	161,275	708	0.4%
Occupancy percentage — Operational beds	73.7%	74.2%		(0.5)%
Skilled mix by nursing days	17.8%	15.3%		2.5%
Skilled mix by nursing revenue	38.2%	36.2%		2.0%

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$25,004	$5,301	$19,703	NM
Number of facilities at period end	22	4	18	NM
Actual patient days	149,263	36,673	112,590	NM
Occupancy percentage — Operational beds	74.4%	75.6%		NM
Skilled mix by nursing days	18.0%	15.7%		NM
Skilled mix by nursing revenue	40.6%	36.8%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2009.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2009 to December 31, 2010.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2011.

Revenue. Revenue increased $19.2 million, or 10.5%, to $202.2 million for the three months ended March 31, 2012 compared to $182.9 million for the three months ended March 31, 2011. Of the $19.2 million increase, Medicare and managed care revenue increased $3.7 million, or 4.0%, Medicaid revenue increased $7.4 million, or 11.1%, private and other revenue increased $6.7 million, or 32.7% and other skilled revenue increased $1.5 million, or 33.2%. Revenue generated by Recently Acquired Facilities increased by approximately $19.7 million. Since January 1, 2011, the Company has acquired 22 facilities and four home health and one hospice operation in ten states.

Revenue generated by Same Facilities decreased $2.0 million, or 1.4%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Medicare revenue per patient day decreased 12.2% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented on October 1, 2011. This rate reduction was offset by an increase in skilled mix by nursing days of 0.5%, to 29.9%, which was the result of an increase in Medicare patient days at Same Facilities of 3.6% as well as an increase in occupancy of 0.4% to 83.5%. Revenue at Transitioning Facilities increased by $1.5 million, or 4.5% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to an increase in skilled mix by nursing days of 2.5%, to 17.8%, which was the result of an increase in Medicare days of 6.8%. This increase helped to offset a decrease in Medicare revenue per patient day of 7.4% at Transitioning Facilities for the three months ended March 31, 2012.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2012	2011	2012	2011	2012	2011	2012	2011	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$560.38	$637.92	$485.50	$524.47	$476.79	$448.34	$540.27	$615.32	(12.2)%
Managed care	365.30	367.48	411.41	425.79	441.12	477.61	372.48	372.51	—%
Other skilled	568.25	534.66	568.36	517.62	—	—	568.27	533.65	6.5%
Total skilled revenue	488.49	527.95	470.90	502.37	471.35	450.79	484.89	523.61	(7.4)%
Medicaid	169.90	166.60	163.92	158.23	144.05	131.22	166.28	163.86	1.5%
Private and other payors	199.62	186.91	171.95	170.54	162.60	160.64	183.52	180.95	1.4%
Total skilled nursing revenue	$268.20	$275.46	$219.60	$212.67	$209.49	$191.84	$252.29	$260.25	(3.1)%

Medicare daily rates decreased by 12.2%, due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented in October 2011. The first quarter 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 1.5% for the three months ended March 31, 2012 relative to the same period in the prior year, primarily due to increases in rates in acuity based reimbursement states.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Revenue:
Medicare	35.5%	38.2%	27.1%	28.5%	34.8%	33.6%	34.0%	36.5%
Managed care	15.1	15.2	8.6	6.8	5.8	3.2	13.2	13.6
Other skilled	3.9	3.2	2.5	0.9	—	—	3.3	2.7
Skilled mix	54.5	56.6	38.2	36.2	40.6	36.8	50.5	52.8
Private and other payors	7.2	7.2	9.6	10.8	26.7	30.1	9.5	8.3
Quality mix	61.7	63.8	47.8	47.0	67.3	66.9	60.0	61.1
Medicaid	38.3	36.2	52.2	53.0	32.7	33.1	40.0	38.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Days:
Medicare	17.0%	16.5%	12.2%	11.5%	15.3%	14.4%	15.9%	15.4%
Managed care	11.1	11.4	4.6	3.4	2.7	1.3	8.9	9.4
Other skilled	1.8	1.6	1.0	0.4	—	—	1.5	1.4
Skilled mix	29.9	29.5	17.8	15.3	18.0	15.7	26.3	26.2
Private and other payors	9.8	10.7	12.2	13.5	34.5	35.9	13.0	12.0
Quality mix	39.7	40.2	30.0	28.8	52.5	51.6	39.3	38.2
Medicaid	60.3	59.8	70.0	71.2	47.5	48.4	60.7	61.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $17.6 million, or 12.3%, to $160.8 million for the three months ended March 31, 2012 compared to $143.2 million for the three months ended March 31, 2011. Of the $17.6 million increase, Same Facilities increased $1.7 million, or 1.5% and Recently Acquired Facilities increased $15.1 million. The $1.7 million increase in Same Facility cost of services was primarily due to an increase in ancillary expenses. The increase in ancillary expenses was primarily due to increased therapy costs as was anticipated due to the change in therapy regulation implemented on October 1, 2011. Cost of services increased as a percent of total revenue to 79.6% for the three months ended March 31, 2012 as compared to 78.2% for the three months ended March 31, 2011.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.3 million, or 8.2%, to $3.3 million for the three months ended March 31, 2012 compared to $3.6 million for the three months ended March 31, 2011. Facility rent-cost of services decreased as a percent of total revenue to 1.6% for the three months ended March 31, 2012 as compared to 2.0% for the three months ended March 31, 2011. The decrease in facility rent is due to our purchase of the underlying assets of five of our skilled nursing facilities in California, Utah and Idaho which we previously operated under a long-term lease agreements, partially offset by normal annual increases in rent at leased facilities.
General and Administrative Expense. General and administrative expense increased $0.3 million, or 4.0%, to $7.7 million for the three months ended March 31, 2012 compared to $7.4 million for the three months ended March 31, 2011. General and administrative expenses decreased as a percent of total revenue to 3.8% for the three months ended March 31, 2012 as compared to 4.0% for the three months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 36.9%, to $6.9 million for the three months ended March 31, 2012 compared to $5.1 million for the three months ended March 31, 2011. Depreciation and amortization expense increased as a percent of total revenue to 3.4% for the three months ended March 31, 2012 as compared to 2.8% for the three months ended March 31, 2011. This increase was primarily related to the additional depreciation of $0.7 million at Recently Acquired Facilities, as well as increases of $0.8 million and $0.3 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying assets of five of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $0.7 million increase at Recently Acquired Facilities, $0.2 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.2 million, or 7.6%, to $2.9 million for the three months ended March 31, 2012 compared to $2.7 million for the three months ended March 31, 2011. The increase in other expense, net was primarily the result of increased interest expense due to the additional capacity of the Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), entered into in July 2011 and the additional $21.5 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (2012 RBS Loan) in February 2012.
Provision for Income Taxes. Provision for income taxes decreased $0.6 million, or 7.3%, to $7.7 million for the three months ended March 31, 2012 compared to $8.3 million for the three months ended March 31, 2011. This decrease resulted from the decrease in income before income taxes of $0.5 million, or 2.5%. Our effective tax rate was 37.5% for the three months ended March 31, 2012 as compared to 39.4% for the three months ended March 31, 2011.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, proceeds from our IPO, long term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $7.0 million and $37.1 million for the three months ended March 31, 2012 and 2011, respectively. Cash paid for asset acquisitions was $0 and $7.3 million for the three months ended March 31, 2012 and 2011, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $7.0 million and $9.0 million for the three months ended March 31, 2012 and 2011, respectively. We currently have a combined $33.0 million budgeted for renovation projects for 2012.

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

Our cash and cash equivalents as of March 31, 2012 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2012, we held debt security investments of approximately $16.4 million, of which $10.1 million are AAA rated and backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $6.3 million debt security investments are AA rated. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$5,318	$18,689
Net cash used in investing activities	(18,321)	(39,219)
Net cash provided by (used in) financing activities	16,037	(585)
Net decrease in cash and cash equivalents	3,034	(21,115)
Cash and cash equivalents at beginning of period	29,584	72,088
Cash and cash equivalents at end of period	$32,618	$50,973
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net cash provided by operations for the three months ended March 31, 2012 was $5.3 million compared to $18.7 million for the three months ended March 31, 2011, a decrease of $13.4 million. This decrease was primarily due to the timing of our payments of wages and third-party vendor invoices at the end of the three months ended March 31, 2012 as compared to the end of the three months ended March 31, 2011.
Net cash used in investing activities for the three months ended March 31, 2012 was $18.3 million compared to $39.2 million for the three months ended March 31, 2011, a decrease of $20.9 million. The decrease was primarily the result of $16.7 million in cash paid for business acquisitions and purchased property and equipment in the three months ended March 31, 2012 compared to $39.0 million in the three months ended March 31, 2011.
Net cash provided by (used in) financing activities for the three months ended March 31, 2012 was $16.0 million as compared to $(0.6) million for the three months ended March 31, 2011, an increase of $16.6 million. This increase was primarily due to the receipt of $21.5 million in proceeds from the 2012 RBS Loan during the three months ended March 31, 2012. This increase was partially offset by the repayment of $5.0 million in borrowings on the revolving credit portion of the Facility and other long term debt principal repayments of $1.6 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of March 31, 2012 and the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31,			March 31,
	2009	2010	2011	2012
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	$82,188
Ten Project Note	53,200	52,229	51,185	50,910
Six Project Loan	39,970	39,495	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	69,756
Bond payable	1,232	1,038	—	—
Total	$109,466	$142,506	$187,870	$202,854

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,				March 31,
	2008	2009	2010	2011	2012
Cumulative number of facilities	63	77	82	102	104

Promissory Notes with RBS Asset Finance, Inc.

On February 22, 2012, two of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $21.5 million (the 2012 RBS Loan). The 2012 RBS Loan was secured by Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the two properties owned by the two Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2012 RBS Loan bears interest at a fixed rate of 4.75%. Amounts borrowed under the 2012 RBS Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on March 1, 2012 and the balance due on March 1, 2019.

Among other things, under the RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. As of March 31, 2012, we were in compliance with all loan covenants.

As of March 31, 2012, our subsidiaries had $21.5 million outstanding on the 2012 RBS Loan.

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

Among other things, under the RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield . The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. As of March 31, 2012, we were in compliance with all loan covenants.

As of March 31, 2012, our subsidiaries had $33.9 million outstanding on the RBS Loan.
Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, we entered into the Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance to be due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at our option, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the plan) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the Facility agreement. In addition, we have a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on our leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Facility. See further details of the interest rate swap at Note 4 in Notes to Consolidated Financial Statements, Fair Value Measurements.

Among other things, under the Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of March 31, 2012, we were in compliance with all loan covenants.

Proceeds of the term loan portion of the Facility and any initial borrowings under the revolver portion of the Facility were used to refinance the Six Project Note with General Electric Capital Corporation (GECC) and the Revolver (both defined below), and shall continue to be used to fund facility acquisitions and other general working capital requirements.

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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2012, we were in compliance with all loan covenants.

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
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of March 31, 2012, our subsidiaries had $9.4 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of March 31, 2012, the balance outstanding on this mortgage loan was approximately $5.8 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
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
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.4 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively.

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
In December 2011, independent counsel for our special committee received confirmation that the DOJ has closed its criminal investigation, although as a matter of course the DOJ reserves the right to reopen such inquiries if new facts come to light. In January 2012, the DOJ also indicated that the government would be seeking certain additional information in furtherance of the remaining investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to our independent internal auditors requesting similar information. We produced records called for in the January 2012 subpoena, and discussions between government representatives and counsel for the special committee are ongoing.
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
Adoption of New Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) indefinitely deferred the provisions that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which Other Comprehensive Income is presented (for both interim and annual financial statements). During the deferral period, entities will still need to comply with the existing U.S. GAAP requirements for the presentation of reclassification adjustments. The adoption of this amendment did not have a material effect on our financial statements.

In July 2011, the FASB amended its standards on how health care entities present revenue and bad debt expense. Under the new guidance, health care entities are required to present bad debt expense related to patient service revenue as a reduction of patient service revenue (net of contractual allowances and discounts) on the statement of income for entities that do not assess a patient's ability to pay prior to rendering services. Further, it was determined, net presentation of bad debt expense in revenue would only apply to bad debts that are related to patient service revenue, to entities that provide services prior to assessing a patient's ability to pay, or to entities that recognize revenue prior to deciding that collection is reasonably assured. In addition, the final consensus requires health care entities to disclose information about the activity in the allowance for doubtful accounts, such as recoveries and write-offs, by using a mixture of qualitative and quantitative data. It will also require disclosure of the Company's policies for (i) assessing the timing and amount of uncollectible revenue recognized as bad debt expense; and (ii) assessing collectability in the timing and amount of revenue (net of contractual allowances and discounts). We adopted the disclosure requirements of this amendment during the first quarter of the current year. We determined the requirements for presentation of bad debt expense related to patient service revenue as a reduction of patient service revenue outlined in the amendment is not applicable as we assess each patient's ability to pay prior to rendering services.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the Facility, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Facility is available and could be used for short-term borrowing purposes. As of March 31, 2012, we had outstanding borrowings under the revolving credit facility portion of the Facility of $10.0 million.

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

Our cash and cash equivalents as of March 31, 2012 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of March 31, 2012, we held debt security investments of approximately $16.4 million, of which $10.1 million are AAA rated and backed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $6.3 million debt security investments are AA rated. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2012, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2011. In addition, for more information regarding our legal proceedings, please see Note 16 included in Part 1, Item 1 of this Form 10-Q.
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

We derived 39.3% and 38.6% of our revenue from the Medicaid program for the three months ended March 31, 2012 and 2011, respectively. We derived 34.5% and 37.0% of our revenue from the Medicare program for the three months ended March 31, 2012 and 2011, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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
On February 22, 2012, the President signed into law H.R. 3630, which among other things extended a payroll tax rate reduction and delayed a cut in physician and Part B services.  In establishing the funding for the law, payments to nursing facilities for residents' unpaid Medicare A co-insurance was reduced. The Deficit Reduction Act of 2005 had previously limited reimbursement of bad debt to 70% on privately responsibility co-insurance. However, under H.R. 3630, this reimbursement will be reduced to 65%.
Further, prior to the introduction of H.R. 3630, we were reimbursed for 100% of bad debt related to dual-eligible Medicare resident's co-insurance.  H.R. 3630 will phase down the dual-eligible reimbursement over three years.  Effective October 1, 2012, Medicare dual-eligible co-insurance reimbursement will decrease from 100% to 88%, with further reductions to 77% and 65% as of October 1, 2013 and 2014, respectively.  Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.
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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacy, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012 with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011. However, the application as to how the cash deferral will be applied is still being finalized. The effective date is June 1, 2011, or on such other date or dates as may be applicable.  The impact of this new law on us cannot be predicted with certainty as the application of the law has not been finalized.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

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

On March 26, 2012, the United States Supreme Court held a lengthy argument beginning its examination of the constitutionality of the PPACA. The justices took up four separate legal issues raised by the PPACA. The Supreme Court is also expected to examine whether the entire PPACA or just a portion of it would need to be struck down should the Supreme Court decide that the "individual mandate" was unconstitutional.

The Supreme Court's decision could have a wide ranging impact on the healthcare and health insurance systems, particularly if the entire PPACA is judged unconstitutional. At this time, we cannot predict how the Supreme Court will rule or what impact that ruling will have on our business.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of March 31, 2012, we had one facility under probe review.

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

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Sec. 1833(g)(5) of the Social Security Act and directed them to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary. The therapy cap exception was reauthorized in a number of subsequent laws, most recently in legislation which extends the exceptions process through December 31, 2012.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond December 31, 2012, which could also have an adverse effect on our revenue after that date.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2012, 74% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

In December 2011, independent counsel for our special committee received confirmation that the DOJ has closed its criminal investigation, although as a matter of course the DOJ reserves the right to reopen such inquiries if new facts come to light. In January 2012, the DOJ also indicated that the government would be seeking certain additional information in furtherance of the remaining investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to our independent internal auditors requesting similar information. We produced records called for in the January 2012 subpoena, and discussions between government representatives and counsel for the special committee are ongoing.

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

Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known. In the present matter, although the events leading to the actual and estimated overpayments covered multiple reporting periods, an allocation of the revenue adjustment to the prior periods would not have resulted in a material impact to revenue in any prior period. Therefore, during the quarter ended December 31, 2011, we accrued a revenue adjustment of approximately $0.5 million for the actual and estimated overpayments described above, with a resulting impact to net income of approximately $0.2 million in the quarter. We remitted the accrued amount to our Medicare Fiscal Intermediary in the first quarter of 2012.

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

During the three months ended March 31, 2012, we acquired two facilities and one business with a total of 173 operational beds. During the year ended December 31, 2011, we acquired twenty facilities and three businesses with a total of 2,161 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

At March 31, 2012, we had $202.9 million of outstanding indebtedness under the Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $127.7 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information
None.

Item 6.        Exhibits
EXHIBIT INDEX

Exhibit	Description

10.1
Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 22, 2012).

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

THE ENSIGN GROUP, INC.

May 2, 2012	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

10.1
Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 22, 2012).

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