Form 10-Q
period 2012-06-30
ENSIGN GROUP, INC
filed 2012-08-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2012, 21,461,637 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2012

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,785	$29,584
Accounts receivable—less allowance for doubtful accounts of $12,232 and $12,782 at June 30, 2012 and December 31, 2011, respectively	96,452	86,311
Investments—current	4,737	—
Prepaid income taxes	2,616	5,882
Prepaid expenses and other current assets	6,912	7,667
Deferred tax asset—current	10,620	11,195
Total current assets	154,122	140,639
Property and equipment, net	420,028	403,862
Insurance subsidiary deposits and investments	17,840	16,752
Escrow deposits	210	175
Deferred tax asset	4,913	3,514
Restricted and other assets	11,952	10,418
Intangible assets, net	5,078	2,321
Goodwill	22,180	17,177
Other indefinite-lived intangibles	10,598	1,481
Total assets	$646,921	$596,339
Liabilities and equity
Current liabilities:
Accounts payable	$21,077	$21,169
Accrued wages and related liabilities	33,926	41,958
Accrued self-insurance liabilities—current	16,259	12,369
Other accrued liabilities	18,534	18,577
Current maturities of long-term debt	7,080	6,314
Total current liabilities	96,876	100,387
Long-term debt—less current maturities	194,069	181,556
Accrued self-insurance liabilities—less current portion	33,492	31,904
Fair value of interest rate swap	2,723	2,143
Deferred rent and other long-term liabilities	3,312	2,864
Total liabilities	330,472	318,854

Commitments and contingencies (Note 16)
Temporary equity - redeemable noncontrolling interest	11,506	—
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 21,800 and 21,422 shares issued and outstanding at June 30, 2012, respectively, and 21,575 and 21,179 shares issued and outstanding at December 31, 2011, respectively	22	22
Additional paid-in capital	82,484	77,257
Retained earnings	226,843	204,073
Common stock in treasury, at cost, 378 and 396 shares at June 30, 2012 and December 31, 2011, respectively	(2,585)	(2,559)
Accumulated other comprehensive loss	(1,662)	(1,308)
Total Ensign Group, Inc. stockholders' equity	305,102	277,485
Non-controlling interest	(159)	—
Total equity	304,943	277,485
Total liabilities and equity	$646,921	$596,339
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$204,308	$186,326	$406,468	$369,269
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	162,599	145,637	323,428	288,792
Facility rent—cost of services	3,368	3,433	6,689	7,049
General and administrative expense	8,137	7,592	15,834	14,993
Depreciation and amortization	7,042	5,546	13,966	10,605
Total expenses	181,146	162,208	359,917	321,439
Income from operations	23,162	24,118	46,551	47,830
Other income (expense):
Interest expense	(3,114)	(2,739)	(6,039)	(5,466)
Interest income	52	75	103	130
Other expense, net	(3,062)	(2,664)	(5,936)	(5,336)
Income before provision for income taxes	20,100	21,454	40,615	42,494
Provision for income taxes	7,821	8,478	15,508	16,772
Net income	12,279	12,976	25,107	25,722
Less: net loss attributable to noncontrolling interests	(177)	—	(253)	—
Net income attributable to The Ensign Group, Inc.	$12,456	$12,976	$25,360	$25,722
Net income per share:
Basic	$0.58	$0.62	$1.19	$1.23
Diluted	$0.57	$0.60	$1.16	$1.19
Weighted average common shares outstanding:
Basic	21,368	20,909	21,309	20,881
Diluted	21,886	21,579	21,841	21,535
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$12,279	$12,976	$25,107	$25,722
Other comprehensive loss, net of tax:
Net unrealized loss on interest rate swap, net of tax of $224 and $226 for the three and six months ended June 30, 2012	(349)	—	(354)	—
Comprehensive income	11,930	12,976	24,753	25,722
Less: net loss attributable to noncontrolling interests	(177)	—	(253)	—
Comprehensive income attributable to The Ensign Group, Inc.	$12,107	$12,976	$25,006	$25,722

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$25,107	$25,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,966	10,605
Amortization of deferred financing fees and debt discount	411	327
Deferred income taxes	(597)	(1,854)
Provision for doubtful accounts	3,939	4,041
Share-based compensation	1,615	1,677
Excess tax benefit from share-based compensation	(618)	(532)
Loss (gain) on disposition of property and equipment	203	(1)
Change in operating assets and liabilities
Accounts receivable	(14,063)	(12,300)
Prepaid income taxes	3,266	(94)
Prepaid expenses and other current assets	767	103
Insurance subsidiary deposits and investments	(5,825)	97
Accounts payable	(901)	349
Accrued wages and related liabilities	(8,032)	(2,318)
Other accrued liabilities	255	107
Accrued self-insurance	5,250	1,825
Deferred rent liability	317	(308)
Net cash provided by operating activities	25,060	27,446
Cash flows from investing activities:
Purchase of property and equipment	(16,382)	(18,684)
Cash payment for business acquisitions	(18,045)	(45,029)
Cash payment for asset acquisitions	—	(7,339)
Escrow deposits	(210)	(1,450)
Escrow deposits used to fund business acquisitions	175	14,422
Cash proceeds from the sale of property and equipment	30	324
Restricted and other assets	(1,398)	(489)
Net cash used in investing activities	(35,830)	(58,245)
Cash flows from financing activities:
Proceeds from issuance of debt	21,525	—
Payments on long-term debt	(8,306)	(2,417)
Repurchases of shares of common stock	(174)	—
Issuance of treasury stock upon exercise of options	147	105
Issuance of common stock upon exercise of options	2,995	949
Dividends paid	(2,576)	(2,308)
Excess tax benefit from share-based compensation	618	532
Payments of deferred financing costs	(258)	(39)
Net cash provided by (used in) financing activities	13,971	(3,178)
Net increase (decrease) in cash and cash equivalents	3,201	(33,977)
Cash and cash equivalents beginning of period	29,584	72,088
Cash and cash equivalents end of period	$32,785	$38,111
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,129	$5,612
Income taxes	$12,215	$18,165
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$11,600	$—
Accrued capital expenditures	$809	$1,208
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 105 facilities, six home health and four hospice operations as of June 30, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company recently entered into a joint venture to develop and operate urgent care centers and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. The Company's facilities have a collective capacity of approximately 12,000 operational skilled nursing, assisted living and independent living beds. As of June 30, 2012, the Company owned 80 of its 105 facilities and operated an additional 25 facilities through long-term lease arrangements, and had options to purchase five of those 25 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 (collectively, the Interim Financial Statements), are unaudited. Certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2011 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing, assisted living facilities, and home health and hospice operations. Additionally, the Company's Interim Financial Statements include accounts of its majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its condensed consolidated balance sheets. Noncontrolling interest that is redeemable at the option of the minority shareholder is presented outside of permanent equity in the mezzanine section as temporary equity in the Company's consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its condensed consolidated statements of income.

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

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, interest rate swap agreements, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The interest rate swap is carried at fair value on the balance sheet. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments in Note 4, Fair Value Measurements.
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's revenue is derived primarily from providing healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Revenue from the Medicare and Medicaid programs accounted for 73.6% and 73.7% of the Company’s revenue for the three and six months ended June 30, 2012, and 75.3% and 75.5% for the three and six months ended June 30, 2011, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments that (decreased) increased revenue by $(5) and $312 for the three and six months ended June 30, 2012 and $295 and $841 for the three and six months ended June 30, 2011, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any impairment during the six months ended June 30, 2012 or 2011.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges during the six months ended June 30, 2012 or 2011.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2012, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 100 facilities.
The self-insured retention and deductible limits for general and professional liability and workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis, net of anticipated insurance recoveries, in the accompanying condensed consolidated balance sheets were $32,579 and $29,196 as of June 30, 2012 and December 31, 2011, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $11,214 and $9,827 as of June 30, 2012 and December 31, 2011, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,916 and $2,436 at June 30, 2012 and December 31, 2011, respectively.
In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, the Company has recorded an asset and equal liability of $3,042 and $2,814 at June 30, 2012 and December 31, 2011, respectively, in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis.
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

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of June 30, 2012, accumulated other comprehensive losses were $2,723, recorded net of tax of $1,061, or $1,662, in stockholders' equity. As of December 31, 2011, accumulated other comprehensive losses were $2,143, net of tax of $835, or $1,308.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income	$12,279	$12,976	$25,107	$25,722
Less: net loss attributable to the noncontrolling interests (2)	(177)	—	(253)	—
Net income attributable to The Ensign Group, Inc.	12,456	12,976	25,360	25,722
Denominator:
Weighted average shares outstanding for basic net income per share	21,368	20,909	21,309	20,881
Basic net income per common share	$0.58	$0.62	$1.19	$1.23

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income	$12,279	$12,976	$25,107	$25,722
Less: net loss attributable to the noncontrolling interests (2)	(177)	—	(253)	—
Net income attributable to The Ensign Group, Inc.	12,456	12,976	25,360	25,722
Denominator:
Weighted average common shares outstanding	21,368	20,909	21,309	20,881
Plus: incremental shares from assumed conversion (1)	518	670	532	654
Adjusted weighted average common shares outstanding	21,886	21,579	21,841	21,535
Diluted net income per common share	$0.57	$0.60	$1.16	$1.19

(1)
Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 188 and 187 for the three and six months ended June 30, 2012, respectively, and 32 for both the three and six months ended June 30, 2011, respectively.

(2)	See further discussion of noncontrolling interest at Note 14, Temporary Equity - Redeemable Noncontrolling Interest

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,785	$—	$—	$29,584	$—	$—
Fair value of interest rate swap	$—	$2,723	$—	$—	$2,143	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 2 for further discussion of our significant accounting policies.

Debt Security Investments - Held to Maturity

At June 30, 2012 and December 31, 2011, the Company had approximately $22,577 and $16,466, respectively, in debt security investments which were held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at June 30, 2012, approximately $6,054 is held in AAA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, $6,442 is held in AA-rated debt securities and $10,081 is held in A-rated debt securities. At December 31, 2011, approximately $10,140 was held in AAA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program and $6,326 was held in AA-rated debt securities These debt securities mature from December 2012 to August 2014.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedges was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $244 and $470 for the three and six months ended June 30, 2012. In addition, based on the June 30, 2012 interest rate swap valuation, the Company expects to record swap interest expense of approximately $960 during the year ended December 31, 2012.

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

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of June 30, 2012 of $2,723, net of tax of $1,061, or $1,662, in stockholders' equity. As the swap was entered into in the third quarter of 2011, no comparable amount was recorded in the second quarter of the prior year. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and six months ended June 30, 2012 and 2011 is summarized in the following table:

	Three Months Ended June 30,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$73,641	36.0%	$67,080	36.0%
Medicare	70,396	34.5	68,964	37.0
Medicaid — skilled	6,413	3.1	4,296	2.3
Total Medicaid and Medicare	150,450	73.6	140,340	75.3
Managed care	25,730	12.6	24,175	13.0
Private and other payors	28,128	13.8	21,811	11.7
Revenue	$204,308	100.0%	$186,326	100.0%

	Six Months Ended June 30,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$147,224	36.2%	$133,306	36.1%
Medicare	140,190	34.5	136,605	37.0
Medicaid — skilled	12,274	3.0	8,706	2.4
Total Medicaid and Medicare	299,688	73.7	278,617	75.5
Managed care	51,422	12.7	48,317	13.1
Private and other payors	55,358	13.6	42,335	11.4
Revenue	$406,468	100.0%	$369,269	100.0%

Accounts receivable as of June 30, 2012 and December 31, 2011 is summarized in the following table:

	June 30, 2012	December 31, 2011
Medicaid	$30,222	$30,286
Managed care	25,375	22,068
Medicare	33,707	28,061
Private and other payors	19,380	18,678
	108,684	99,093
Less: allowance for doubtful accounts	(12,232)	(12,782)
Accounts receivable	$96,452	$86,311

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
During the six months ended June 30, 2012, the Company acquired two stand-alone skilled nursing facilities, one stand-alone assisted living facility, two home health operations and one hospice operation. The aggregate purchase price of the six business acquisitions was approximately $16,423, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The facilities acquired during the six months ended June 30, 2012 are as follows:

•
On February 1, 2012, the Company purchased an assisted living facility in Nevada for approximately $2,111, which was paid in cash. This acquisition added 60 operational assisted living beds to the Company's operations.

•
On February 10, 2012, the Company acquired a home health operation in Oregon for approximately $530, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company recognized $530 in other indefinite-lived intangible assets as part of this transaction.

•
On March 1, 2012, the Company acquired a skilled nursing facility in Idaho for approximately $2,780, which was paid in cash. This acquisition added 113 operational skilled nursing beds to the Company's operations.

•
On April 1, 2012, the Company acquired a home health and a hospice operation in Utah and Arizona for approximately $3,000, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company recognized $2,279 in goodwill and $687 in other indefinite-lived intangible assets as part of this transaction.

•	On June 1, 2012, the Company acquired a skilled nursing facility in Texas for $8,002, which was paid in cash. This addition added 150 operational skilled nursing beds to the Company's operations.
The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the six months ended June 30, 2012 and 2011:

	June 30,
	2012	2011
Land	$676	$5,814
Building and improvements	11,253	35,270
Equipment, furniture and fixtures	802	1,127
Assembled occupancy	196	837
Goodwill	2,279	1,412
Other intangible assets	1,217	569
	$16,423	$45,029

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2012, the Company announced the formation of Immediate Clinic (IC), a majority owned subsidiary, to develop and operate urgent care facilities and related businesses. The Company anticipates the first IC operated facilities will open in the third quarter of 2012.

•	On February 15, 2012, IC purchased an equity investment in an urgent care software service provider for $1,400. See additional details in Note 10, Restricted and Other Assets.

•
On March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2,000, adjusted for certain items at the time of close and redeemable noncontrolling interest. The noncontrolling interest was fair valued at the acquisition date at $11,600. The Company recognized intangible assets of $7,900 in trade name, $3,000 in franchise relationships and $2,724 in goodwill. See additional details in Note 9, Goodwill and Other Indefinite-Lived Intangible Assets - Net and Note 14, Temporary Equity - Redeemable Noncontrolling Interest.

On August 1, 2012, the Company acquired two skilled nursing facilities, one of which also offers assisted living services, for approximately $4,350, which was paid in cash. This addition added 94 operational skilled nursing beds and 24 assisted living units to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

In addition, on August 1, 2012, the Company purchased the underlying assets of one of its skilled nursing facilities in California, for $2,982, which was paid in cash. This acquisition did not impact the Company's operational bed count.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The businesses acquired during the six months ended June 30, 2012 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the June 30, 2012 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
Land	$67,855	$67,179
Buildings and improvements	320,644	297,016
Equipment	74,656	66,483
Furniture and fixtures	8,750	8,731
Leasehold improvements	30,501	28,686
Construction in progress	3,544	8,213
	505,950	476,308
Less: accumulated depreciation	(85,922)	(72,446)
Property and equipment, net	$420,028	$403,862

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INTANGIBLE ASSETS — Net

	Weighted	June 30, 2012			December 31, 2011
	Average Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$846	$(630)	$216	$846	$(604)	$242
Favorable lease	15.0	1,596	(373)	1,223	1,596	(319)	1,277
Assembled occupancy	0.5	2,162	(2,057)	105	1,966	(1,750)	216
Facility trade name	30.0	733	(159)	574	733	(147)	586
Franchise relationships	25.0	3,000	(40)	2,960	—	—	—
Total		$8,337	$(3,259)	$5,078	$5,141	$(2,820)	$2,321
Amortization expense was $200 and $439 for the three and six months ended June 30, 2012 and $411 and $705 for the three and six months ended June 30, 2011, respectively. Of the $439 in amortization expense incurred during the six months ended June 30, 2012, approximately $307 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2012 (remainder)	$258
2013	306
2014	306
2015	286
2016	266
2017	261
Thereafter	3,395
$5,078

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

The following table represents activity in goodwill as of June 30, 2012 and December 31, 2011:

Goodwill
January 1, 2012	$17,177
Additions	5,003
Impairments	—
June 30, 2012	$22,180

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2012, the Company anticipates that $19,456 in goodwill recognized will be fully deductible for tax purposes. The remaining goodwill balance of $2,724 may be fully deductible for tax purposes dependent on the noncontrolling interest holders exercising their right to require DRX to purchase additional ownership. Refer to additional details in Note 14, Temporary Equity - Redeemable Noncontrolling Interests.
Other indefinite-lived intangible assets consists of the following:

	June 30,	December 31,
	2012	2011
Trade name	$8,000	$66
Home health and hospice Medicare license	2,598	1,415
	$10,598	$1,481
During the six months ended June 30, 2012, the Company recognized $7,900 in trade name intangible assets as part of the DRX acquisition on March 1, 2012. Additionally, the Company recorded $1,183 in home health and hospice Medicare license intangible assets as part of its acquisitions of two home health operations and one hospice operation during the six months ended June 30, 2012.

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
Restricted and other assets consist of the following:

	June 30, 2012	December 31, 2011
Deposits with landlords	$826	$789
Capital improvement reserves with landlords and lenders	3,545	3,585
Debt issuance costs, net	3,139	3,230
Long-term insurance losses recoverable asset	3,042	2,814
Equity method investment	1,400	—
Restricted and other assets	$11,952	$10,418
Included in other assets, as of June 30, 2012, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and a non-marketable equity investment accounted for under the equity method. The investment is recorded at cost and is evaluated periodically for impairment.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Quality assurance fee	$1,892	$3,912
Resident refunds payable	4,085	3,346
Deferred revenue	2,136	1,856
Cash held in trust for residents	1,583	1,648
Resident deposits	1,430	1,397
Dividends payable	1,298	1,283
Property taxes	2,477	2,224
Other	3,633	2,911
Other accrued liabilities	$18,534	$18,577
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
Federal	$8,704	$9,013	$13,664	$15,636
State	1,367	1,612	2,441	2,990
	10,071	10,625	16,105	18,626
Deferred:
Federal	(2,007)	(1,931)	(219)	(1,613)
State	(243)	(216)	(378)	(241)
	(2,250)	(2,147)	(597)	(1,854)
Total	$7,821	$8,478	$15,508	$16,772

The Company’s deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets (liabilities):
Accrued expenses	$19,867	$18,690
Allowance for doubtful accounts	5,032	5,254
State taxes	—	145
Tax credits	2,049	1,775
Net loss attributable to IC	134	—
Total deferred tax assets	27,082	25,864
State taxes	(785)	—
Depreciation and amortization	(8,956)	(9,122)
Prepaid expenses	(1,808)	(2,033)
Total deferred tax liabilities	(11,549)	(11,155)
Net deferred tax assets	$15,533	$14,709
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. In 2012, the statute of limitations will lapse on the Company's 2007 and 2008 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. The Company does not believe the California examination or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three or six months ended June 30, 2012 or 2011.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$21,363	$—
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at July 15, 2016, secured by substantially all of the Company’s personal property.	81,250	88,125
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	50,639	51,185
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	33,665	34,149
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,339	9,471
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,776	5,884
	202,032	188,814
Less current maturities	(7,080)	(6,314)
Less debt discount	(883)	(944)
	$194,069	$181,556

Promissory Note with RBS Asset Finance, Inc.
On February 17, 2012, two of the Company's real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $21,525 (the 2012 RBS Loan). The 2012 RBS Loan was secured by Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the properties owned by the Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2012 RBS Loan bears interest at a fixed rate of 4.75%. Amounts borrowed under the 2012 RBS Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on April 1, 2012 and the balance due on March 1, 2019.
Among other things, under the RBS Loan, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of June 30, 2012, the Company was in compliance with all loan covenants.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. TEMPORARY EQUITY- REDEEMABLE NONCONTROLLING INTEREST
Owners of noncontrolling interests in certain of the Company's subsidiaries have the right in certain circumstances to require it to purchase additional ownership interests in DRX at an amount defined in the applicable agreements. The 25% noncontrolling interest is accounted for as redeemable noncontrolling interest as redemption is outside the Company's control. As such, the redeemable noncontrolling interest is reported in the mezzanine section in the Company's condensed consolidated balance sheets as temporary equity. The aggregate estimated maximum amount the Company could be required to pay in future periods is $13,500. As of June 30, 2012, the carrying amount of the redeemable noncontrolling interests is $11,506. The ultimate amount paid could be different as the redemption amount is primarily dependent on the future results of operations of the subject businesses, and the timing of the exercise of these rights.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,790 as of June 30, 2012.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 92 options and 76 restricted stock awards from the 2007 Plan during the six months ended June 30, 2012.

The Company used the following assumptions for stock options granted during the three months ended June 30, 2012 and 2011:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2012	49	1.05%	6.5 years	55%	0.93%
2011	23	2.13%	6.5 years	55%	0.93%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2012 and 2011:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighed Average Dividend Yield
2012	92	1.05%	-	1.18%	6.5 years	55%	0.93%
2011	32	2.13%	-	2.53%	6.5 years	55%	0.93%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2012 and 2011, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2012	92	$25.43	$12.44
2011	32	$27.91	$14.11

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2012 and 2011 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2012	1,633	$12.97	936	$10.65
Granted	92	25.43
Forfeited	(33)	16.23
Exercised	(160)	11.10
June 30, 2012	1,532	$13.85	911	$11.15

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2012:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2003	$0.67	-	0.81	4	*	1	4
2004	1.96	-	2.46	13	*	2	13
2005	4.99	-	5.75	89	*	3	89
2006	7.05	-	7.50	227	2,164	4	227
2008	9.38	-	14.87	523	2,840	6	356
2009	14.88	-	16.70	383	3,042	7	182
2010	17.47	-	18.16	108	956	8	34
2011	21.61	-	29.30	93	1,149	9	6
2012	24.04	-	27.05	92	1,145	10	—
Total				1,532	$11,296		911
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three and six months ended June 30, 2012, the Company granted 13 and 76 restricted stock awards, respectively. During the three and six months ended June 30, 2011, the Company granted 47 and 82 restricted awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of June 30, 2012, and changes during the six month period ended June 30, 2012 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	210	$22.32
Granted	76	25.76
Vested	(76)	25.89
Forfeited	(5)	23.44
Nonvested at June 30, 2012	205	$22.13

Total share-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011
Share-based compensation expense related to stock options	$421	$574	$920	$1,218
Share-based compensation expense related to restricted stock awards	363	272	695	459
Total	$784	$846	$1,615	$1,677
In future periods, the Company expects to recognize approximately $5,240 and $4,238 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2012. Future stock based compensation expense will be recognized over 2.9 and 3.8 weighted average years for unvested options and restricted stock awards, respectively. There were 622 unvested and outstanding options at June 30, 2012, of which 591 are expected to vest. The weighted average contractual life for options vested at June 30, 2012 was 6.6 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2012 and December 31, 2011 is as follows:

Options	June 30, 2012	December 31, 2011
Outstanding	$22,112	$18,942
Vested	15,592	12,960
Expected to vest	5,881	5,374
Exercised	2,564	5,651
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

16. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,482 and $6,918 for the three and six months ended June 30, 2012 and $3,548 and $7,279 for the three and six months ended June 30, 2011, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of June 30, 2012.
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
A significant portion of the Company’s revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Any significant future change to reimbursement rates or regulation on how services are provided could have a material effect on the Company’s operations.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.
Income Tax Examinations — During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. In 2012, the statute of limitations will lapse on the Company's 2007 and 2008 income tax years for state and Federal purposes, respectively; however, the Company does not believe this lapse will significantly impact unrecognized tax benefits for any uncertain tax positions. See Note 12, Income Taxes.
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
Other companies in the Company's industry have been the subject of lawsuits alleging negligence, abuses and other causes of action which have, in some cases, resulted in large demand awards and settlements. In addition, there has been an increase in the number of class-action suits filed against the Company and other companies in its industry, which also have the potential to result in large damage awards and settlements. For example, a class action suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company’s California facilities. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court.
Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or litigation. These "staffing" suits have become more prevalent in the wake of previous substantial jury award against one of the Company's competitors, and the Company expects the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. The Company is currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and have reached a tentative settlement with class counsel that is currently awaiting court approval. The costs associated with the settlement include attorney's fees, estimated class payout, and related costs and expenses, were $5,000, of which, $2,596 of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. Assuming that the settlement is approved by the court, the settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.
Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the six months ended June 30, 2012. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

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

In January 2012, the DOJ indicated that the government would be seeking certain additional information in furtherance of the remaining civil investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to the Company's independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to the Company's independent internal auditors requesting similar information.

The Company has produced records called for in the January 2012 subpoena, and discussions between government representatives and counsel for the special committee are ongoing. The Company continues to cooperate with the government as part of an ongoing effort to move the matter to a resolution. In particular, while the Company seeks to address any questions the government may have after it completes its review of specific patient files requested, counsel for the special committee and counsel for the government are also attempting to develop a process to resolve, in advance of formal litigation, any civil claims the government may believe it has after concluding its investigation. In addition, the Company continues to make improvements to its compliance programs and systems.

The Company cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any litigation. And although the Company believes there is a reasonable possibility that a loss may be incurred, it cannot estimate the possible loss or range of loss that may result from any such proceedings and, therefore, the Company has not recorded any related accruals. If any litigation were to proceed, and the Company is subjected to, alleged to be liable for, or agrees to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, its business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the Company's assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 58.8% and 58.9% of its total accounts receivable as of June 30, 2012 and December 31, 2011, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.6% and 73.7% of the Company’s revenue for the three and six months ended June 30, 2012, and 75.3% and 75.5% for the three and six months ended June 30, 2011, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of August 1, 2012, the Company had approximately $1,200 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 105 facilities, six home health and four hospice operations as of June 30, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We recently entered into a joint venture to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of June 30, 2012, we owned 80 of our 105 facilities and operated an additional 25 facilities under long-term lease arrangements, and had options to purchase five of those 25 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2012:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	80	5	20	105
Percent of total	76.2%	4.8%	19.0%	100%
Operational skilled nursing, assisted living and independent living beds	9,010	657	2,305	11,972
Percent of total	75.3%	5.5%	19.2%	100%

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

Facility Acquisition History

	December 31,							June 30,
	2005	2006	2007	2008	2009	2010	2011	2012
Cumulative number of facilities	46	57	61	63	77	82	102	105
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,702	11,972

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of June 30, 2012:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	35	13	22	11	5	3	4	3	4	5	105
Operational skilled nursing, assisted living and independent living beds	3,864	1,902	2,812	1,342	463	274	359	304	296	356	11,972

On February 1, 2012, we acquired an assisted living facility in Nevada for approximately $2.1 million, which was paid in cash. This acquisition added 60 operational assisted living beds to our operation. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.

On February 10, 2012, we acquired a home health operation in Oregon for approximately $0.5 million, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
On March 1, 2012, we acquired a skilled nursing facility in Idaho for approximately $2.8 million, which was paid in cash. This acquisition added 113 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
On April 1, 2012, we acquired a home health and hospice operation in Utah for approximately $3.0 million, which was paid in cash. The acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
On June 1, 2012, we acquired a skilled nursing facility in Texas for $8.0 million, which was paid in cash. This addition added 150 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
See further discussion of facility acquisitions in Note 6 in Notes to Condensed Consolidated Financial Statements.

Recent Developments

Effective June 15, 2012, Mr. Daren J. Shaw was appointed by the board of directors, at the recommendation of the nomination and corporate governance committee, to serve on the audit committee with Mr. John Nackel and Mr. Thomas Maloof (Chair). Mr. Shaw has also been appointed by the board of directors to serve on the nomination and corporate governance committee and the compensation committee. On July 26, 2012, the board of directors appointed Mr. Shaw to serve as the chair of the audit committee effective September 1, 2012.
On August 1, 2012, we acquired two skilled nursing facilities, one of which also provides assisted living services in Idaho for approximately $4.4 million, which was paid in cash. This addition added 94 skilled nursing and 24 assisted living units. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.

In addition, on August 1, 2012, we purchased the underlying assets of one of our skilled nursing facilities in California, for $3.0 million, which was paid in cash. This acquisition did not impact our operational bed count.

Joint Venture - Urgent Care

Immediate Clinic

On January 10, 2012, we announced a joint venture to develop and operate urgent care facilities and related businesses. The joint venture, Immediate Clinic Corporation (IC), will be led by Dr. John Shufeldt, a founder and former Chief Executive Officer of a large privately-owned provider of urgent care and occupational medical services. IC will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Design and construction planning for several new locations is currently underway, and IC is also seeking opportunities to acquire existing urgent care operations across the United States. IC expects to open its first facilities within the third quarter of fiscal 2012.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Skilled Mix:
Days	26.1%	26.3%	26.2%	26.3%
Revenue	50.4%	52.7%	50.5%	52.8%
Quality Mix:
Days	39.4%	38.1%	39.4%	38.2%
Revenue	60.1%	60.9%	60.0%	61.0%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Occupancy:
Operational beds at end of period	11,972	10,461	11,972	10,461
Available patient days	1,080,302	942,679	2,147,464	1,850,495
Actual patient days	855,782	746,995	1,707,293	1,478,480
Occupancy percentage (based on operational beds)	79.2%	79.2%	79.5%	79.9%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$73,641	36.0%	$67,080	36.0%	$147,224	36.2%	$133,306	36.1%
Medicare	70,396	34.5	68,964	37.0	140,190	34.5	136,605	37.0
Medicaid-skilled	6,413	3.1	4,296	2.3	12,274	3.0	8,706	2.4
Total	150,450	73.6	140,340	75.3	299,688	73.7	278,617	75.5
Managed Care	25,730	12.6	24,175	13.0	51,422	12.7	48,317	13.1
Private and Other(1)	28,128	13.8	21,811	11.7	55,358	13.6	42,335	11.4
Total revenue	$204,308	100.0%	$186,326	100.0%	$406,468	100.0%	$369,269	100.0%
______________________

(1)	Includes revenue from assisted living facilities, home health and hospice and franchise operations.
Critical Accounting Policies Update
There have been no significant changes during the six month period ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC, except for the following:

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
Equity Investment
Our majority-owned subsidiary has a non-marketable equity investment which is accounted for under the equity method. The investment is initially recorded at cost and we will adjust the carrying amount for its share of the earnings or losses of the investee after the date of investment. The investment is evaluated periodically for impairment. If it is determined that a decline of the investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.

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
On July 27, 2012, the Centers for Medicare and Medicaid Services (CMS) announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase will be offset by the 2% sequestration reduction, discussed below, which will become effective January 1, 2013.
On July 6, 2012, CMS announced its proposed rule for the Home Health Prospective Payment System (PPS) increasing payments to home health service organizations by $20.0 million. The proposed home health rule provides a net increase of 0.1% in Medicare payments, made up of a 2.5% market basket increase, offset by mandatory cuts under the Patient Protection and Affordable Care Act. If finalized, the proposed rule will be effective beginning January 1, 2013.
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

On June 28, 2012 the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of PPACA to proceed. The provisions of PPACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our facilities or operations in a way that could have a material adverse impact on the results of operations.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	79.6	78.2	79.6	78.2
Facility rent—cost of services	1.7	1.8	1.6	1.9
General and administrative expense	4.0	4.1	3.9	4.1
Depreciation and amortization	3.4	3.0	3.4	2.9
Total expenses	88.7	87.1	88.5	87.1
Income from operations	11.3	12.9	11.5	12.9
Other income (expense):
Interest expense	(1.5)	(1.5)	(1.5)	(1.5)
Interest income	—	0.1	—	0.1
Other expense, net	(1.5)	(1.4)	(1.5)	(1.4)
Income before provision for income taxes	9.8	11.5	10.0	11.5
Provision for income taxes	3.8	4.5	3.8	4.5
Net income	6.0	7.0	6.2	7.0
Less: net (loss) attributable to the noncontrolling interests	(0.1)	—	—	—
Net income attributable to Ensign	6.1%	7.0%	6.2%	7.0%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Consolidated Statements of Income Data:
Net income	$12,279	$12,976	$25,107	$25,722
Net loss attributable to noncontrolling interests	177	—	253	—
Interest expense, net	3,062	2,664	5,936	5,336
Provision for income taxes	7,821	8,478	15,508	16,772
Depreciation and amortization	7,042	5,546	13,966	10,605
EBITDA(1)	$30,381	$29,664	$60,770	$58,435
Facility rent—cost of services	3,368	3,433	6,689	7,049
EBITDAR(1)	$33,749	$33,097	$67,459	$65,484
_______________________

(1)
EBITDA and EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$204,308	$186,326	$17,982	9.7%
Number of facilities at period end	105	87	18	20.7%
Actual patient days	855,782	746,995	108,787	14.6%
Occupancy percentage — Operational beds	79.2%	79.2%		—%
Skilled mix by nursing days	26.1%	26.3%		(0.2)%
Skilled mix by nursing revenue	50.4%	52.7%		(2.3)%

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$141,016	$142,930	$(1,914)	(1.3)%
Number of facilities at period end	62	62	—	—%
Actual patient days	537,061	531,330	5,731	1.1%
Occupancy percentage — Operational beds	83.1%	81.9%		1.2%
Skilled mix by nursing days	30.1%	29.4%		0.7%
Skilled mix by nursing revenue	55.0%	56.4%		(1.4)%

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$35,606	$34,986	$620	1.8%
Number of facilities at period end	20	20	—	—%
Actual patient days	163,215	160,262	2,953	1.8%
Occupancy percentage — Operational beds	74.3%	72.9%		1.4%
Skilled mix by nursing days	16.8%	16.4%		0.4%
Skilled mix by nursing revenue	36.7%	38.1%		(1.4)%

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$27,686	$8,410	$19,276	NM
Number of facilities at period end	23	5	18	NM
Actual patient days	155,506	55,403	100,103	NM
Occupancy percentage — Operational beds	72.7%	74.6%		NM
Skilled mix by nursing days	17.5%	17.4%		NM
Skilled mix by nursing revenue	38.6%	39.1%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2009.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2009 to December 31, 2010.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2011.

Revenue. Revenue increased $18.0 million, or 9.7%, to $204.3 million for the three months ended June 30, 2012 compared to $186.3 million for the three months ended June 30, 2011. Of the $18.0 million increase, Medicare and managed care revenue increased $3.0 million, or 3.2%, Medicaid revenue increased $6.6 million, or 9.8%, private and other revenue increased $6.3 million, or 29.0% and other skilled revenue increased $2.1 million, or 49.3%. Revenue generated by Recently Acquired Facilities increased by approximately $19.3 million. Since January 1, 2011, the Company has acquired 23 facilities, five home health and two hospice operations in ten states.

Revenue generated by Same Facilities decreased $1.9 million, or 1.3%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Medicare revenue per patient day decreased 12.5% during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was primarily due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented on October 1, 2011. This rate reduction was offset by an increase in skilled mix by nursing days of 0.7%, to 30.1%, which was the result of an increase in Medicare patient days at Same Facilities of 4.2% as well as an increase in occupancy of 1.2% to 83.1%.

Revenue at Transitioning Facilities increased by $0.6 million, or 1.8% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily due to an increase in skilled mix by nursing days of 0.4%, to 16.8%, which was the result of an increase in managed care patient days at Transitioning Facilities of 7.4% as well as an increase in occupancy of 1.4% to 74.3%. This increase helped to offset a decrease in Medicare revenue per patient day of 11.0% at Transitioning Facilities for the three months ended June 30, 2012.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2012	2011	2012	2011	2012	2011	2012	2011	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$559.93	$639.66	$484.06	$543.96	$472.17	$474.38	$539.42	$618.96	(12.9)%
Managed care	370.28	368.52	407.56	432.48	382.55	497.78	374.15	374.75	(0.2)%
Other skilled	580.47	518.68	586.21	477.75	—	—	581.21	515.61	12.7%
Total skilled revenue	491.21	529.10	471.46	514.41	456.98	476.15	486.00	526.05	(7.6)%
Medicaid	169.38	167.55	162.64	162.23	146.28	149.38	165.63	165.84	(0.1)%
Private and other payors	195.86	186.24	174.28	173.53	165.59	166.05	182.28	181.33	0.5%
Total skilled nursing revenue	$268.78	$275.64	$216.27	$221.52	$206.98	$211.84	$251.31	$262.43	(4.2)%

Medicare daily rates decreased by 12.9%, due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented in October 2011. The second quarter 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate decreased 0.1% for the three months ended June 30, 2012 relative to the same period in the prior year, primarily due to decreases in rates in Arizona due to changes in base reimbursement rates.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Revenue:
Medicare	35.3%	38.2%	25.8%	29.1%	33.1%	36.0%	33.6%	36.7%
Managed care	15.4	15.1	8.0	7.9	5.5	3.1	13.1	13.5
Other skilled	4.3	3.1	2.9	1.1	—	—	3.7	2.5
Skilled mix	55.0	56.4	36.7	38.1	38.6	39.1	50.4	52.7
Private and other payors	7.0	7.0	11.6	10.6	26.5	26.6	9.7	8.2
Quality mix	62.0	63.4	48.3	48.7	65.1	65.7	60.1	60.9
Medicaid	38.0	36.6	51.7	51.3	34.9	34.3	39.9	39.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Days:
Medicare	17.0%	16.5%	11.5%	11.9%	14.5%	16.1%	15.7%	15.5%
Managed care	11.1	11.2	4.2	4.0	3.0	1.3	8.8	9.4
Other skilled	2.0	1.7	1.1	0.5	—	—	1.6	1.4
Skilled mix	30.1	29.4	16.8	16.4	17.5	17.4	26.1	26.3
Private and other payors	9.5	10.4	14.5	13.5	33.1	34.0	13.3	11.8
Quality mix	39.6	39.8	31.3	29.9	50.6	51.4	39.4	38.1
Medicaid	60.4	60.2	68.7	70.1	49.4	48.6	60.6	61.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $17.0 million, or 11.6%, to $162.6 million million for the three months ended June 30, 2012 compared to $145.6 million for the three months ended June 30, 2011. Of the $17.0 million increase, Same Facilities increased $0.6 million, or 0.6% and Recently Acquired Facilities increased $15.3 million. The $0.6 million increase in Same Facility cost of services was primarily due to an increase in ancillary expenses. The increase in ancillary expenses was primarily due to increased therapy costs as was anticipated due to the change in therapy regulation implemented on October 1, 2011. Cost of services increased as a percent of total revenue to 79.6% for the three months ended June 30, 2012 as compared to 78.2% for the three months ended June 30, 2011.
Facility Rent — Cost of Services. Facility rent — cost of services remained consistent at $3.4 million for the three months ended June 30, 2012 and 2011. Facility rent-cost of services decreased as a percent of total revenue to 1.7% for the three months ended June 30, 2012 as compared to 1.8% for the three months ended June 30, 2011. Facility rent decreased due to our purchase of the underlying assets of five of our skilled nursing facilities in California, Utah and Idaho which we previously operated under long-term lease agreements. This decrease was offset by an increase in rent for a facility which the Company has begun construction activities, but has not commenced operations of a skilled nursing facility as of June 30, 2012.
General and Administrative Expense. General and administrative expense increased $0.5 million, or 7.2%, to $8.1 million for the three months ended June 30, 2012 compared to $7.6 million for the three months ended June 30, 2011. General and administrative expenses decreased as a percent of total revenue to 4.0% for the three months ended June 30, 2012 as compared to 4.1% for the three months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 27.0%, to $7.0 million for the three months ended June 30, 2012 compared to $5.5 million for the three months ended June 30, 2011. Depreciation and amortization expense increased as a percent of total revenue to 3.4% for the three months ended June 30, 2012 as compared to 3.0% for the three months ended June 30, 2011. This increase was primarily related to the additional depreciation of $0.6 million at Recently Acquired Facilities, as well as increases of $0.6 million and $0.3 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying assets of five of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $0.6 million million increase at Recently Acquired Facilities, $0.1 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.4 million, or 15.0%, to $3.1 million for the three months ended June 30, 2012 compared to $2.7 million for the three months ended June 30, 2011. The increase in other expense, net was primarily the result of increased interest expense due to the additional capacity of the Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), entered into in July 2011 and the additional $21.5 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (2012 RBS Loan) in February 2012.
Provision for Income Taxes. Provision for income taxes decreased $0.7 million, or 7.7%, to $7.8 million for the three months ended June 30, 2012 compared to $8.5 million for the three months ended June 30, 2011. This decrease resulted from the decrease in income before income taxes of $1.4 million, or 6.3%. Our effective tax rate was 38.9% for the three months ended June 30, 2012 as compared to 39.5% for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$406,468	$369,269	$37,199	10.1%
Number of facilities at period end	105	87	18	20.7%
Actual patient days	1,707,293	1,478,480	228,813	15.5%
Occupancy percentage — Operational beds	79.5%	79.9%		(0.4)%
Skilled mix by nursing days	26.2%	26.3%		(0.1)%
Skilled mix by nursing revenue	50.5%	52.8%		(2.3)%

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$282,329	$286,264	$(3,935)	(1.4)%
Number of facilities at period end	62	62	—	—%
Actual patient days	1,077,326	1,064,867	12,459	1.2%
Occupancy percentage — Operational beds	83.3%	82.5%		0.8%
Skilled mix by nursing days	30.0%	29.4%		0.6%
Skilled mix by nursing revenue	54.8%	56.5%		(1.7)%

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$71,449	$69,295	$2,154	3.1%
Number of facilities at period end	20	20	—	—%
Actual patient days	325,198	321,537	3,661	1.1%
Occupancy percentage — Operational beds	74.0%	73.6%		0.4%
Skilled mix by nursing days	17.3%	15.9%		1.4%
Skilled mix by nursing revenue	37.4%	37.2%		0.2%

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$52,690	$13,710	$38,980	NM
Number of facilities at period end	23	5	18	NM
Actual patient days	304,769	92,076	212,693	NM
Occupancy percentage — Operational beds	73.5%	75.0%		NM
Skilled mix by nursing days	17.7%	16.6%		NM
Skilled mix by nursing revenue	39.5%	38.1%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2009.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2009 to December 31, 2010.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2011.

Revenue. Revenue increased $37.2 million, or 10.1%, to $406.5 million for the six months ended June 30, 2012 compared to $369.3 million for the six months ended June 30, 2011. Of the $37.2 million increase, Medicare and managed care revenue increased $10.0 million, or 5.5%, Medicaid revenue increased $10.6 million, or 7.8%, private and other revenue increased $13.0 million, or 30.8% and other skilled revenue increased $3.6 million, or 41.0%. Revenue generated by Recently Acquired Facilities increased by approximately $39.0 million. Since January 1, 2011, the Company has acquired 23 facilities and five home health and two hospice operations in ten states.

Revenue generated by Same Facilities decreased $3.9 million, or 1.4%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Medicare revenue per patient day decreased 12.3% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was primarily due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented on October 1, 2011. This rate reduction was offset by an increase in skilled mix by nursing days of 0.6%, to 30.0%, which was the result of an increase in Medicare patient days at Same Facilities of 4.1% as well as an increase in occupancy of 0.8% to 83.3%.

Revenue at Transitioning Facilities increased by $2.2 million, or 3.1% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily due to an increase in skilled mix by nursing days of 1.4%, to 17.3%, which was the result of increases in managed care and Medicare patient days of 21.4% and 4.2%, respectively, as well as an increase in occupancy of 0.4% to 74.0%. This increase helped to offset a decrease in Medicare revenue per patient day of 9.3% at Transitioning Facilities for the six months ended June 30, 2012.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2012	2011	2012	2011	2012	2011	2012	2011	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$560.16	$638.79	$484.80	$534.32	$474.46	$463.40	$539.85	$617.29	(12.5)%
Managed care	367.79	368.00	409.57	429.41	409.72	488.74	373.31	373.48	—%
Other skilled	574.56	526.69	577.75	495.29	—	—	574.97	524.57	9.6%
Total skilled revenue	489.85	528.52	471.17	508.57	464.02	465.40	485.44	524.83	(7.5)%
Medicaid	169.64	167.07	163.28	160.21	145.22	141.24	165.96	164.85	0.7%
Private and other payors	197.77	186.58	173.22	172.03	164.11	163.55	182.89	181.14	1.0%
Total skilled nursing revenue	$268.49	$275.55	$217.93	$217.08	$208.16	$202.85	$251.80	$261.34	(3.7)%

Medicare daily rates decreased by 12.5%, due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented in October 2011. The year to date 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 0.7% for the six months ended June 30, 2012 relative to the same period in the prior year, primarily due to decreases in rates in Arizona due to changes in base reimbursement rates as well as decreases in rates in acuity based reimbursement states.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Revenue:
Medicare	35.4%	38.2%	26.4%	28.8%	33.9%	34.9%	33.8%	36.6%
Managed care	15.2	15.1	8.3	7.4	5.6	3.2	13.2	13.5
Other skilled	4.2	3.2	2.7	1.0	—	—	3.5	2.7
Skilled mix	54.8	56.5	37.4	37.2	39.5	38.1	50.5	52.8
Private and other payors	7.1	7.1	10.6	10.7	26.7	28.1	9.5	8.2
Quality mix	61.9	63.6	48.0	47.9	66.2	66.2	60.0	61.0
Medicaid	38.1	36.4	52.0	52.1	33.8	33.8	40.0	39.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Days:
Medicare	17.0%	16.5%	11.9%	11.7%	14.9%	15.3%	15.8%	15.5%
Managed care	11.1	11.3	4.4	3.7	2.8	1.3	8.9	9.4
Other skilled	1.9	1.7	1.0	0.5	—	—	1.5	1.4
Skilled mix	30.0	29.5	17.3	15.9	17.7	16.6	26.2	26.3
Private and other payors	9.7	10.5	13.3	13.5	33.8	34.9	13.2	11.9
Quality mix	39.7	40.0	30.6	29.4	51.5	51.5	39.4	38.2
Medicaid	60.3	60.0	69.4	70.6	48.5	48.5	60.6	61.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $34.6 million, or 12.0%, to $323.4 million for the six months ended June 30, 2012 compared to $288.8 million for the six months ended June 30, 2011. Of the $34.6 million increase, Same Facilities increased $2.3 million, or 1.1% and Recently Acquired Facilities increased $30.4 million. The $2.3 million increase in Same Facility cost of services was primarily due to an increase in ancillary expenses. The increase in ancillary expenses was primarily due to increased therapy costs as was anticipated due to the change in therapy regulation implemented on October 1, 2011. Cost of services increased as a percent of total revenue to 79.6% for the six months ended June 30, 2012 as compared to 78.2% for the six months ended June 30, 2011.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.4 million, or 5.1%, to $6.7 million for the six months ended June 30, 2012 compared to $7.1 million for the six months ended June 30, 2011. Facility rent-cost of services decreased as a percent of total revenue to 1.6% for the six months ended June 30, 2012 as compared to 1.9% for the six months ended June 30, 2011. The decrease in facility rent is due to our purchase of the underlying assets of five of our skilled nursing facilities in California, Utah and Idaho which we previously operated under long-term lease agreements, partially offset by normal annual increases in rent at leased facilities and additional rent recognized for a facility which the Company has begun construction activities, but has not commenced operations of a skilled nursing facility as of June 30, 2012.
General and Administrative Expense. General and administrative expense increased $0.8 million, or 5.6%, to $15.8 million for the six months ended June 30, 2012 compared to $15.0 million for the six months ended June 30, 2011. General and administrative expenses decreased as a percent of total revenue to 3.9% for the six months ended June 30, 2012 as compared to

4.1% for the six months ended June 30, 2011.
Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million, or 31.7%, to $14.0 million  for the six months ended June 30, 2012 compared to $10.6 million for the six months ended June 30, 2011. Depreciation and amortization expense increased as a percent of total revenue to 3.4% for the six months ended June 30, 2012 as compared to 2.9% for the six months ended June 30, 2011. This increase was primarily related to the additional depreciation of $1.3 million at Recently Acquired Facilities, as well as increases of $1.4 million and $0.7 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying assets of five of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $1.3 million increase at Recently Acquired Facilities, $0.3 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.6 million, or 11.3%, to $5.9 million for the six months ended June 30, 2012 compared to $5.3 million for the six months ended June 30, 2011. The increase in other expense, net was primarily the result of increased interest expense due to the additional capacity of the Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), entered into in July 2011 and the additional $21.5 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (2012 RBS Loan) in February 2012.
Provision for Income Taxes. Provision for income taxes decreased $1.3 million, or 7.5%, to $15.5 million for the six months ended June 30, 2012 compared to $16.8 million for the six months ended June 30, 2011. This decrease resulted from the decrease in income before income taxes of $1.9 million, or 4.4%. Our effective tax rate was 38.2% for the six months ended June 30, 2012 as compared to 39.5% for the six months ended June 30, 2011.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, proceeds from our IPO, long term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $16.4 million and $45.0 million for the six months ended June 30, 2012 and 2011, respectively. Cash paid for asset acquisitions was $0 and $7.3 million for the six months ended June 30, 2012 and 2011, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $16.4 million and $18.7 million for the six months ended June 30, 2012 and 2011, respectively. We currently have a combined $33.0 million budgeted for renovation projects for 2012.

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

Our cash and cash equivalents as of June 30, 2012 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of June 30, 2012, we held debt security investments of approximately $22.6 million, of which $6.1 million are AAA-rated and backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $16.5 million debt security investments are split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$25,060	$27,446
Net cash used in investing activities	(35,830)	(58,245)
Net cash provided by (used in) financing activities	13,971	(3,178)
Net increase (decrease) in cash and cash equivalents	3,201	(33,977)
Cash and cash equivalents at beginning of period	29,584	72,088
Cash and cash equivalents at end of period	$32,785	$38,111
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net cash provided by operations for the six months ended June 30, 2012 was $25.1 million compared to $27.4 million for the six months ended June 30, 2011, a decrease of $2.3 million. This decrease was primarily due to the timing of our payments of wages and third-party vendor invoices and increases in investments at the end of the six months ended June 30, 2012 as compared to the end of the six months ended June 30, 2011.
Net cash used in investing activities for the six months ended June 30, 2012 was $35.8 million compared to $58.2 million for the six months ended June 30, 2011, a decrease of $22.4 million. The decrease was primarily the result of $34.5 million in cash paid for business acquisitions and purchased property and equipment in the six months ended June 30, 2012 compared to $58.1 million in the six months ended June 30, 2011.
Net cash provided by (used in) financing activities for the six months ended June 30, 2012 was $14.0 million as compared to $(3.2) million for the six months ended June 30, 2011, an increase of $17.2 million. This increase was primarily due to the receipt of $21.5 million in proceeds from the 2012 RBS Loan during the six months ended June 30, 2012. This increase was partially offset by the repayment of $5.0 million in borrowings on the revolving credit portion of the Facility and other long term debt principal repayments of $3.3 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of June 30, 2012 and the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31,			June 30,
	2009	2010	2011	2012
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	$81,250
Ten Project Note	53,200	52,229	51,185	50,639
Six Project Loan	39,970	39,495	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	69,260
Bond payable	1,232	1,038	—	—
Total	$109,466	$142,506	$187,870	$201,149

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,				June 30,
	2008	2009	2010	2011	2012
Cumulative number of facilities	63	77	82	102	105

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

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of June 30, 2012, we were in compliance with all loan covenants.

As of June 30, 2012, our subsidiaries had $21.4 million outstanding on the 2012 RBS Loan.

On December 31, 2010, four of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS as Lender for an aggregate of $35.0 million (2010 RBS Loan). The 2010 RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties owned by the four Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2010 RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the 2010 RBS Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the 2010 RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018.

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield . The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of June 30, 2012, we were in compliance with all loan covenants.

As of June 30, 2012, our subsidiaries had $33.7 million outstanding on the RBS Loan.
Senior Credit Facility with Five-Bank Lending Consortium Arranged by SunTrust and Wells Fargo

On July 15, 2011, we entered into the Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Facility will amortize in equal quarterly installments that commenced on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount, with the remaining principal balance due and payable in full on July 15, 2016. Borrowings under the revolving credit facility portion of the Facility shall be due and payable in full on July 15, 2016. Interest rates per annum applicable to the Facility will be, at our option, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the Facility) plus an initial margin of 1.5%. Under the terms of the Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the Facility agreement. In addition, we have a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on our leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Facility. See further details of the interest rate swap at Note 4 in Notes to Consolidated Financial Statements, Fair Value Measurements.

Among other things, under the Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of June 30, 2012, we were in compliance with all loan covenants.

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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of June 30, 2012, we were in compliance with all loan covenants.

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
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of June 30, 2012, our subsidiaries had $9.3 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of June 30, 2012, the balance outstanding on this mortgage loan was approximately $5.8 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
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

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock.  To date, 7,340 shares have been repurchased for a total of $0.2 million.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.5 million and $6.9 million for the three and six months ended June 30, 2012 and $3.5 million and $7.3 million for the three and six months ended June 30, 2011, respectively.

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

In January 2012, the DOJ indicated that the government would be seeking certain additional information in furtherance of the remaining civil investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to our independent internal auditors requesting similar information.

We produced records called for in the January 2012 subpoena, and discussions between government representatives and counsel for the special committee are ongoing. We continue to cooperate with the government as part of an ongoing effort to move the matter to a resolution. In particular, while we seek to address any questions the government may have after it completes its review of specific patient files requested, counsel for the special committee and counsel for the government are also attempting to develop a process to resolve, in advance of formal litigation, any civil claims the government may believe it has after concluding its investigation. In addition, we continue to make improvements to our compliance programs and systems.
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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the Facility, which is available but is not regularly used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Facility is available and could be used for short-term borrowing purposes. As of June 30, 2012, we had outstanding borrowings under the revolving credit facility portion of the Facility of $10.0 million.

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

Our cash and cash equivalents as of June 30, 2012 consisted of bank term deposits, money market funds and treasury bill related investments. In addition, as of June 30, 2012, we held debt security investments of approximately $22.6 million, of which $6.1 million are AAA-rated and backed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $16.5 million debt security investments are split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2012, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 39.1% and 39.2% of our revenue from the Medicaid program for the three and six months ended June 30, 2012 and 38.3% and 38.5% during the three and six months ended June 30, 2011, respectively. We derived 34.5% of our revenue from the Medicare program for both periods in the three and six months ended June 30, 2012 and 37.0% for both periods in the three and six months ended June 30, 2011, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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
On July 27, 2012, the Centers for Medicare and Medicaid Services (CMS) announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase will be offset by the 2% sequestration reduction, discussed below, which will become effective January 1, 2013.
On July 6, 2012, CMS announced its proposed rule for the Home Health Prospective Payment System (PPS) increasing payments to home health service organizations by $20.0 million. The proposed home health rule provides a net increase of 0.1% in Medicare payments, made up of a 2.5% market basket increase, offset by mandatory cuts under the Patient Protection and Affordable Care Act. If finalized, the proposed rule will be effective beginning January 1, 2013.
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

On June 28, 2012 the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of PPACA to proceed. The provisions of PPACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our facilities or operations in a way that could have a material adverse impact on the results of operations.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of June 30, 2012, we had one facility under probe review.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated four facilities from the program to date. CMS currently has not included any of our facilities on its special focus facilities listing, however, facilities may be identified for such status in the future.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the six months ended June 30, 2012, 73.7% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

Other companies in our industry have been the subject of lawsuits alleging negligence, abuses and other causes of action which have, in some cases, resulted in large damage awards and settlements. In addition, there has been an increase in the number of class-action suits filed against us and other companies in our industry, which also have the potential to result in large damage awards and settlements. A class action suit was previously filed against us in the State of California alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California facilities. In 2007, we settled this class action suit, and the settlement was approved by both the class and the Court.

Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalties, or litigation. These "staffing" suits have become more prevalent in the wake of a previous substantial jury award against one of our competitors, and we expect the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. We are currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and have reached a tentative settlement with class counsel that is currently awaiting court approval. The costs associated with the settlement include attorney's fees, estimated class payout, and related costs and expense, were $5.0 million, of which $2.6 million of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. Assuming that the settlement is approved by the court, the settlement will not have a material ongoing material adverse effect on our business, financial condition, or results of operations.

Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.

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

In January 2012, the DOJ indicated that the government would be seeking certain additional information in furtherance of the remaining civil investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health & Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from the six Southern California skilled nursing facilities that have been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to our independent internal auditors requesting similar information.

We produced records called for in the January 2012 subpoena, and discussions between government representatives and counsel for the special committee are ongoing. We continue to cooperate with the government as part of an ongoing effort to move the matter to a resolution. In particular, while we seek to address any questions the government may have after it completes its review of specific patient files requested, counsel for the special committee and counsel for the government are also attempting to develop a process to resolve, in advance of formal litigation, any civil claims the government may believe it has after concluding its investigation. In addition, we continue to make improvements to our compliance programs and systems.

We cannot predict or provide any assurance as to the possible outcome of the investigations or any possible related proceedings, or as to the possible outcome of any litigation. And although we believe there is a reasonable possibility that a loss may be incurred, we cannot estimate the possible loss or range of loss that may result from any such proceedings and, therefore, we have not recorded any related accruals. If any litigation were to proceed, and we are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.

We conduct regular internal investigations into the care delivery, recordkeeping and billing processes of our operating subsidiaries. These reviews sometimes detect instances of noncompliance which we attempt to correct, which can decrease our revenue.

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. We have initiated internal inquiries into possible recordkeeping and related irregularities at our skilled nursing facilities, which were detected by our internal compliance team in the course of its ongoing reviews.

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have also identified and, at the conclusion of such investigations, assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our skilled nursing facilities in these areas. We continue to monitor the measures implemented for effectiveness, and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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

During the six months ended June 30, 2012, we acquired three facilities and three business with a total of 323 operational beds. During the year ended December 31, 2011, we acquired twenty facilities and three businesses with a total of 2,161 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

At June 30, 2012, we had $202.0 million of outstanding indebtedness under the Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $128.1 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 - April 30, 2012	—	$—	—	$10.0
May 1 - May 31, 2012 (2)	7,340	23.66	7,340	9.8
June 1 - June 30, 2012	—	$—	—	$9.8
(1) On February 21, 2012, the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next 12 months.  Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. As of June 30, 2012, we had repurchased approximately $0.2 million of shares under the plan. There has been no termination or expiration of the plan since the initial date of approval.

(2)	These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on May 11, 2012.

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

THE ENSIGN GROUP, INC.

August 1, 2012	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)