Form 10-Q
period 2012-09-30
ENSIGN GROUP, INC
filed 2012-11-07
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2012, 21,571,671 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,028	$29,584
Accounts receivable—less allowance for doubtful accounts of $13,628 and $12,782 at September 30, 2012 and December 31, 2011, respectively	98,072	86,311
Investments—current	4,254	—
Prepaid income taxes	3,232	5,882
Prepaid expenses and other current assets	7,985	7,667
Deferred tax asset—current	10,178	11,195
Total current assets	155,749	140,639
Property and equipment, net	439,233	403,862
Insurance subsidiary deposits and investments	18,149	16,752
Escrow deposits	—	175
Deferred tax asset	4,787	3,514
Restricted and other assets	12,385	10,418
Intangible assets, net	4,867	2,321
Goodwill	22,180	17,177
Other indefinite-lived intangibles	10,598	1,481
Total assets	$667,948	$596,339
Liabilities and equity
Current liabilities:
Accounts payable	$23,211	$21,169
Accrued wages and related liabilities	34,868	41,958
Accrued self-insurance liabilities—current	15,897	12,369
Other accrued liabilities	22,615	18,577
Current maturities of long-term debt	7,133	6,314
Total current liabilities	103,724	100,387
Long-term debt—less current maturities	192,299	181,556
Accrued self-insurance liabilities—less current portion	34,928	31,904
Fair value of interest rate swap	3,116	2,143
Deferred rent and other long-term liabilities	3,306	2,864
Total liabilities	337,373	318,854

Commitments and contingencies (Note 16)
Temporary equity - redeemable noncontrolling interest	11,511	—
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,107 and 21,550 shares issued and outstanding at September 30, 2012, respectively, and 21,575 and 21,179 shares issued and outstanding at December 31, 2011, respectively	22	22
Additional paid-in capital	84,881	77,257
Retained earnings	238,831	204,073
Common stock in treasury, at cost, 344 and 396 shares at September 30, 2012 and December 31, 2011, respectively	(2,347)	(2,559)
Accumulated other comprehensive loss	(1,901)	(1,308)
Total Ensign Group, Inc. stockholders' equity	319,486	277,485
Non-controlling interest	(422)	—
Total equity	319,064	277,485
Total liabilities and equity	$667,948	$596,339
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$207,150	$196,346	$613,618	$565,615
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	164,877	155,725	488,305	444,517
Facility rent—cost of services	3,374	3,331	10,063	10,380
General and administrative expense	8,099	7,195	23,933	22,188
Depreciation and amortization	7,179	6,179	21,145	16,784
Total expenses	183,529	172,430	543,446	493,869
Income from operations	23,621	23,916	70,172	71,746
Other income (expense):
Interest expense	(3,092)	(5,323)	(9,131)	(10,789)
Interest income	69	68	172	198
Other expense, net	(3,023)	(5,255)	(8,959)	(10,591)
Income before provision for income taxes	20,598	18,661	61,213	61,155
Provision for income taxes	7,562	7,063	23,070	23,835
Net income	13,036	11,598	38,143	37,320
Less: net loss attributable to noncontrolling interests	(258)	—	(511)	—
Net income attributable to The Ensign Group, Inc.	$13,294	$11,598	$38,654	$37,320
Net income per share:
Basic	$0.62	$0.55	$1.81	$1.78
Diluted	$0.60	$0.54	$1.77	$1.73
Weighted average common shares outstanding:
Basic	21,488	20,995	21,369	20,920
Diluted	22,010	21,570	21,899	21,571
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$13,036	$11,598	$38,143	$37,320
Other comprehensive loss, net of tax:
Net unrealized loss on interest rate swap, net of tax of $154 and $380 for the three and nine months ended September 30, 2012, and $816 for both the three and nine months ended September 30, 2011.	(239)	(1,274)	(593)	(1,274)
Comprehensive income	12,797	10,324	37,550	36,046
Less: net loss attributable to noncontrolling interests	(258)	—	(511)	—
Comprehensive income attributable to The Ensign Group, Inc.	$13,055	$10,324	$38,061	$36,046

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$38,143	$37,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,145	16,784
Amortization of deferred financing fees and debt discount	620	518
Deferred income taxes	124	(1,843)
Provision for doubtful accounts	6,195	5,982
Share-based compensation	2,484	2,614
Excess tax benefit from share-based compensation	(1,145)	(991)
Loss on extinguishment of debt	—	2,542
Loss on disposition of property and equipment	258	121
Change in operating assets and liabilities
Accounts receivable	(17,938)	(17,510)
Prepaid income taxes	2,650	(2,524)
Prepaid expenses and other current assets	(306)	(1,099)
Insurance subsidiary deposits and investments	(5,651)	(247)
Accounts payable	1,143	4,216
Accrued wages and related liabilities	(7,090)	1,642
Other accrued liabilities	4,853	3,378
Accrued self-insurance	5,796	3,041
Deferred rent liability	312	(699)
Net cash provided by operating activities	51,593	53,245
Cash flows from investing activities:
Purchase of property and equipment	(26,755)	(29,071)
Cash payment for business acquisitions	(22,557)	(86,539)
Cash payment for asset acquisitions	(11,261)	(16,583)
Escrow deposits	—	(9,718)
Escrow deposits used to fund business acquisitions	175	14,422
Cash proceeds from the sale of property and equipment	39	653
Restricted and other assets	(1,482)	(34)
Net cash used in investing activities	(61,841)	(126,870)
Cash flows from financing activities:
Proceeds from issuance of debt	21,525	75,000
Payments on long-term debt	(10,055)	(44,698)
Repurchase of shares of common stock	(174)	—
Issuance of treasury stock upon exercise of options	386	623
Issuance of common stock upon exercise of options	3,996	1,282
Dividends paid	(3,873)	(3,468)
Excess tax benefit from share-based compensation	1,145	991
Payments of deferred financing costs	(258)	(2,543)
Net cash provided by financing activities	12,692	27,187
Net increase (decrease) in cash and cash equivalents	2,444	(46,438)
Cash and cash equivalents beginning of period	29,584	72,088
Cash and cash equivalents end of period	$32,028	$25,650
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,220	$10,613
Income taxes	$19,116	$27,352
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$11,600	$—
Accrued capital expenditures	$899	$621
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 107 facilities, six home health and four hospice operations as of September 30, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. In the first quarter of 2012, the Company entered into a joint venture to develop and operate urgent care centers and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. The Company's facilities have a collective capacity of approximately 12,000 operational skilled nursing, assisted living and independent living beds. As of September 30, 2012, the Company owned 85 of its 107 facilities and operated an additional 22 facilities through long-term lease arrangements, and had options to purchase two of those 22 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 (collectively, the Interim Financial Statements), are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2011 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities, and home health and hospice operations. Additionally, the Company's Interim Financial Statements include accounts of its majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its condensed consolidated balance sheets. Noncontrolling interest that is redeemable at the option of the minority shareholder is presented outside of permanent equity in the mezzanine section as temporary equity in the Company's consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its condensed consolidated statements of income.

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
Revenue from the Medicare and Medicaid programs accounted for 73.6% and 73.7% of the Company’s revenue for the three and nine months ended September 30, 2012, and 75.0% and 75.3% for the three and nine months ended September 30, 2011, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments that (decreased) increased revenue by $(138) and $174 for the three and nine months ended September 30, 2012 and $40 and $881 for the three and nine months ended September 30, 2011, respectively.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the nine months ended September 30, 2012 or 2011.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable leases, lease acquisition costs, patient base, facility trade names and franchise relationships. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at facilities are amortized over 30 years and franchise relationships are amortized over 25 years.

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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual facilities. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not record any impairment charges to goodwill during the nine months ended September 30, 2012 or 2011.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2012, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 102 facilities.
The self-insured retention and deductible limits for general and professional liability and workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis, net of anticipated insurance recoveries, in the accompanying condensed consolidated balance sheets were $33,730 and $29,196 as of September 30, 2012 and December 31, 2011, respectively. In addition, in accordance with guidance provided by the Financial Accounting Standards Board (FASB) in August 2010, the Company has recorded an asset and equal liability of $3,570 and $2,814 at September 30, 2012 and December 31, 2011, respectively, in order to present the ultimate costs of malpractice claims and the anticipated insurance recoveries on a gross basis.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $11,201 and $9,827 as of September 30, 2012 and December 31, 2011, respectively.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,324 and $2,436 at September 30, 2012 and December 31, 2011, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives and Hedging Activities — The Company evaluates variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset most of its variable risk exposure by entering into interest rate swap agreements. It is the Company's policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). The Company formally designates its interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivative is recorded on the balance sheet at its fair value.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of September 30, 2012, accumulated other comprehensive losses were $3,116, recorded net of tax of $1,215, or $1,901, in stockholders' equity. As of December 31, 2011, accumulated other comprehensive losses were $2,143, net of tax of $835, or $1,308.

New Accounting Pronouncements — In July 2012, the FASB amended the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment was issued in response to feedback on the amendments made to the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Under the amended guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although this amendment revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company is evaluating whether it will adopt this amendment during its current fiscal year impairment analysis in the fourth quarter. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

In July 2012, the FASB clarified that an advance fee from a continuing care retirement community resident should be classified as deferred revenue if (1) the contract stipulates that this advance fee must be repaid when a room is reoccupied by a future resident and (2) the refundable amount is "limited to the proceeds from reoccupancy." If the refundable amount is not limited to the proceeds from reoccupancy, the advance fee must be reported as a liability. The above clarification is effective for fiscal periods beginning after December 15, 2012, however early adoption is permitted. The Company does not believe the adoption of this clarification will have a material effect on its financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net Income	$13,036	$11,598	$38,143	$37,320
Less: net loss attributable to the noncontrolling interests (2)	(258)	—	(511)	—
Net income attributable to The Ensign Group, Inc.	13,294	11,598	38,654	37,320
Denominator:
Weighted average shares outstanding for basic net income per share	21,488	20,995	21,369	20,920
Basic net income per common share	$0.62	$0.55	$1.81	$1.78

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net Income	$13,036	$11,598	$38,143	$37,320
Less: net loss attributable to the noncontrolling interests (2)	(258)	—	(511)	—
Net income attributable to The Ensign Group, Inc.	13,294	11,598	38,654	37,320
Denominator:
Weighted average common shares outstanding	21,488	20,995	21,369	20,920
Plus: incremental shares from assumed conversion (1)	522	575	530	651
Adjusted weighted average common shares outstanding	22,010	21,570	21,899	21,571
Diluted net income per common share	$0.60	$0.54	$1.77	$1.73

(1)
Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 269 and 271 for the three and nine months ended September 30, 2012, respectively, and 49 and 41 for the three and nine months ended September 30, 2011, respectively.

(2)	See further discussion of noncontrolling interest at Note 14, Temporary Equity - Redeemable Noncontrolling Interest.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,028	$—	$—	$29,584	$—	$—
Fair value of interest rate swap	$—	$3,116	$—	$—	$2,143	$—

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

Debt Security Investments - Held to Maturity

At September 30, 2012 and December 31, 2011, the Company had approximately $22,403 and $16,466, respectively, in debt security investments which were held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at September 30, 2012, $6,025 is held in AAA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, $6,376 is held in AA-rated debt securities and $10,002 is held in A-rated debt securities. These debt securities mature from December 2012 to August 2014.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $240 and $710 for the three and nine months ended September 30, 2012, and $203 for both periods during the three and nine months ended September 30, 2011. In addition, based on the September 30, 2012 interest rate swap valuation, the Company expects to record swap interest expense of approximately $950 during the year ended December 31, 2012.

The Company assesses hedge effectiveness at inception and on an ongoing basis by performing a regression analysis. The regression analysis compares to the historical monthly changes in fair value of the interest rate swap to the historical monthly changes in the fair value of a hypothetically perfect interest rate swap over the trailing 30 months . The change in fair value of the hypothetical derivative is regarded as a proxy for the present value of the cumulative change in the expected future cash flows on the hedged transaction. The regression analysis serves as the Company's prospective and retrospective assessment of hedge effectiveness. Assuming the hedging relationship qualifies as highly effective, the actual swap will be recorded at fair value on the balance sheet and accumulated other comprehensive income (loss) will be adjusted to reflect the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the hypothetical derivative.

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of September 30, 2012 of $3,116, net of tax of $1,215, or $1,901, in stockholders' equity, compared to

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,090, net of tax of $816, or $1,274 as of September 30, 2011. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

5. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2012 and 2011 is summarized in the following table:

	Three Months Ended September 30,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$76,709	37.0%	$70,967	36.1%
Medicare	69,526	33.6	71,293	36.3
Medicaid — skilled	6,316	3.0	5,024	2.6
Total Medicaid and Medicare	152,551	73.6	147,284	75.0
Managed care	26,316	12.7	23,621	12.0
Private and other payors	28,283	13.7	25,441	13.0
Revenue	$207,150	100.0%	$196,346	100.0%

	Nine Months Ended September 30,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$223,934	36.5%	$204,273	36.1%
Medicare	209,715	34.2	207,897	36.8
Medicaid — skilled	18,590	3.0	13,730	2.4
Total Medicaid and Medicare	452,239	73.7	425,900	75.3
Managed care	77,738	12.7	71,938	12.7
Private and other payors	83,641	13.6	67,777	12.0
Revenue	$613,618	100.0%	$565,615	100.0%

Accounts receivable as of September 30, 2012 and December 31, 2011 is summarized in the following table:

	September 30, 2012	December 31, 2011
Medicaid	$33,537	$30,286
Managed care	25,501	22,068
Medicare	32,958	28,061
Private and other payors	19,704	18,678
	111,700	99,093
Less: allowance for doubtful accounts	(13,628)	(12,782)
Accounts receivable	$98,072	$86,311

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. ACQUISITIONS
The Company’s acquisition policy is generally to purchase or lease operations to complement the Company’s existing portfolio. The results of all the Company’s operations are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the facilities. As a result, from time to time, the Company will acquire facilities that the Company has been operating under third-party leases.
During the nine months ended September 30, 2012, the Company acquired four stand-alone skilled nursing facilities, one stand-alone assisted living facility, two home health operations and one hospice operation. The aggregate purchase price of the eight business acquisitions was approximately $20,934, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The operations acquired during the nine months ended September 30, 2012 are as follows:

•
On February 1, 2012, the Company purchased an assisted living facility in Nevada for approximately $2,111, which was paid in cash. This acquisition added 60 operational assisted living units to the Company's operations.

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

•	On June 1, 2012, the Company acquired a skilled nursing facility in Texas for $8,002, which was paid in cash. This acquisition added 150 operational skilled nursing beds to the Company's operations.

•
On August 1, 2012, the Company acquired two skilled nursing facilities in Idaho for $4,511, which was paid in cash. One of the skilled nursing facilities acquired also offers assisted living services. These acquisitions added 94 skilled nursing beds and 24 assisted living units to the Company's operations.

The table below presents the allocation of the purchase price for the facilities acquired in business combinations during the nine months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
Land	$893	$8,229
Building and improvements	15,303	69,883
Equipment, furniture, and fixtures	1,003	2,399
Assembled occupancy	239	1,010
Goodwill	2,279	4,209
Other indefinite-lived intangible assets	1,217	809
	$20,934	$86,539

In addition, during the nine months ended September 30, 2012, the Company purchased the underlying assets of three of its skilled nursing facilities in California which it previously operated under long-term lease agreements, which contained options to purchase, for $11,386, which was paid in cash. These acquisitions did not impact the Company's operational bed count.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, in January 2012, the Company announced the formation of Immediate Clinic (IC), a majority owned subsidiary, to develop and operate urgent care facilities and related businesses. The first IC operated centers opened in the third quarter of 2012.

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

On October 4, 2012, the Company committed to invest an additional $6,000 to IC in exchange for senior preferred stock, which will result in the Company holding approximately 96% of the outstanding interests in the joint venture on a fully-diluted basis.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The businesses acquired during the nine months ended September 30, 2012 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the September 30, 2012 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Land	$70,267	$67,179
Buildings and improvements	336,463	297,016
Equipment	77,048	66,483
Furniture and fixtures	8,750	8,731
Leasehold improvements	31,647	28,686
Construction in progress	7,627	8,213
	531,802	476,308
Less: accumulated depreciation	(92,569)	(72,446)
Property and equipment, net	$439,233	$403,862

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INTANGIBLE ASSETS — Net

	Weighted	September 30, 2012			December 31, 2011
	Average Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$684	$(534)	$150	$846	$(604)	$242
Favorable lease	15.0	1,596	(399)	1,197	1,596	(319)	1,277
Assembled occupancy	0.5	2,205	(2,183)	22	1,966	(1,750)	216
Facility trade name	30.0	733	(165)	568	733	(147)	586
Franchise relationships	25.0	3,000	(70)	2,930	—	—	—
Total		$8,218	$(3,351)	$4,867	$5,141	$(2,820)	$2,321
Amortization expense was $130 and $569 for the three and nine months ended September 30, 2012 and $339 and $1,045 for the three and nine months ended September 30, 2011, respectively. Of the $569 in amortization expense incurred during the nine months ended September 30, 2012, approximately $433 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2012 (remainder)	$97
2013	295
2014	295
2015	275
2016	255
2017	255
Thereafter	3,395
$4,867

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

The following table represents activity in goodwill as of September 30, 2012 and December 31, 2011:

Goodwill
January 1, 2012	$17,177
Additions	5,003
Impairments	—
September 30, 2012	$22,180

As of September 30, 2012, the Company anticipates that $19,456 in goodwill recognized will be fully deductible for tax purposes. The remaining goodwill balance of $2,724 may be fully deductible for tax purposes dependent on the noncontrolling interest holders exercising their right to require DRX to purchase additional ownership. Refer to additional details in Note 14, Temporary Equity - Redeemable Noncontrolling Interests.
Other indefinite-lived intangible assets consists of the following:

	September 30,	December 31,
	2012	2011
Trade name	$8,000	$66
Home health and hospice Medicare license	2,598	1,415
	$10,598	$1,481
During the nine months ended September 30, 2012, the Company recognized $7,900 in trade name intangible assets as part of the DRX acquisition on March 1, 2012. Additionally, the Company recorded $1,183 in home health and hospice Medicare license intangible assets as part of its acquisitions of two home health operations and one hospice operation during the nine months ended September 30, 2012.

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
Restricted and other assets consist of the following:

	September 30, 2012	December 31, 2011
Deposits with landlords	$752	$789
Capital improvement reserves with landlords and lenders	3,704	3,585
Debt issuance costs, net	2,959	3,230
Long-term insurance losses recoverable asset	3,570	2,814
Equity method investment	1,400	—
Restricted and other assets	$12,385	$10,418
Included in other assets, as of September 30, 2012, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and a non-marketable equity investment accounted for under the equity method. The investment is recorded at cost and is evaluated periodically for impairment.

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Quality assurance fee	$3,732	$3,912
Resident refunds payable	4,453	3,346
Deferred revenue	2,170	1,856
Cash held in trust for residents	1,586	1,648
Resident deposits	1,619	1,397
Dividends payable	1,306	1,283
Property taxes	3,540	2,224
Other	4,209	2,911
Other accrued liabilities	$22,615	$18,577
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. INCOME TAXES
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. In the third quarter of 2012, the statute of limitations lapsed on the Company's 2008 Federal tax year without any impact on unrecognized tax benefits. The remainder of the Company's 2007 state tax years will lapse during the fourth quarter of 2012. The Company does not believe these lapses will significantly impact unrecognized tax benefits for any uncertain tax positions either. The Company does not believe the California examination or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three or nine months ended September 30, 2012 or 2011.

13. DEBT

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$21,198	$—
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at July 15, 2016, secured by substantially all of the Company’s personal property.	80,313	88,125
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	50,363	51,185
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	33,418	34,149
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,272	9,471
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,721	5,884
	200,285	188,814
Less current maturities	(7,133)	(6,314)
Less debt discount	(853)	(944)
	$192,299	$181,556
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
Among other things, under the RBS Loan the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of September 30, 2012, the Company was in compliance with all loan covenants.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. TEMPORARY EQUITY- REDEEMABLE NONCONTROLLING INTEREST
Owners of noncontrolling interests in certain of the Company's subsidiaries have the right in certain circumstances to require it to purchase additional ownership interests in DRX at an amount defined in the applicable agreements. The 25% noncontrolling interest is accounted for as redeemable noncontrolling interest as redemption is outside the Company's control. As such, the redeemable noncontrolling interest is reported in the mezzanine section in the Company's condensed consolidated balance sheets as temporary equity. The aggregate estimated maximum amount the Company could be required to pay in future periods is $13,500. As of September 30, 2012, the carrying amount of the redeemable noncontrolling interests is $11,511. The ultimate amount paid could be different as the redemption amount is primarily dependent on the future results of operations of the subject businesses, and the timing of the exercise of these rights.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,670 as of September 30, 2012.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 175 options and 114 restricted stock awards from the 2007 Plan during the nine months ended September 30, 2012.

The Company used the following assumptions for stock options granted during the three months ended September 30, 2012 and 2011:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2012	83	0.84%	6.5 years	55%	0.93%
2011	9	1.42%	6.5 years	55%	0.93%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2012 and 2011:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2012	175	0.84%	-	1.18%	6.5 years	55%	0.93%
2011	41	1.42%	-	2.53%	6.5 years	55%	0.93%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2012 and 2011, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2012	175	$27.04	$12.44
2011	41	$26.52	$13.35

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2012 and 2011 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2012	1,633	$12.97	936	$10.65
Granted	175	27.04
Forfeited	(38)	16.74
Exercised	(272)	11.05
September 30, 2012	1,498	$14.87	838	$11.32

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2012:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2003	$0.67	-	0.81	4	*	1	4
2004	1.96	-	2.46	13	*	2	13
2005	4.99	-	5.75	85	*	3	85
2006	7.05	-	7.50	184	1,779	4	184
2008	9.38	-	14.87	482	2,622	6	336
2009	14.88	-	16.70	363	2,875	7	175
2010	17.47	-	18.16	103	918	8	33
2011	21.61	-	29.30	91	1,126	9	8
2012	24.04	-	28.82	173	2,280	10	—
Total				1,498	$11,600		838
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three and nine months ended September 30, 2012, the Company granted 13 and 114 restricted stock awards, respectively. During the three and nine months ended September 30, 2011, the Company granted 33 and 115 restricted awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of September 30, 2012, and changes during the nine-month period ended September 30, 2012 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	210	$22.32
Granted	114	26.55
Vested	(98)	24.74
Forfeited	(9)	22.41
Nonvested at September 30, 2012	217	$22.76

Total share-based compensation expense recognized for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense related to stock options	$476	$616	$1,396	$1,834
Share-based compensation expense related to restricted stock awards	292	196	809	448
Share-based compensation expense related to stock awards	$102	$124	$1,639	$680
Total	$870	$936	$3,844	$2,962
In future periods, the Company expects to recognize approximately $5,386 and $4,734 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2012. Future share-based compensation expense will be recognized over 3.3 and 3.8 weighted average years for unvested options and restricted stock awards, respectively. There were 661 unvested and outstanding options at September 30, 2012, of which 627 are expected to vest. The weighted average contractual life for options vested at September 30, 2012 was 6.2 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2012 and December 31, 2011 is as follows:

Options	September 30, 2012	December 31, 2011
Outstanding	$23,587	$18,942
Vested	16,158	12,960
Expected to vest	6,790	5,374
Exercised	4,925	5,651
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,489 and $10,407 for the three and nine months ended September 30, 2012 and $3,446 and $10,725 for the three and nine months ended September 30, 2011, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of September 30, 2012.
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
Income Tax Examinations — During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. The remainder of the Company's 2007 state tax years will lapse during the fourth quarter. The Company does not believe these lapses will significantly impact unrecognized tax benefits for any uncertain tax positions either. The Company does not believe the California examination or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. See Note 12, Income Taxes.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or litigation. These "staffing" suits have become more prevalent in the wake of a previous substantial jury award against one of the Company's competitors, and the Company expects the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. The Company is currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and has reached a tentative settlement with class counsel that is awaiting court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be $5,000, of which, $2,596 of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. Assuming that the settlement is approved by the court, the settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the nine months ended September 30, 2012. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 59.5% and 58.9% of its total accounts receivable as of September 30, 2012 and December 31, 2011, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.6% and 73.7% of the Company’s revenue for the three and nine months ended September 30, 2012, and 75.0% and 75.3% for the three and nine months ended September 30, 2011, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of November 6, 2012, the Company had approximately $1,001 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 107 facilities, six home health and four hospice operations as of September 30, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We recently entered into a joint venture to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of September 30, 2012, we owned 85 of our 107 facilities and operated an additional 22 facilities under long-term lease arrangements, and had options to purchase two of those 22 facilities. The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2012:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	85	2	20	107
Percent of total	79.4%	1.9%	18.7%	100.0%
Operational skilled nursing, assisted living and independent living beds	9,371	414	2,305	12,090
Percent of total	77.5%	3.4%	19.1%	100.0%

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

Facility Acquisition History

	December 31,							September 30,
	2005	2006	2007	2008	2009	2010	2011	2012
Cumulative number of facilities	46	57	61	63	77	82	102	107
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,090

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of September 30, 2012:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	35	13	22	11	5	3	6	3	4	5	107
Operational skilled nursing, assisted living and independent living beds	3,864	1,902	2,812	1,342	463	274	477	304	296	356	12,090

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
On April 1, 2012, we acquired a home health and hospice operation in Utah and Arizona for approximately $3.0 million, which was paid in cash. The acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior owner as part of this transaction.
On June 1, 2012, we acquired a skilled nursing facility in Texas for $8.0 million, which was paid in cash. This addition added 150 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
On August 1, 2012, we acquired two skilled nursing facilities in Idaho for $4.5 million, which was paid in cash. One of the skilled nursing facilities acquired also offers assisted living services. This acquisition added 94 skilled nursing beds and 24 assisted living units to our operations.

In addition, during the nine months ended September 30, 2012, we purchased the underlying assets of three of our skilled nursing facilities in California which we previously operated under long-term lease agreements, which contained options to purchase, for $11.4 million, which was paid in cash. These acquisitions did not impact our operational bed count.
See further discussion of facility acquisitions in Note 6 in Notes to Condensed Consolidated Financial Statements.

Recent Developments

Board of Directors — Effective June 15, 2012, Mr. Daren J. Shaw was appointed by the board of directors, at the recommendation of the nomination and corporate governance committee, to serve on the audit committee with Mr. John Nackel and Mr. Thomas Maloof (Chair). Mr. Shaw has also been appointed by the board of directors to serve on the nomination and corporate governance committee and the compensation committee. On July 26, 2012, the board of directors appointed Mr. Shaw to serve as the chair of the audit committee effective September 1, 2012.

Joint Venture - Urgent Care

Immediate Clinic (IC) — On January 10, 2012, we announced a joint venture to develop and operate urgent care facilities and related businesses. Immediate Clinic (IC) will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Design and construction planning for several new locations is currently underway, and IC is also seeking opportunities to acquire existing urgent care operations across the United States. IC opened its first two operations during the third quarter of fiscal 2012. Dr. John Shufeldt resigned as Chief Executive Officer of IC effective September 12, 2012. In addition, on October 4, 2012, we committed to invest an additional $6.0 million to IC in exchange for senior preferred stock which will result in our holding approximately 96% of the outstanding interests in the joint venture on a fully-diluted basis. The proceeds of such investment will be used to continue the development of additional clinics in the Northwest.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Skilled Mix:
Days	25.2%	24.9%	25.8%	25.8%
Revenue	49.3%	51.3%	50.1%	52.2%
Quality Mix:
Days	38.4%	38.2%	39.0%	38.2%
Revenue	58.8%	60.5%	59.6%	60.8%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Occupancy:
Operational beds at end of period	12,090	11,461	12,090	11,461
Available patient days	1,108,622	1,032,478	3,256,086	2,882,973
Actual patient days	872,701	812,627	2,580,026	2,291,107
Occupancy percentage (based on operational beds)	78.7%	78.7%	79.2%	79.5%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$76,709	37.0%	$70,967	36.1%	$223,934	36.5%	$204,273	36.1%
Medicare	69,526	33.6	71,293	36.3	209,715	34.2	207,897	36.8
Medicaid-skilled	6,316	3.0	5,024	2.6	18,590	3.0	13,730	2.4
Total	152,551	73.6	147,284	75.0	452,239	73.7	425,900	75.3
Managed Care	26,316	12.7	23,621	12.0	77,738	12.7	71,938	12.7
Private and Other(1)	28,283	13.7	25,441	13.0	83,641	13.6	67,777	12.0
Total revenue	$207,150	100.0%	$196,346	100.0%	$613,618	100.0%	$565,615	100.0%
______________________

(1)	Includes revenue from assisted living facilities, home health and hospice and franchise operations.
Critical Accounting Policies Update
There have been no significant changes during the nine-month period ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC, except for the following:

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
Effects of Changing Prices — Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced, with a corresponding adverse impact on our financial condition or results of operations.

Centers for Medicare and Medicaid Services (CMS) Rulings — On July 27, 2012, the CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase will be offset by the 2% sequestration reduction, discussed below, which will become effective January 1, 2013.

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

In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. The rule includes a market basket increase of 2.6% less 0.3% reduction in the market basket as a result of the PPACA and a 0.7% reduction due to productivity adjustment.
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operations.

Medicare Part B Therapy Cap — Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The Deficit Reduction Act of 2005 (DRA) added Sec. 1833(g)(5) of the Social Security Act and directed the Centers for Medicare and Medicaid Services to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary.

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the Middle Class Tax Relief and Job Creation Act of 2012 which extends the exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services are $1,880, respectively, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and certain providers will be required to submit a request for an exception. Beginning October 1, 2012 some therapy providers are required to submit requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request when the threshold was exceeded.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond December 31, 2012, which could also have an adverse effect on our revenue after that date.
Medicare Coverage Settlement Agreement — A proposed federal class action settlement was filed in federal district court on October 16, 2012 that would end the Medicare coverage standard for skilled nursing, home health and outpatient therapy services that a beneficiary's condition must be expected to improve. The proposed settlement would require the Centers for Medicare and Medicaid Services to issue guidance stating that skilled nursing, home health and outpatient therapy services can be covered under Medicare so long as the beneficiary's clinical condition required skilled care in order to maintain the beneficiary's current condition or to prevent or slow further deterioration. Implementation of the provisions of this settlement agreement could impact reimbursement for our services favorably.
Federal Regulations — On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.

State Regulations — On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012, with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011.  There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

Federal Health Care Reform — On March 23, 2010, President Obama signed PPACA into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA makes no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update will be subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs. While many of the provisions of PPACA will not take effect for several years or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are:

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

•
Face-to-Face Encounter Requirements — PPACA imposed new patient face-to-face encounter requirements on home health agencies and hospices to establish a patient's ongoing eligibility for Medicare home health services or hospice services, as applicable. Effective for patients with home health starts of care on or after January 1, 2011 and for hospice patients with a third or later benefit period on or after January 1, 2011, a certifying physician or other designated health care professional must conduct and properly document the face-to-face encounters with the Medicare beneficiary within a specified timeframe, and failure of the face-to-face encounter to occur and be properly documented during the applicable timeframe could render the patient's care ineligible for reimbursement under Medicare.

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

•
Skilled Nursing Facility Value-Based Purchasing Program — PPACA required the U.S. Department of Health and Human Services (HHS) to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which will conclude in December 2012. HHS indicates it will complete an evaluation of the demonstration program in the autumn of 2013, and any permanent value-based purchasing program for skilled nursing facilities will be implemented after that evaluation.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	79.6	79.3	79.6	78.6
Facility rent—cost of services	1.6	1.7	1.6	1.8
General and administrative expense	3.9	3.7	3.9	3.9
Depreciation and amortization	3.5	3.1	3.4	3.0
Total expenses	88.6	87.8	88.5	87.3
Income from operations	11.4	12.2	11.5	12.7
Other income (expense):
Interest expense	(1.5)	(2.7)	(1.5)	(1.9)
Interest income	—	—	—	—
Other expense, net	(1.5)	(2.7)	(1.5)	(1.9)
Income before provision for income taxes	9.9	9.5	10.0	10.8
Provision for income taxes	3.6	3.6	3.8	4.2
Net income	6.3	5.9	6.2	6.6
Less: net (loss) attributable to the noncontrolling interests	(0.1)	—	(0.1)	—
Net income attributable to Ensign	6.4%	5.9%	6.3%	6.6%

The table below reconciles net income to EBITDA and EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Consolidated Statements of Income Data:
Net income	$13,036	$11,598	$38,143	$37,320
Net loss attributable to noncontrolling interests	258	—	511	—
Interest expense, net	3,023	5,255	8,959	10,591
Provision for income taxes	7,562	7,063	23,070	23,835
Depreciation and amortization	7,179	6,179	21,145	16,784
EBITDA(1)	$31,058	$30,095	$91,828	$88,530
Facility rent—cost of services	3,374	3,331	10,063	10,380
EBITDAR(1)	$34,432	$33,426	$101,891	$98,910
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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$207,150	$196,346	$10,804	5.5%
Number of facilities at period end	107	99	8	8.1%
Actual patient days	872,701	812,627	60,074	7.4%
Occupancy percentage — Operational beds	78.7%	78.7%		—%
Skilled mix by nursing days	25.2%	24.9%		0.3%
Skilled mix by nursing revenue	49.3%	51.3%		(2.0)%

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$139,664	$144,357	$(4,693)	(3.3)%
Number of facilities at period end	62	62	—	—%
Actual patient days	537,256	536,500	756	0.1%
Occupancy percentage — Operational beds	82.2%	81.8%		0.4%
Skilled mix by nursing days	28.7%	28.7%		—%
Skilled mix by nursing revenue	53.3%	55.7%		(2.4)%

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$37,163	$35,147	$2,016	5.7%
Number of facilities at period end	20	20	—	—%
Actual patient days	168,062	159,750	8,312	5.2%
Occupancy percentage — Operational beds	75.7%	71.9%		3.8%
Skilled mix by nursing days	18.8%	16.8%		2.0%
Skilled mix by nursing revenue	40.0%	38.6%		1.4%

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$30,323	$16,842	$13,481	NM
Number of facilities at period end	25	17	8	NM
Actual patient days	167,383	116,377	51,006	NM
Occupancy percentage — Operational beds	71.9%	75.2%		NM
Skilled mix by nursing days	16.8%	11.0%		NM
Skilled mix by nursing revenue	37.0%	29.1%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2009.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2009 to December 31, 2010.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2011.

Revenue. Revenue increased $10.8 million, or 5.5%, to $207.1 million for the three months ended September 30, 2012 compared to $196.3 million for the three months ended September 30, 2011. Of the $10.8 million increase, Medicare and managed care revenue increased $0.9 million, or 1.0%, Medicaid revenue increased $5.7 million, or 8.1%, private and other revenue increased $2.8 million, or 11.2% and other skilled revenue increased $1.3 million, or 25.7%. Revenue generated by Recently Acquired Facilities increased by approximately $13.5 million. Since January 1, 2011, the Company has acquired 25 facilities, five home health and two hospice operations in ten states.

Revenue generated by Same Facilities decreased $4.7 million, or 3.3%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Medicare revenue per patient day decreased 12.3% during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decrease was primarily due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented on October 1, 2011. This rate reduction was partially offset by an increase in other skilled and managed care days of 9.9% and 2.1%, respectively, as well as an increase in occupancy of 0.4% to 82.2%.

Revenue at Transitioning Facilities increased by $2.0 million, or 5.7% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was achieved despite a decrease in Medicare revenue per patient day of 9.8% at Transitioning Facilities for the three months ended September 30, 2012. The increase was primarily due to an increase in skilled mix by nursing days of 2.0%, to 18.8%, which was the result of an increase in Medicare patient days at Transitioning Facilities of 7.0%, as well as an increase in occupancy of 3.8% to 75.7%.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2012	2011	2012	2011	2012	2011	2012	2011	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$564.05	$643.35	$483.99	$536.50	$464.93	$472.68	$539.13	$616.78	(12.6)%
Managed care	380.35	369.63	399.24	415.53	398.82	490.71	383.29	375.05	2.2%
Other skilled	565.92	538.68	582.27	550.61	—	—	568.60	539.85	5.3%
Total skilled revenue	494.56	535.11	467.43	509.47	454.10	474.63	487.11	529.46	(8.0)%
Medicaid	171.03	168.44	161.56	160.86	150.51	137.38	166.74	164.60	1.3%
Private and other payors	195.48	188.75	166.36	177.01	167.14	152.27	180.75	177.24	2.0%
Total skilled nursing revenue	$266.15	$275.75	$219.68	$221.55	$206.73	$180.37	$249.38	$257.06	(3.0)%

Medicare daily rates decreased by 12.6%, due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented in October 2011. The third quarter 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 1.3% for the three months ended September 30, 2012 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, partially offset by decreases in rates in Arizona due to changes in base reimbursement rates.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Revenue:
Medicare	33.6%	37.9%	26.9%	29.6%	31.7%	25.8%	32.3%	35.9%
Managed care	15.5	14.3	9.5	7.2	5.3	3.3	13.4	12.5
Other skilled	4.2	3.5	3.6	1.8	—	—	3.6	2.9
Skilled mix	53.3	55.7	40.0	38.6	37.0	29.1	49.3	51.3
Private and other payors	7.0	7.0	10.7	10.7	24.8	32.6	9.5	9.2
Quality mix	60.3	62.7	50.7	49.3	61.8	61.7	58.8	60.5
Medicaid	39.7	37.3	49.3	50.7	38.2	38.3	41.2	39.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Days:
Medicare	15.9%	16.3%	12.2%	12.2%	14.1%	9.8%	14.9%	14.9%
Managed care	10.9	10.7	5.2	3.9	2.7	1.2	8.7	8.6
Other skilled	1.9	1.7	1.4	0.7	—	—	1.6	1.4
Skilled mix	28.7	28.7	18.8	16.8	16.8	11.0	25.2	24.9
Private and other payors	9.5	10.2	14.2	13.3	30.8	38.7	13.2	13.3
Quality mix	38.2	38.9	33.0	30.1	47.6	49.7	38.4	38.2
Medicaid	61.8	61.1	67.0	69.9	52.4	50.3	61.6	61.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $9.2 million, or 5.9%, to $164.9 million for the three months ended September 30, 2012 compared to $155.7 million for the three months ended September 30, 2011. Of the $9.2 million increase, Same Facilities decreased $3.0 million, or 2.6%, and Recently Acquired Facilities increased $10.8 million. Cost of services increased as a percent of total revenue to 79.6% for the three months ended September 30, 2012 as compared to 79.3% for the three months ended September 30, 2011.
Facility Rent — Cost of Services. Facility rent — cost of services increased $0.1 million, or 1.3%, to $3.4 million for the three months ended September 30, 2012 compared to $3.3 million for the three months ended September 30, 2011. Facility rent-cost of services decreased as a percent of total revenue to 1.6% for the three months ended September 30, 2012 as compared to 1.7% for the three months ended September 30, 2011. Facility rent increased due to rent expense for a facility on which the Company has begun construction activities, but has not commenced operations of a skilled nursing facility as of September 30, 2012. This increase was partially offset by decreases in rent due to our purchase of the underlying assets of seven of our skilled nursing facilities in California, Utah and Idaho which we previously operated under long-term lease agreements.
General and Administrative Expense. General and administrative expense increased $0.9 million, or 12.6%, to $8.1 million for the three months ended September 30, 2012 compared to $7.2 million for the three months ended September 30, 2011. General and administrative expenses increased as a percent of total revenue to 3.9% for the three months ended September 30, 2012 as compared to 3.7% for the three months ended September 30, 2011. The $1.3 million increase was primarily due to increases in wages and benefits due to our growth and increased legal costs incurred in connection with the ongoing investigation into the billing and reimbursement process of some of our subsidiaries being conducted by the Department of Justice (DOJ).

Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 16.2%, to $7.2 million for the three months ended September 30, 2012 compared to $6.2 million for the three months ended September 30, 2011. Depreciation and amortization expense increased as a percent of total revenue to 3.5% for the three months ended September 30, 2012 as compared to 3.1% for the three months ended September 30, 2011. This increase was primarily related to the additional depreciation of $0.4 million at Recently Acquired Facilities, as well as increases of $0.4 million and $0.3 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying assets of seven of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $0.4 million increase at Recently Acquired Facilities, $0.1 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net decreased $2.3 million, or 42.5%, to $3.0 million for the three months ended September 30, 2012 compared to $5.3 million for the three months ended September 30, 2011. The decrease in other expense, net was primarily the result of a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Fourth Amended and Restated Loan Agreement with GECC (Six Project Note) and exiting our former revolving credit facility during the three months ended September 30, 2011. This decrease was partially offset by increased interest expense due to the additional $21.5 million in long-term debt added with the promissory notes with RBS Asset Finance, Inc. (2012 RBS Loan) in February 2012.
Provision for Income Taxes. Provision for income taxes increased $0.5 million, or 7.1%, to $7.6 million for the three months ended September 30, 2012 compared to $7.1 million for the three months ended September 30, 2011. This increase resulted from the increase in income before income taxes of $1.9 million, or 10.4%. Our effective tax rate was 36.7% for the three months ended September 30, 2012 as compared to 37.9% for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$613,618	$565,615	$48,003	8.5%
Number of facilities at period end	107	99	8	8.1%
Actual patient days	2,580,026	2,291,107	288,919	12.6%
Occupancy percentage — Operational beds	79.2%	79.5%		(0.3)%
Skilled mix by nursing days	25.8%	25.8%		—%
Skilled mix by nursing revenue	50.1%	52.2%		(2.1)%

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$421,993	$430,621	$(8,628)	(2.0)%
Number of facilities at period end	62	62	—	—%
Actual patient days	1,614,554	1,601,360	13,194	0.8%
Occupancy percentage — Operational beds	82.9%	82.3%		0.6%
Skilled mix by nursing days	29.6%	29.2%		0.4%
Skilled mix by nursing revenue	54.3%	56.2%		(1.9)%

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$108,611	$104,442	$4,169	4.0%
Number of facilities at period end	20	20	—	—%
Actual patient days	493,258	481,277	11,981	2.5%
Occupancy percentage — Operational beds	74.6%	73.0%		1.6%
Skilled mix by nursing days	17.8%	16.2%		1.6%
Skilled mix by nursing revenue	38.3%	37.7%		0.6%

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$83,014	$30,552	$52,462	NM
Number of facilities at period end	25	17	8	NM
Actual patient days	472,152	208,453	263,699	NM
Occupancy percentage — Operational beds	72.9%	75.1%		NM
Skilled mix by nursing days	17.4%	13.2%		NM
Skilled mix by nursing revenue	38.6%	32.9%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2009.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2009 to December 31, 2010.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2011.

Revenue. Revenue increased $48.0 million, or 8.5%, to $613.6 million for the nine months ended September 30, 2012 compared to $565.6 million for the nine months ended September 30, 2011. Of the $48.0 million increase, Medicare and managed care revenue increased $7.6 million, or 2.7%, Medicaid revenue increased $19.7 million, or 9.6%, private and other revenue increased $15.9 million, or 23.4% and other skilled revenue increased $4.9 million, or 35.4%. Revenue generated by Recently Acquired Facilities increased by approximately $52.5 million. Since January 1, 2011, the Company has acquired 25 facilities and five home health and two hospice operations in ten states.

Revenue generated by Same Facilities decreased $8.6 million, or 2.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Medicare revenue per patient day decreased 12.3% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented on October 1, 2011. This rate reduction was partially offset by an increase in skilled mix by nursing days of 0.4%, to 29.6%, which was the result of an increase in Medicare patient days at Same Facilities of 2.0% as well as an increase in occupancy of 0.6% to 82.9%.

Revenue at Transitioning Facilities increased by $4.2 million, or 4.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was achieved despite a decrease in Medicare revenue per patient day of 9.4% at Transitioning Facilities for the nine months ended September 30, 2012. This increase was primarily due to an increase in skilled mix by nursing days of 1.6%, to 17.8%, which was the result of increases in managed care and Medicare patient days of 29.7% and 5.2%, respectively, as well as an increase in occupancy of 1.6% to 74.6%.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2012	2011	2012	2011	2012	2011	2012	2011	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$561.39	$640.30	$484.52	$535.07	$471.11	$468.00	$539.61	$617.12	(12.6)%
Managed care	371.90	368.52	405.64	424.72	405.85	489.89	376.64	373.99	0.7%
Other skilled	571.69	530.87	579.57	520.02	—	—	572.78	530.02	8.1%
Total skilled revenue	491.37	530.69	469.82	508.88	460.53	470.05	485.99	526.38	(7.7)%
Medicaid	170.11	167.54	162.71	160.42	147.24	138.87	166.22	164.76	0.9%
Private and other payors	197.05	187.29	170.78	173.71	165.15	156.45	182.19	179.69	1.4%
Total skilled nursing revenue	$267.72	$275.62	$218.53	$218.57	$207.64	$189.26	$250.98	$259.85	(3.4)%

Medicare daily rates decreased by 12.6%, due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented in October 2011. The year to date 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy. The average Medicaid rate increased 0.9% for the nine months ended September 30, 2012 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, partially offset by decreases in rates in Arizona due to changes in base reimbursement rates.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Revenue:
Medicare	34.8%	38.1%	26.6%	29.1%	33.1%	29.7%	33.3%	36.3%
Managed care	15.3	14.8	8.7	7.3	5.5	3.2	13.2	13.1
Other skilled	4.2	3.3	3.0	1.3	—	—	3.6	2.8
Skilled mix	54.3	56.2	38.3	37.7	38.6	32.9	50.1	52.2
Private and other payors	7.0	7.1	10.6	10.6	26.0	30.7	9.5	8.6
Quality mix	61.3	63.3	48.9	48.3	64.6	63.6	59.6	60.8
Medicaid	38.7	36.7	51.1	51.7	35.4	36.4	40.4	39.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Days:
Medicare	16.6%	16.4%	12.0%	11.9%	14.6%	12.0%	15.5%	15.3%
Managed care	11.0	11.1	4.7	3.8	2.8	1.2	8.8	9.1
Other skilled	2.0	1.7	1.1	0.5	—	—	1.5	1.4
Skilled mix	29.6	29.2	17.8	16.2	17.4	13.2	25.8	25.8
Private and other payors	9.6	10.4	13.6	13.4	32.7	37.2	13.2	12.4
Quality mix	39.2	39.6	31.4	29.6	50.1	50.4	39.0	38.2
Medicaid	60.8	60.4	68.6	70.4	49.9	49.6	61.0	61.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $43.8 million, or 9.9%, to $488.3 million for the nine months ended September 30, 2012 compared to $444.5 million for the nine months ended September 30, 2011. Of the $43.8 million increase, Same Facilities decreased $0.7 million, or 0.2% and Recently Acquired Facilities increased $41.2 million. Cost of services increased as a percent of total revenue to 79.6% for the nine months ended September 30, 2012 as compared to 78.6% for the nine months ended September 30, 2011.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.3 million, or 3.1%, to $10.1 million for the nine months ended September 30, 2012 compared to $10.4 million for the nine months ended September 30, 2011. Facility rent-cost of services decreased as a percent of total revenue to 1.6% for the nine months ended September 30, 2012 as compared to 1.8% for the nine months ended September 30, 2011. The decrease in facility rent is due to our purchase of the underlying assets of eight of our skilled nursing facilities in California, Utah and Idaho which we previously operated under long-term lease agreements, partially offset by normal annual increases in rent at leased facilities and additional rent recognized for a facility which the Company has begun construction activities, but has not commenced operations of a skilled nursing facility as of September 30, 2012.
General and Administrative Expense. General and administrative expense increased $1.7 million, or 7.9%, to $23.9 million for the nine months ended September 30, 2012 compared to $22.2 million for the nine months ended September 30, 2011. General and administrative expenses remained consistent as a percent of total revenue at 3.9% for the nine months ended September 30, 2012 and 2011. The $2.1 million increase was primarily due to increases in wages and benefits due to our growth and increased legal costs incurred in connection with the ongoing investigation into the billing and reimbursement process of some of our subsidiaries being conducted by the Department of Justice (DOJ).
Depreciation and Amortization. Depreciation and amortization expense increased $4.3 million, or 26.0%, to $21.1 million for the nine months ended September 30, 2012 compared to $16.8 million for the nine months ended September 30, 2011. Depreciation and amortization expense increased as a percent of total revenue to 3.4% for the nine months ended September 30, 2012 as compared to 3.0% for the nine months ended September 30, 2011. This increase was primarily related to the additional depreciation of $1.7 million at Recently Acquired Facilities, as well as increases of $1.7 million and $0.9 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying assets of eight of our skilled nursing facilities which we previously operated under a long-term lease agreements. Of the $1.7 million increase at Recently Acquired Facilities, $0.4 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net decreased $1.6 million, or 15.4%, to $9.0 million for the nine months ended September 30, 2012 compared to $10.6 million for the nine months ended September 30, 2011. The decrease in other expense, net was primarily the result of a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note and exiting our former revolving credit facility during the nine months ended September 30, 2011. This decrease was partially offset by increased interest expense due to the additional $21.5 million in long-term debt added with the promissory notes with RBS Asset Finance, Inc. (2012 RBS Loan) in February 2012.
Provision for Income Taxes. Provision for income taxes decreased $0.7 million, or 3.2%, to $23.1 million for the nine months ended September 30, 2012 compared to $23.8 million for the nine months ended September 30, 2011. This decrease resulted from the decrease in our effective tax rate of 1.3% to 37.7% for the nine months ended September 30, 2012 as compared to 39.0% for the nine months ended September 30, 2011.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, proceeds from our IPO, long-term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $22.6 million and $86.5 million for the nine months ended September 30, 2012 and 2011, respectively. Cash paid for asset acquisitions was $11.3 million and $16.6 million for the nine months ended September 30, 2012 and 2011, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $26.8 million and $29.1 million for the nine months ended September 30, 2012 and 2011, respectively. We currently have a combined $33.0 million budgeted for renovation projects for 2012.

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

Our cash and cash equivalents as of September 30, 2012 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2012, we held debt security investments of approximately $22.4 million, of which $6.0 million are AAA-rated and backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program upon maturity. The remaining $16.4 million debt security investments are split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$51,593	$53,245
Net cash used in investing activities	(61,841)	(126,870)
Net cash provided by financing activities	12,692	27,187
Net increase (decrease) in cash and cash equivalents	2,444	(46,438)
Cash and cash equivalents at beginning of period	29,584	72,088
Cash and cash equivalents at end of period	$32,028	$25,650
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net cash provided by operations for the nine months ended September 30, 2012 was $51.6 million compared to $53.2 million for the nine months ended September 30, 2011, a decrease of $1.6 million. This decrease was primarily due to the timing of our payments of wages and third-party vendor invoices and increases in investments at the end of the nine months ended September 30, 2012 as compared to the end of the nine months ended September 30, 2011. These decreases were partially offset by our improved operating results, which contributed $67.8 million in 2012 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, share-based compensation, excess tax benefits from share-based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $63.0 million for 2011, an increase of $4.8 million.
Net cash used in investing activities for the nine months ended September 30, 2012 was $61.8 million compared to $126.9 million for the nine months ended September 30, 2011, a decrease of $65.1 million. The decrease was primarily the result of $60.9 million in cash paid for business acquisitions, asset acquisitions and purchased property and equipment in the nine months ended September 30, 2012 compared to $127.5 million in the nine months ended September 30, 2011.
Net cash provided by financing activities for the nine months ended September 30, 2012 was $12.7 million as compared to $27.2 million for the nine months ended September 30, 2011, a decrease of $14.5 million. This decrease was primarily due to the receipt of $75.0 million in proceeds from the term loan portion of the Facility during the nine months ended September 30, 2011 as compared to $21.5 million in proceeds received from the 2012 RBS Loan during the nine months ended September 30, 2012, a decrease of $53.5 million. The reduction in long-term debt proceeds received was partially offset by a decrease in long-term debt repayments from $44.7 million for the nine months ended September 30, 2011 to $10.1 million for the nine months ended September 30, 2012, a difference of $34.6 million. The decrease is due to the use of long-term debt proceeds to repay existing debt in the prior year.

Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of September 30, 2012 and the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31,			September 30,
	2009	2010	2011	2012
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	$80,313
Ten Project Note	53,200	52,229	51,185	50,363
Six Project Loan	39,970	39,495	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	68,756
Bond payable	1,232	1,038	—	—
Total	$109,466	$142,506	$187,870	$199,432

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,				September 30,
	2008	2009	2010	2011	2012
Cumulative number of facilities	63	77	82	102	107

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

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of September 30, 2012, we were in compliance with all loan covenants. As of September 30, 2012, our subsidiaries had $21.2 million outstanding on the 2012 RBS Loan.

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

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of September 30, 2012, we were in compliance with all loan covenants. As of September 30, 2012, our subsidiaries had $33.4 million outstanding on the RBS Loan.

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

Among other things, under the Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of September 30, 2012, we were in compliance with all loan covenants.

Proceeds of the term loan portion of the Facility and any initial borrowings under the revolver portion of the Facility were used to refinance the Fourth Amended and Restated Loan Agreement with General Electric Capital Corporation (GECC) (or Six Project Note) and revolving credit facility with GECC (or the Revolver), and shall continue to be used to fund facility acquisitions and other general working capital requirements. As of September 30, 2012, our subsidiaries had $80.3 million outstanding on the Facility.
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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2012, we were in compliance with all loan covenants. As of September 30, 2012, our subsidiaries had $50.4 million outstanding on the Ten Project Note.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of September 30, 2012, our subsidiaries had $9.3 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of September 30, 2012, the balance outstanding on this mortgage loan was approximately $5.7 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Common Stock Repurchase Program

The board of directors authorized the repurchase of up to $10.0 million of our common stock during the twelve month period ending November 2, 2012.  Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended.

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
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.5 million and $10.4 million for the three and nine months ended September 30, 2012 and $3.4 million and $10.7 million for the three and nine months ended September 30, 2011, respectively.
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

New Accounting Pronouncements

In July 2012, the FASB amended the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment was issued in response to feedback on the amendments made to the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Under the amended guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although this amendment revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. We are evaluating whether we will adopt this amendment during our current fiscal year impairment analysis in the fourth quarter. We do not believe the adoption of this amendment will have a material effect on our financial statements.

In July 2012, the FASB clarified that an advance fee from a continuing care retirement community resident should be classified as deferred revenue if (1) the contract stipulates that this advance fee must be repaid when a room is reoccupied by a future resident and (2) the refundable amount is "limited to the proceeds from reoccupancy." If the refundable amount is not limited to the proceeds from reoccupancy, the advance fee must be reported as a liability. The above clarification is effective for fiscal periods beginning after December 15, 2012, however early adoption is permitted. We do not believe the adoption of this clarification will have a material effect on our financial statements.
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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the Facility, which is available but historically has not regularly been used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Facility is available and could be used for short-term borrowing purposes. As of September 30, 2012, we had outstanding borrowings under the revolving credit facility portion of the Facility of $10.0 million.

The Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. We entered into an interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the Facility. The swap agreement, with a notional amount of $75.0 million, amortizing concurrently with the related term loan portion of the Facility, is five years in length and set to mature on July 15, 2016. Under the terms of this agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%.

Our cash and cash equivalents as of September 30, 2012 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2012, we held debt security investments of approximately $22.4 million, of which $6.0 million are AAA-rated and backed by the FDIC under the Temporary Liquidity Guarantee Program upon maturity. The remaining $16.4 million debt security investments are split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2012, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 40.0% and 39.5% of our revenue from the Medicaid program for the three and nine months ended September 30, 2012 and 38.7% and 38.5% during the three and nine months ended September 30, 2011, respectively. We derived 33.6% and 34.2% of our revenue from the Medicare program for the three and nine months ended September 30, 2012 and 36.3% and 36.8% for the three and nine months ended September 30, 2011, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. In April 2012 President Obama released a budget proposal that would cut $302.8 billion from the Medicare and Medicaid programs over the next decade. Included within this budget are proposals that would impact long-term care facilities. The President's budget proposal would reduce skilled nursing facility payments by up to 3% beginning in 2016 for facilities with high rates of preventable hospital readmissions. The budget proposal would also adjust payment rate updates for post-acute care providers. In addition, the budget proposal would create a home health care co-payment of $100 for each 60-day episode of care. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

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
Further, prior to the introduction of H.R. 3630, we were reimbursed for 100% of bad debt related to dual-eligible Medicare residents' co-insurance.  H.R. 3630 will phase down the dual-eligible reimbursement over three years.  Effective October 1, 2012, Medicare dual-eligible co-insurance reimbursement will decrease from 100% to 88%, with further reductions to 77% and 65% as of October 1, 2013 and 2014, respectively.  Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.
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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduces provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011.  AB X1 19 limits  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012 with a promise to repay by December 31, 2012.  Federal approval was obtained on October 27, 2011. There can be no assurance that the reduction in provider payments will not lead to material adverse consequences in the future.

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

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which will conclude in December 2012. HHS indicates it will complete an evaluation of the demonstration program in the autumn of 2013, and any permanent value-based purchasing program for skilled nursing facilities will be implemented after that evaluation.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of September 30, 2012, we had one facility under probe review.

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

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the Middle Class Tax Relief and Job Creation Act of 2012 which extends the exceptions process through December 31, 2012. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services are $1,880, respectively, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and certain providers will be required to submit a request for an exception. Beginning October 1, 2012 some therapy providers are required to submit requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request when the threshold was exceeded.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the nine months ended September 30, 2012, 73.7% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalties, or litigation. These "staffing" suits have become more prevalent in the wake of a previous substantial jury award against one of our competitors, and we expect the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. We are currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and have reached a tentative settlement with class counsel that is awaiting court approval.

The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expense, are projected to be $5.0 million, of which $2.6 million of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. Assuming that the settlement is approved by the court, the settlement will not have a material ongoing material adverse effect on our business, financial condition, or results of operations.

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

During the nine months ended September 30, 2012, we acquired five facilities and three business with a total of 441 operational beds. During the year ended December 31, 2011, we acquired twenty facilities and three businesses with a total of 2,161 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operations and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the facility had already been surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility's compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both facilities have successfully graduated from the Centers for Medicare and Medicaid Services' Special Focus program. We currently have no facilities on special focus facility status.

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

At September 30, 2012, we had $200.3 million of outstanding indebtedness under the Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $128.1 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

THE ENSIGN GROUP, INC.

November 7, 2012	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)