Form 10-K
period 2012-12-31
ENSIGN GROUP, INC
filed 2013-02-13
CIK 1125376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2012, was approximately $490,500,000.

On February 11, 2013, The Ensign Group, Inc. had 21,756,540 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2013 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

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

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our skilled nursing and assisted living facilities, home health and hospice operations, urgent care centers and majority owned subsidiaries are operated by separate, wholly-owned, independent subsidiaries, each of which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. In addition, we have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers' compensation insurance liabilities.

Like our operations, the Service Center and Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. Reference herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity. We were incorporated in 1999 in Delaware. Our corporate address is 27101 Puerta Real, Suite 450, Mission Viejo, CA 92691, and our telephone number is (949) 487-9500. Our corporate website is located at www.ensigngroup.net. The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

EnsignTM is our United States trademark. All other trademarks and trade names appearing in this annual report are the property of their respective owners.

PART I.

Item 1.	Business
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 108 facilities, seven home health and six hospice operations, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. In addition, we own and operate urgent care centers in the Seattle, Washington area and an urgent care franchise system with locations in several states. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of December 31, 2012, we owned 86 of our 108 facilities and operated an additional 22 facilities under long-term lease arrangements, and had options to purchase two of those 22 facilities.

We encourage and empower our leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility.

Our organizational structure is centered upon local leadership. We believe our organizational structure, which empowers leaders and staff at the local level, is unique within the skilled nursing industry. Each of our operations is led by highly dedicated individuals who are responsible for key operational decisions at their facilities. Leaders and staff are trained and motivated to pursue superior clinical outcomes, high patient and family satisfaction, operating efficiencies and financial performance at their facilities. In addition, our leaders are enabled and motivated to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in other facilities in order to improve clinical care, maximize patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.

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

We organize our facilities into portfolio companies, which we believe has enabled us to maintain a local, field-driven organizational structure and attract additional qualified leadership talent, and to identify, acquire, and improve facilities at a generally faster rate. Each of our portfolio companies has its own president. These presidents, who are experienced and proven leaders that are generally taken from the ranks of facility CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this reorganization has improved the quality of our recruiting and will continue to facilitate successful acquisitions.

Cumulative Facility Growth

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

With the introduction in early 2006 of the portfolio companies and our New Market CEO program, described above, our acquisition activity accelerated, allowing us to add 15 facilities between January 1, 2006 and July 31, 2007. We then effectively suspended our acquisition program while we effected our initial public offering, which was completed in November 2007. From January 1, 2008 through December 31, 2011, we acquired 41 facilities which added 4,597 operational beds to our operations.
During the year ended December 31, 2012, the Company acquired five stand alone skilled nursing facilities, one of which also offers assisted living services, one stand alone assisted living facility, two home health operations and one hospice operation. The following table summarizes our growth from our formation in 1999 through December 31, 2012:

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Cumulative number of facilities	5	13	19	24	41	43	46	57	61	63	77	82	102	108
Cumulative number of operational skilled nursing, assisted living and independent living beds	665	1,571	2,155	2,751	4,959	5,213	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,198
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

Recent Developments

U.S. Government Inquiries — We, through the special committee and our outside counsel, continue to work cooperatively with the U.S Department of Justice (DOJ). Ensign anticipates that this ongoing dialogue will continue in 2013 as part of our effort to resolve this matter. Based on information gathered by us in connection with the work of the special committee, our outside counsel and their experts, we recorded an estimated liability in the amount of $15.0 million in the fourth quarter of 2012 related to our efforts to achieve a global, company-wide, resolution of any claims connected to the investigation. Active settlement discussions with the DOJ are ongoing and, until concluded, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates. At this time, we cannot estimate the possible range of loss that may result from any such proceedings or discussions.

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

On October 31, 2012, Van R. Johnson informed the board of directors that he intends to retire from the board of directors at the close of the Annual Meeting of the Shareholders for 2013. Mr. Johnson's resignation is due to his acceptance of a full-time volunteer assignment from his church that will require him to step away from all outside business engagements, including the board of directors. Mr. Johnson has served on the board of directors since 2009 and is currently serving as the Chairman of the Nomination and Corporate Governance Committee.

Senior Credit Facility — On February 1, 2013, we entered into the third amendment to the senior credit facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility) (the Third Amendment), which amends our existing Senior Credit Facility agreement, dated as of July 15, 2011. The Third Amendment revises the Senior Credit Facility agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million, and (ii) extend the maturity date from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remain in full force and effect.

Urgent Care

Immediate Clinic (IC) — On January 10, 2012, we announced a joint venture to develop and operate urgent care facilities and related businesses. Immediate Clinic (IC) will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Design and construction planning for several new locations is currently underway, and IC is also seeking opportunities to acquire existing urgent care operations across the United States. As of December 31, 2012, IC was operating three urgent care centers, and anticipates opening two additional centers during the first quarter of 2013.

Our joint venture partner and IC's Chief Executive Officer, Dr. John Shufeldt resigned on September 12, 2012. On October 4, 2012, we invested an additional $6.0 million to IC in exchange for senior preferred stock which resulted in our holding approximately 96% of the outstanding interests in the joint venture on a fully-diluted basis. The proceeds of such investment will be used to continue the development of additional clinics in the Northwest. In addition, on December 20, 2012, IC redeemed all remaining minority interests in IC.

On February 15, 2012, IC purchased an equity investment in an urgent care software service provider for $1.4 million. In addition, on March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2.0 million, adjusted for certain items at the time of close and redeemable noncontrolling interest of $11.6 million. We recognized intangible assets of $7.9 million in trade name, $3.0 million in franchise relationships and $2.7 million in goodwill as part of this transaction. On December 31, 2012, IC purchased the remaining ownership interest in DRX for approximately $5.3 million.

Mobile X-Ray and Diagnostics

On December 31, 2012, the Company purchased 80% of the membership interest of a mobile x-ray and diagnostic company for $5.8 million, plus preliminary net working capital of approximately $1.3 million for total consideration of approximately $7.1 million, which was paid in cash. The mobile diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities.  The Company believes the acquisition is strategic given the mobile diagnostic company's experienced management team.  This acquisition will provide the Company with a broad set of services to its customers in the markets it serves.

The Company recognized intangible assets of approximately $0.9 million in trade name, $4.2 million in customer relationship and $2.1 million in goodwill as part of this transaction. See additional details in Note 9 Goodwill and Other Indefinite-Lived Intangible Assets-Net in Notes to Consolidated Financial Statements.  The Company's preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed is based on estimates and assumptions that are subject to change. During the measurement period, when information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustment will be included in the purchase price allocation retrospectively. The measurement period is expected to extend as long as one year from the date of acquisition.

Facility Acquisition History

The following table sets forth the location and number of licensed and independent living beds located at our skilled nursing and assisted living facilities as of December 31, 2012:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	35	13	23	11	5	3	6	3	4	5	108
Operational skilled nursing, assisted living and independent living beds	3,864	1,902	2,918	1,344	463	274	477	304	296	356	12,198

On January 1, 2013, we acquired one home health operation in Washington and two hospice operations in California and Arizona, respectively, for an aggregate purchase price of approximately $4.5 million, which was paid in cash. These acquisitions did not impact our overall bed count.

During the fourth quarter of 2012, we purchased a skilled nursing facility in Texas for $2.6 million, which was paid in cash. This acquisition added 92 operational skilled nursing beds to our operations.

During the third quarter of 2012, we purchased two skilled nursing facilities in Idaho for $4.5 million in one transaction, which was paid in cash. One of the skilled nursing facilities acquired also offers assisted living services. This acquisition added 94 operational skilled nursing beds and 24 assisted living units to our operations.

During the second quarter of 2012, we purchased a home health and hospice business with operations in Utah and Arizona and a skilled nursing facility in Texas in two separate transactions for an aggregate purchase price of $11.0 million. All second quarter acquisitions were paid for in cash. The skilled nursing facility acquisition added 150 operational skilled nursing beds, while the home health operations did not impact our overall bed count.

During the first quarter of 2012, we purchased one assisted living facility in Nevada, one home health operation in Oregon and one skilled nursing facility in Idaho in three separate transactions for an aggregate purchase price of $5.4 million. All first quarter acquisitions were paid for in cash. These acquisitions added an aggregate of 113 operational skilled nursing beds and 60 assisted living units to our operations, while the home health operation acquisition did not impact our overall bed count.

We also entered into separate operations transfer agreements with the prior operator as part of each of the above noted transactions.

In addition, during the year ended December 31, 2012, we purchased the underlying assets of three of our skilled nursing facilities in California which we previously operated under long-term lease agreements, which contained options to purchase, for $11.4 million, which was paid in cash. These acquisitions did not impact our operational bed count.
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
In October 2011, the Centers for Medicare and Medicaid Services (CMS) announced a final rule reducing Medicare skilled nursing facility PPS payments in fiscal year 2012 by 11.1%. CMS recalibrated the case-mix indexes (CMIs) for fiscal year 2012 to restore overall payments to their intended levels on a prospective basis. This reduction was partially offset by the fiscal year 2012 update to Medicare payments to skilled nursing facilities. The update, a 1.7% or $600 million increase, reflected a 2.7% market basket increase, reduced by a 1.0% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). The combined MFP-adjusted market basket increase and the fiscal year 2012 recalibration was projected to yield a net reduction of $3.87 billion, or 11.1%.
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
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute delays significant cuts in Medicare rates for physician services until December 31, 2013. The statute also creates a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services.

Centers for Medicare and Medicaid Services (CMS) Rulings — On July 27, 2012, the CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% MFP adjustment mandated by PPACA. This increase is expected to be offset by the 2% sequestration reduction, discussed below, which will become effective April 1, 2013.

In November 2012, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2013. These final regulations implement a net market basket increase of 1.3% consisting of a 2.3% market basket inflation increase, less a 1.0% adjustment mandated by the PPACA. In addition, CMS implemented a 1.3% reduction in case mix. CMS has projected the impact of these changes will result in a less than 0.1% decrease in payments to home health agencies.
Additionally, there is further uncertainty on how Medicare will reimburse for home health services when rebasing of rates becomes effective in 2014; when Medicare will reset the rates and change how CMS reimburses for home health services. The methodology for rebasing has yet to be determined, but we expect it will result in further reimbursement reductions.

In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. These final regulations implement a net market basket increase of 1.6% consisting of a 2.6% market basket inflation increase, less offsets to the standard payment conversion factor mandated by the PPACA of 0.7% to account for the effect of a productivity adjustment, and 0.3% as required by statute. CMS has projected the impact of these changes will result in a 0.9% increase in payments to hospice providers.
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

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the American Taxpayer Relief Act of 2012 which extends the exceptions process through December 31, 2013. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services are $1,880, respectively, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. These cap amounts will increase to $1,900 in 2013. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and beginning October 1, 2012, CMS rolled out a pilot program requiring some therapy providers to submit pre-approval requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request to be pre-approved when the threshold was exceeded. The pilot program was rolled out to our facilities in groups beginning in October 2012.

In addition, the Multiple Procedure Payment Reduction (MPPR) will be increased to 50% and applied to therapy by reducing payments for practice expense of the second and subsequent therapies when therapies are provided on the same day, instead of the existing 25% discount. The change from 25% of the practice expense to a 50% reduction is expected to take effect on April 1, 2013.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond December 31, 2013, which could also have an adverse effect on our revenue after that date.
Medicare Coverage Settlement Agreement — A proposed federal class action settlement was filed in federal district court on October 16, 2012 that would end the Medicare coverage standard for skilled nursing, home health and outpatient therapy services that a beneficiary's condition must be expected to improve. The settlement was approved on January 24, 2013, which tasked CMS with revising its Medicare Benefit Manual and numerous other policies, guidelines and instructions to ensure that Medicare coverage is available for skilled maintenance services in the home health, skilled nursing and outpatient settings. CMS must also develop and implement a nationwide education campaign for all who make Medicare determinations to ensure that beneficiaries with chronic conditions are not denied coverage for critical services because their underlying conditions will not improve. At the conclusion of the CMS education campaign, the members of the class will have the opportunity for re-review of their claims, and a two- or three-year monitoring period will commence. Implementation of the provisions of this settlement agreement could favorably impact reimbursement for our services.

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

Whether information about our billing and reimbursement processes is obtained from external sources or activities such as Medicare and Medicaid audits or probe reviews, internal investigations, or our regular day-to-day monitoring and training activities, we collect and utilize such information to improve our billing and reimbursement functions and the various processes related thereto. While, like other operators in our industry, we experience billing and reimbursement errors, disagreements and other effects of the inherent subjectivities in reimbursement processes on a regular basis, we believe that we are in substantial compliance with applicable Medicare and Medicaid reimbursement requirements. We continually strive to improve the efficiency and accuracy of all of our operational and business functions, including our billing and reimbursement processes.
The following table sets forth the payor sources of our total revenue for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid- custodial	$302,046	36.6%	$277,736	36.6%	$259,711	40.0%
Medicare	278,578	33.8	272,283	35.9	219,217	33.7
Medicaid-skilled	25,418	3.1	20,290	2.7	17,573	2.7
Total	606,042	73.5	570,309	75.2	496,501	76.4
Managed care	106,268	12.9	94,266	12.4	84,364	13.0
Private and other payors(1)	112,409	13.6	93,702	12.4	68,667	10.6
Total revenue	$824,719	100.0%	$758,277	100.0%	$649,532	100.0%
(1) Private and other payors includes revenue from urgent care centers and franchising businesses.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2012	2011	2010
Percentage of Skilled Nursing Days:
Medicare	15.3%	15.2%	14.5%
Managed care	9.0	8.9	9.2
Other skilled	1.6	1.4	1.3
Skilled mix	25.9	25.5	25.0
Private and other payors	13.2	12.6	11.7
Quality mix	39.1	38.1	36.7
Medicaid	60.9	61.9	63.3
Total skilled nursing	100.0%	100.0%	100.0%

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

Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amounts. For cap years ending on or after October 31, 2012, and all subsequent cap years, the hospice aggregate cap is calculated using the proportional method.  Under the proportional method, the hospice shall include in its number of Medicare beneficiaries only that fraction which represents the portion of a patient's total days of care in all hospices and all years that were spent in that hospice in that cap year, using the best data available at the time of the calculation. The whole and fractional shares of Medicare beneficiaries' time in a given cap year are then summed to compute the total number of Medicare beneficiaries served by that hospice in that cap year.  The hospice's total Medicare beneficiaries in a given cap year is multiplied by the Medicare per beneficiary cap amount, resulting in that hospice's aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year.  If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services.

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

 Experienced and Dedicated Employees.  We believe that our employees are among the best in their respective industry. We believe each of our operations is led by an experienced and caring leadership team, including dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual operations. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to lead our operations. These leaders operate as separate local businesses. With broad local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

 Unique Incentive Programs.  We believe that our employee compensation programs are unique within the industry. Employee stock options and performance bonuses, based on achieving target clinical quality and financial benchmarks, represent a significant component of total compensation for our operational leaders. We believe that these compensation programs assist us in encouraging our leaders and key employees to act with a shared ownership mentality. Furthermore, our leaders are motivated to help local operations within a defined “cluster,” which is a group of geographically-proximate operations that share clinical best practices, real-time financial data and other resources and information.

 Staff and Leadership Development.  We have a company-wide commitment to ongoing education, training and professional development. Accordingly, our operational leaders participate in regular training. Most participate in training sessions at Ensign University, our in-house educational system, generally four or five times each year. Other training opportunities are generally offered on a monthly basis. Training and educational topics include leadership development, our values, updates on Medicaid and Medicare billing requirements, updates on new regulations or legislation, emerging healthcare service alternatives and other relevant clinical, business and industry specific coursework. Additionally, we encourage and provide ongoing education classes for our clinical staff to maintain licensing and increase the breadth of their knowledge and expertise. We believe that our commitment to, and substantial investment in, ongoing education will further strengthen the quality of our operational leaders and staff, and the quality of the care they provide to our patients and residents.

 Innovative Service Center Approach.  We do not maintain a corporate headquarters; rather, we operate a Service Center to support the efforts of each operation. Our Service Center is a dedicated service organization that acts as a resource and provides centralized information technology, human resources, accounting, payroll, legal, risk management, educational and other key services, so that local leaders can focus on delivering top-quality care and efficient business operations. Our Service Center approach allows individual operations to function with the strength, synergies and economies of scale found in larger organizations, but without what we believe are the disadvantages of a top-down management structure or corporate hierarchy. We believe our Service Center approach is unique within the industry, and allows us to preserve the “one-facility-at-a-time” focus and culture that has contributed to our success.

Proven Track Record of Successful Acquisitions.  We have established a disciplined acquisition strategy that is focused on selectively acquiring operations within our target markets. Our acquisition strategy is highly operations driven. Prospective leaders are included in the decision making process and compensated as these acquired operations reach pre-established clinical quality and financial benchmarks, helping to ensure that we only undertake acquisitions that key leaders believe can become clinically sound and contribute to our financial performance.

Since April 1999, we have acquired 108 facilities with 12,198 operational beds, including 1,322 assisted living beds and 477 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

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

Attractive Asset Base.  We believe that our facilities are among the best-operated in their respective markets. As of December 31, 2012, we owned 86 of the 108 facilities that we operated, and had purchase agreements or options to purchase two of the 22 facilities that we operated under long-term lease arrangements. We will consider exercising these purchase options as they become exercisable. Assuming we eventually exercise all purchase options we currently hold and we don't dispose of any of our current facilities, we would own approximately 81% of the facilities we currently operate. By owning our facilities, we believe we will have better control over our occupancy costs over time, as well as increased financial and operational flexibility. We plan to continue to invest in our facilities, both owned and leased, to keep them physically attractive and clinically sound.

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

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our operations. We generally have between five and fifteen prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our facility Chief Executive Officer Program, which facilitates the continued development of these talented business leaders into outstanding facility CEOs, through regular peer review, our Ensign University and on-the-job training.

In addition, our Chief Operating Officer Program recruits and trains highly-qualified Directors of Nursing to lead the clinical programs in our skilled nursing facilities. Working together with their facility CEO and/or administrator, other key facility leaders and front-line staff, these experienced nurses manage delivery of care and other clinical personnel and programs to optimize both clinical outcomes and employee and patient satisfaction.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering real opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for the years ended December 31, 2012, 2011 and 2010 were 79.0%, 79.2% and 79.9%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties, the expansion and upgrade of current facilities, and the potential construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring facilities within select geographic markets and may consider the construction of new facilities. In addition, historically we have targeted facilities that we believed were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 87 facilities that we acquired from 2001 through 2011, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.1% during the first full three months of operations to 14.2% during the thirteenth through fifteenth months of operations.

Labor

 The operation of our skilled nursing and assisted living facilities, home health and hospice operations and urgent care centers requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2012, we had approximately 10,371 full-time equivalent employees, employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2012, approximately 60% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Government Regulations

 The regulatory environment within the skilled nursing industry continues to intensify in the amount and type of laws and regulations affecting it. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback laws, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (OSHA). Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

Our operations are also subject to various regulations and licensing requirements promulgated by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state and these requirements can affect, among other things, personnel education and training, patient and personnel records, services, staffing levels, monitoring of patient wellness, patient furnishings, housekeeping services, dietary requirements, emergency plans and procedures, certification and licensing of staff prior to beginning employment, and patient rights. These laws and regulations could limit our ability to expand into new markets and to expand our services and facilities in existing markets.
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

State Regulations — On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduced provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011. Federal approval was obtained on October 27, 2011.  AB X1 19 limited  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012. The 10% reduction in provider payments was repaid by December 31, 2012.

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

•
Skilled Nursing Facility Value-Based Purchasing Program — PPACA required the U.S. Department of Health and Human Services (HHS) to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which concluded in December 2012. HHS indicates it will complete an evaluation of the demonstration program in the autumn of 2013, and any permanent value-based purchasing program for skilled nursing facilities will be implemented after that evaluation.

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
Regulations Regarding Our Facilities.  Governmental and other authorities periodically inspect our facilities to assess our compliance with various standards. The intensified regulatory and enforcement environment continues to impact healthcare providers, as these providers respond to periodic surveys and other inspections by governmental authorities and act on any noncompliance identified in the inspection process. Unannounced surveys or inspections generally occur at least annually, and also following a government agency's receipt of a complaint about a facility. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration (VA) program at some facilities, and to comply with our provider contracts with managed care clients at many facilities. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on skilled nursing facilities such as admission holds, provisional skilled nursing license or increased staffing requirements. If our facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, or lose our state licenses to operate the facilities.

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
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute lengthened the retrospective time period for which CMS can recover overpayments from health care providers, from three years following the year in which payment was made, to five years following the year in which payment was made.

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

We derived 39.7% and 39.3% of our revenue from the Medicaid program for the years ended December 31, 2012 and 2011, respectively. We derived 33.8% and 35.9% of our revenue from the Medicare program for the years ended December 31, 2012 and 2011, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On July 27, 2012, the CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase will be offset by the 2% sequestration reduction, discussed below, which is expected to become effective April 1, 2013.

In November 2012, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2013. These final regulations implement a net market basket increase of 1.3% consisting of a 2.3% market basket inflation increase, less a 1.0% adjustment mandated by the PPACA. In addition, CMS implemented a 1.3% reduction in case mix. CMS has projected the impact of these changes will result in a less than 0.1% decrease in payments to home health agencies.
Additionally, there is further uncertainty on how Medicare will reimburse for home health services when rebasing of rates becomes effective in 2014; when Medicare will reset the rates and change how CMS reimburses for home health services. The methodology for rebasing has yet to be determined, but we expect it will result in further reimbursement reductions.

In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. These final regulations implement a net market basket increase of 1.6% consisting of a 2.6% market basket inflation increase, less offsets to the standard payment conversion factor mandated by the PPACA of 0.7% to account for the effect of a productivity adjustment, and 0.3% as required by statute. CMS has projected the impact of these changes will result in a 0.9% increase in payments to hospice providers.
On February 22, 2012, the President signed into law H.R. 3630, which among other things, delayed a cut in physician and Part B services.  In establishing the funding for the law, payments to nursing facilities for residents' unpaid Medicare A co-insurance was reduced. The Deficit Reduction Act of 2005 had previously limited reimbursement of bad debt to 70% on privately responsibility co-insurance. However, under H.R. 3630, this reimbursement will be reduced to 65%.
Further, prior to the introduction of H.R. 3630, we were reimbursed for 100% of bad debt related to dual-eligible Medicare residents' co-insurance.  H.R. 3630 will phase down the dual-eligible reimbursement over three years.  Effective October 1, 2012, Medicare dual-eligible co-insurance reimbursement decreased from 100% to 88%, with further reductions to 77% and 65% as of October 1, 2013 and 2014, respectively.  Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.
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
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute delays significant cuts in Medicare rates for physician services until December 31, 2013. The statute also creates a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services.
Should future changes in PPS, similar to those described above, include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our skilled nursing facilities (including rehabilitation therapy services provided at our skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operations.

Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending.

Medicaid, which is largely administered by the states, is a significant payor for our skilled nursing services. Rapidly increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth. For example, in February 2009, the California legislature approved a new budget to help relieve a $42 billion budget deficit. The budget package was signed after months of negotiation, during which time California's governor declared a fiscal state of emergency in California. The new budget implemented spending cuts in several areas, including Medi-Cal spending. Some of the spending cuts were triggered only if an inadequate amount of federal funding is received from the American Recovery and Reinvestment Act of 2009. Further, California initially had extended its cost-based Medi-Cal long-term care reimbursement system enacted through Assembly Bill 1629 (A.B.1629) through the 2009-2010 and 2010-2011 rate years with a growth rate of up to five percent for both years. However, due to California's severe budget crisis, in July 2009, the State passed a budget-balancing proposal that eliminated this five percent growth cap by amending the current statute to provide that, for the 2009-2010 and 2010-2011 rate years, the weighted average Medi-Cal reimbursement rate paid to long-term care facilities shall not exceed the weighted average Medi-Cal reimbursement rate for the 2008-2009 rate year. In addition, the budget proposal increased the amounts that California nursing facilities will pay to Medi-Cal in quality assurance fees for the 2009-2010 and 2010-2011 rate years by including Medicare revenue in the calculation of the quality assurance fee that nursing facilities pay under A.B. 1629. Although overall reimbursement from Medi-Cal remained stable, individual facility rates varied.

California's Governor signed the budget trailer into law in October 2010. Despite its enactment, these changes in reimbursement to long-term care facilities were to be implemented retroactively to the beginning of the calendar quarter in which California submitted its request for federal approval of CMS. On January 10, 2011, the California Governor proposed a budget for 2011-2012 which proposes to reduce Medi-Cal provider payments by 10%, including payments to long-term care facilities.

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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduced provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011. Federal approval was obtained on October 27, 2011.  AB X1 19 limited  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012. The 10% reduction in provider payments was repaid by December 31, 2012.

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

The Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) were enacted as law. These laws include sweeping changes to how health care is paid for and furnished in the United States.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of December 31, 2012, we had one facility under probe review.

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

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the American Taxpayer Relief Act of 2012 which extends the exceptions process through December 31, 2013. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services are $1,880, respectively, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. These cap amounts will increase to $1,900 in 2013. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and beginning October 1, 2012, CMS rolled out a pilot program requiring some therapy providers to submit pre-approval requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request to be pre-approved when the threshold was exceeded. The pilot program was rolled out to our facilities in groups beginning in October 2012.

In addition, the Multiple Procedure Payment Reduction (MPPR) will be increased to 50% and applied to therapy by reducing payments for practice expense of the second and subsequent therapies when therapies are provided on the same day, instead of the existing 25% discount. The change from 25% of the practice expense to a 50% reduction is expected to take effect on April 1, 2013.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond December 31, 2013, which could also have an adverse effect on our revenue after that date.

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

On January 25, 2013 the Department of Health and Human Services promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of the Department regarding HIPAA violations. In addition, any breach of individually identifiable health information can result in obligations under HIPAA and state laws to notify patients, federal and state agencies, and in some cases media outlets, regarding the breach incident. Breach incidents and violations of HIPAA or state privacy and security laws could subject us to significant penalties, and could have a significant impact on our business.

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

In December 2010, the OIG released a report entitled “Questionable Billing by Skilled Nursing Facilities.” The report examined the billing practices of skilled nursing facilities based on Medicare Part A claims from 2006 to 2008 and found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra high therapy categories, than government and not-for-profit operators. It also found that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher activities of daily living (ADL) scores, and had a “long” average length of stay among Part A beneficiaries, compared to their government and not-for-profit counterparts. The OIG recommended that CMS vigilantly monitor overall payments to skilled nursing facilities, adjust RUG rates annually, change the method for determining how much therapy is needed to ensure appropriate payments and conduct additional reviews for skilled nursing operators that exceed certain thresholds for higher paying therapy RUGs. CMS concurred with and agreed to take action on three of the four recommendations, declining only to change the methodology for assessing a patient's therapy needs. The OIG issued a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Although we believe our therapy assessment and billing practices are consistent with applicable law and CMS requirements, we cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Two of our facilities have been listed on the report. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-RUGs patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording ADL services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others, as well as other government agencies, unions, advocacy groups and others who seek to pursue their own mandates and agendas. Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, adversely change RUG rates, revise methodologies for assessing and treating patients, or conduct more frequent or intense reviews of our treatment and billing practices, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2012, 73.5% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalties, or litigation. These "staffing" suits have become more prevalent in the wake of a previous substantial jury award against one of our competitors, and we expect the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. We are currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and have reached a tentative settlement with class counsel that is awaiting court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expense, are projected to be $5.0 million, of which $2.6 million of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. Assuming that the settlement is approved by the court, the settlement will not have a material ongoing adverse effect on our business, financial condition, or results of operations.

Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been an increase in the number of wage and hour class action claims filed in several of the jurisdictions where we are present. Allegations typically include claimed failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.

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

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the U.S. Department of Justice (DOJ) and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that we believe is tied to a pending whistleblower complaint. We, through our outside counsel and a special committee of independent directors established by our board, have worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.

In December 2011, we were formally notified that the DOJ had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. As a result, only the civil investigation remains.

In January 2012, the DOJ indicated that the government would be seeking certain additional information in furtherance of the remaining civil investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health and Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to the Company's independent internal auditors requesting similar information.

We, through the special committee and our outside counsel, continue to work cooperatively with the DOJ. Ensign anticipates that this ongoing dialogue will continue in 2013 as part of our effort to resolve this matter. Based on information gathered by us in connection with the work of the special committee, our outside counsel and their experts, we recorded an estimated liability in the amount of $15.0 million in the fourth quarter of 2012 related to our efforts to achieve a global, company-wide, resolution of any claims connected to the investigation. Active settlement discussions with the DOJ are ongoing and, until concluded, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates. At this time, we cannot estimate the possible range of loss that may result from any such proceedings or discussions.

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

During the year ended December 31, 2012, we acquired six facilities and three business with a total of 441 operational beds. During the year ended December 31, 2011, we acquired twenty facilities and three businesses with a total of 2,161 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

At December 31, 2012, we had $208.5 million of outstanding indebtedness under the Senior Credit Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $115.6 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Though we anticipate that the cash amounts generated internally, together with amounts available under the revolving credit facility portion of the Senior Credit Facility, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.

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

Further, on March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduced provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011. Federal approval was obtained on October 27, 2011.  AB X1 19 limited  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012. The 10% reduction in provider payments was repaid by December 31, 2012. There can be no assurance that similar delays or reductions in our payment cycle of provider payments will not lead to material adverse consequences in the future.

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

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the revolving credit facility portion of the Senior Credit Facility restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement. The failure to pay or maintain dividends could adversely affect our stock price.

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

Facilities.  As of December 31, 2012, we operated 108 facilities in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington, with the operational capacity to serve approximately 12,200 residents. Of the 108 facilities that we operated, we owned 86 facilities and leased 22 facilities pursuant to operating leases, two of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future, which we believe will enable us to better control our occupancy costs over time. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our facilities at December 31, 2012:

State	Leased without a Purchase Option	Purchase Agreement or Leased with a Purchase Option	Owned	Total Operational Beds
California	1,510	414	1,940	3,864
Arizona	575	—	1,327	1,902
Texas	112	—	2,806	2,918
Utah	108	—	1,236	1,344
Colorado	—	—	463	463
Washington	—	—	274	274
Idaho	—	—	477	477
Nevada	—	—	304	304
Nebraska	—	—	296	296
Iowa	—	—	356	356
Total	2,305	414	9,479	12,198

Skilled nursing	2,305	344	7,750	10,399
Assisted living	—	70	1,252	1,322
Independent living	—	—	477	477
Total	2,305	414	9,479	12,198

Item 3. Legal Proceedings

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the U.S. Department of Justice (DOJ) and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that we believe is tied to a pending whistleblower complaint. We, through our outside counsel and a special committee of independent directors established by our board, have worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.

In December 2011, we were formally notified that the DOJ had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. As a result, only the civil investigation remains.

In January 2012, the DOJ indicated that the government would be seeking certain additional information in furtherance of the remaining civil investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health and Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to the Company's independent internal auditors requesting similar information.

We, through the special committee and our outside counsel, continue to work cooperatively with the DOJ. Ensign anticipates that this ongoing dialogue will continue in 2013 as part of our effort to resolve this matter. Based on information gathered by us in connection with the work of the special committee, our outside counsel and their experts, we recorded an estimated liability in the amount of $15.0 million in the fourth quarter of 2012 related to our efforts to achieve a global, company-wide, resolution of any claims connected to the investigation. Active settlement discussions with the DOJ are ongoing and, until concluded, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates. At this time, we cannot estimate the possible range of loss that may result from any such proceedings or discussions.

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

Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalties, or litigation. These "staffing" suits have become more prevalent in the wake of a previous substantial jury award against one of our competitors, and we expect the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. We are currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and have reached a tentative settlement with class counsel that is awaiting court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expense, are projected to be $5.0 million, of which $2.6 million of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. Assuming that the settlement is approved by the court, the settlement will not have a material ongoing adverse effect on our business, financial condition, or results of operations.

Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been an increase in the number of wage and hour class action claims filed in several of the jurisdictions where we are present. Allegations typically include claimed failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows. In addition, we contract with a variety of landlords, lenders, vendors, suppliers, consultants and other individuals and businesses. These contracts typically contain covenants and default provisions. If the other party to one or more of our contracts were to allege that we have violated the contract terms, we could be subject to civil liabilities which could have a material adverse effect on our financial condition and results of operations.

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

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2011
First Quarter	$32.80	$23.09
Second Quarter	$34.85	$26.09
Third Quarter	$32.65	$19.61
Fourth Quarter	$26.20	$20.46
Fiscal 2012
First Quarter	$29.73	$24.01
Second Quarter	$28.71	$23.40
Third Quarter	$30.76	$26.53
Fourth Quarter	$31.25	$24.97

During fiscal 2012, we declared aggregate cash dividends of $0.245 per share of common stock, for a total of approximately $5.3 million.

As of February 11, 2013, there were approximately 226 holders of record of our common stock.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2007 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 12/31/07 in stock in index, including reinvestment of dividends.
Fiscal year ending December 31.

Comparison of 60 month cumulative total return among The Ensign Group, Inc., NASDAQ Market Index, Skilled Nursing Facilities

	December 31,
	2007	2008	2009	2010	2011	2012
The Ensign Group, Inc.	$100.00	$117.82	$109.63	$179.38	$178.29	$199.35
NASDAQ Market Index	$100.00	$60.02	$87.24	$103.08	$102.26	$120.41
Peer Group	$100.00	$79.13	$74.46	$106.00	$94.24	$103.51

The current composition of the Skilled Nursing Facilities Peer Group 1, SIC Code 8051 is as follows:

AdCare Health Systems, Inc., Advocat, Inc., Five Star Quality Care, Inc., National Healthcare Corporation, Skilled Healthcare Group, Inc., Regent Assisted Living, Inc., and The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2011
First Quarter	$0.055	$1,157
Second Quarter	$0.055	$1,161
Third Quarter	$0.055	$1,169
Fourth Quarter	$0.060	$1,283
2012
First Quarter	$0.060	$1,292
Second Quarter	$0.060	$1,298
Third Quarter	$0.060	$1,306
Fourth Quarter	$0.065	$1,424

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2012, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The senior credit facility agreement governing our revolving line of credit with a five-bank lending consortium arranged by SunTrust and Wells Fargo restricts our subsidiaries and our ability to pay dividends to stockholders in excess of 20% of consolidated net income, or at all if we receive notice that we are in default under this agreement. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. generally accepted accounting principles (GAAP).

Issuer Repurchases of Equity Securities

 Common Stock Repurchase Program. In the fourth quarter of 2012, the board of directors authorized the renewal of our common stock repurchase program, authorizing the repurchase of up to $10.0 million of our common stock over the next 12 months.  Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended.

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock. During the year ended December 31, 2012, we repurchased 7,340 shares of our common stock for a total of $0.2 million.

Item 6. Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenue	$824,719	$758,277	$649,532	$542,002	$469,372
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	660,070	600,804	516,668	434,318	376,742
Charge related to U.S. Government inquiry	15,000	—	—	—	—
Facility rent - cost of services	13,319	13,725	14,478	14,703	14,932
General and administrative expense	31,819	29,766	26,099	20,767	20,017
Depreciation and amortization	28,464	23,286	16,633	13,276	9,026
Total expenses	748,672	667,581	573,878	483,064	420,717
Income from operations	76,047	90,696	75,654	58,938	48,655
Other income (expense):
Interest expense	(12,229)	(13,778)	(9,123)	(5,691)	(4,784)
Interest income	255	249	248	279	1,374
Other expense, net	(11,974)	(13,529)	(8,875)	(5,412)	(3,410)
Income before provision for income taxes	64,073	77,167	66,779	53,526	45,245
Provision for income taxes	24,265	29,492	26,253	21,040	17,736
Net income	39,808	47,675	40,526	32,486	27,509
Less: net loss attributable to noncontrolling interests(2)	(783)	—	—	—	—
Net income attributable to The Ensign Group, Inc.	$40,591	$47,675	$40,526	$32,486	$27,509
Net income per share(1):
Basic	$1.89	$2.27	$1.95	$1.58	$1.34
Diluted	$1.85	$2.21	$1.92	$1.55	$1.33
Weighted average common shares outstanding:
Basic	21,429	20,967	20,744	20,603	20,520
Diluted	21,942	21,583	21,159	20,925	20,715
(1) See Note 3 of Notes to Consolidated Financial Statements.
(2) See Notes 6 and 16 of Notes to Consolidated Financial Statements.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,923	$29,584	$72,088	$38,855	$41,326
Working capital	46,252	40,252	76,642	45,559	46,811
Total assets	690,862	596,339	479,892	391,348	296,901
Long-term debt, less current maturities	200,505	181,556	139,451	107,401	59,489
Equity	327,884	277,485	228,203	187,559	156,021
Cash dividends declared per common share	$0.245	$0.225	$0.205	$0.185	$0.165

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$105,294	$113,982	$92,287	$72,214	$57,681
Adjusted EBITDA(1)(2)	129,307	115,978	92,622	72,563	57,681
EBITDAR(1)	118,613	127,707	106,765	86,917	72,613
Adjusted EBITDAR(1)(2)	141,766	129,703	107,100	87,266	72,613
_______________________

(1)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

We believe EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR are useful to investors and other external users of our financial statements in evaluating our operating performance because:

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
We use EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR:

•	as measurements of our operating performance to assist us in comparing our operating performance on a consistent basis;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our operational strategies; and

•	to compare our operating performance to that of our competitors.
We typically use EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR to compare the operating performance of each operation. EBITDA and EBITDAR are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, facility rent — cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance facilities, the amount of debt that we have incurred, whether a facility is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates. As a result, we believe that the use of EBITDA and EBITDAR provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.
We also establish compensation programs and bonuses for our leaders that are partially based upon the achievement of Adjusted EBITDAR targets.
Despite the importance of these measures in analyzing our underlying business, designing incentive compensation and for our goal setting, EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP. Therefore, our EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:

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

(2) Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charge related to the U.S. Government inquiry.

•	Legal costs incurred in connection with the U.S. Government inquiry.

•	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

•	Impairment charges

•	Losses incurred by our newly opened urgent care centers

•	Acquisition-related costs

•	Costs incurred to recognize income tax credits

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Statements of Income Data:
Net income	$39,808	$47,675	$40,526	$32,486	$27,509
Net loss attributable to noncontrolling interests	783	—	—	—	—
Interest expense, net	11,974	13,529	8,875	5,412	3,410
Provision for income taxes	24,265	29,492	26,253	21,040	17,736
Depreciation and amortization	28,464	23,286	16,633	13,276	9,026
EBITDA	$105,294	$113,982	$92,287	$72,214	$57,681
Facility rent—cost of services	13,319	13,725	14,478	14,703	14,932
EBITDAR	$118,613	$127,707	$106,765	$86,917	$72,613

EBITDA	$105,294	$113,982	$92,287	$72,214	$57,681
Charge related to the U.S. Government inquiry(a)	15,000	—	—	—	—
Legal costs(b)	1,945	1,544	—	—	—
Settlement of class action lawsuit(c)	2,596	—	—	—	—
Impairment of goodwill and other indefinite-lived intangibles(d)	2,225	—	185	—	—
Urgent care center losses(e)	546	—	—	—	—
Acquisition related costs(f)	250	452	150	349	—
Costs incurred to recognize income tax credits(g)	591	—	—	—	—
Rent related to non-core business items above(h)	860	—	—	—	—
Adjusted EBITDA	$129,307	$115,978	$92,622	$72,563	$57,681
Facility rent—cost of services	13,319	13,725	14,478	14,703	14,932
Less: rent related to non-core business items above(h)	(860)	—	—	—	—
Adjusted EBITDAR	$141,766	$129,703	$107,100	$87,266	$72,613
_______________________

(a)	Estimated liability related to our efforts to achieve a global, company-wide, resolution of any claims connected to the U.S. Department of Justice (DOJ) investigation.

(b)	Legal costs incurred in connection with the ongoing investigation into the billing and reimbursement processes of some of our subsidiaries being conducted by the DOJ.

(c)	Settlement of a class action lawsuit regarding minimum staffing requirements in the state of California during the period ended June 30, 2012.

(d)	Impairment charges recorded at DRX, which we attribute to a decline in the estimated fair value of redeemable noncontrolling interest.

(e)	Revenues and expenses incurred at newly opened urgent care centers, which are not already excluded through the net loss attributable to noncontrolling interests.

(f)	Costs incurred to acquire an operation which are not capitalizable.

(g)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(h)
Rent related to urgent care operations, not included in item (e) above and straight-line rent amortization at one facility, for which the Company has begun construction activities, but has not commenced operations of a skilled nursing facility.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 108 facilities, six home health and four hospice operations as of December 31, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service provider of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. We recently entered into a business to develop and operate urgent care centers. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of December 31, 2012, we owned 86 of our 108 facilities and operated an additional 22 facilities under long-term lease arrangements, and had options to purchase two of those 22 facilities.

We encourage and empower our facility leaders and staff to make their facility the “facility of choice” in the community it serves. This means that our leaders and staff are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering and reputation for that particular community or market to encourage prospective customers and referral sources to choose or recommend the facility.
The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of December 31, 2012:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	86	2	20	108
Percent of total	79.6%	1.9%	18.5%	100.0%
Operational skilled nursing, assisted living and independent living beds	9,479	414	2,305	12,198
Percent of total	77.7%	3.4%	18.9%	100.0%
The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. All of our operations are operated by separate, independent subsidiaries, which have their own management, employees and assets. In addition, one of our wholly-owned independent subsidiaries, which we call our Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other services to each operating subsidiary through contractual relationships between such subsidiaries. We also have the Captive that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the operations, the Service Center or the Captive are operated by the same entity.

Recent Developments

U.S. Government Inquiry — We, through the special committee and our outside counsel, continue to work cooperatively with the DOJ. Ensign anticipates that this ongoing dialogue will continue in 2013 as part of our effort to resolve this matter. Based on information gathered by us in connection with the work of the special committee, our outside counsel and their experts, we recorded an estimated liability in the amount of $15.0 million in the fourth quarter of 2012 related to our efforts to achieve a global, company-wide, resolution of any claims connected to the investigation. Active settlement discussions with the DOJ are ongoing and, until concluded, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates. At this time, we cannot estimate the possible range of loss that may result from any such proceedings or discussions.

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

On October 31, 2012, Van R. Johnson informed the board of directors that he intends to retire from the board of directors at the close of the Annual Meeting of the Shareholders for 2013. Mr. Johnson's resignation is due to his acceptance of a full-time volunteer assignment from his church that will require him to step away from all outside business engagements, including the board of directors. Mr. Johnson has served on the board of directors since 2009 and is currently serving as the Chairman of the Nomination and Corporate Governance Committee.

Senior Credit Facility — On February 1, 2013, we entered into the third amendment to the senior credit facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility) (the Third Amendment), which amends our existing Senior Credit Facility agreement, dated as of July 15, 2011. The Third Amendment revises the Senior Credit Facility agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million, and (ii) extend the maturity date from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remain in full force and effect.

Urgent Care

Immediate Clinic (IC) — On January 10, 2012, we announced a joint venture to develop and operate urgent care facilities and related businesses. Immediate Clinic (IC) will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Design and construction planning for several new locations is currently underway, and IC is also seeking opportunities to acquire existing urgent care operations across the United States. As of December 31, 2012, IC was operating three urgent care centers, and anticipates opening two additional centers during the first quarter of 2013.

Our joint venture partner and IC's Chief Executive Officer, Dr. John Shufeldt resigned on September 12, 2012. On October 4, 2012, we invested an additional $6.0 million to IC in exchange for senior preferred stock which resulted in our holding approximately 96% of the outstanding interests in the joint venture on a fully-diluted basis. The proceeds of such investment will be used to continue the development of additional clinics in the Northwest. In addition, on December 20, 2012, IC redeemed all remaining minority interests in IC.

On February 15, 2012, IC purchased an equity investment in an urgent care software service provider for $1.4 million. In addition, on March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2.0 million, adjusted for certain items at the time of close and redeemable noncontrolling interest of $11.6 million. We recognized intangible assets of $7.9 million in trade name, $3.0 million in franchise relationships and $2.7 million in goodwill as part of this transaction. On December 31, 2012, IC purchased the remaining ownership interest in DRX for approximately $5.3 million.

Mobile X-Ray and Diagnostics

On December 31, 2012, the Company purchased 80% of the membership interest of a mobile x-ray and diagnostic company for $5.8 million, plus preliminary net working capital of approximately $1.3 million for total consideration of approximately $7.1 million, which was paid in cash. The mobile diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities.  The Company believes the acquisition is strategic given the mobile diagnostic company's experienced management team.  This acquisition will provide the Company with a broad set of services to its customers in the markets it serves.

The Company recognized intangible assets of approximately $0.9 million in trade name, $4.2 million in customer relationship and $2.1 million in goodwill as part of this transaction. See additional details in Note 9 Goodwill and Other Indefinite-Lived Intangible Assets-Net in Notes to Consolidated Financial Statements.  The Company's preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed is based on estimates and assumptions that are subject to change. During the measurement period, when information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustment will be included in the purchase price allocation retrospectively. The measurement period is expected to extend as long as one year from the date of acquisition.

Acquisitions

On January 1, 2013, we acquired one home health operation in Washington and two hospice operations in California and Arizona, respectively, for an aggregate purchase price of approximately $4.5 million, which was paid in cash. These acquisitions did not impact our overall bed count.

During the fourth quarter of 2012, we purchased a skilled nursing facility in Texas for $2.6 million, which was paid in cash. This acquisition added 92 operational skilled nursing beds to our operations.

During the third quarter of 2012, we purchased two skilled nursing facilities in Idaho for $4.5 million in one transaction, which was paid in cash. One of the skilled nursing facilities acquired also offers assisted living services. This acquisition added 94 operational skilled nursing beds and 24 assisted living units to our operations.

During the second quarter of 2012, we purchased a home health and hospice business with operations in Utah and Arizona and a skilled nursing facility in Texas in two separate transactions for an aggregate purchase price of $11.0 million. All second quarter acquisitions were paid for in cash. The skilled nursing facility acquisition added 150 operational skilled nursing beds, while the home health operations did not impact our overall bed count.

During the first quarter of 2012, we purchased one assisted living facility in Nevada, one home health operation in Oregon and one skilled nursing facility in Idaho in three separate transactions for an aggregate purchase price of $5.4 million. All first quarter acquisitions were paid for in cash. These acquisitions added an aggregate of 113 operational skilled nursing beds and 60 assisted living units to our operations, while the home health operations acquisition did not impact our overall bed count.

We also entered into separate operations transfer agreements with the prior operator as part of each of the above noted transactions.

In addition, during the year ended December 31, 2012, we purchased the underlying assets of three of our skilled nursing facilities in California which we previously operated under long-term lease agreements, which contained options to purchase, for $11.4 million, which was paid in cash. These acquisitions did not impact our operational bed count.
See further discussion of acquisitions in Note 6 in Notes to Consolidated Financial Statements.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2012	2011	2010
Skilled Mix:
Days	25.9%	25.5%	25.0%
Revenue	50.0%	51.3%	49.1%
Quality Mix:
Days	39.1%	38.1%	36.7%
Revenue	59.5%	60.1%	57.8%

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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Occupancy:
Operational beds at end of period	12,198	11,702	9,539
Available patient days	4,371,034	3,945,511	3,389,313
Actual patient days	3,452,598	3,124,724	2,706,543
Occupancy percentage (based on operational beds)	79.0%	79.2%	79.9%
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

	Year Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid- custodial	$302,046	36.6%	$277,736	36.6%	$259,711	40.0%
Medicare	278,578	33.8	272,283	35.9	219,217	33.7
Medicaid-skilled	25,418	3.1	20,290	2.7	17,573	2.7
Total	606,042	73.5	570,309	75.2	496,501	76.4
Managed care	106,268	12.9	94,266	12.4	84,364	13.0
Private and other payors(1)	112,409	13.6	93,702	12.4	68,667	10.6
Total revenue	$824,719	100.0%	$758,277	100.0%	$649,532	100.0%
(1) Private and other payors includes revenue from urgent care centers and franchising businesses.

Primary Components of Expense

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately).  Our cost of services represents the costs of operating our facilities and primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to residents. Cost of services also includes the cost of general and professional liability insurance and other general cost of services with respect to our operations.

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

Depreciation and Amortization.  Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The following is a summary of the depreciable lives of our depreciable assets:

Buildings and improvements	Generally 15 to 30 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5 to 15 years
Furniture and equipment	3 to 10 years

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
Revenue Recognition
We recognize revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Our revenue is derived primarily from providing healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Revenue from the Medicare and Medicaid programs accounted for 73.5% and 75.2% of our revenue for the years ended December 31, 2012 and 2011, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded retroactive adjustments that increased (decreased) revenue by $0.1 million, $0.3 million and $(0.1) million for the years ended December 31, 2012, 2011 and 2010, respectively.

Our service specific revenue recognition policies are as follows:
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
Home Health and Hospice Revenue Recognition
Episodic Based Revenue —Net service revenue is typically recorded on a 60-day episode payment rate. We make adjustments to revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We record an estimate for the impact of such payment adjustments based on its historical experience. In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period and expected Medicare revenue per episode.
Non-episodic Based Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable.
Hospice Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. We make adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increases other accrued liabilities.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.
In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. On an annual basis, the historical collection percentages are reviewed by payor and by state and are updated to reflect our recent collection experiences. In order to determine the appropriate reserve rate percentages which ultimately establish the allowance, we analyze historical cash collection patterns by payor and by state. The percentages applied to the aged receivable balances are based on our historical experience and time limits, if any, for managed care, Medicare, Medicaid and other payors. We periodically refine our estimates of the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.
Self-Insurance
We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis. For claims made after April 1, 2012, the combined self-insured retention was $0.5 million per claim with an aggregate $1.8 million deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1.0 million per occurrence, $3.0 million per facility, with a $10.0 million blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per occurrence and $3.0 million per facility, which is independent of the $10.0 million blanket aggregate applicable to our other 103 facilities.
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
Our operating subsidiaries are self-insured for workers’ compensation liability in California. To protect ourself against loss exposure in California with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.5 million for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, we have purchased individual stop-loss coverage that insures individual claims that exceed $0.8 million for each claim. Our operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information.
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
We believe that adequate provision has been made in the Financial Statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of our reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, with the assistance of an independent actuary, develops information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to net income. If our actual liability exceeds our estimates of loss, its future earnings, cash flows and financial condition would be adversely affected.

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

Noncontrolling Interest

The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in our consolidated balance sheets. We present the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in our consolidated statements of income and net income per share is calculated based on net income attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

Derivatives and Hedging Activities

We evaluate variable and fixed interest rate risk exposure on a routine basis and to the extent we believe that it is appropriate, we will offset most of our variable risk exposure by entering into interest rate swap agreements. It is our policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). We formally designate our interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. We formally assess effectiveness of our hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. We would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. Our derivative is recorded on the balance sheet at its fair value.

New Accounting Pronouncements

In February 2013, the FASB amended its guidance on reporting of reclassifications out of accumulated other comprehensive income. The amendment requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This amendment applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income and is effective for public companies for interim periods beginning after December 31, 2012. We are evaluating the potential impact the adoption of this amendment could have on our financial statements.

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

Adoption of New Accounting Pronouncements

In July 2012, the FASB amended the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment was issued in response to feedback on the amendments made to the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Under the amended guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although this amendment revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. We adopted this amendment during our current fiscal year impairment analysis in the fourth quarter. The adoption of this amendment did not have a material effect on our financial statements.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	80.0	79.2	79.5
Charge related to U.S. Government inquiry	1.8	—	—
Facility rent—cost of services	1.6	1.8	2.2
General and administrative expense	3.9	3.9	4.0
Depreciation and amortization	3.5	3.1	2.6
Total expenses	90.8	88.0	88.3
Income from operations	9.2	12.0	11.7
Other income (expense):
Interest expense	(1.5)	(1.8)	(1.4)
Interest income	—	—	—
Other expense, net	(1.5)	(1.8)	(1.4)
Income before provision for income taxes	7.7	10.2	10.3
Provision for income taxes	2.9	3.9	4.1
Net income	4.8	6.3	6.2
Less: net (loss) attributable to the noncontrolling interests	(0.1)	—	—
Net income attributable to The Ensign Group, Inc.	4.9%	6.3%	6.2%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$824,719	$758,277	$66,442	8.8%
Number of facilities at period end	108	102	6	5.9%
Actual patient days	3,452,598	3,124,724	327,874	10.5%
Occupancy percentage — Operational beds	79.0%	79.2%		(0.2)%
Skilled mix by nursing days	25.9%	25.5%		0.4%
Skilled mix by nursing revenue	50.0%	51.3%		(1.3)%

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$563,719	$568,087	$(4,368)	(0.8)%
Number of facilities at period end	62	62	—	—%
Actual patient days	2,152,011	2,137,951	14,060	0.7%
Occupancy percentage — Operational beds	82.7%	82.2%		0.5%
Skilled mix by nursing days	29.5%	29.0%		0.5%
Skilled mix by nursing revenue	54.2%	55.4%		(1.2)%

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$147,104	$138,521	$8,583	6.2%
Number of facilities at period end	20	20	—	—%
Actual patient days	662,290	640,396	21,894	3.4%
Occupancy percentage — Operational beds	75.0%	72.7%		2.3%
Skilled mix by nursing days	18.3%	16.3%		2.0%
Skilled mix by nursing revenue	39.0%	37.3%		1.7%

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$113,896	$51,669	$62,227	NM
Number of facilities at period end	26	20	6	NM
Actual patient days	638,297	346,377	291,920	NM
Occupancy percentage — Operational beds	72.1%	74.9%		NM
Skilled mix by nursing days	17.5%	14.2%		NM
Skilled mix by nursing revenue	38.2%	34.0%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2009.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2009 to December 31, 2010.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2011.

Revenue. Revenue increased $66.4 million, or 8.8%, to $824.7 million for the year ended December 31, 2012 compared to $758.3 million for the year ended December 31, 2011. Of the $66.4 million increase, Medicare and managed care revenue increased$18.3 million, or 5.0%, Medicaid revenue increased $24.3 million, or 8.8%, private and other revenue increased $18.7 million, or 20.0% and other skilled revenue increased $5.1 million, or 25.3%. Revenue generated by Recently Acquired Facilities increased by approximately $62.2 million, due to the Company's acquisition of 26 facilities, five home health and two hospice operations in ten states since January 1, 2011.

Revenue generated by Same Facilities decreased $4.4 million, or 0.8%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Medicare revenue per patient day at Same Facilities decreased 8.6% during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily due to the impact of the CMS-imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented on October 1, 2011. This reduction was partially offset by an increase in occupancy of 0.5% to 82.7%, as well as an increase in skilled mix by nursing days of 0.5%, to 29.5%, which was the result of an increase in other skilled patient days at Same Facilities of 9.8%, as well as increases in Medicare and managed care patient days as compared to the year ended December 31, 2011.

Revenue at Transitioning Facilities increased by $8.6 million, or 6.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was achieved despite a decrease in Medicare revenue per patient day of 7.1% at Transitioning Facilities for the year ended December 31, 2012. This increase in revenue was primarily due to an increase in occupancy of 2.3% to 75.0%, as well as an increase in skilled mix by nursing days of 2.0%, to 18.3%, which was the result of increases in managed care and Medicare patient days of 35.4% and 6.6%, respectively, as compared to the year ended December 31, 2011.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2012	2011	2012	2011	2012	2011	2012	2011	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$564.94	$618.22	$485.07	$522.28	$471.49	$464.57	$541.63	$595.30	(9.0)%
Managed care	377.94	367.74	408.23	415.82	400.94	408.28	382.13	372.41	2.6%
Other skilled	521.11	542.93	571.97	554.10	610.62	—	528.00	564.60	(6.5)%
Total skilled revenue	492.71	519.82	470.08	497.87	461.19	458.06	486.98	515.90	(5.6)%
Medicaid	170.76	168.36	164.91	161.43	154.04	138.48	167.78	165.11	1.6%
Private and other payors	196.64	188.21	167.34	173.40	165.64	158.35	181.52	179.42	1.2%
Total skilled nursing revenue	$268.24	$272.35	$221.20	$218.01	$211.56	$191.02	$252.18	$256.34	(1.6)%

The 2011 results include the impact of the implementation of RUGS IV on both revenue reimbursement and related cost structure changes included in MDS 3.0 and concurrent therapy in the first three quarters of 2011. Medicare daily rates decreased by 9.0%, due to the impact of the CMS imposed 11.1% reduction in Medicare skilled nursing PPS payments and therapy changes, which were implemented in October 2011. The average Medicaid rate increased 1.6% for the year ended December 31, 2012 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut, partially offset by decreases in rates in Arizona due to changes in base reimbursement rates.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Revenue:
Medicare	34.4%	37.1%	26.3%	28.3%	33.3%	30.5%	32.9%	35.3%
Managed care	15.6	14.7	9.4	7.5	4.9	3.5	13.4	12.9
Other skilled	4.2	3.6	3.3	1.5	—	—	3.7	3.1
Skilled mix	54.2	55.4	39.0	37.3	38.2	34.0	50.0	51.3
Private and other payors	7.1	7.1	10.3	10.6	24.9	30.3	9.5	8.8
Quality mix	61.3	62.5	49.3	47.9	63.1	64.3	59.5	60.1
Medicaid	38.7	37.5	50.7	52.1	36.9	35.7	40.5	39.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Percentage of Skilled Nursing Days:
Medicare	16.3%	16.3%	12.0%	11.8%	14.9%	12.5%	15.3%	15.2%
Managed care	11.2	10.9	5.1	3.9	2.6	1.7	9.0	8.9
Other skilled	2.0	1.8	1.2	0.6	—	—	1.6	1.4
Skilled mix	29.5	29.0	18.3	16.3	17.5	14.2	25.9	25.5
Private and other payors	9.7	10.3	13.6	13.4	31.9	36.6	13.2	12.6
Quality mix	39.2	39.3	31.9	29.7	49.4	50.8	39.1	38.1
Medicaid	60.8	60.7	68.1	70.3	50.6	49.2	60.9	61.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $59.3 million, or 9.9%, to $660.1 million for the year ended December 31, 2012 compared to $600.8 million for the year ended December 31, 2011. Of the $59.3 million increase, Same Facilities increased $1.4 million, or 0.3% and Recently Acquired Facilities increased $52.7 million. The $1.4 million increase in Same Facility cost of services was primarily due to an increase in ancillary expenses, partially offset by decreases in wages and benefits. The increase in ancillary expenses was primarily due to increased therapy costs as was anticipated due to the change in therapy regulation implemented on October 1, 2011. The decrease in wages and benefits was primarily due to reduced performance during the year ended December 31, 2012 as compared to 2011. Included in the $52.7 million increase in cost of services at Recently Acquired Facilities were impairment charges to intangible assets of $2.2 million resulting from a decline in fair value of DRX. See further discussion of impairment charges at Note 9, Goodwill and Other Indefinite-Lived Intangibles in Notes to Consolidated Financial Statements. Cost of services increased as a percent of total revenue to 80.0% for the year ended December 31, 2012 as compared to 79.2% for the year ended December 31, 2011.

Charge Related to U.S. Government Inquiry. During the year ended December 31, 2012, the Company accrued an estimated liability of $15.0 million related to the ongoing investigation into some of our subsidiaries being conducted by the Department of Justice (DOJ). See further discussion of the DOJ investigation and related estimated settlement in Liquidity and Capital Resources.
Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.4 million, or 3.0%, to $13.3 million for the year ended December 31, 2012 compared to $13.7 million for the year ended December 31, 2011. Facility rent-cost of services decreased as a percent of total revenue to 1.6% for the year ended December 31, 2012 as compared to 1.8% for the year ended December 31, 2011. The decrease in facility rent is due to our purchase of the underlying assets of eight of our skilled nursing facilities in California, Utah and Idaho which we previously operated under long-term lease agreements, partially offset by additional rent recognized for a facility for which the Company has begun construction activities, but has not commenced operations of a skilled nursing facility as of December 31, 2012, new leases related to our urgent care centers, and normal annual increases in rent at leased facilities.
General and Administrative Expense. General and administrative expense increased $2.0 million, or 6.9%, to $31.8 million for the year ended December 31, 2012 compared to $29.8 million for the year ended December 31, 2011. General and administrative expenses remained consistent as a percent of total revenue at 3.9% for the year ended December 31, 2012 and 2011. The $2.0 million increase was primarily due to increases in wages and benefits due to our growth and increased legal costs incurred in connection with the ongoing investigation into the billing and reimbursement process of some of our subsidiaries being conducted by the DOJ.
Depreciation and Amortization. Depreciation and amortization expense increased $5.2 million, or 22.2%, to $28.5 million for the year ended December 31, 2012 compared to $23.3 million for the year ended December 31, 2011. Depreciation and amortization expense increased as a percent of total revenue to 3.5% for the year ended December 31, 2012 as compared to 3.1% for the year ended December 31, 2011. This increase was primarily related to the additional depreciation of $2.0 million at Recently Acquired Facilities, as well as increases of $2.0 million and $1.2 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying assets of eight of our skilled nursing facilities which we previously operated under a long-term lease agreements. Of the $2.0 million increase at Recently Acquired Facilities, $0.5 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net decreased $1.5 million, or 11.5%, to $12.0 million for the year ended December 31, 2012 compared to $13.5 million for the year ended December 31, 2011. The decrease in other expense, net was primarily the result of a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note and exiting our former revolving credit facility during the year ended December 31, 2011. This decrease was partially offset by increased interest expense due to the additional $21.5 million in long-term debt added with the promissory notes with RBS Asset Finance, Inc. (2012 RBS Loan) in February 2012.
Provision for Income Taxes. Provision for income taxes decreased $5.2 million, or 17.7%, to $24.3 million for the year ended December 31, 2012 compared to $29.5 million for the year ended December 31, 2011. This decrease resulted from the decrease in income before income taxes of $13.1 million, or 17.0%. In addition, our effective tax rate decreased 0.3% to 37.9% for the year ended December 31, 2012 as compared to 38.2% for the year ended December 31, 2011.

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

Revenue. Revenue increased $108.8 million, or 16.7%, to $758.3 million for the year ended December 31, 2011 compared to $649.5 million for the year ended December 31, 2010. Of the $108.8 million increase, Medicare and managed care revenue increased $63.0 million, or 20.7%, Medicaid revenue increased $18.0 million, or 6.9%, private and other revenue increased $25.0 million, or 36.5% and other skilled revenue increased $2.7 million, or 15.5%. Approximately $64.8 million of the total revenue increase was due to revenue generated by Recently Acquired Facilities. From January 1, 2010 through December 31, 2011, the Company acquired 25 facilities, four home health and two hospice operations in eight states.

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
Other Income (Expense). Other expense, net increased $4.6 million, or 52.4%, to $13.5 million for the year ended December 31, 2011 compared to $8.9 million for the year ended December 31, 2010. Other expense, net increased as a percent of total revenue to 1.8% for the year ended December 31, 2011 as compared to 1.4% for the year ended December 31, 2010. This increase was primarily the result of increased interest expense due to the additional capacity of the new Senior Credit Facility with a five-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility) and a one-time exit fee and related extinguishment fees of $2.5 million upon prepaying the Six Project Note (described below) and exiting our revolving credit facility. See further discussion of the Senior Credit Facility in Liquidity and Capital Resources section below. In addition, the increase in interest expense was a result of the additional $35.0 million in long term debt added with the promissory notes with RBS Asset Finance, Inc. (RBS Loan) on December 31, 2010.
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
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $31.6 million, $106.7 million and $21.1 million for the years ended December 31, 2012, 2011, and 2010 respectively. Cash paid for asset acquisitions was $11.3 million and $23.4 million for the years ended December 31, 2012 and 2011, respectively. There were no asset acquisitions executed in 2010. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $38.9 million, $40.8 million and $28.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We currently have a combined $35.0 million budgeted for renovation projects for 2013.

We believe our current cash balances, our cash flow from operations and the revolving credit facility portion of our senior credit facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), which was increased from $75.0 million to $150.0 million on February 1, 2013, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2012 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2012, we held debt security investments of approximately $22.5 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$82,050	$72,687	$60,501
Net cash used in investing activities	(84,258)	(156,052)	(57,186)
Net cash provided by financing activities	13,547	40,861	29,918
Net increase (decrease) in cash and cash equivalents	11,339	(42,504)	33,233
Cash and cash equivalents at beginning of period	29,584	72,088	38,855
Cash and cash equivalents at end of period	$40,923	$29,584	$72,088
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash provided by operating activities for the year ended December 31, 2012 was $82.1 million compared to $72.7 million for the year ended December 31, 2011, an increase of $9.4 million. The increase was primarily due to our improved operating results, which contributed $94.5 million in 2012 after adding back depreciation and amortization, the charge related to U.S. Government inquiry, impairment charges, deferred income taxes, provision for doubtful accounts, share-based compensation, excess tax benefits from share-based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $85.3 million for 2011, an increase of $9.2 million.
Net cash used in investing activities for the year ended December 31, 2012 was $84.3 million compared to $156.1 million for the year ended December 31, 2011, a decrease of $71.8 million. The decrease was primarily the result of $86.2 million in cash paid for business acquisitions, asset acquisitions and purchased property and equipment in the year ended December 31, 2012 compared to $156.7 million in the year ended December 31, 2011.
Net cash provided by financing activities for the year ended December 31, 2012 was $13.5 million as compared to $40.9 million for the year ended December 31, 2011, a decrease of $27.4 million. This decrease was primarily due to the receipt of $75.0 million in proceeds from the term loan portion of the Senior Credit Facility during the year ended December 31, 2011 as compared to $21.5 million in proceeds received from the 2012 RBS Loan during the year ended December 31, 2012, a decrease of $53.5 million. The reduction in long-term debt proceeds received was partially offset by a decrease in long-term debt repayments from $46.3 million for the year ended December 31, 2011 to $16.8 million for the year ended December 31, 2012, a difference of $29.5 million. The remaining decrease is due to the use of long-term debt proceeds to repay existing debt in the prior year.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities for the year ended December 31, 2011 was $72.7 million compared to $60.5 million for the year ended December 31, 2010, an increase of $12.2 million. This increase was primarily due to our improved operating results, which contributed $85.3 million in 2011 after adding back depreciation and amortization, deferred income taxes, provision for doubtful accounts, stock-based compensation, impairment charges, excess tax benefits from share based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $64.7 million for 2010, an increase of $20.6 million. This increase was partially offset by an increase in outstanding accounts receivable of $11.7 million.

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

Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the years ended December 31, 2012, 2011, 2010 and 2009 were as follows:

	December 31,
	2009	2010	2011	2012
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	$89,375
Ten Project Note	53,200	52,229	51,185	50,072
Six Project Loan	39,970	39,495	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	68,245
Bond payable	1,232	1,038	—	—
Total	$109,466	$142,506	$187,870	$207,692

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,
	2008	2009	2010	2011	2012
Cumulative number of facilities	63	77	82	102	108
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On February 1, 2013, we entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amends our existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revises the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million, of which $20.0 million was drawn as of December 31, 2012 and the date of the Third Amendment, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remain in full force and effect as described below.

On July 15, 2011, we entered into the Senior Credit Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments that commenced on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Interest rates per annum applicable to the Senior Facility will be, at our option, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the Senior Credit Facility) plus an initial margin of 1.5%. Under the terms of the Senior Credit Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the Senior Credit Facility agreement. In addition, we have a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on our leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Senior Credit Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 4 in Notes to Consolidated Financial Statements, Fair Value Measurements.

Among other things, under the Senior Credit Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of December 31, 2012, we were in compliance with all loan covenants. As of December 31, 2012, our subsidiaries had $89.4 million outstanding on the Senior Credit Facility.

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

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of December 31, 2012, we were in compliance with all loan covenants. As of December 31, 2012, our subsidiaries had $21.0 million outstanding on the 2012 RBS Loan.

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

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of December 31, 2012, we were in compliance with all loan covenants. As of December 31, 2012, our subsidiaries had $33.2 million outstanding on the RBS Loan.
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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2012, we were in compliance with all loan covenants. As of December 31, 2012, our subsidiaries had $50.1 million outstanding on the Ten Project Note.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of December 31, 2012, our subsidiaries had $9.2 million outstanding on the Promissory Notes.

Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of December 31, 2012, the balance outstanding on this mortgage loan was approximately $5.7 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Contractual Obligations, Commitments and Contingencies

Our principal contractual obligations and commitments as of December 31, 2012 were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
				(In thousands)
Operating lease obligations	$13,051	$12,960	$12,825	$12,784	$12,756	$51,218	$115,594
Long-term debt obligations	7,187	27,432	7,672	106,964	2,834	56,425	208,514
Interest payments on long-term debt	10,490	10,098	9,697	6,774	3,336	3,623	44,018
Total	$30,728	$50,490	$30,194	$126,522	$18,926	$111,266	$368,126

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker's compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this annual report.
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $13.8 million, $14.2 million and $14.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
U.S. Government Inquiry
In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the U.S. Department of Justice (DOJ) and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that we believe is tied to a pending whistleblower complaint. We, through our outside counsel and a special committee of independent directors established by its board, have worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.
In December 2011, we were formally notified that the DOJ had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. As a result, only the civil investigation remains.
In January 2012, the DOJ indicated that the government would be seeking certain additional information in furtherance of the remaining civil investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health and Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to the Company's independent internal auditors requesting similar information.
We, through the special committee and our outside counsel, continue to work cooperatively with the DOJ. Ensign anticipates that this ongoing dialogue will continue in 2013 as part of our effort to resolve the investigation and any qui tam (whistleblower) complaints that may have been filed. Based on information gathered by us in connection with the work of the special committee, the Company's outside counsel and their experts, we recorded an estimated liability in the amount of $15.0 million in the fourth quarter of 2012 related to our efforts to achieve a global, company-wide, resolution of any claims connected to the investigation.

Active settlement discussions with the DOJ are ongoing and, until concluded, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates. At this time, we cannot estimate the possible range of loss that may result from any such proceedings or discussions.
See additional description of our contingencies in Notes 13, 15 and 18 in Notes to Consolidated Financial Statements.
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

Off-Balance Sheet and Other Arrangements

As of December 31, 2012 and 2011, we had approximately $2.0 million and $2.5 million of borrowing capacity on the Revolver pledged as collateral to secure outstanding letters of credit, respectively.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the Senior Credit Facility, which is available but historically has not regularly been used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Senior Credit Facility is available and could be used for short-term borrowing purposes. As of December 31, 2012, we had outstanding borrowings under the revolving credit facility portion of the Senior Credit Facility of $20.0 million.

The Senior Credit Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. We entered into an interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the Senior Credit Facility. The swap agreement, with a notional amount of $75.0 million, amortizing concurrently with the related term loan portion of the Senior Credit Facility, is five years in length and set to mature on July 15, 2016. Under the terms of this agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%.

Our cash and cash equivalents as of December 31, 2012 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2012, we held debt security investments of approximately $22.5 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2012, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2012. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(In thousands, except per share data)
Revenue	$211,101	$207,150	$204,308	$202,160	$192,662	$196,346	$186,326	$182,943
Cost of services (exclusive of facility rent and depreciation and amortization)	171,765	164,877	162,599	160,829	156,287	155,725	145,637	143,155
Charge related to U.S. Government inquiry	15,000	—	—	—	—	—	—	—
Total expenses	205,226	183,529	181,146	178,771	173,712	172,430	162,208	159,231
Income from operations	5,875	23,621	23,162	23,389	18,950	23,916	24,118	23,712
Net income attributable to The Ensign Group, Inc.	$1,937	$13,294	$12,456	$12,904	$10,355	$11,598	$12,976	$12,746
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.09	$0.62	$0.58	$0.61	$0.49	$0.55	$0.62	$0.61
Diluted	$0.09	$0.60	$0.57	$0.59	$0.48	$0.54	$0.60	$0.59
Weighted average common shares outstanding:
Basic	21,605	21,488	21,368	21,251	21,109	20,995	20,909	20,854
Diluted	22,075	22,010	21,886	21,796	21,621	21,570	21,579	21,516

The additional information required by this Item 8, including discussion of significant fourth quarter activities, including the charge related to U.S. Government inquiry, impairment of the fair value of DRX and redemption of the redeemable non-controlling interests at DRX, is incorporated herein by reference to the financial statements set forth in Item 15 of this report, Exhibits, Financial Statement and Schedules.

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

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 13, 2013

Item 9B.        Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 11. Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012.

Item 14. Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2013 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012.

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

Dated: February 13, 2013

The Ensign Group, Inc.

By: /s/ Christopher R. Christensen
Christopher R. Christensen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 13, 2013
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 13, 2013
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 13, 2013
Roy E. Christensen

/s/ ANTOINETTE T. HUBENETTE	Director	February 13, 2013
Antoinette T. Hubenette

/s/ VAN R. JOHNSON	Director	February 13, 2013
Van R. Johnson

/s/ THOMAS A. MALOOF	Director	February 13, 2013
Thomas A. Maloof

/s/ JOHN G. NACKEL	Director	February 13, 2013
John G. Nackel

/s/ DAREN J. SHAW	Director	February 13, 2013
Daren J. Shaw

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 13, 2013

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$40,923	$29,584
Accounts receivable—less allowance for doubtful accounts of $13,811 and $12,782 at December 31, 2012 and 2011, respectively	94,187	86,311
Investments—current	5,195	—
Prepaid income taxes	3,787	5,882
Prepaid expenses and other current assets	8,636	7,667
Deferred tax asset—current	14,871	11,195
Total current assets	167,599	140,639
Property and equipment, net	447,877	403,862
Insurance subsidiary deposits and investments	17,315	16,752
Escrow deposits	4,635	175
Deferred tax asset	2,234	3,514
Restricted and other assets	8,643	10,418
Intangible assets, net	9,015	2,321
Goodwill	22,656	17,177
Other indefinite-lived intangibles	10,888	1,481
Total assets	$690,862	$596,339
Liabilities and equity
Current liabilities:
Accounts payable	$26,069	$21,169
Accrued charge related to U.S. Government inquiry (Note 18)	15,000	—
Accrued wages and related liabilities	35,847	41,958
Accrued self-insurance liabilities—current	16,034	12,369
Other accrued liabilities	21,210	18,577
Current maturities of long-term debt	7,187	6,314
Total current liabilities	121,347	100,387
Long-term debt—less current maturities	200,505	181,556
Accrued self-insurance liabilities—less current portion	34,849	31,904
Fair value of interest rate swap	2,866	2,143
Deferred rent and other long-term liabilities	3,411	2,864
Commitments and contingencies (Notes 13, 15 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,244 and 21,719 shares issued and outstanding at December 31, 2012, respectively, and 21,575 and 21,179 shares issued and outstanding at December 31, 2011, respectively.	22	22
Additional paid-in capital	90,949	77,257
Retained earnings	239,344	204,073
Common stock in treasury, at cost, 301 and 396 shares at December 31, 2012 and 2011, respectively	(2,099)	(2,559)
Accumulated other comprehensive loss	(1,745)	(1,308)
Total Ensign Group, Inc. stockholders' equity	326,471	277,485
Non-controlling interests	1,413	—
Total equity	327,884	277,485
Total liabilities and equity	$690,862	$596,339
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenue	$824,719	$758,277	$649,532
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	660,070	600,804	516,668
Charge related to U.S. Government inquiry (Note 18)	15,000	—	—
Facility rent—cost of services	13,319	13,725	14,478
General and administrative expense	31,819	29,766	26,099
Depreciation and amortization	28,464	23,286	16,633
Total expenses	748,672	667,581	573,878
Income from operations	76,047	90,696	75,654
Other income (expense):
Interest expense	(12,229)	(13,778)	(9,123)
Interest income	255	249	248
Other expense, net	(11,974)	(13,529)	(8,875)
Income before provision for income taxes	64,073	77,167	66,779
Provision for income taxes	24,265	29,492	26,253
Net income	39,808	47,675	40,526
Less: net loss attributable to noncontrolling interests	(783)	—	—
Net income attributable to The Ensign Group, Inc.	$40,591	$47,675	$40,526
Net income per share attributable to The Ensign Group, Inc.:
Basic	$1.89	$2.27	$1.95
Diluted	$1.85	$2.21	$1.92
Weighted average common shares outstanding:
Basic	21,429	20,967	20,744
Diluted	21,942	21,583	21,159
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$39,808	$47,675	$40,526
Other comprehensive loss, net of tax:
Net unrealized loss on interest rate swap, net of tax of $286, $835, and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.	(437)	(1,308)	—
Comprehensive income	39,371	46,367	40,526
Less: net loss attributable to noncontrolling interests	(783)	—	—
Comprehensive income attributable to The Ensign Group, Inc.	$40,154	$46,367	$40,526

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional Paid-In Capital				Accumulated Other Comprehensive Loss		Redeemable
	Common Stock			Retained	Treasury Stock			Non-Controlling	Noncontrolling
	Shares	Amount		Earnings	Shares	Amount		Interest	Interest	Total
	(In thousands)
Balance - January 1, 2010	20,642	$21	$66,765	$124,910	638	$(4,137)	—	—	—	$187,559
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	173	—	626	—	(56)	337	—	—	—	963
Dividends declared	—	—	—	(4,268)	—	—	—	—	—	(4,268)
Employee stock award compensation	—	—	2,904	—	—	—	—	—	—	2,904
Excess tax benefit from exercise of stock options	—	—	519	—	—	—	—	—	—	519
Net income	—	—	—	40,526	—	—	—	—	—	40,526
Balance - December 31, 2010	20,815	21	70,814	161,168	582	(3,800)	—	—	—	228,203
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	344	1	1,607	—	(186)	1,241	—	—	—	2,849
Issuance of restricted stock to employees	20	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(4,770)	—	—	—	—	—	(4,770)
Employee stock award compensation	—	—	3,356	—	—	—	—	—	—	3,356
Excess tax benefit from exercise of stock options	—	—	1,480	—	—	—	—	—	—	1,480
Net income	—	—	—	47,675	—	—	—	—	—	47,675
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,308)	—	—	(1,308)
Balance - December 31, 2011	21,179	22	77,257	204,073	396	(2,559)	(1,308)	—	—	277,485
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	488	—	4,067	—	(102)	634	—	—	—	4,701
Issuance of restricted stock to employees	52	—	1,360	—	—	—	—	—	—	1,360
Repurchase of common stock	—	—	—	—	7	(174)	—	—	—	(174)
Dividends declared	—	—	—	(5,320)	—	—	—	—	—	(5,320)
Employee stock award compensation	—	—	3,379	—	—	—	—	—	—	3,379
Excess tax benefit from exercise of stock options	—	—	1,868	—	—	—	—	—	—	1,868
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	1,778	11,600	13,378
Acquisition of noncontrolling interests, net of tax	—	—	3,018	—	—	—	—	340	(11,522)	(8,164)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—		(705)	(78)	(783)
Net income attributable to The Ensign Group, Inc.	—	—	—	40,591	—	—	—	—	—	40,591
Accumulated other comprehensive loss	—	—	—	—	—	—	(437)			(437)
Balance - December 31, 2012	21,719	$22	$90,949	$239,344	301	$(2,099)	(1,745)	1,413	—	$327,884

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$39,808	$47,675	$40,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,464	23,286	16,633
Charge related to U.S. Government inquiry (Note 18)	15,000	—	—
Impairment of goodwill and other indefinite-lived intangibles (Note 9)	2,225	—	185
Amortization of deferred financing fees and debt discount	826	717	644
Deferred income taxes	(2,111)	1,090	(2,574)
Provision for doubtful accounts	9,474	7,921	6,312
Share-based compensation	4,739	3,356	2,904
Excess tax benefit from share-based compensation	(1,868)	(1,480)	(519)
Deferred income tax effect of purchase of noncontrolling interest	(2,464)	—	—
Impairment of software development costs	—	—	188
Loss on extinguishment of debt	—	2,542	—
Loss on disposition of property and equipment	412	190	403
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,150)	(24,795)	(13,143)
Prepaid income taxes	2,095	(4,549)	(91)
Prepaid expenses and other current assets	(944)	(491)	(677)
Insurance subsidiary deposits and investments	(5,758)	(394)	(2,548)
Accounts payable	3,152	2,701	(310)
Accrued wages and related liabilities	(6,360)	4,581	8,621
Other accrued liabilities	4,908	6,367	(1,440)
Accrued self-insurance	6,205	4,059	5,230
Deferred rent liability	397	(89)	157
Net cash provided by operating activities	82,050	72,687	60,501
Cash flows from investing activities:
Purchase of property and equipment	(38,853)	(40,773)	(28,722)
Cash payment for business acquisitions	(31,558)	(106,747)	(21,100)
Cash payment for asset acquisitions	(11,261)	(23,385)	—
Escrow deposits	(4,635)	(175)	(14,422)
Escrow deposits used to fund business acquisitions	175	14,422	7,595
Cash proceeds from the sale of property and equipment	155	766	112
Restricted and other assets	1,719	(160)	(649)
Net cash used in investing activities	(84,258)	(156,052)	(57,186)
Cash flows from financing activities:
Proceeds from issuance of debt	36,525	90,000	35,000
Payments on long-term debt	(16,825)	(46,259)	(2,082)
Repurchase of shares of common stock	(174)	—	—
Issuance of treasury stock upon exercise of options	634	1,241	337
Issuance of common stock upon exercise of options	4,067	1,607	626
Dividends paid	(6,604)	(4,637)	(4,149)
Excess tax benefit from share-based compensation	1,868	1,480	519
Purchase of noncontrolling interest	(5,700)	—	—
Payments of deferred financing costs	(244)	(2,571)	(333)
Net cash provided by financing activities	13,547	40,861	29,918
Net increase (decrease) in cash and cash equivalents	11,339	(42,504)	33,233
Cash and cash equivalents beginning of period	29,584	72,088	38,855
Cash and cash equivalents end of period	$40,923	$29,584	$72,088

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,394	$13,871	$9,136
Income taxes	$24,842	$31,602	$28,540
Non-cash investing and financing activities:
Accrued capital expenditures	$1,734	$571	$2,819
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 108 facilities, six home health and four hospice operations as of December 31, 2012, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. In the first quarter of 2012, the Company entered into a business to develop and operate urgent care centers. These walk-in clinics offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. The Company's facilities have a collective capacity of approximately 12,200 operational skilled nursing, assisted living and independent living beds. As of December 31, 2012, the Company owned 86 of its 108 facilities and operated an additional 22 facilities through long-term lease arrangements, and had options to purchase two of those 22 facilities.
The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenue. All of the Company’s operations are operated by separate, independent subsidiaries, each of which has its own management, employees and assets. One of the Company’s wholly-owned subsidiaries, referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements (Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities, home health and hospice operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at December 31, 2012.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments — The Company has a single reportable segment — long-term care services, which includes the operation of skilled nursing and assisted living facilities, home health and hospice operations, urgent care centers and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reportable segment.

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
Revenue from the Medicare and Medicaid programs accounted for 73.5%, 75.2% and 76.4% of the Company’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments that increased (decreased) revenue by $82, $321 and $(55) for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Home Health and Hospice Revenue Recognition
Episodic Based Revenue —Net service revenue is typically recorded on a 60-day episode payment rate. The Company makes adjustments to revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The Company records an estimate for the impact of such payment adjustments based on its historical experience. In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. The Company estimates this revenue on a monthly basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period and expected Medicare revenue per episode.
Non-episodic Based Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as long-term assets. Insurance subsidiary deposits and investments classified as long-term were $17,315 and $16,752 as of December 31, 2012 and 2011, respectively. The majority of these deposits and investments are currently held in AA- and A-rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution.
Equity Investment — One of the Company's subsidiaries has a non-marketable equity investment which is accounted for under the equity method. The investment is initially recorded at cost and the Company adjusts the carrying amount for its share of the earnings or losses of the investee after the date of investment. The investment is evaluated periodically for impairment. If it is determined that a decline of the investment is other than temporary, then the carrying amount would be written down to fair value and the write-down would be included in earnings as a loss.
Property and Equipment — Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (generally ranging from three to 30 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the years ended December 31, 2012, 2011 or 2010.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable leases, lease acquisition costs, patient base, facility trade names, franchise relationships and customer relationships. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the acquisition date. Trade names at facilities are amortized over 30 years and franchise and customer relationships are each amortized over 25 years.
The Company's indefinite-lived intangible assets consist of trade names and home health and hospice Medicare licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual operations. The Company performs its annual test for impairment during the fourth quarter of each year. See further discussion at Note 9, Goodwill and Other Intangible Assets.

Deferred Rent  — Deferred rent represents rental expense (determined on a straight-line basis over the life of the related lease) in excess of actual rent payments.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2012, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 103 facilities.
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
The Company presents the ultimate costs of general and professional liability and workers' compensation claims and the anticipated insurance recoveries on a gross basis and has recorded a liability and equal asset of $3,219 and $2,814 at December 31, 2012 and 2011, respectively. See Note 10, Restricted and Other Assets.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in its consolidated statements of income and net income per share is calculated based on net income attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of December 31, 2012, accumulated other comprehensive losses were $2,866, recorded net of tax of $1,121, or $1,745, in stockholders' equity. As of December 31, 2011, accumulated other comprehensive losses were $2,143, net of tax of $835, or $1,308.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements — In February 2013, the FASB amended its guidance on reporting of reclassifications out of accumulated other comprehensive income. The amendment requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This amendment applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income and is effective for public companies for interim periods beginning after December 31, 2012. The Company is evaluating the potential impact the adoption of this amendment could have on its financial statements.

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

Adoption of New Accounting Pronouncements — In July 2012, the FASB amended the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment was issued in response to feedback on the amendments made to the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Under the amended guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although this amendment revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company adopted this amendment during its current fiscal year impairment analysis in the fourth quarter. The adoption of this amendment did not have a material effect on the Company's financial statements.

In December 2011, the FASB indefinitely deferred the provisions that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which Other Comprehensive Income is presented (for both interim and annual financial statements). During the deferral period, entities will still need to comply with the existing U.S. GAAP requirements for the presentation of reclassification adjustments. The adoption of this amendment is not expected to have a material effect on the Company's financial statements.
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net Income	$39,808	$47,675	$40,526
Less: net loss attributable to noncontrolling interests(2)	(783)	—	—
Net income attributable to The Ensign Group, Inc.	40,591	47,675	40,526
Denominator:
Weighted average shares outstanding for basic net income per share	21,429	20,967	20,744
Basic net income per common share attributable to The Ensign Group, Inc.	$1.89	$2.27	$1.95

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net Income	$39,808	$47,675	$40,526
Less: net loss attributable to noncontrolling interests(2)	(783)	—	—
Net income attributable to The Ensign Group, Inc.	40,591	47,675	40,526
Denominator:
Weighted average common shares outstanding	21,429	20,967	20,744
Plus: incremental shares from assumed conversion(1)	513	616	415
Adjusted weighted average common shares outstanding	21,942	21,583	21,159
Diluted net income per common share attributable to The Ensign Group, Inc.	$1.85	$2.21	$1.92

(1)
In addition, for the years ended December 31, 2012, 2011 and 2010 the Company had 340, 97 and 635 options outstanding which are anti-dilutive, or would reduce the amount of incremental shares from assumed conversion, and are therefore not factored into the weighted average common shares amount above.

(2)	See further discussions of noncontrolling interests at Note 6, Acquisitions and redeemable noncontrolling interests at Note 16, Temporary Equity - Redeemable Noncontrolling Interest.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31,
	2012			2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$40,923	$—	$—	$29,584	$—	$—
Fair value of interest rate swap	$—	$2,866	$—	$—	$2,143	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. This fair value determination is categorized as Level 3 in the fair value hierarchy. See Note 2 for further discussion of our significant accounting policies and Note 9 for further discussion of impairment of long-lived assets in 2012.

Debt Security Investments - Held to Maturity

At December 31, 2012 and 2011, the Company had approximately $22,510 and $16,466, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. At December 31, 2012, $6,310 is held in AA-rated debt securities and $16,200 is held in A-rated debt securities. These debt securities mature from May 2013 to January 2015. At December 31, 2011, $10,140 was held in AAA-rated debt security investments guaranteed by the FDIC under the Temporary Liquidity Guarantee Program and the remaining $6,326 was held in AA-rated debt securities.

Interest Rate Swap Agreement

In connection with the senior credit facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $951 and $471 for the years ended December 31, 2012 and 2011. In addition, based on the December 31, 2012 interest rate swap valuation, the Company expects to record swap interest expense of approximately $950 during the year ended December 31, 2013.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of December 31, 2012 of $2,866, net of tax of $1,121, or $1,745 in stockholders' equity, compared to $2,143, net of tax of $835, or $1,308 as of December 31, 2011. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

5. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the years ended December 31, 2012, 2011 and 2010 is summarized in the following table:

	December 31,
	2012		2011		2010
	$	%	$	%	$	%
Medicaid — custodial	$302,046	36.6%	$277,736	36.6%	$259,711	40.0%
Medicare	278,578	33.8	272,283	35.9	219,217	33.7
Medicaid — skilled	25,418	3.1	20,290	2.7	17,573	2.7
Total Medicaid and Medicare	606,042	73.5	570,309	75.2	496,501	76.4
Managed care	106,268	12.9	94,266	12.4	84,364	13.0
Private and other payors	112,409	13.6	93,702	12.4	68,667	10.6
Revenue	$824,719	100.0%	$758,277	100.0%	$649,532	100.0%

Accounts receivable as of December 31, 2012 and 2011 is summarized in the following table:

	December 31,
	2012	2011
Medicaid	$28,534	$30,286
Managed care	26,707	22,068
Medicare	32,168	28,061
Private and other payors	20,589	18,678
	107,998	99,093
Less: allowance for doubtful accounts	(13,811)	(12,782)
Accounts receivable	$94,187	$86,311

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the year ended December 31, 2012, the Company acquired five stand-alone skilled nursing facilities, one stand-alone assisted living facility, two home health operations and one hospice operation. The aggregate purchase price of the nine long-term care business acquisitions was approximately $31,558, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The operations acquired during the year ended December 31, 2012 are as follows:

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

•
On December 17, 2012, the Company acquired a skilled nursing facility in Texas for $2,604, which was paid in cash. This acquisition added 92 operational skilled nursing beds to the Company's operations.

In addition, during the year ended December 31, 2012, the Company purchased the underlying assets of three of its skilled nursing facilities in California which it previously operated under long-term lease agreements, which contained options to purchase, for $11,386, which was paid in cash. These acquisitions did not impact the Company's operational bed count.

In January 2012, the Company announced the formation of Immediate Clinic (IC), a majority owned subsidiary, to develop and operate urgent care centers and related businesses. The first IC operated centers opened in the third quarter of 2012.

•
On February 15, 2012, IC purchased an equity investment in an urgent care software service provider for $1,400. See additional details in Note 10, Restricted and Other Assets. On October 4, 2012, the Company invested an additional $6,000 to IC in exchange for senior preferred stock, which resulted in the Company holding approximately 96% of the outstanding interests in the joint venture on a fully-diluted basis. On December 20, 2012, the Company purchased the remaining outstanding interests in IC for approximately $400.

•
On March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2,000, adjusted for certain items at the time of close and redeemable noncontrolling interest. The redeemable noncontrolling interest was fair valued at the acquisition date at $11,600. The Company recognized intangible assets of $7,900 in trade name, $3,000 in franchise relationships and $2,724 in goodwill. See additional details in Note 9, Goodwill

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Other Indefinite-Lived Intangible Assets - Net and Note 16, Temporary Equity - Redeemable Noncontrolling Interest. On December 31, 2012, IC purchased the remaining ownership interest in DRX for approximately $5,300.

On December 31, 2012, the Company purchased 80% of the membership interest of a mobile x-ray and diagnostic company for $5,800, plus preliminary net working capital of approximately $1,300 for total consideration of approximately $7,100, which was paid in cash. The Company recognized intangible assets of approximately $900 in trade name, $4,200 in customer relationship and $2,100 in goodwill. The Company believes that goodwill will be deductible for tax purposes.  See additional details in Note 9 Goodwill and Other Indefinite-Lived Intangible Assets-Net to the Consolidated Financial Statements.

The Company's preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions that are subject to change. During the measurement period, when information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustment will be included in the purchase price allocation retrospectively. The measurement period is expected to extend as long as one year from the date of acquisition.

The mobile diagnostic company is a leader in providing mobile x-ray and diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities.  The Company believes the acquisition is strategic given the mobile diagnostic company's experienced management team.  This acquisition will provide the Company with a broad set of services to its customers in the markets it serves.

The acquisition resulted in the Company acquiring 80% of the membership interest while the remaining 20% noncontrolling membership interest remained with a previous owner of the mobile diagnostic company.  The 20% noncontrolling membership interest is recognized in the statement of stockholders' equity and is adjusted for the pro rata profits and losses.  At December 31, 2012, the noncontrolling interest balance was $1,800.
The table below presents the allocation of the purchase price, and reconciliation to cash paid, for the operations acquired in business combinations during the years ended December 31, 2012 and 2011, noted above:

	December 31,
	2012	2011
Land	$1,012	$14,526
Building and improvements	17,615	80,546
Equipment, furniture, and fixtures	1,771	2,840
Assembled occupancy	289	1,188
Goodwill	7,105	6,838
Other indefinite-lived intangible assets	10,007	809
Definite-lived intangible assets	7,200	—
Other assets acquired, net of liabilities assumed	651	—
Total acquisitions	$45,650	$106,747
Less: redeemable noncontrolling interest (Note 16)	(11,600)	—
Less: noncontrolling interest in mobile diagnostic company acquired	(1,778)	—
Less: cash received at acquisition	(714)	—
Total cash paid for acquisitions	$31,558	$106,747

Subsequent Events

On January 1, 2013, the Company acquired one home health operation in Washington and two hospice operations in Arizona and California, respectively, in two separate transactions for an aggregate purchase price of $4,625, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company also entered into a separate operations transfer agreement with the prior operator as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired facilities. The businesses acquired during the year ended December 31, 2012 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the December 31, 2012 consolidated balance sheet of the Company, and the operating results have been included in the consolidated statements of income of the Company since the dates the Company gained effective control.

7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2012	2011
Land	$70,487	$67,179
Buildings and improvements	341,096	297,016
Equipment	80,885	66,483
Furniture and fixtures	8,793	8,731
Leasehold improvements	32,570	28,686
Construction in progress	14,185	8,213
	548,016	476,308
Less: accumulated depreciation	(100,139)	(72,446)
Property and equipment, net	$447,877	$403,862

8. INTANGIBLE ASSETS — Net

		December 31,
		2012			2011
	Weighted
	Average Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
Intangible Assets	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Lease acquisition costs	15.5	$684	$(545)	$139	$846	$(604)	$242
Favorable lease	15.0	1,596	(426)	1,170	1,596	(319)	1,277
Assembled occupancy	0.5	2,255	(2,211)	44	1,966	(1,750)	216
Facility trade name	30.0	733	(171)	562	733	(147)	586
Franchise relationships	25.0	3,000	(100)	2,900	—	—	—
Customer relationships	20.0	4,200	—	4,200	—	—	—
Total		$12,468	$(3,453)	$9,015	$5,141	$(2,820)	$2,321
Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $671, $1,329, and $771. Of the $671 in amortization expense incurred during the year ended December 31, 2012, approximately $461 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2013	$506
2014	463
2015	443
2016	423
2017	423
Thereafter	6,757
$9,015

9. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

The Company performs its annual goodwill impairment analysis during the fourth quarter of each year for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment. The Company tests for impairment by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company had not recorded any charges to goodwill impairment prior to 2010. See summary of charges to goodwill impairment taken during the three years ended December 31, 2012 below.
During the year ended December 31, 2012, the Company recognized $7,900 in trade name intangible assets as part of the DRX acquisition on March 1, 2012. Additionally, the Company recorded $1,183 in home health and hospice Medicare license intangible assets as part of its acquisitions of two home health operations and one hospice operation during the year ended December 31, 2012. Lastly, the Company recognized approximately $900 in trade name as part of its acquisition of a majority interest in a mobile diagnostics business. See further discussion of DRX and the mobile x-ray and diagnostic business acquisitions at Note 6, Acquisitions.

The following table represents activity in goodwill as of and for the years ended December 31, 2012 and 2011:

Goodwill
January 1, 2010	$7,432
Additions	3,092
Impairments	(185)
December 31, 2010	10,339
Additions	6,838
Impairments	—
December 31, 2011	17,177
Additions	7,104
Impairments	(1,625)
December 31, 2012	$22,656

As of December 31, 2012, the Company anticipates that $22,656 in goodwill recognized will be fully deductible for tax purposes.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other indefinite-lived intangible assets consists of the following:

	December 31,
	2012	2011
Trade name	$8,290	$66
Home health and hospice Medicare license	2,598	1,415
	$10,888	$1,481

The initial fair value of DRX assets and liabilities incorporated the fair value analysis of the noncontrolling interest. Therefore, the original carrying value was based on the fair value of the noncontrolling interest and cash paid. In the course of performing its impairment analysis for the year ended December 31, 2012, the Company performed an impairment test over the assets of DRX. As part of the impairment test, the Company calculated the fair value of certain assets, including trade name and franchise agreements. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of DRX as of December 31, 2012. The implied fair value of goodwill was measured as the excess of the fair value of DRX over the amounts assigned to its assets and liabilities. The impairment loss for DRX was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded a charge to goodwill and trade name at DRX of $1,625 and $600, respectively, in the year ended December 31, 2012, which we attribute to a decline in the estimated fair value of redeemable noncontrolling interest. The remaining carrying value of the assets exceeds our cash investment in DRX.

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
Restricted and other assets consist of the following:

	December 31,
	2012	2011
Deposits with landlords	$752	$789
Capital improvement reserves with landlords and lenders	683	3,585
Debt issuance costs, net	2,769	3,230
Long-term insurance losses recoverable asset	3,219	2,814
Equity method investment	1,220	—
Restricted and other assets	$8,643	$10,418
Included in other assets, as of December 31, 2012, are anticipated insurance recoveries related to the Company's general and professional liability and workers' compensation claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and a non-marketable equity investment accounted for under the equity method. The investment is recorded at cost and is evaluated periodically for impairment.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2012	2011
Quality assurance fee	$2,010	$3,912
Resident refunds payable	4,564	3,346
Deferred revenue	5,661	1,856
Cash held in trust for residents	1,520	1,648
Resident deposits	1,666	1,397
Dividends payable	—	1,283
Property taxes	2,264	2,224
Other	3,525	2,911
Other accrued liabilities	$21,210	$18,577
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

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	December 31,
	2012	2011	2010
Current:
Federal	$24,401	$24,217	$24,277
State	4,439	4,185	4,550
	28,840	28,402	28,827
Deferred:
Federal	(3,131)	2,041	(2,192)
State	(1,444)	(951)	(382)
	(4,575)	1,090	(2,574)
Total	$24,265	$29,492	$26,253

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2012, 2011 and 2010, respectively, is comprised as follows:

	December 31,
	2012	2011	2010
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	3.0	2.9	4.1
Non-deductible expenses	0.5	0.3	0.2
Other adjustments	(0.6)	—	—
Total income tax provision	37.9%	38.2%	39.3%

The Company's deferred tax assets and liabilities as of December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Accrued expenses	$16,916	$11,883
Allowance for doubtful accounts	5,705	5,254
State taxes	—	145
Tax credits	2,400	1,775
Captive insurance	7,360	6,807
Total deferred tax assets	32,381	25,864
State taxes	(327)	—
Depreciation and amortization	(11,828)	(9,122)
Prepaid expenses	(3,121)	(2,033)
Total deferred tax liabilities	(15,276)	(11,155)
Net deferred tax assets	$17,105	$14,709

The Company had state credit carryforwards as of December 31, 2012 and 2011 of $2,400 and $1,775, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. These Enterprise Zone credits are currently expected to carryforward indefinitely to offset future state income tax. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027.

The Company had Federal net operating loss carryforwards as of December 31, 2012 and 2011 of $932 and $0, respectively. These Federal net operating losses are expected to carry forward until 2032. The Company also had state net operating losses as of December 31, 2012 and 2011 of $1,134 and $0, respectively. These state net operating losses carry forward over various periods.

As of December 31, 2012, 2011 and 2010, the Company did not have any unrecognized tax benefits that would affect the Company's effective tax rate.

The Federal statutes of limitations on the Company's 2006, 2007, and 2008 income tax years lapsed during the third quarter of 2010, 2011, and 2012, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The net decreases in unrecognized tax benefits as a result of these lapses for the years ended December 31, 2012, 2011, and 2010 were $0, $0, and $4, respectively.

During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. To date, California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. At this time, the Company is not aware of any events that might significantly impact the balance of unrecognized tax benefits in the next twelve months.

The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    LEASES

 The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $13,779, $14,185 and $14,903 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments for all leases as of December 31, 2012 are as follows:

Year	Amount
2013	$13,051
2014	12,960
2015	12,825
2016	12,784
2017	12,756
Thereafter	51,218
$115,594

Six of the Company's facilities are operated under two separate three-facility master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk. Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company's master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company's outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2012.

14.	SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2012 and 2011:

	General and Professional Liability
		Worker's Compensation
			Health	Total
Balance January 1, 2011	$26,037	$9,203	$2,160	$37,400
Current year provisions	13,004	4,184	13,996	31,184
Claims paid and direct expenses	(9,845)	(3,560)	(13,720)	(27,125)
Long-term insurance losses recoverable	2,814	—	—	2,814
Balance December 31, 2011	32,010	9,827	2,436	44,273
Current year provisions	13,226	7,186	14,302	34,714
Claims paid and direct expenses	(9,207)	(5,031)	(14,271)	(28,509)
Long-term insurance losses recoverable	(921)	1,326	—	405
Balance December 31, 2012	$35,108	$13,308	$2,467	$50,883

Included in long-term insurance losses recoverable as of December 31, 2012 and 2011, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT

Long-term debt consists of the following:

	December 31,
	2012	2011
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$21,032	$—
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at July 15, 2016, secured by substantially all of the Company’s personal property.	89,375	88,125
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	50,072	51,185
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	33,167	34,149
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,203	9,471
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,665	5,884
	208,514	188,814
Less current maturities	(7,187)	(6,314)
Less debt discount	(822)	(944)
	$200,505	$181,556
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On February 1, 2013, the Company entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amends the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revises the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75,000 to an aggregate principal amount of $150,000, of which $20,000 was drawn as of December 31, 2012 and the date of the Third Amendment, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remain in full force and effect as described below.

On July 15, 2011, the Company entered into the Senior Credit Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5% per annum of the original principal amount. Interest rates per annum applicable to the Senior Credit Facility will be, at the option of the Company, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the agreement) plus an initial margin of 1.5%. Under the terms of the Senior Credit Facility, the applicable margin adjusts based on the Company’s leverage ratio as set forth in further detail in the Senior Credit Facility agreement. In connection with the Senior Credit Facility, the Company incurred financing costs of approximately $2,500. Further, the Company incurred a charge of $2,542 in termination and early extinguishment fees in connection with exiting the Six Project Loan (described below) which was recognized in the third quarter of 2011. In addition, the Company has a commitment fee on the unused portion of the revolving credit facility that ranges from 0.3% to 0.5% based on the Company’s leverage ratio for the applicable four-quarter period. Amounts borrowed pursuant to the Senior Credit Facility are guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, the Company, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 4, Fair Value Measurements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Among other things, under the Senior Credit Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income and repurchases and capital expenditures. As of December 31, 2012, we were in compliance with all loan covenants.

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
Among other things, under the RBS Loan the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of December 31, 2012, the Company was in compliance with all loan covenants.

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

Among other things, under the RBS Loan, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The loan documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. As of December 31, 2012, we were in compliance with all loan covenants.
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
Under the Ten Project Note, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2012, we were in compliance with all loan covenants.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promissory Notes with Johnson Land Enterprises, Inc.

On October 1, 2009, four subsidiaries of The Ensign Group, Inc. entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10,000, as a part of the Company’s acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As a part of this transaction, the Company recorded a discount to the debt balance in the form of imputed interest of $1,218. This amount will be amortized over the term of the promissory notes, or 10 years.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects the Company's Southland facility to HUD oversight and periodic inspections. As of December 31, 2012, the balance outstanding on this mortgage loan was approximately $5,665. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
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

Long-term debt matures in fiscal years ending after December 31, 2012 as follows:

Years Ending
December 31,	Amount
2013	$7,187
2014	27,432
2015	7,672
2016	106,964
2017	2,834
Thereafter	56,425
$208,514

16. TEMPORARY EQUITY- REDEEMABLE NONCONTROLLING INTEREST

Owners of noncontrolling interests in one of the Company's subsidiaries had the right in certain circumstances to require it to purchase additional ownership interests in DRX at an amount defined in the applicable agreements. Accordingly, during 2012, the 25% noncontrolling interest in DRX was accounted for as redeemable noncontrolling interest as redemption was outside the Company's control and was reported in the mezzanine section in the Company's consolidated balance sheets as temporary equity. On December 31, 2012, Immediate Clinic (IC), a wholly-owned subsidiary of the Company, purchased the remaining ownership interests in DRX for approximately $5,300 and now owns 100% of DRX. The difference between the purchase price and the carrying value of the redeemable noncontrolling interests was recorded as a credit to additional paid-in capital, net of the income tax effect. As such, as of December 31, 2012, the Company no longer has any redeemable noncontrolling interests.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,615 as of December 31, 2012.

2001 Stock Option, Deferred Stock and Restricted Stock Plan - The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. At December 31, 2012, 2011 and 2010, there were 319, 314 and 313, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan - The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2012, 2011 and 2010, there were 147, 147 and 144, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2012, 2011 and 2010, there were 1,149, 1,039 and 828 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•
The expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin (SAB) No. 107 Share-Based Payment (SAB 107), which was issued in March 2005. In December 2007, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 110 (SAB 110), which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of the expected term of “plain vanilla” share options. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term. The Company will utilize its own experience to calculate the expected option term in the future when it has sufficient history.

•
Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company's share price becomes available. The Company will utilize its own experience to calculate estimated volatility in the future when it has sufficient history.

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8.45% per year is based on the Company's historical forfeiture activity of unvested stock options.

The Company used the following assumptions for stock options granted during the years ended December 31, 2012, 2011, and 2010:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2012	246	0.84	-	1.18%	6.5 years	55%	0.93%
2011	97	1.42	-	2.53%	6.5 years	55%	0.93%
2010	138	1.58	-	2.82%	6.5 years	55%	1.08%

For the years ended December 31, 2012, 2011 and 2010, the following represents the Company's weighted average exercise price and weighted average fair value displayed by grant year:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2012	246	$27.65	$13.47
2011	97	$24.79	$12.38
2010	138	$17.60	$8.88

The exercise price of the option equaled the fair value of the Company's common stock on the grant date for all options granted during the years ended December 31, 2012, 2011 and 2010 and therefore, the intrinsic value of the options was $0 at date of grant.

The following table represents the employee stock option activity during the years ended December 31, 2012, 2011, and 2010:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2010	2,025	$10.68	709	$7.29
Granted	138	17.60
Forfeited	(98)	11.21
Exercised	(161)	6.00
December 31, 2010	1,904	$11.55	921	$9.07
Granted	97	24.79
Forfeited	(54)	13.57
Exercised	(314)	7.90
December 31, 2011	1,633	$12.97	936	$10.65
Granted	246	27.65
Forfeited	(63)	15.80
Exercised	(429)	10.95
December 31, 2012	1,387	$16.06	739	$11.88

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2012:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Number Vested and Exercisable
Year of Grant	Exercise Price
2003	$0.67	-	0.81	4	*	1	4
2004	1.96	-	2.46	13	*	2	13
2005	4.99	-	5.75	43	*	3	43
2006	7.05	-	7.50	172	1,661	4	172
2008	9.38	-	14.87	390	2,130	6	281
2009	14.88	-	16.70	336	2,660	7	177
2010	17.47	-	18.16	96	855	8	32
2011	21.61	-	29.30	90	1,113	9	17
2012	24.04	-	29.16	243	3,271	10	—
Total				1,387	$11,690		739
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the years ended December 31, 2012 and 2011, the Company granted 71 and 143 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years. The fair value per share of restricted awards granted in 2012 and 2011 ranged from $24.04 to $29.16 and $21.61 to $29.30, respectively.

A summary of the status of the Company's nonvested restricted stock awards as of December 31, 2012, and changes during the years ended December 31, 2012 and 2011 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	102	$18.05
Granted	143	25.52
Vested	(31)	24.18
Forfeited	(4)	19.16
Nonvested at December 31, 2011	210	$22.32
Granted	71	27.78
Vested	(44)	27.53
Forfeited	(13)	21.98
Nonvested at December 31, 2012	224	$23.04

In addition, during the year ended December 31, 2012, the Company granted 16 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $24.71 to $30.65 based on the market price on the grant date.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Share-based compensation expense related to stock options	$1,903	$2,265	$2,559
Share-based compensation expense related to restricted stock awards	1,084	1,091	345
Share-based compensation expense related to stock awards	1,752	—	—
Total	$4,739	$3,356	$2,904
For the year ended December 31, 2012, the Company expensed $392 in share-based compensation related to the quarterly stock awards to non-employee directors.
The Company recognized tax benefits related to share-based compensation expense of $1,740, $1,285, and $1,141 during years ended December 31, 2012, 2011 and 2010, respectively. In future periods, the Company expects to recognize approximately $5,675 and $4,874 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2012. Future share-based compensation expense will be recognized over 3.5 and 3.7 weighted average years for unvested options and restricted stock awards, respectively. There were 648 unvested and outstanding options at December 31, 2012, of which 616 are expected to vest. The weighted average contractual life for options vested at December 31, 2012 was 6.2 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2012, 2011 and 2010 is as follows:

	December 31,
	2012	2011	2010
Outstanding	$15,703	$18,942	$25,366
Vested	11,285	12,960	14,545
Expected to vest	4,088	5,374	9,630
Exercised	7,123	5,651	1,955
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

18. COMMITMENTS AND CONTINGENCIES
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
Income Tax Examinations — During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. To date, California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. At this time, the Company is not aware of any events that might significantly impact the balance of unrecognized tax benefits in the next twelve months. See Note 12, Income Taxes.

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
Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been an increase in the number of wage and hour class action claims filed in several of the jurisdictions where the Company is present. Allegations typically include claimed failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to care and treatment provided at its facilities as well as employment related (e.g., wage and hour) claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the year ended December 31, 2012. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
U.S. Government Inquiry — In late 2006, the Company learned that it might be the subject of an on-going criminal and civil investigation by the U.S. Department of Justice (DOJ) and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that the Company believes is tied to a pending whistleblower complaint. The Company, through its outside counsel and a special committee of independent directors established by its board, has worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.
In December 2011, the Company was formally notified that the DOJ had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. As a result, only the civil investigation remains.
In January 2012, the DOJ indicated that the government would be seeking certain additional information in furtherance of the remaining civil investigation, and that it would formalize its request for that information in a new subpoena. In January 2012, the Office of the Inspector General of the United States Department of Health and Human Services (HHS) served the new subpoena, seeking specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests. HHS also issued a subpoena to our independent external auditors requesting an update to the information requested in the 2007 subpoena to them, and a subpoena to the Company's independent internal auditors requesting similar information.
The Company, through the special committee and its outside counsel, continues to work cooperatively with the DOJ. Ensign anticipates that this ongoing dialogue will continue in 2013 as part of its effort to resolve this matter. Based on information gathered by the Company in connection with the work of the special committee, its outside counsel and their experts, the Company recorded an estimated liability in the amount of $15,000 in the fourth quarter of 2012 related to the Company's efforts to achieve a global, company-wide, resolution of any claims connected to the investigation. Active settlement discussions with the DOJ are ongoing and, until concluded, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from the Company's estimates. At this time, the Company cannot estimate the possible range of loss that may result from any such proceedings or discussions.

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
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.2% and 58.9% of its total accounts receivable as of December 31, 2012 and 2011, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.5%, 75.2% and 76.4% of the Company’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 12, 2013, the Company had approximately $1,001 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

19.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $444, $369 and $301 during the years ended December 31, 2012, 2011 and 2010, respectively. Beginning in 2007, the Company's plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions Charged to Costs and Expenses
	Balance at Beginning of Year			Balances at End of Year

			Deductions
		(In thousands)
Year Ended December 31, 2010
Allowance for doubtful accounts	$(7,575)	$(6,312)	$4,094	$(9,793)
Year Ended December 31, 2011
Allowance for doubtful accounts	$(9,793)	$(7,921)	$4,932	$(12,782)
Year Ended December 31, 2012
Allowance for doubtful accounts	$(12,782)	$(9,474)	$8,445	$(13,811)

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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/5/2007
10.58	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.59	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.60	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.61	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.62	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.63	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.64	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.65	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.66	Commercial Deeds of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 31, 2010, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc.	8-K	001-33757	10.1	1/6/2011
10.67	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
10.68	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.69	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.70
First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.
						X
10.71
Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.
						X
10.72	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2012

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)					X
+	Indicates management contract or compensatory plan.