Form 10-Q
period 2013-03-31
ENSIGN GROUP, INC
filed 2013-05-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 29, 2013, 21,846,245 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$42,536	$40,685
Accounts receivable—less allowance for doubtful accounts of $14,285 and $13,811 at March 31, 2013 and December 31, 2012, respectively	98,285	94,187
Investments—current	3,371	5,195
Prepaid income taxes	8,400	3,787
Prepaid expenses and other current assets	8,424	8,606
Deferred tax asset—current	13,370	14,871
Assets held for sale—current (Note 3)	422	268
Total current assets	174,808	167,599
Property and equipment, net	450,695	447,855
Insurance subsidiary deposits and investments	18,943	17,315
Escrow deposits	7,843	4,635
Deferred tax asset	3,753	2,234
Restricted and other assets	9,687	8,640
Intangible assets, net	6,037	6,115
Long-term assets held for sale (Note 3)	8,471	11,324
Goodwill	23,523	21,557
Other indefinite-lived intangibles	7,740	3,588
Total assets	$711,500	$690,862
Liabilities and equity
Current liabilities:
Accounts payable	$23,206	$26,069
Accrued charge related to U.S. Government inquiry (Note 16)	48,000	15,000
Accrued wages and related liabilities	33,942	35,847
Accrued self-insurance liabilities—current	16,769	16,034
Liabilities held for sale—current (Note 3)	875	339
Other accrued liabilities	23,932	20,871
Current maturities of long-term debt	7,242	7,187
Total current liabilities	153,966	121,347
Long-term debt—less current maturities	198,687	200,505
Accrued self-insurance liabilities—less current portion	36,121	34,849
Fair value of interest rate swap	2,597	2,866
Long-term liabilties held for sale (Note 3)	—	130
Deferred rent and other long-term liabilities	3,213	3,281
Total liabilities	394,584	362,978

Commitments and contingencies (Note 16)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,374 and 21,830 shares issued and outstanding at March 31, 2013, respectively, and 22,244 and 21,719 shares issued and outstanding at December 31, 2012, respectively	22	22
Additional paid-in capital	93,730	90,949
Retained earnings	225,760	239,344
Common stock in treasury, at cost, 296 and 301 shares at March 31, 2013 and December 31, 2012, respectively	(2,065)	(2,099)
Accumulated other comprehensive loss	(1,580)	(1,745)
Total Ensign Group, Inc. stockholders' equity	315,867	326,471
Non-controlling interest	1,049	1,413
Total equity	316,916	327,884
Total liabilities and equity	$711,500	$690,862
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$218,201	$202,040
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	176,061	160,627
U.S. Government inquiry settlement (Note 16)	33,000	—
Facility rent—cost of services	3,314	3,320
General and administrative expense	8,848	7,697
Depreciation and amortization	7,732	6,914
Total expenses	228,955	178,558
(Loss) income from operations	(10,754)	23,482
Other income (expense):
Interest expense	(3,115)	(2,925)
Interest income	93	51
Other expense, net	(3,022)	(2,874)
(Loss) income before provision for income taxes	(13,776)	20,608
(Benefit) provision for income taxes	(3,013)	7,714
(Loss) income from continuing operations	(10,763)	12,894
Loss from discontinued operations, net of income tax benefit of $1,112 and $27 for the three months ended March 31, 2013 and 2012, respectively (Note 3)	(1,748)	(66)
Net (loss) income	(12,511)	12,828
Less: net loss attributable to noncontrolling interests	(364)	(76)
Net (loss) income attributable to The Ensign Group, Inc.	$(12,147)	$12,904
Amounts attributable to The Ensign Group, Inc.:
(Loss) income from continuing operations attributable to The Ensign Group, Inc.	(10,399)	12,970
Loss from discontinued operations, net of income tax benefit	(1,748)	(66)
Net (loss) income attributable to The Ensign Group, Inc.	(12,147)	12,904
Net (loss) income per share:
Basic:
(Loss) income from continuing operations attributable to The Ensign Group, Inc.	$(0.48)	$0.61
Loss from discontinued operations	$(0.08)	$—
Net (loss) income attributable to The Ensign Group, Inc.	$(0.56)	$0.61
Diluted:
(Loss) income from continuing operations attributable to The Ensign Group, Inc.	$(0.48)	$0.60
Loss from discontinued operations	$(0.08)	$(0.01)
Net (loss) income attributable to The Ensign Group, Inc.	$(0.56)	$0.59
Weighted average common shares outstanding:
Basic	21,768	21,251
Diluted	21,768	21,796
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(12,511)	$12,828
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on interest rate swap, net of income tax (benefit) expense of ($104) and $2 for the three months ended March 31, 2013 and 2012, respectively	165	(5)
Comprehensive (loss) income	(12,346)	12,823
Less: net loss attributable to noncontrolling interests	(364)	(76)
Comprehensive (loss) income attributable to The Ensign Group, Inc.	$(11,982)	$12,899

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(12,511)	$12,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 3)	2,824	—
U.S. Government inquiry settlement (Note 16)	33,000	—
Depreciation and amortization	7,764	6,924
Amortization of deferred financing fees and debt discount	206	203
Deferred income taxes	(121)	1,653
Provision for doubtful accounts	2,973	1,812
Share-based compensation	991	831
Excess tax benefit from share-based compensation	(497)	(398)
Loss on disposition of property and equipment	1,143	9
Change in operating assets and liabilities
Accounts receivable	(7,071)	(9,532)
Prepaid income taxes	(4,613)	5,636
Prepaid expenses and other current assets	25	306
Insurance subsidiary deposits and investments	196	(416)
Accounts payable	(4,860)	(6,395)
Accrued wages and related liabilities	(1,905)	(8,393)
Other accrued liabilities	2,655	(1,583)
Accrued self-insurance	1,681	1,621
Deferred rent liability	(198)	212
Net cash provided by operating activities	21,682	5,318
Cash flows from investing activities:
Purchase of property and equipment	(5,216)	(7,025)
Cash payment for business acquisitions	(10,646)	(7,043)
Escrow deposits	(7,843)	(2,940)
Escrow deposits used to fund business acquisitions	4,635	175
Cash proceeds from the sale of property and equipment	102	29
Restricted and other assets	(177)	(1,517)
Net cash used in investing activities	(19,145)	(18,321)
Cash flows from financing activities:
Proceeds from issuance of debt	—	21,525
Payments on long-term debt	(1,793)	(6,571)
Issuance of treasury stock upon exercise of options	34	120
Issuance of common stock upon exercise of options	1,294	2,067
Dividends paid	—	(1,283)
Excess tax benefit from share-based compensation	497	398
Payments of deferred financing costs	(718)	(219)
Net cash (used in) provided by financing activities	(686)	16,037
Net increase in cash and cash equivalents	1,851	3,034
Cash and cash equivalents beginning of period	40,685	29,584
Cash and cash equivalents end of period	$42,536	$32,618
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,094	$3,096
Income taxes	$160	$—
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$—	$11,600
Accrued capital expenditures	$1,997	$1,829
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 110 facilities, nine home health and seven hospice operations as of March 31, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. In the first quarter of 2012, the Company entered into a business to develop and operate urgent care centers. These walk-in clinics offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In the fourth quarter of 2012, the Company acquired an 80% membership interest in a mobile x-ray and diagnostic company. The mobile x-ray and diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. The Company's facilities have a collective capacity of approximately 12,000 operational skilled nursing, assisted living and independent living beds. As of March 31, 2013, the Company owned 87 of its 110 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 (collectively, the Interim Financial Statements), are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated statements and notes thereto for the year ended December 31, 2012 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities, home health and hospice operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of operations.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at March 31, 2013.

On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations for all periods presented (see Note 3, Discontinued Operations) in the accompanying Interim Financial Statements. Certain asset and liabilities included in the sale of DRX have been presented as held for sale in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. In additions, the results of operations of DRX and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, other contingent liabilities, interest rate swaps, and income taxes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, interest rate swap agreements, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The interest rate swap is carried at fair value on the balance sheet. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments in Note 5, Fair Value Measurements.
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
Revenue from the Medicare and Medicaid programs accounted for 72.8% and 73.9% of the Company’s revenue for the three months ended March 31, 2013, and 2012, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments that increased revenue by $1,085 and $317 for the three months ended March 31, 2013 and 2012, respectively. A majority of the retroactive adjustment increase for the three months ended March 31, 2013, noted above, was offset by retroactive increases in quality assurance fees at the Company's California and Arizona facilities.

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
Home Health Revenue
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if patient care was unusually costly; (b) a low utilization payment adjustment (LUPA) if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
The Centers for Medicare and Medicaid Services (CMS) added two regulations to PPS that became effective April 1, 2011: (1) a face-to-face encounter requirement and (2) changes to the therapy assessment schedule, which require additional patient evaluations and certifications. As a condition for Medicare payment, the first regulation mandates that prior to certifying a patient's eligibility for the home health benefit, the certifying physician must document that they have had a face-to-face encounter with the patient. The second regulation mandates that periodic assessments be made by a professional qualified therapist at designated intervals, including at least once every 30 days during a therapy patient's course of treatment. Management evaluates the potential for revenue adjustments as a result of these regulations.
We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.
In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period.
Non-Medicare Revenue
Episodic Based Revenue — The Company recognizes revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three months ended March 31, 2013 or 2012.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable leases, lease acquisition costs, patient base, facility trade names and customer relationships. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at facilities are amortized over 30 years and customer relationships are amortized over 20 years.
The Company's indefinite-lived intangible assets consist of trade names and home health and hospice Medicare licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual operations. The Company performs its annual test for impairment during the fourth quarter of each year. See further discussion at Note 10, Goodwill and Other Indefinite-Lived Intangible Assets.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2013, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 104 facilities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The self-insured retention and deductible limits for general and professional liability and workers' compensation are self-insured through the Captive, the related assets and liabilities which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis, net of anticipated insurance recoveries, in the accompanying condensed consolidated balance sheets were $33,495 and $33,215 as of March 31, 2013 and December 31, 2012, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $13,263 and $11,983 as of March 31, 2013 and December 31, 2012, respectively.
In addition, the Company has recorded an asset and equal liability of $3,545 and $3,219 at March 31, 2013 and December 31, 2012, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $250 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,587 and $2,467 at March 31, 2013 and December 31, 2012, respectively.
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

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in its condensed consolidated statements of operations and net income (loss) per share is calculated based on net income (loss) attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss) — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of March 31, 2013, accumulated other comprehensive losses were $2,597, recorded net of tax of $1,017 or $1,580, in stockholders' equity. As of December 31, 2012, accumulated other comprehensive losses were $2,866, net of tax of $1,121 or $1,745.

Adoption of New Accounting Pronouncements — In February 2013, the FASB issued an accounting standards update which requires entities to present reclassification adjustments out of accumulated other comprehensive income (loss) by component in both the statement in which net income is presented and the statement in which other comprehensive income (loss) is presented. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, however, early adoption is permitted. The Company adopted this provision during the three months ended March 31, 2013. The adoption of this provision did not have a material effect on the Company's financial statements.

In July 2012, the FASB clarified that an advance fee from a continuing care retirement community resident should be classified as deferred revenue if (1) the contract stipulates that this advance fee must be repaid when a room is reoccupied by a future resident and (2) the refundable amount is "limited to the proceeds from reoccupancy." If the refundable amount is not limited to the proceeds from reoccupancy, the advance fee must be reported as a liability. The above clarification is effective for fiscal periods beginning after December 15, 2012, however early adoption is permitted. The Company adopted this clarification during the three months ended March 31, 2013. The adoption of this clarification did not have a material effect on the Company's financial statements.

3. DISCONTINUED OPERATIONS

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,824 for the three months ended March 31, 2013. The assets acquired at the initial purchase of DRX, including noncontrolling interest, were recorded at fair value. The initial fair value was greater than total cash paid to acquire all interests in DRX and the subsequent sale price. The sale of DRX has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on the Company's condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

A summary of discontinued operations follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	624	120
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	(621)	(202)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	(2,824)	—
Facility rent—cost of services	(7)	(1)
Depreciation and amortization	(32)	(10)
Loss from discontinued operations	(2,860)	(93)
Benefit from income taxes	(1,112)	(27)
Loss from discontinued operations, net of income tax benefit	(1,748)	(66)

A summary of the net assets held for sale are as follows (in thousands):

	March 31, 2013	December 31, 2012
Current assets	422	268
Long-term assets:
Goodwill, net	—	1,099
Other identifiable intangible assets, net	8,446	10,200
Other long-term assets, net	25	25
Total assets held for sale	8,893	11,592

Current liabilities	(875)	(339)
Long-term liabilities	—	(130)
Total liabilities held for sale	(875)	(469)
Net assets held for sale	8,018	11,123

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income (loss) per share is computed by dividing (loss) income from continuing operations attributable to Ensign Group, Inc. stockholders by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include contingently returnable shares and the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
(Loss) income from continuing operations	$(10,763)	$12,894
Less: net loss attributable to noncontrolling interests	(364)	(76)
(Loss) income from continuing operations attributable to The Ensign Group, Inc.	(10,399)	12,970
Loss from discontinued operations, net of income tax benefit	(1,748)	(66)
Net (loss) income attributable to The Ensign Group, Inc.	(12,147)	12,904

Denominator:
Weighted average shares outstanding for basic net income per share	21,768	21,251

Basic net (loss) income per common share:
(Loss) income from continuing operations attributable to The Ensign Group, Inc.	$(0.48)	$0.61
Loss from discontinued operations	$(0.08)	$—
Net (loss) income attributable to The Ensign Group, Inc.	$(0.56)	$0.61

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
(Loss) income from continuing operations	$(10,763)	$12,894
Less: net loss attributable to the noncontrolling interests	(364)	(76)
(Loss) income from continuing operations attributable to The Ensign Group, Inc.	(10,399)	12,970
Loss from discontinued operations, net of income tax benefit	(1,748)	(66)
Net (loss) income attributable to The Ensign Group, Inc.	(12,147)	12,904
Denominator:
Weighted average common shares outstanding	21,768	21,251
Plus: incremental shares from assumed conversion (1)	—	545
Adjusted weighted average common shares outstanding	21,768	21,796
Diluted net (loss) income per common share:
(Loss) income from continuing operations attributable to The Ensign Group, Inc.	$(0.48)	$0.60
Loss from discontinued operations	$(0.08)	$(0.01)
Net (loss) income attributable to The Ensign Group, Inc.	$(0.56)	$0.59
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 417 and 138 for the three months ended March 31, 2013 and 2012, respectively. In addition, for the three months ended March 31, 2013, the Company had 400 options and 42 unvested restricted awards outstanding that were excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive based on the application of the treasury stock method.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$42,536	$—	$—	$40,685	$—	$—
Fair value of interest rate swap	$—	$2,597	$—	$—	$2,866	$—

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

Debt Security Investments - Held to Maturity

At March 31, 2013 and December 31, 2012, the Company had approximately $22,314 and $22,510, respectively, in debt security investments which were held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at March 31, 2013, $6,246 is held in AA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, and $16,068 is held in A-rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income (loss) in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $252 and $226 for the three months ended March 31, 2013 and 2012, respectively. In addition, based on the March 31, 2013 interest rate swap valuation, the Company expects to record swap interest expense of approximately $1,000 during the year ended December 31, 2013.

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

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of March 31, 2013 of $2,597, net of tax of $1,017, or $1,580, in stockholders' equity, compared to $2,866 net of tax of $1,121, or $1,745 as of December 31, 2012. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three months ended March 31, 2013 and 2012 is summarized in the following table:

	Three Months Ended March 31,
	2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$76,510	35.0%	$73,583	36.4%
Medicare	73,928	33.9	69,794	34.6
Medicaid — skilled	8,472	3.9	5,861	2.9
Total Medicaid and Medicare	158,910	72.8	149,238	73.9
Managed care	29,186	13.4	25,692	12.7
Private and other payors	30,105	13.8	27,110	13.4
Revenue	$218,201	100.0%	$202,040	100.0%

Accounts receivable as of March 31, 2013 and December 31, 2012 is summarized in the following table:

	March 31, 2013	December 31, 2012
Medicaid	$36,077	$28,534
Managed care	28,515	26,707
Medicare	33,241	32,168
Private and other payors	14,737	20,589
	112,570	107,998
Less: allowance for doubtful accounts	(14,285)	(13,811)
Accounts receivable	$98,285	$94,187

7. ACQUISITIONS
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
During the three months ended March 31, 2013, the Company acquired one stand-alone skilled nursing facility, three home health operations and three hospice operations. The aggregate purchase price of the seven business acquisitions was approximately $10,646, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The operations acquired during the three months ended March 31, 2013 are as follows:

•
On January 1, 2013, the Company acquired a home health operation in Washington for approximately $2,801, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company recognized $1,966 and $815 in goodwill and other indefinite-lived intangible assets, respectively, as part of this transaction.

•
On January 1, 2013, the Company acquired two hospice operations in Arizona and California, respectively, for approximately $1,825, which was paid in cash. The acquisition did not have an impact on the Company's operational bed count. The Company recognized $1,825 in other indefinite-lived intangible assets as part of these transactions.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
On February 16, 2013, the Company acquired a home health operation in Texas for approximately $375, which was paid in cash. This acquisition did not have an impact on the Company's operational bed count. The Company recognized $375 in other indefinite-lived intangible assets as part of this transaction.

•
On March 1, 2013, the Company acquired a home health and hospice operation in Washington for approximately $1,137, which was paid in cash. This acquisition did not have an impact on the Company's operational bed count. The Company recognized $1,137 in other indefinite-lived intangible assets as part of this transaction.

•
On March 1, 2013, the Company purchased an skilled nursing facility in Texas for approximately $4,508, which was paid in cash. This acquisition added 150 operational skilled nursing beds to the Company's operations.

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Land	$340	$547
Building and improvements	3,925	4,114
Equipment, furniture, and fixtures	188	114
Assembled occupancy	75	116
Goodwill	1,966	—
Other indefinite-lived intangible assets	4,152	530
	$10,646	$5,421

On April 1, 2013, the Company acquired three skilled nursing facilities in Texas for an aggregate purchase price of approximately $7,100, which was paid in cash. These acquisitions added 337 operational skilled nursing beds to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available.

In addition, on May 1, 2013, the Company acquired two skilled nursing facilities and one assisted living facility in two separate transactions, for and aggregate purchase price of approximately $14,250, which was paid in cash. These acquisitions added 180 operational skilled nursing beds and 90 operational assisted living units to the Company's operations. The Company also entered into separate operations transfer agreements with the prior tenants as a part of each transaction. As of the date of this filing, the preliminary allocation of the purchase price was not completed for either transaction as necessary valuation information was not yet available.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operations acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired operations. The businesses acquired during the three months ended March 31, 2013 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the March 31, 2013 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
Land	$70,826	$70,487
Buildings and improvements	348,059	341,096
Equipment	87,201	80,860
Furniture and fixtures	8,810	8,790
Leasehold improvements	42,515	32,570
Construction in progress	979	14,185
	558,390	547,988
Less: accumulated depreciation	(107,695)	(100,133)
Property and equipment, net	$450,695	$447,855

9. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	March 31, 2013			December 31, 2012
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(556)	$128	$684	$(545)	$139
Favorable lease	15.0	1,596	(452)	1,144	1,596	(426)	1,170
Assembled occupancy	0.5	2,329	(2,267)	62	2,255	(2,211)	44
Facility trade name	30.0	733	(177)	556	733	(171)	562
Customer relationships	20.0	4,200	(53)	4,147	4,200	—	4,200
Total		$9,542	$(3,505)	$6,037	$9,468	$(3,353)	$6,115
Amortization expense was $182 and $239 for the three months ended March 31, 2013 and 2012, respectively. Of the $182 in amortization expense incurred during the three months ended March 31, 2013, approximately $56 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2013 (remainder)	$351
2014	385
2015	365
2016	345
2017	345
2018	345
Thereafter	3,901
$6,037

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

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,824 for the three months ended March 31, 2013. The Company recognized charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets of $1,099 and $1,725, respectively, during the three months ended March 31, 2013 as part of this transaction.

The following table represents activity in goodwill as of and for the three months ended March 31, 2013:

Goodwill
December 31, 2012	$22,656
Less: charges to discontinued operations for the excess carrying amount of goodwill	(1,099)
Additions	1,966
March 31, 2013	$23,523

As of March 31, 2013, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes.
During the three months ended March 31, 2013, the Company recorded $4,109 and $43 in home health and hospice Medicare license and trade name indefinite-lived intangible assets, respectively, as part of its acquisition of three home health and three hospice operations.
Other indefinite-lived intangible assets consists of the following:

	March 31,	December 31,
	2013	2012
Trade name	$1,033	$990
Home health and hospice Medicare license	6,707	2,598
	$7,740	$3,588

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
Restricted and other assets consist of the following:

	March 31, 2013	December 31, 2012
Deposits with landlords	$767	$749
Capital improvement reserves with landlords and lenders	841	683
Debt issuance costs, net	3,314	2,769
Long-term insurance losses recoverable asset	3,545	3,219
Equity method investment	1,220	1,220
Restricted and other assets	$9,687	$8,640
Included in other assets, as of March 31, 2013, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and a non-marketable equity investment accounted for under the equity method. As of March 31, 2013 and December 31, 2012, the investment was recorded at cost and evaluated periodically for impairment. On April 23, 2013, the Company entered into a common unit redemption agreement with the investee where the non-marketable equity investment will be repurchased for $1,600. The Company will recognize a gain on the sale of its non-marketable equity investment of $380 in the second quarter of 2013.

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Quality assurance fee	$5,905	$2,010
Resident refunds payable	4,594	4,564
Deferred revenue	3,275	5,661
Cash held in trust for residents	1,449	1,520
Resident deposits	1,669	1,666
Dividends payable	1,438	—
Property taxes	1,955	2,264
Other	3,647	3,186
Other accrued liabilities	$23,932	$20,871
Quality assurance fee represents amounts payable to California, Arizona, Utah, Idaho, Washington, Colorado, Iowa, and Nebraska in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liability, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. INCOME TAXES
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. During 2013, the statutes of limitations will lapse on the Company's 2009 Federal tax year and certain 2008 and 2009 state tax years. The Company does not believe these lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2013 or 2012.
The Company recorded total pre-tax charges related to the pending settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 and $15,000 during the three months ended March 31, 2013 and December 31, 2012, respectively, for a total charge of $48,000. The Company recorded estimated tax benefits of $10,373 and $5,865 during the three months ended March 31, 2013 and December 31, 2012, respectively. See Note 16, Commitments and Contingencies.

14. DEBT

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$20,864	$21,032
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	88,438	89,375
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	49,766	50,072
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	32,911	33,167
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,134	9,203
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,608	5,665
	206,721	208,514
Less current maturities	(7,242)	(7,187)
Less debt discount	(792)	(822)
	$198,687	$200,505
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On April 22, 2013, the Company entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amends the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. Department of Justice (DOJ) and related federal agencies in an amount up to $50,000 and (ii) permit the Company to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility remain in full force.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 1, 2013, the Company entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amends the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revises the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75,000 to an aggregate principal amount of $150,000, of which $20,000 was drawn as of March 31, 2013, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remain in full force and effect as described below.

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

Among other things, under the Senior Credit Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income and repurchases and capital expenditures. As of March 31, 2013, we were in compliance with all loan covenants.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,911 as of March 31, 2013.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 103 options and 46 restricted stock awards from the 2007 Plan during the three months ended March 31, 2013.

The Company used the following assumptions for stock options granted during the three months ended March 31, 2013 and 2012:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2013	103	1.23%	6.5 years	55%	0.93%
2012	43	1.18%	6.5 years	55%	0.93%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2013 and 2012, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2013	103	$30.12	$14.77
2012	43	$27.05	$13.26

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2013 and 2012 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the three months ended March 31, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2013	1,387	$16.06	739	$11.88
Granted	103	30.12
Forfeited	(15)	19.77
Exercised	(85)	11.08
March 31, 2013	1,390	$17.37	749	$12.39

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2013:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2003	$0.67	-	0.81	4	*	1	4
2004	1.96	-	2.46	3	*	1	3
2005	4.99	-	5.75	41	*	2	41
2006	7.05	-	7.50	161	1,552	3	161
2008	9.38	-	14.87	351	1,935	5	288
2009	14.88	-	16.70	313	2,482	6	185
2010	17.47	-	18.16	87	771	7	41
2011	21.61	-	29.30	90	1,112	8	18
2012	24.04	-	29.16	237	3,204	9	8
2013	29.25	-	32.85	103	1,521	10	—
Total				1,390	$12,577		749
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three months ended March 31, 2013 and 2012, the Company granted 46 and 63 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of March 31, 2013, and changes during the three-month period ended March 31, 2013 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	224	$23.04
Granted	46	31.20
Vested	(11)	24.91
Forfeited	(11)	22.20
Nonvested at March 31, 2013	248	$25.52

Total share-based compensation expense recognized for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Share-based compensation expense related to stock options	$574	$499
Share-based compensation expense related to restricted stock awards	315	332
Share-based compensation expense related to stock awards	487	—
Total	$1,376	$831
In future periods, the Company expects to recognize approximately $6,491 and $5,777 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2013. Future share-based compensation expense will be recognized over 3.7 and 3.8 weighted average years for unvested options and restricted stock awards, respectively. There were 641 unvested and outstanding options at March 31, 2013, of which 599 are expected to vest. The weighted average contractual life for options vested at March 31, 2013 was 6.3 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2013 and December 31, 2012 is as follows:

Options	March 31, 2013	December 31, 2012
Outstanding	$22,284	$15,703
Vested	15,725	11,285
Expected to vest	5,860	4,088
Exercised	1,718	7,123
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,436 for both periods during the three months ended March 31, 2013 and 2012, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2013.
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
Income Tax Examinations — During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. During 2013, the statutes of limitations will lapse on the Company's 2009 Federal tax year and certain 2008 and 2009 state tax years. The Company does not believe these lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. See Note 13, Income Taxes.
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
Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalty, or litigation. These "staffing" suits have become more prevalent in the wake of a previous substantial jury award against one of the Company's competitors, and the Company expects the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. The Company is currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and has reached a tentative settlement with class counsel that is awaiting court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be $5,000, of which, $2,596 of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. The Final Approval Order relative to the subject settlement was signed by the Court on or about March 20, 2013; the settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.

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

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and the Company is subjected to, alleged to be liable for, or agrees to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, its business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the Company's assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the three months ended March 31, 2013. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
U.S. Government Inquiry — In late 2006, the Company learned that it might be the subject of an on-going criminal and civil investigation by the DOJ and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that the Company believes is tied to a pending whistleblower complaint. The Company, through its outside counsel and a special committee of independent directors established by its board, has worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.
In December 2011, the DOJ notified the Company that it had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light, leaving only the civil investigation to resolve. In furtherance of the remaining civil investigation, certain additional information was requested and supplied to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS) by the Company, including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.

In early 2013, discussions between government representatives and the Company's special committee, its outside counsel and their experts had advanced sufficiently that the Company recorded an initial estimated liability in the amount of $15,000 in the fourth quarter of 2012 for the resolution of claims connected to the investigation.
In April 2013, the Company and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, the Company recorded and announced an additional charge in the amount of $33,000 in the first quarter of 2013, increasing the total reserve to resolve the matter to $48,000 (the Reserve Amount). In addition, the Company has commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. The Company expects to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the second or third quarter of 2013, once the agreement has been fully documented.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has agreed to the settlement in principle, without any admission of wrongdoing, in order to resolve the allegations underlying the investigation and to avoid the uncertainty and expense of protracted litigation. If the ongoing settlement discussions are successfully concluded, the Company expects that the tentative settlement will resolve the DOJ investigation which has been previously described in the Company's periodic filings with the U.S. Securities and Exchange Commission. The tentative settlement is subject to completion and execution of all required documentation and the final approval of the DOJ, the Office of Inspector General-HHS, and the Court; until the proposed settlement becomes final, there can be no guarantee that these matters will be resolved by the agreement in principle, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from the Company's estimates.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 61.6% and 56.2% of its total accounts receivable as of March 31, 2013 and December 31, 2012, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 72.8% and 73.9% of the Company’s revenue for the three months ended March 31, 2013 and 2012, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of May 1, 2013, the Company had approximately $1,001 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 110 facilities, nine home health and seven hospice operations as of March 31, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. During the first quarter of 2012, we entered into a business to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In the fourth quarter of 2012, we acquired an 80% membership interest in a mobile x-ray and diagnostic company. The mobile x-ray and diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. As of March 31, 2013, we owned 87 of our 110 facilities and operated an additional 23 facilities under long-term lease arrangements, and had options to purchase two of those 23 facilities.

The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2013:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	87	2	21	110
Percent of total	79.1%	1.8%	19.1%	100.0%
Operational skilled nursing, assisted living and independent living beds	9,629	414	2,347	12,390
Percent of total	77.7%	3.4%	18.9%	100.0%

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

Facility Acquisition History

	December 31,								March 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	46	57	61	63	77	82	102	108	110
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,198	12,390

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of March 31, 2013:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	35	13	24	11	6	3	6	3	4	5	110
Operational skilled nursing, assisted living and independent living beds	3,864	1,902	3,068	1,344	505	274	477	304	296	356	12,390
On January 1, 2013, we acquired a home health operation in Washington and two hospice operations in Arizona and California, respectively, in two separate transactions, for an aggregate purchase price of approximately $4.6 million, which was paid in cash. These acquisitions did not have an impact on our operational bed count. We also entered into a separate operations transfer agreements with the prior tenant as part of each transaction.
On February 16, 2013, we acquired a home health operation in Texas for approximately $0.4 million, which was paid in cash. This acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
On March 1, 2013, we acquired a home health and hospice operation in Washington for approximately $1.1 million, which was paid in cash. This acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.
On March 1, 2013, we purchased a skilled nursing facility in Texas for approximately $4.5 million, which was paid in cash. This acquisition added 150 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of such transaction.

On April 1, 2013, we acquired three skilled nursing facilities in Texas for an aggregate purchase price of approximately $7.1 million, which was paid in cash. These acquisitions added 337 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

In addition, on May 1, 2013, we acquired two skilled nursing facilities and one assisted living facility in two separate transactions, for and aggregate purchase price of approximately $14.3 million, which was paid in cash. These acquisitions added 180 operational skilled nursing beds and 90 operational assisted living units to our operations. We also entered into separate operations transfer agreements with the prior tenant as a part of each transaction.

See further discussion of facility acquisitions in Note 7 in Notes to Condensed Consolidated Financial Statements.

Recent Developments

U.S. Government Inquiry Settlement — In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount). In addition, we have commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. We expect to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the second or third quarter of 2013, once the agreement has been fully documented.

Urgent Care Franchising — On March 25, 2013 we announced that our urgent care subsidiary, Immediate Clinic Healthcare, Inc., agreed to terms to sell Doctors Express, a national urgent care franchise system. The sale of specific assets and liabilities of Doctors Express was finalized on April 15, 2013. In accordance with the authoritative guidance for the disposal of long-lived asset, the sale of Doctors Express has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Board of Directors — Mr. Thomas A. Maloof has determined to retire from our Board of Directors at the end of his current term at our 2013 Annual Meeting of Shareholders in order to pursue other interests. Mr. Maloof has served as a member of our Board of Directors since 2000 and is currently serving on our audit committee, our nomination and corporate governance committee and our special committee. Our Board of Directors, on the recommendation of the nomination and corporate governance committee, has determined to nominate a replacement for the vacancy created by Mr. Maloof's departure for election in Class III at the annual meeting of the stockholders.
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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended March 31,
	2013	2012
Skilled Mix:
Days	27.7%	26.3%
Revenue	51.5%	50.5%
Quality Mix:
Days	40.7%	39.3%
Revenue	60.6%	60.0%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Occupancy:
Operational beds at end of period	12,390	11,823
Available patient days	1,105,326	1,067,162
Actual patient days	860,265	851,511
Occupancy percentage (based on operational beds)	77.8%	79.8%
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

The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$76,510	35.0%	$73,583	36.4%
Medicare	73,928	33.9	69,794	34.6
Medicaid-skilled	8,472	3.9	5,861	2.9
Total	158,910	72.8	149,238	73.9
Managed Care	29,186	13.4	25,692	12.7
Private and Other(1)	30,105	13.8	27,110	13.4
Total revenue	$218,201	100.0%	$202,040	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary businesses.
Critical Accounting Policies Update
There have been no significant changes during the three-month period ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

Centers for Medicare and Medicaid Services (CMS) Rulings — On July 27, 2012, the CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% MFP adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase was offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

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

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the American Taxpayer Relief Act of 2012 which extends the exceptions process through December 31, 2013. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services are $1,880, respectively, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. These cap amounts will increase to $1,900 in 2013. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and beginning October 1, 2012, CMS rolled out a pilot program requiring some therapy providers to submit pre-approval requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request to be pre-approved when the threshold was exceeded. The pilot program was rolled out to our facilities in groups beginning in October 2012 and ended in December 2012.

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

Federal Health Care Reform — On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.
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

On March 23, 2010, President Obama signed PPACA into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA made no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update became subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs.

While many of the provisions of PPACA have not taken effect, or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are:

•
Enhanced CMPs and Escrow Provisions — PPACA included expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provided for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

•
Nursing Home Transparency Requirements — In addition to expanded CMP provisions, PPACA imposed substantial new transparency requirements for Medicare-participating nursing facilities. Existing law required Medicare providers to disclose to CMS: (1) any person or entity that owns directly or indirectly an ownership interest of five percent or more in a provider; (2) officers and directors (if a corporation) and partners (if a partnership); and (3) holders of a mortgage, deed of trust, note or other obligation secured by the entity or the property of the entity. PPACA expanded the information required to be disclosed to include: (4) the facility’s organizational structure; (5) additional information on officers, directors, trustees, and “managing employees” of the facility (including their names, titles, and start dates of services); and (6) information on any “additional disclosable party” of the facility. CMS has not yet promulgated final regulations to implement these provisions.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	80.7	79.5
U.S. Government inquiry settlement	15.1	—
Facility rent—cost of services	1.5	1.6
General and administrative expense	4.1	3.8
Depreciation and amortization	3.5	3.5
Total expenses	104.9	88.4
(Loss) income from operations	(4.9)	11.6
Other income (expense):
Interest expense	(1.4)	(1.4)
Interest income	—	—
Other expense, net	(1.4)	(1.4)
(Loss) income before provision for income taxes	(6.3)	10.2
(Benefit) provision for income taxes	(1.4)	3.8
(Loss) income from continuing operations	(4.9)	6.4
Loss from discontinued operations	(0.8)	—
Net (loss) income	(5.7)	6.4
Less: net loss attributable to the noncontrolling interests	(0.1)	—
Net (loss) income attributable to The Ensign Group, Inc.	(5.6)%	6.4%

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$(2,658)	$30,472
Adjusted EBITDA(1)(2)	33,912	31,214
EBITDAR(1)	656	33,792
Adjusted EBITDAR(1)(2)	36,971	34,363
______________________

(1)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income from continuing operations, adjusted for net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charge related to the U.S. Government inquiry.

•	Legal costs incurred in connection with the U.S. Government inquiry.

•	Losses incurred by our newly opened urgent care centers

•	Losses incurred by one newly constructed skilled nursing facility

•	Acquisition-related costs

•	Costs incurred to recognize income tax credits

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Consolidated statements of operations Data:
Net (loss) income	$(12,511)	$12,828
Net loss attributable to noncontrolling interests	364	76
Loss from discontinued operations	1,748	66
Interest expense, net	3,022	2,874
(Benefit) provision for income taxes	(3,013)	7,714
Depreciation and amortization	7,732	6,914
EBITDA	$(2,658)	$30,472
Facility rent—cost of services	3,314	3,320
EBITDAR	$656	$33,792
		$—
EBITDA	$(2,658)	$30,472
Charge related to the U.S. Government inquiry(a)	33,000	—
Legal costs(b)	807	256
Urgent care center losses(c)	914	—
Losses at skilled nursing facility not at full operation(d)	1,466	—
Acquisition related costs(e)	79	74
Costs incurred to recognize income tax credits(f)	49	241
Rent related to non-core business items above(g)	255	171
Adjusted EBITDA	$33,912	$31,214
Facility rent—cost of services	3,314	3,320
Less: rent related to non-core business items above(g)	(255)	(171)
Adjusted EBITDAR	$36,971	$34,363
_______________________

(a)	Estimated liability related to our efforts to achieve a global, company-wide, resolution of any claims connected to the U.S. Department of Justice (DOJ) investigation.

(b)	Legal costs incurred in connection with the ongoing investigation into the billing and reimbursement processes of some of our subsidiaries being conducted by the DOJ.

(c)	Revenues and expenses incurred at newly opened urgent care centers.

(d)	Revenues and expenses incurred at one newly constructed skilled nursing facility which began operations during the first quarter of 2013.

(e)	Costs incurred to acquire an operation which are not capitalizable.

(f)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(g)	Rent related to newly opened urgent care centers and one newly constructed skilled nursing facility not at full operation as of March 31, 2013, not included in items (c) and (d) above.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$218,201	$202,040	$16,161	8.0%
Number of facilities at period end	110	104	6	5.8%
Actual patient days	860,265	851,511	8,754	1.0%
Occupancy percentage — Operational beds	77.8%	79.8%		(2.0)%
Skilled mix by nursing days	27.7%	26.3%		1.4%
Skilled mix by nursing revenue	51.5%	50.5%		1.0%

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$170,731	$167,451	$3,280	2.0%
Number of facilities at period end	77	77	—	—%
Actual patient days	647,189	659,173	(11,984)	(1.8)%
Occupancy percentage — Operational beds	80.9%	81.7%		(0.8)%
Skilled mix by nursing days	29.2%	27.8%		1.4%
Skilled mix by nursing revenue	53.4%	52.1%		1.3%

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$34,745	$33,459	$1,286	3.8%
Number of facilities at period end	25	25	—	—%
Actual patient days	177,417	184,354	(6,937)	(3.8)%
Occupancy percentage — Operational beds	73.3%	75.4%		(2.1)%
Skilled mix by nursing days	21.3%	18.2%		3.1%
Skilled mix by nursing revenue	43.4%	40.2%		3.2%

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$12,725	$1,130	$11,595	NM
Number of facilities at period end	8	2	6	NM
Actual patient days	35,659	7,984	27,675	NM
Occupancy percentage — Operational beds	55.9%	51.6%		NM
Skilled mix by nursing days	18.0%	8.4%		NM
Skilled mix by nursing revenue	34.0%	12.0%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2010 to December 31, 2011.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2012.

Revenue. Revenue increased $16.2 million, or 8.0%, to $218.2 million for the three months ended March 31, 2013 compared to $202.0 million for the three months ended March 31, 2012. Of the $16.2 million increase, Medicare and managed care revenue increased $7.6 million, or 8.0%, Medicaid custodial revenue increased $2.9 million, or 4.0%, private and other revenue increased $3.0 million, or 11.0% and Medicaid skilled revenue increased $2.6 million, or 44.6%. Revenue generated by Recently Acquired Facilities increased by approximately $11.6 million. Since January 1, 2012, the Company has acquired seven facilities, five home health and four hospice operations in seven states.

Revenue generated by Same Facilities increased $3.3 million, or 2.0%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Medicare revenue per patient day increased 3.3% during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was primarily due to the 1.8% market basket increase announced by the Centers for Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012.

Revenue at Transitioning Facilities increased by $1.3 million, or 3.8% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was achieved despite a decrease in Medicare revenue per patient day of 1.3% at Transitioning Facilities for the three months ended March 31, 2013. The increase was primarily due to an increase in the number of residents receiving higher acuity services resulting in an increase in skilled mix by nursing days of 3.1%, to 21.3%, which was the result of an increase in Medicare patient days at Transitioning Facilities of 9.9%.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2013	2012	2013	2012	2013	2012	2013	2012	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$569.58	$551.26	$471.13	$477.10	$441.08	$323.24	$549.03	$540.27	1.6%
Managed care	393.73	370.17	387.75	421.39	418.36	—	393.52	372.48	5.6%
Other skilled	472.07	568.42	710.27	562.28	—	—	475.99	568.27	(16.2)%
Total skilled revenue	494.69	486.75	461.02	470.01	439.74	323.24	489.73	484.89	1.0%
Medicaid	176.72	168.37	157.52	151.10	193.30	225.83	175.10	166.28	5.3%
Private and other payors	188.76	194.16	172.51	162.73	154.16	186.31	182.57	183.57	(0.5)%
Total skilled nursing revenue	$270.89	$259.44	$226.41	$212.39	$232.79	$226.77	$263.19	$252.29	4.3%

Same Facility Medicare daily rates increased by 3.3%, due to the impact of the 1.8% market basked increase from CMS which went into effect in October 2012 and the continuous shift towards higher acuity residents. The decrease in Other skilled rates was primarily due to additional skilled services introduced at facilities in lower reimbursement environments. The average Medicaid rate increased 5.3% for the three months ended March 31, 2013 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Revenue:
Medicare	32.4%	34.0%	36.6%	34.3%	32.1%	12.0%	32.9%	34.0%
Managed care	15.7	14.3	5.9	5.3	1.9	—	14.0	13.2
Other skilled	5.3	3.8	0.9	0.6	—	—	4.6	3.3
Skilled mix	53.4	52.1	43.4	40.2	34.0	12.0	51.5	50.5
Private and other payors	7.2	7.6	21.5	22.3	8.1	15.1	9.1	9.5
Quality mix	60.6	59.7	64.9	62.5	42.1	27.1	60.6	60.0
Medicaid	39.4	40.3	35.1	37.5	57.9	72.9	39.4	40.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Days:
Medicare	15.4%	16.0%	17.6%	15.3%	16.9%	8.4%	15.8%	15.9%
Managed care	10.8	10.1	3.4	2.7	1.1	—	9.4	8.9
Other skilled	3.0	1.7	0.3	0.2	—	—	2.5	1.5
Skilled mix	29.2	27.8	21.3	18.2	18.0	8.4	27.7	26.3
Private and other payors	10.4	10.1	28.3	29.1	12.2	18.4	13.0	13.0
Quality mix	39.6	37.9	49.6	47.3	30.2	26.8	40.7	39.3
Medicaid	60.4	62.1	50.4	52.7	69.8	73.2	59.3	60.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $15.5 million, or 9.6%, to $176.1 million for the three months ended March 31, 2013 compared to $160.6 million for the three months ended March 31, 2012. Of the $15.5 million increase, Same Facilities increased $2.7 million, or 2.0%, and Recently Acquired Facilities increased $11.7 million. Cost of services increased as a percent of total revenue to 80.7% for the three months ended March 31, 2013 as compared to 79.5% for the three months ended March 31, 2012.

U.S. Government Inquiry Settlement. During the three months ended March 31, 2013, the Company accrued an estimated liability of $33.0 million related to the ongoing investigation into some of our subsidiaries being conducted by the Department of Justice (DOJ). See further discussion of the DOJ investigation and related estimated settlement in Liquidity and Capital Resources.
Facility Rent — Cost of Services. Facility rent — cost of services remained consistent at $3.3 million for the three months ended March 31, 2013 and 2012. Facility rent-cost of services decreased as a percent of total revenue to 1.5% for the three months ended March 31, 2013 as compared to 1.6% for the three months ended March 31, 2012. Facility rent decreased due to our purchase of the underlying assets of three of our skilled nursing facilities in California which we previously operated under long-term lease agreements. This decrease was offset by additional rent expense at our newly opened urgent care centers.
General and Administrative Expense. General and administrative expense increased $1.1 million, or 15.0%, to $8.8 million for the three months ended March 31, 2013 compared to $7.7 million for the three months ended March 31, 2012. General and administrative expenses increased as a percent of total revenue to 4.1% for the three months ended March 31, 2013, as compared to 3.8% for the three months ended March 31, 2012. The $1.1 million increase was primarily due to increased legal costs incurred in connection with the ongoing investigation into the billing and reimbursement process of some of our subsidiaries being conducted by the Department of Justice (DOJ), as well as costs of enhancements made to our internal compliance team.
Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 11.8%, to $7.7 million for the three months ended March 31, 2013 compared to $6.9 million for the three months ended March 31, 2012. Depreciation and amortization expense remained consistent as a percent of total revenue at 3.5% for the three months ended March 31, 2013 and 2012. This increase was primarily related to the additional depreciation of $0.5 million at Recently Acquired Facilities, as well as an increase of $0.4 million at Same Facilities due to recent renovations and the purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under a long-term lease agreement. Of the $0.5 million increase at Recently Acquired Facilities, $0.1 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.1 million, or 5.2%, to $3.0 million for the three months ended March 31, 2013 compared to $2.9 million for the three months ended March 31, 2012. The increase in other expense, net was primarily the result of increased interest expense due to the additional $21.5 million in long-term debt added with the promissory notes with RBS Asset Finance, Inc. (2012 RBS Loan) in February 2012 and additional borrowing on our revolving credit facility during the three months ended March 31, 2013.
Provision for Income Taxes. Provision for income taxes decreased $10.7 million, or 139.1%, to an income tax benefit of $3.0 million for the three months ended March 31, 2013 compared to an income tax expense of $7.7 million for the three months ended March 31, 2012. This decrease resulted from the decrease in income before income taxes of $34.4 million, or 166.8%.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, proceeds from our IPO, long-term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $10.6 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively. There were no asset acquisitions executed in either period during the three months ended March 31, 2013 or 2012. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $5.2 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively. We currently have a combined $35.0 million budgeted for renovation projects for 2013.

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

Our cash and cash equivalents as of March 31, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2013, we held debt security investments of approximately $22.3 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$21,682	$5,318
Net cash used in investing activities	(19,145)	(18,321)
Net cash (used in) provided by financing activities	(686)	16,037
Net increase in cash and cash equivalents	1,851	3,034
Cash and cash equivalents at beginning of period	40,685	29,584
Cash and cash equivalents at end of period	$42,536	$32,618
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net cash provided by operations for the three months ended March 31, 2013 was $21.7 million compared to $5.3 million for the three months ended March 31, 2012, an increase of $16.4 million. This increase was primarily due our improved operating results, which contributed $35.8 million during the three months ended March 31, 2013 after adding back depreciation and amortization, U.S. Government inquiry settlement, deferred income taxes, provision for doubtful accounts, share-based compensation, excess tax benefits from share-based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $23.9 million for the three months ended March 31, 2012, an increase of $11.9 million.
Net cash used in investing activities for the three months ended March 31, 2013 was $19.1 million compared to $18.3 million for the three months ended March 31, 2012, an increase of $0.8 million. The increase was primarily the result of $19.0 million in cash paid for business acquisitions and purchased property and equipment during the three months ended March 31, 2013 as compared to $16.7 million during the three months ended March 31, 2012.
Net cash (used in) provided by financing activities for the three months ended March 31, 2013 was $0.7 million as compared to $16.0 million for the three months ended March 31, 2012, a decrease of $16.7 million. This decrease was primarily due to the $21.5 million in proceeds received from the 2012 RBS Loan during the three months ended March 31, 2012. There were no proceeds received from issuance of debt during the three months ended March 31, 2013 The reduction in long-term debt proceeds received was partially offset by a decrease in long-term debt repayments from $6.6 million for the three months ended March 31, 2012 to $1.8 million for the three months ended March 31, 2013, a difference of $4.8 million. The decrease is due to the use of long-term debt proceeds to repay existing debt in the prior year.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of March 31, 2013 and the years ended December 31, 2012, 2011, 2010 and 2009 were as follows:

	December 31,				March 31,
	2009	2010	2011	2012	2013
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	89,375	$88,438
Ten Project Note	53,200	52,229	51,185	50,072	49,766
Six Project Loan	39,970	39,495	—	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	68,245	67,725
Bond payable	1,232	1,038	—	—	—
Total	$109,466	$142,506	$187,870	207,692	$205,929

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,					March 31,
	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	63	77	82	102	108	110
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On April 22, 2013, we entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amends our existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. Department of Justice (DOJ) and related federal agencies in an amount up to $50,000 and (ii) permit us to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility remain in full force.

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

Among other things, under the Senior Credit Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of March 31, 2013, we were in compliance with all loan covenants. As of March 31, 2013, our subsidiaries had $88.4 million outstanding on the Facility.

Promissory Notes with RBS Asset Finance, Inc.

On February 22, 2012, two of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $21.5 million (the 2012 RBS Loan). The 2012 RBS Loan was secured by a Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the two properties owned by the two Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2012 RBS Loan bears interest at a fixed rate of 4.75%. Amounts borrowed under the 2012 RBS Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on March 1, 2012 and the balance due on March 1, 2019.

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of March 31, 2013, we were in compliance with all loan covenants. As of March 31, 2013, our subsidiaries had $20.9 million outstanding on the 2012 RBS Loan.

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

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of March 31, 2013, we were in compliance with all loan covenants. As of March 31, 2013, our subsidiaries had $32.9 million outstanding on the RBS Loan.
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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2013, we were in compliance with all loan covenants. As of March 31, 2013, our subsidiaries had $49.8 million outstanding on the Ten Project Note.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of March 31, 2013, our subsidiaries had $9.1 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of March 31, 2013, the balance outstanding on this mortgage loan was approximately $5.6 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
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

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock.  During the year ended December 31, 2012, we repurchased 7,340 shares for a total of $0.2 million. There have been no share repurchases during the three months ended March 31, 2013.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.4 million for both periods during the three months ended March 31, 2013 and 2012, respectively.
In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the U.S. Department of Justice (DOJ) and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that we believe is tied to a pending whistleblower complaint. We, through our outside counsel and a special committee of independent directors established by our board, has worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.
In December 2011, the DOJ notified us that it had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light, leaving only the civil investigation to resolve. In furtherance of the remaining civil investigation, certain additional information was requested and supplied to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS) by us, including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.
In early 2013, discussions between government representatives and our special committee, its outside counsel and their experts had advanced sufficiently that we recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation.
In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount). In addition, we have commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. We expect to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the second or third quarter of 2013, once the agreement has been fully documented.
We have agreed to the settlement in principle, without any admission of wrongdoing, in order to resolve the allegations underlying the investigation and to avoid the uncertainty and expense of protracted litigation. If the ongoing settlement discussions are successfully concluded, we expect that the tentative settlement will resolve the DOJ investigation which has been previously described in our periodic filings with the U.S. Securities and Exchange Commission. The tentative settlement is subject to completion and execution of all required documentation and the final approval of the DOJ, the Office of Inspector General-HHS, and the Court; until the proposed settlement becomes final, there can be no guarantee that these matters will be resolved by the agreement in principle, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates.
See additional description of our contingencies in Notes 14 and 16 in Notes to Condensed Consolidated Financial Statements.
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

Adoption of New Accounting Pronouncements

In February 2013, the FASB amended its guidance on reporting of reclassifications out of accumulated other comprehensive income (loss). The amendment requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This amendment applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income (loss) and is effective for public companies for interim periods beginning after December 31, 2012. The adoption of this provision did not have a material effect on our financial statements.

In July 2012, the FASB clarified that an advance fee from a continuing care retirement community resident should be classified as deferred revenue if (1) the contract stipulates that this advance fee must be repaid when a room is reoccupied by a future resident and (2) the refundable amount is "limited to the proceeds from reoccupancy." If the refundable amount is not limited to the proceeds from reoccupancy, the advance fee must be reported as a liability. The above clarification is effective for fiscal periods beginning after December 15, 2012, however early adoption is permitted. The adoption of this clarification did not have a material effect on our financial statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.We are exposed to interest rate changes in connection with the revolving credit facility portion of the Senior Credit Facility, which is available but historically has not regularly been used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Senior Credit Facility is available and could be used for short-term borrowing purposes. As of March 31, 2013, we had outstanding borrowings under the revolving credit facility portion of the Facility of $20.0 million.

The Senior Credit Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. We entered into an interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the Senior Credit Facility. The swap agreement, with a notional amount of $75.0 million, amortizing concurrently with the related term loan portion of the Senior Credit Facility, is five years in length and set to mature on February 1, 2018. Under the terms of this agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%.

Our cash and cash equivalents as of March 31, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2013, we held debt security investments of approximately $22.3 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2013, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, for more information regarding our legal proceedings, please see Note 16 included in Part 1, Item 1 of this Form 10-Q.

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
U.S. Government Inquiry Settlement — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the U.S. Department of Justice (DOJ) and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that we believe is tied to a pending whistleblower complaint. We, through our outside counsel and a special committee of independent directors established by our board, has worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.
In December 2011, the DOJ notified us that it had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light, leaving only the civil investigation to resolve. In furtherance of the remaining civil investigation, certain additional information was requested and supplied to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS) by us, including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.

In early 2013, discussions between government representatives and our special committee, its outside counsel and their experts had advanced sufficiently that we recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation.
In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount). In addition, we have commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. We expect to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the second or third quarter of 2013, once the agreement has been fully documented.
We have agreed to the settlement in principle, without any admission of wrongdoing, in order to resolve the allegations underlying the investigation and to avoid the uncertainty and expense of protracted litigation. If the ongoing settlement discussions are successfully concluded, we expect that the tentative settlement will resolve the DOJ investigation which has been previously described in our periodic filings with the U.S. Securities and Exchange Commission. The tentative settlement is subject to completion and execution of all required documentation and the final approval of the DOJ, the Office of Inspector General-HHS, and the Court; until the proposed settlement becomes final, there can be no guarantee that these matters will be resolved by the agreement in principle, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates.

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

We derived 38.9% and 39.3% of our revenue from the Medicaid program for the three months ended March 31, 2013 and 2012, respectively. We derived 33.9% and 34.6% of our revenue from the Medicare program for the three months ended March 31, 2013 and 2012, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending. In April 2013 President Obama released a budget proposal that would cut $5.6 billion in Medicare payments to providers for fiscal year 2014 and $400 billion in total healthcare savings over the next decade. Included within this budget are proposals that would impact long-term care facilities. The President's budget proposal would reduce skilled nursing facility payments by up to 3% beginning in 2017 for facilities with high rates of preventable hospital readmissions. The budget proposal would also adjust payment rate updates for post-acute care providers. In addition, the budget proposal would create a home health care co-payment of $100 for each 60-day episode of care. Implementation of these and other measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

In addition, on October 1, 2010, the next generation of the Minimum Data Set (MDS) 3.0 was implemented, creating significant changes in the methodology for calculating the resource utilization group (RUG) category under Medicare Part A, most notably eliminating Section T. Because therapy does not necessarily begin upon admission, MDS 2.0 and the RUGS-III system included a provision to capture therapy services that are scheduled to occur but have not yet been provided in order to calculate a RUG level that better reflects the level of care the recipient would actually receive. This is eliminated with MDS 3.0, which creates a new category of assessment called the Medicare Short Stay Assessment. This assessment provides for calculation of a rehabilitation RUG for residents discharged on or before day eight who received less than five days of therapy.

On July 27, 2012, the CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase will be offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of March 31, 2013, we had one facility under probe review.

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

We are subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we announced that we reached a tentative settlement with the DOJ regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the tentative settlement, we expect to enter into a Corporate Integrity Agreement with the Office of Inspector General-HHS. Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2013, 72.8% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

Healthcare litigation is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil money penalties, or litigation. These "staffing" suits have become more prevalent in the wake of a previous substantial jury award against one of our competitors, and we expect the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims. We are currently defending one such staffing class-action claim filed in Los Angeles Superior Court, and have reached a tentative settlement with class counsel that is awaiting court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expense, are projected to be $5.0 million, of which $2.6 million of this amount was recorded in the quarter ended June 30, 2012, with the balance having been expensed in prior periods. The Final Approval Order relative to the subject settlement was signed by the Court on or about March 20, 2013; the settlement will not have a material ongoing adverse effect on our business, financial condition, or results of operations.

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
In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the U.S. Department of Justice (DOJ) and this was confirmed in March 2007. The investigation relates to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California, that we believe is tied to a pending whistleblower complaint. We, through our outside counsel and a special committee of independent directors established by our board, has worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to try to resolve the issue.
In December 2011, the DOJ notified us that it had elected to close its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light, leaving only the civil investigation to resolve. In furtherance of the remaining civil investigation, certain additional information was requested and supplied to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS) by us, including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.
In early 2013, discussions between government representatives and our special committee, its outside counsel and their experts had advanced sufficiently that we recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation.
In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount). In addition, we have commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. We expect to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the second or third quarter of 2013, once the agreement has been fully documented.
We have agreed to the settlement in principle, without any admission of wrongdoing, in order to resolve the allegations underlying the investigation and to avoid the uncertainty and expense of protracted litigation. If the ongoing settlement discussions are successfully concluded, we expect that the tentative settlement will resolve the DOJ investigation which has been previously described in our periodic filings with the U.S. Securities and Exchange Commission. The tentative settlement is subject to completion and execution of all required documentation and the final approval of the DOJ, the Office of Inspector General-HHS, and the Court; until the proposed settlement becomes final, there can be no guarantee that these matters will be resolved by the agreement in principle, the outcome remains uncertain and the amount related to the resolution of any claims connected to this pending investigation could differ materially from our estimates.

If any additional litigation were to proceed in the future, and we are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.

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

During the three months ended March 31, 2013, we acquired one facility, three home health and three hospice businesses with a total of 150 operational beds. During the year ended December 31, 2012, we acquired six facilities and three business with a total of 441 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

At March 31, 2013, we had $206.7 million of outstanding indebtedness under the Senior Credit Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $127.7 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Changes in federal and state income tax laws and regulations could adversely affect our provision for income taxes and estimated income tax liabilities.

We are subject to both State and federal income taxes. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes. In addition, in certain cases more than one state in which we operate has indicated an intent to attempt to tax the same assets and activities, which could result in double taxation if successful. Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other local, state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. The outcomes from these continuous examinations could adversely affect our provision for income taxes and estimated income tax liabilities. Specifically, but without limiting the foregoing, the Company recorded an estimated liability of $48.0 million and payment of related expenses in connection with the pending settlement with the U.S. Department of Justice (DOJ).

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

10.1
Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 6, 2013).

10.2
Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 17, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 22, 2013).

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

THE ENSIGN GROUP, INC.

May 1, 2013	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit	Description

10.1
Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 6, 2013).

10.2
Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 17, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 22, 2013).

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