Form 10-Q
period 2013-06-30
ENSIGN GROUP, INC
filed 2013-08-07
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2013, 21,934,900 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$27,499	$40,685
Accounts receivable—less allowance for doubtful accounts of $14,014 and $13,811 at June 30, 2013 and December 31, 2012, respectively	107,436	94,187
Investments—current	3,279	5,195
Prepaid income taxes	10,729	3,787
Prepaid expenses and other current assets	7,086	8,606
Deferred tax asset—current	13,351	14,871
Assets held for sale—current (Note 3)	—	268
Total current assets	169,380	167,599
Property and equipment, net	476,671	447,855
Insurance subsidiary deposits and investments	19,384	17,315
Escrow deposits	4,506	4,635
Deferred tax asset	3,490	2,234
Restricted and other assets	12,596	8,640
Intangible assets, net	6,302	6,115
Long-term assets held for sale (Note 3)	—	11,324
Goodwill	23,523	21,557
Other indefinite-lived intangibles	7,740	3,588
Total assets	$723,592	$690,862
Liabilities and equity
Current liabilities:
Accounts payable	$21,315	$26,069
Accrued charge related to U.S. Government inquiry (Note 16)	48,000	15,000
Accrued wages and related liabilities	34,511	35,847
Accrued self-insurance liabilities—current	14,662	16,034
Liabilities held for sale—current (Note 3)	—	339
Other accrued liabilities	19,216	20,871
Current maturities of long-term debt	7,297	7,187
Total current liabilities	145,001	121,347
Long-term debt—less current maturities	206,874	200,505
Accrued self-insurance liabilities—less current portion	36,376	34,849
Fair value of interest rate swap	1,948	2,866
Long-term liabilities held for sale (Note 3)	—	130
Deferred rent and other long-term liabilities	3,142	3,281
Total liabilities	393,341	362,978

Commitments and contingencies (Note 16)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,426 and 21,898 shares issued and outstanding at June 30, 2013, respectively, and 22,244 and 21,719 shares issued and outstanding at December 31, 2012, respectively	22	22
Additional paid-in capital	95,703	90,949
Retained earnings	236,689	239,344
Common stock in treasury, at cost, 296 and 301 shares at June 30, 2013 and December 31, 2012, respectively	(2,063)	(2,099)
Accumulated other comprehensive loss	(1,186)	(1,745)
Total Ensign Group, Inc. stockholders' equity	329,165	326,471
Non-controlling interest	1,086	1,413
Total equity	330,251	327,884
Total liabilities and equity	$723,592	$690,862
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$220,086	$203,919	$438,287	$405,959
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	175,913	162,085	351,974	322,712
U.S. Government inquiry settlement (Note 16)	—	—	33,000	—
Facility rent—cost of services	3,338	3,355	6,652	6,675
General and administrative expense	8,872	8,137	17,720	15,834
Depreciation and amortization	8,671	7,010	16,403	13,924
Total expenses	196,794	180,587	425,749	359,145
Income from operations	23,292	23,332	12,538	46,814
Other income (expense):
Interest expense	(3,145)	(3,114)	(6,260)	(6,039)
Interest income	129	52	222	103
Other expense, net	(3,016)	(3,062)	(6,038)	(5,936)
Income before provision for income taxes	20,276	20,270	6,500	40,878
Provision for income taxes	7,846	7,872	4,833	15,586
Income from continuing operations	12,430	12,398	1,667	25,292
Loss from discontinued operations, net of income tax benefit of $7 and $1,119 for the three and six months ended June 30, 2013 and $51 and $78 for the three and six months ended June 30, 2012, respectively (Note 3)	(26)	(119)	(1,774)	(185)
Net income (loss)	12,404	12,279	(107)	25,107
Less: net income (loss) attributable to noncontrolling interests	37	(177)	(327)	(253)
Net income attributable to The Ensign Group, Inc.	$12,367	$12,456	$220	$25,360
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	12,393	12,575	1,994	25,545
Loss from discontinued operations, net of income tax benefit	(26)	(119)	(1,774)	(185)
Net income attributable to The Ensign Group, Inc.	12,367	12,456	220	25,360
Net income (loss) per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.57	$0.59	$0.09	$1.20
Loss from discontinued operations	$—	$(0.01)	$(0.08)	$(0.01)
Net income attributable to The Ensign Group, Inc.	$0.57	$0.58	$0.01	$1.19
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.55	$0.57	$0.09	$1.17
Loss from discontinued operations	$—	$—	$(0.08)	$(0.01)
Net income attributable to The Ensign Group, Inc.	$0.55	$0.57	$0.01	$1.16
Weighted average common shares outstanding:
Basic	21,859	21,368	21,814	21,309
Diluted	22,321	21,886	22,267	21,841
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$12,404	$12,279	$(107)	$25,107
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of income tax (benefit) expense of ($255) and ($359) for the three and six months ended June 30, 2013, respectively, and $224 and $226 for the three and six months ended June 30, 2012, respectively.	394	(349)	559	(354)
Comprehensive income	12,798	11,930	452	24,753
Less: net income (loss) attributable to noncontrolling interests	37	(177)	(327)	(253)
Comprehensive income attributable to The Ensign Group, Inc.	$12,761	$12,107	$779	$25,006

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(107)	$25,107
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 3)	2,837	—
U.S. Government inquiry settlement (Note 16)	33,000	—
Depreciation and amortization	16,432	13,966
Amortization of deferred financing fees and debt discount	411	411
Deferred income taxes	(95)	(597)
Provision for doubtful accounts	5,527	3,939
Share-based compensation	1,945	1,615
Excess tax benefit from share-based compensation	(908)	(618)
Gain on sale of equity method investment	(380)	—
Loss on disposition of property and equipment	1,129	203
Change in operating assets and liabilities
Accounts receivable	(18,776)	(14,063)
Prepaid income taxes	(6,942)	3,266
Prepaid expenses and other current assets	1,577	767
Insurance subsidiary deposits and investments	(153)	(5,825)
Accounts payable	(5,331)	(901)
Accrued wages and related liabilities	(1,336)	(8,032)
Other accrued liabilities	(1,658)	255
Accrued self-insurance	(291)	5,250
Deferred rent liability	(274)	317
Net cash provided by operating activities	26,607	25,060
Cash flows from investing activities:
Purchase of property and equipment	(13,405)	(16,382)
Cash payment for business acquisitions	(39,310)	(18,045)
Escrow deposits	(4,506)	(210)
Escrow deposits used to fund business acquisitions	4,635	175
Cash Proceeds on sale of urgent care franchising business, net of note receivable	3,610	—
Cash proceeds on sale of equity method investment	1,600	—
Cash proceeds from the sale of property and equipment	641	30
Restricted and other assets	(156)	(1,398)
Net cash used in investing activities	(46,891)	(35,830)
Cash flows from financing activities:
Proceeds from issuance of debt	10,000	21,525
Payments on long-term debt	(3,581)	(8,306)
Repurchase of shares of common stock	—	(174)
Issuance of treasury stock upon exercise of options	36	147
Issuance of common stock upon exercise of options	1,901	2,995
Dividends paid	(1,436)	(2,576)
Excess tax benefit from share-based compensation	908	618
Payments of deferred financing costs	(730)	(258)
Net cash provided by financing activities	7,098	13,971
Net (decrease) increase in cash and cash equivalents	(13,186)	3,201
Cash and cash equivalents beginning of period	40,685	29,584
Cash and cash equivalents end of period	$27,499	$32,785
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,267	$6,129
Income taxes	$9,890	$12,215
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$—	$11,600
Accrued capital expenditures	$577	$809
Note receivable on sale of urgent care franchising business	$4,000	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 118 facilities, nine home health and seven hospice operations as of June 30, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. In the first quarter of 2012, the Company entered into a business to develop and operate urgent care centers. These walk-in clinics offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In the fourth quarter of 2012, the Company acquired an 80% membership interest in a mobile x-ray and diagnostic company. The mobile x-ray and diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. The Company's facilities have a collective capacity of approximately 13,000 operational skilled nursing, assisted living and independent living beds. As of June 30, 2013, the Company owned 95 of its 118 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 (collectively, the Interim Financial Statements), are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired skilled nursing and assisted living facilities, home health and hospice operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income (loss) that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of operations.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at June 30, 2013.

On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations for all periods presented (see Note 3, Discontinued Operations) in the accompanying Interim Financial Statements. Certain assets and liabilities included in the sale of DRX have been presented as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2012. In addition, the results of operations of DRX and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
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
Revenue from the Medicare and Medicaid programs accounted for 72.7% and 72.8% of the Company’s revenue during the three and six months ended June 30, 2013, respectively, and 73.8% for both periods during the three and six months ended June 30, 2012. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2013 and 2012.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s service specific revenue recognition policies are as follows:
Skilled Nursing Revenue
The Company’s revenue is derived primarily from providing long-term healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis. The Company records revenue from private pay patients, at the agreed-upon rate, as services are performed.
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
Equity Investment — As of December 31, 2012, one of the Company's subsidiaries had a non-marketable equity investment which was accounted for under the equity method. The investment was initially recorded at cost and the Company adjusted the carrying amount for its share of the earnings or losses of the investee after the date of investment. On April 23, 2013, the Company entered into a common unit redemption agreement with the investee where the non-marketable equity investment was repurchased. See further discussion at Note 11, Restricted and Other Assets.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three and six months ended June 30, 2013 or 2012.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2013, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 112 facilities.
The self-insured retention and deductible limits for general and professional liability and workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities recorded on an undiscounted basis, net of anticipated insurance recoveries, in the accompanying condensed consolidated balance sheets were $30,985 and $33,215 as of June 30, 2013 and December 31, 2012, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $13,771 and $11,983 as of June 30, 2013 and December 31, 2012, respectively.
In addition, the Company has recorded an asset and equal liability of $3,665 and $3,219 at June 30, 2013 and December 31, 2012, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,617 and $2,467 at June 30, 2013 and December 31, 2012, respectively.
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

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income (loss) attributable to The Ensign Group, Inc. in its condensed consolidated statements of operations and net income (loss) per share is calculated based on net income (loss) attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss) — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of June 30, 2013, accumulated other comprehensive losses were $1,948, recorded net of tax of $762 or $1,186, in stockholders' equity. As of December 31, 2012, accumulated other comprehensive losses were $2,866, net of tax of $1,121 or $1,745.

Recent Accounting Pronouncements — Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

3. DISCONTINUED OPERATIONS

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the six months ended June 30, 2013. The assets acquired at the initial purchase of DRX, including noncontrolling interest, were recorded at fair value. The initial fair value was greater than total cash paid to acquire all interests in DRX and the subsequent sale price. The sale of DRX has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on the Company's condensed consolidated balance sheets as of December 31, 2012.

A summary of discontinued operations follows (in thousands):

	Three Months Ended June 30, 2013		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$104	$389	$728	$509
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	(118)	(514)	(739)	(716)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	(13)	—	(2,837)	—
Facility rent—cost of services	(5)	(13)	(12)	(14)
Depreciation and amortization	(1)	(32)	(33)	(42)
Loss from discontinued operations	(33)	(170)	(2,893)	(263)
Benefit from income taxes	(7)	(51)	(1,119)	(78)
Loss from discontinued operations, net of income tax benefit	$(26)	$(119)	$(1,774)	$(185)

A summary of the net assets held for sale are as follows (in thousands):

	June 30, 2013	December 31, 2012
Current assets	$—	$268
Long-term assets:
Goodwill, net	—	1,099
Other identifiable intangible assets, net	—	10,200
Other long-term assets, net	—	25
Total assets held for sale	—	11,592

Current liabilities	—	(339)
Long-term liabilities	—	(130)
Total liabilities held for sale	—	(469)
Net assets held for sale	$—	$11,123

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income (loss) per share is computed by dividing income from continuing operations attributable to Ensign Group, Inc. stockholders by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include contingently returnable shares and the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$12,430	$12,398	$1,667	$25,292
Less: net income (loss) attributable to noncontrolling interests	37	(177)	(327)	(253)
Income from continuing operations attributable to The Ensign Group, Inc.	12,393	12,575	1,994	25,545
Loss from discontinued operations, net of income tax benefit	(26)	(119)	(1,774)	(185)
Net income attributable to The Ensign Group, Inc.	$12,367	$12,456	$220	$25,360

Denominator:
Weighted average shares outstanding for basic net income per share	21,859	21,368	21,814	21,309

Basic net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.57	$0.59	$0.09	$1.20
Loss from discontinued operations	$—	$(0.01)	$(0.08)	$(0.01)
Net income attributable to The Ensign Group, Inc.	$0.57	$0.58	$0.01	$1.19

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$12,430	$12,398	$1,667	$25,292
Less: net income (loss) attributable to the noncontrolling interests	37	(177)	(327)	(253)
Income from continuing operations attributable to The Ensign Group, Inc.	12,393	12,575	1,994	25,545
Loss from discontinued operations, net of income tax benefit	(26)	(119)	(1,774)	(185)
Net income attributable to The Ensign Group, Inc.	$12,367	$12,456	$220	$25,360
Denominator:
Weighted average common shares outstanding	21,859	21,368	21,814	21,309
Plus: incremental shares from assumed conversion (1)	462	518	453	532
Adjusted weighted average common shares outstanding	22,321	21,886	22,267	21,841
Diluted net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.55	$0.57	$0.09	$1.17
Loss from discontinued operations	$—	$—	$(0.08)	$(0.01)
Net income attributable to The Ensign Group, Inc.	$0.55	$0.57	$0.01	$1.16
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 341 and 377 for the three and six months ended June 30, 2013 and 188 and 187 for the three and six months ended June 30, 2012, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$27,499	$—	$—	$40,685	$—	$—
Fair value of interest rate swap	$—	$1,948	$—	$—	$2,866	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 2 for further discussion of our significant accounting policies.

Debt Security Investments - Held to Maturity

At June 30, 2013 and December 31, 2012, the Company had approximately $22,663 and $22,510, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at June 30, 2013, $6,181 is held in AA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, and $16,482 is held in A-rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income (loss) in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $262 and $514 for the three and six months ended June 30, 2013 and $244 and $470 for the three and six months ended June 30, 2012, respectively. In addition, based on the June 30, 2013 interest rate swap valuation, the Company expects to record swap interest expense of approximately $1,000 during the year ended December 31, 2013.

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

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of June 30, 2013 of $1,948, net of tax of $762, or $1,186, in stockholders' equity, compared to $2,866 net of tax of $1,121, or $1,745 as of December 31, 2012. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and six months ended June 30, 2013 and 2012 is summarized in the following tables:

	Three Months Ended June 30,
	2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$78,989	35.9%	$73,641	36.2%
Medicare	72,148	32.8	70,396	34.5
Medicaid — skilled	8,939	4.0	6,413	3.1
Total Medicaid and Medicare	160,076	72.7	150,450	73.8
Managed care	27,375	12.5	25,730	12.6
Private and other payors	32,635	14.8	27,739	13.6
Revenue	$220,086	100.0%	$203,919	100.0%

	Six Months Ended June 30,
	2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$155,499	35.5%	$147,224	36.3%
Medicare	146,075	33.3	140,190	34.5
Medicaid — skilled	17,412	4.0	12,274	3.0
Total Medicaid and Medicare	318,986	72.8	299,688	73.8
Managed care	56,560	12.9	51,422	12.7
Private and other payors	62,741	14.3	54,849	13.5
Revenue	$438,287	100.0%	$405,959	100.0%

Accounts receivable as of June 30, 2013 and December 31, 2012 is summarized in the following table:

	June 30, 2013	December 31, 2012
Medicaid	$35,887	$28,534
Managed care	29,274	26,707
Medicare	32,505	32,168
Private and other payors	23,784	20,589
	121,450	107,998
Less: allowance for doubtful accounts	(14,014)	(13,811)
Accounts receivable	$107,436	$94,187

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
During the six months ended June 30, 2013, the Company acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations and three hospice operations. The aggregate purchase price of the 16 business acquisitions was approximately $39,310, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The operations acquired during the six months ended June 30, 2013 are as follows:

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

•
In addition, on March 1, 2013, the Company purchased a skilled nursing facility in Texas for approximately $4,508, which was paid in cash. This acquisition added 150 operational skilled nursing beds to the Company's operations.

•
On April 1, 2013, the Company acquired three skilled nursing facilities in Texas for an aggregate purchase price of approximately $7,114, which was paid in cash. These acquisitions added 280 operational skilled nursing beds to the Company's operations.

•
On May 1, 2013, the Company acquired a skilled nursing facility and an assisted living facility in Washington for an aggregate purchase price of $11,585, which was paid in cash. These acquisitions added 102 operational assisted living units and 110 operational skilled nursing beds to the Company's operations.

•
In addition, on May 1, 2013, the Company acquired a skilled nursing facility in Nebraska for approximately $2,846, which was paid in cash. This acquisition added 70 operational skilled nursing beds to the Company's operations.

•
On June 1, 2013, the Company acquired an assisted living facility in California for approximately $4,263, which was paid in cash. This acquisition added 110 operational assisted living units to the Company's operations.

•
In addition, on June 1, 2013, the Company acquired an assisted living facility in Utah for approximately $2,856, which was paid in cash. This acquisition added 69 operational assisted living units to the Company's operations.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Land	$7,591	$676
Building and improvements	23,702	11,253
Equipment, furniture, and fixtures	1,204	802
Assembled occupancy	695	196
Goodwill	1,966	2,279
Other indefinite-lived intangible assets	4,152	1,217
	$39,310	$16,423

On July 1, 2013 the Company acquired a skilled nursing facility in Washington for approximately $4,425, which was paid in cash. This acquisition added 82 operational skilled nursing beds to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operations acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired operations. The businesses acquired during the six months ended June 30, 2013 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the June 30, 2013 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
Land	$78,077	$70,487
Buildings and improvements	369,982	341,096
Equipment	92,037	80,860
Furniture and fixtures	8,825	8,790
Leasehold improvements	42,657	32,570
Construction in progress	979	14,185
	592,557	547,988
Less: accumulated depreciation	(115,886)	(100,133)
Property and equipment, net	$476,671	$447,855

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	June 30, 2013			December 31, 2012
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(567)	$117	$684	$(545)	$139
Favorable lease	15.0	1,596	(479)	1,117	1,596	(426)	1,170
Assembled occupancy	0.5	2,949	(2,526)	423	2,255	(2,211)	44
Facility trade name	30.0	733	(183)	550	733	(171)	562
Customer relationships	20.0	4,200	(105)	4,095	4,200	—	4,200
Total		$10,162	$(3,860)	$6,302	$9,468	$(3,353)	$6,115
Amortization expense was $325 and $507 for the three and six months ended June 30, 2013 and $200 and $439 for the three and six months ended June 30, 2012, respectively. Of the $507 in amortization expense incurred during the six months ended June 30, 2013, approximately $315 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2013 (remainder)	$600
2014	416
2015	365
2016	345
2017	345
2018	345
Thereafter	3,886
$6,302

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

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the six months ended June 30, 2013. The Company recognized charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets of $1,099 and $1,738, respectively, during the six months ended June 30, 2013 as part of this transaction.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents activity in goodwill as of and for the six months ended June 30, 2013:

Goodwill
December 31, 2012	$22,656
Less: charges to discontinued operations for the excess carrying amount of goodwill	(1,099)
21,557
Additions	1,966
June 30, 2013	$23,523

As of June 30, 2013, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes.
During the six months ended June 30, 2013, the Company recorded $4,109 and $43 in home health and hospice Medicare license and trade name indefinite-lived intangible assets, respectively, as part of its acquisition of three home health and three hospice operations.
Other indefinite-lived intangible assets consists of the following:

	June 30,	December 31,
	2013	2012
Trade name	$1,033	$990
Home health and hospice Medicare license	6,707	2,598
	$7,740	$3,588

11. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2013	December 31, 2012
Note receivable	$4,000	$—
Debt issuance costs, net	3,150	2,769
Long-term insurance losses recoverable asset	3,665	3,219
Deposits with landlords	812	749
Capital improvement reserves with landlords and lenders	775	683
Equity method investment	—	1,220
Other long-term assets	194	—
Restricted and other assets	$12,596	$8,640
Included in other assets as of June 30, 2013, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB, capitalized debt issuance costs and a note receivable from the sale of DRX effective April 15, 2013. Included in other assets, as of December 31, 2012, was a non-marketable equity investment accounted for under the equity method. On April 23, 2013, the Company entered into a common unit redemption agreement with the investee where the non-marketable equity investment was repurchased for $1,600. The Company recognized a gain on the sale of its non-marketable equity investment of $380 in the second quarter of 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Quality assurance fee	$2,405	$2,010
Resident refunds payable	4,922	4,564
Deferred revenue	1,326	5,661
Cash held in trust for residents	1,562	1,520
Resident deposits	1,687	1,666
Dividends payable	1,438	—
Property taxes	2,292	2,264
Other	3,584	3,186
Other accrued liabilities	$19,216	$20,871
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

13. INCOME TAXES
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. During 2013, the statutes of limitations will lapse on the Company's 2009 Federal tax year and certain 2008 and 2009 state tax years. The Company does not believe these lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2013 or 2012.
The Company recorded total pre-tax charges related to the pending settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 and $15,000 during the three months ended March 31, 2013 and December 31, 2012, respectively, for a total charge of $48,000. The Company recorded estimated tax benefits of $10,373 and $5,865 during the six months ended June 30, 2013 and three months ended December 31, 2012, respectively. See Note 16, Commitments and Contingencies.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. DEBT

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$20,694	$21,032
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	97,500	89,375
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	49,474	50,072
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	32,652	33,167
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	9,063	9,203
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,549	5,665
	214,932	208,514
Less current maturities	(7,297)	(7,187)
Less debt discount	(761)	(822)
	$206,874	$200,505
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On April 22, 2013, the Company entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amended the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. Department of Justice (DOJ) and related federal agencies in an amount up to $50,000 and (ii) permit the Company to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility, as amended, remained in full force.

On February 1, 2013, the Company entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amended the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revised the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75,000 to an aggregate principal amount of $150,000, of which $30,000 was drawn as of June 30, 2013, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remained in full force and effect as described below.

On July 15, 2011, the Company entered into the Senior Credit Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5% per annum of the original principal amount. Interest rates per annum applicable to the Senior Credit Facility are, at the option of the Company, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the agreement) plus an initial margin of 1.5%. Under the terms of the Senior Credit Facility, the applicable margin adjusts based on the Company’s leverage ratio as set forth in further detail in the Senior Credit Facility agreement. Amounts borrowed pursuant to the Senior Credit Facility are guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, the Company, on behalf of

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 5, Fair Value Measurements.

Among other things, under the Senior Credit Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income and repurchases and capital expenditures. As of June 30, 2013, we were in compliance with all loan covenants.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,874 as of June 30, 2013.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 150 options and 60 restricted stock awards from the 2007 Plan during the six months ended June 30, 2013.

The Company used the following assumptions for stock options granted during the three months ended June 30, 2013 and 2012:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2013	47	1.48%	6.5 years	55%	0.93%
2012	49	1.05%	6.5 years	55%	0.93%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2013 and 2012:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2013	150	1.18%	-	1.48%	6.5 years	55%	0.93%
2012	92	1.05%	-	1.18%	6.5 years	55%	0.93%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2013 and 2012, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2013	150	$31.88	$15.68
2012	92	$25.43	$12.44

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2013 and 2012 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2013	1,387	$16.06	739	$11.88
Granted	150	31.88
Forfeited	(35)	21.70
Exercised	(136)	11.38
June 30, 2013	1,366	$18.13	745	$12.72

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2013:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2003	$0.67	-	0.81	4	*	1	4
2004	1.96	-	2.46	2	*	1	2
2005	4.99	-	5.75	40	*	2	40
2006	7.05	-	7.50	153	1,475	3	153
2008	9.38	-	14.87	318	1,757	5	271
2009	14.88	-	16.70	303	2,400	6	197
2010	17.47	-	18.16	85	753	7	41
2011	21.61	-	29.30	86	1,073	8	22
2012	24.04	-	29.16	227	3,074	9	15
2013	29.25	-	35.72	148	2,318	10	—
Total				1,366	$12,850		745
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three and six months ended June 30, 2013, the Company granted 14 and 60 restricted stock awards, respectively. During the three and six months ended June 30, 2012, the Company granted 13 and 76 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of June 30, 2013, and changes during the six-month period ended June 30, 2013 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	224	$23.04
Granted	60	32.27
Vested	(23)	24.23
Forfeited	(27)	23.03
Nonvested at June 30, 2013	234	$26.39

Total share-based compensation expense recognized for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense related to stock options	$505	$421	$1,079	$920
Share-based compensation expense related to restricted stock awards	328	363	643	695
Share-based compensation expense related to stock awards	121	—	607	—
Total	$954	$784	$2,329	$1,615
In future periods, the Company expects to recognize approximately $6,593 and $5,600 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2013. Future share-based compensation expense will be recognized over 3.7 weighted average years for both unvested options and restricted stock awards. There were 621 unvested and outstanding options at June 30, 2013, of which 581 are expected to vest. The weighted average contractual life for options vested at June 30, 2013 was 6.2 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2013 and December 31, 2012 is as follows:

Options	June 30, 2013	December 31, 2012
Outstanding	$23,372	$15,703
Vested	16,754	11,285
Expected to vest	5,916	4,088
Exercised	2,933	7,123
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,446 and $6,882 for the three and six months ended June 30, 2013 and $3,482 and $6,918 for the three and six months ended June 30, 2012, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of June 30, 2013.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of the Company's competitors. The Company expects the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims.
A class action staffing suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company's California facilities. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $5,600, of which, approximately $600 of this amount was recorded in the quarter ended June 30, 2013, with the balance having been expensed in prior periods. The settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the six months ended June 30, 2013. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.
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
In April 2013, the Company and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, the Company recorded and announced an additional charge in the amount of $33,000 in the first quarter of 2013, increasing the total reserve to resolve the matter to $48,000 (the Reserve Amount). In addition, the Company has commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. The Company expects to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the third quarter of 2013, once the agreement has been fully documented.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.3% and 56.2% of its total accounts receivable as of June 30, 2013 and December 31, 2012, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 72.7% and 72.8% of the Company’s revenue for the three and six months ended June 30, 2013, respectively, and 73.8% for both periods during the three and six months ended June 30, 2012, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of August 6, 2013, the Company had approximately $1,001 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 118 facilities, nine home health and seven hospice operations as of June 30, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. During the first quarter of 2012, we entered into a business to develop and operate urgent care facilities and related businesses. These walk-in clinics will offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In the fourth quarter of 2012, we acquired an 80% membership interest in a mobile x-ray and diagnostic company. The mobile x-ray and diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. As of June 30, 2013, we owned 95 of our 118 facilities and operated an additional 23 facilities under long-term lease arrangements, and had options to purchase two of those 23 facilities.

The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2013:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	95	2	21	118
Percent of total	80.5%	1.7%	17.8%	100.0%
Operational skilled nursing, assisted living and independent living beds	10,374	414	2,347	13,135
Percent of total	79.0%	3.1%	17.9%	100.0%

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

Facility Acquisition History

	December 31,								June 30,
	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	46	57	61	63	77	82	102	108	118
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,135

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of June 30, 2013:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	36	13	27	12	6	5	6	3	5	5	118
Operational skilled nursing, assisted living and independent living beds	3,973	1,902	3,353	1,413	505	486	477	304	366	356	13,135
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
On March 1, 2013, we acquired a home health and hospice operation in Washington and a skilled nursing facility in Texas, in two separate transactions, for an aggregate purchase price of approximately $5.6 million, which was paid in cash. The home health and hospice operations did not have an impact on our operational bed count. The skilled nursing facility acquisition added 150 operational skilled nursing beds to our operations.
On April 1, 2013, we acquired three skilled nursing facilities in Texas for an aggregate purchase price of approximately $7.1 million, which was paid in cash. These acquisitions added 280 operational skilled nursing beds to our operations.
On May 1, 2013, we acquired a skilled nursing facility and an assisted living facility in Washington and a skilled nursing facility in Nebraska, in two separate transactions, for an aggregate purchase price of $14.4 million, which was paid in cash. These acquisitions added 102 operational assisted living units and 180 operational skilled nursing beds to our operations.
On June 1, 2013, we acquired one assisted living facility in California and one assisted living facility in Utah, in two separate transactions, for an aggregate purchase price of approximately $7.1 million, which was paid in cash. These acquisitions added 179 operational assisted living units to our operations.
On July 1, 2013 we acquired a skilled nursing facility in Washington for approximately $4.4 million, which was paid in cash. This acquisition added 82 operational skilled nursing beds to our operations.
We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction noted above. See further discussion of facility acquisitions in Note 7, Acquisitions in Notes to Condensed Consolidated Financial Statements.

Recent Developments

U.S. Government Inquiry Settlement — In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount). In addition, we have commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. We expect to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the third quarter of 2013, once the agreement has been fully documented.

Urgent Care Franchising — On March 25, 2013 we announced that our urgent care subsidiary, Immediate Clinic Healthcare, Inc., agreed to terms to sell Doctors Express, a national urgent care franchise system. The sale of specific assets and liabilities of Doctors Express was finalized on April 15, 2013. In accordance with the authoritative guidance for the disposal of long-lived asset, the sale of Doctors Express has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on our accompanying condensed consolidated balance sheets as of December 31, 2012. See Note 3, Discontinued Operations in Notes to Condensed Consolidated Financial Statements.

Board of Directors — Van R. Johnson and Thomas A. Maloof retired from the board of directors at the close of the Annual Meeting of the Shareholders for 2013 on June 12, 2013. Our Board of Directors, on the recommendation of the nomination and corporate governance committee, including its independent directors, selected and approved Dr. Clayton M. Christensen and Mr. Lee A. Daniels as nominees to replace the vacancies created by Mr. Maloof and Mr. Johnson's departures for election in Class III at the annual meeting of the stockholders. Both nominees were elected to the Board of Directors by vote of the shareholders at the 2013 Annual Meeting of Stockholders of The Ensign Group, Inc. on June 12, 2013.
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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Skilled Mix:
Days	26.1%	26.1%	26.9%	26.2%
Revenue	49.9%	50.4%	50.7%	50.5%
Quality Mix:
Days	39.9%	39.4%	40.3%	39.4%
Revenue	59.5%	60.1%	60.0%	60.0%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Occupancy:
Operational beds at end of period	13,135	11,972	13,135	11,972
Available patient days	1,175,906	1,080,302	2,281,232	2,147,464
Actual patient days	901,194	855,782	1,761,459	1,707,293
Occupancy percentage (based on operational beds)	76.6%	79.2%	77.2%	79.5%

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
The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$78,989	35.9%	$73,641	36.2%	$155,499	35.5%	$147,224	36.3%
Medicare	72,148	32.8	70,396	34.5	146,075	33.3	140,190	34.5
Medicaid-skilled	8,939	4.0	6,413	3.1	17,412	4.0	12,274	3.0
Total	160,076	72.7	150,450	73.8	318,986	72.8	299,688	73.8
Managed Care	27,375	12.5	25,730	12.6	56,560	12.9	51,422	12.7
Private and Other(1)	32,635	14.8	27,739	13.6	62,741	14.3	54,849	13.5
Total revenue	$220,086	100.0%	$203,919	100.0%	$438,287	100.0%	$405,959	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary businesses.
Critical Accounting Policies Update
There have been no significant changes during the three-month period ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

On July 31, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflects a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% multi-factor productivity adjustment (MFP) as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeded the actual market basket percentage change by 0.51%.

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
Additionally, on June 27, 2013, CMS announced proposed changes to the Medicare home health prospective payment system (HH PPS) payment rates and wage index for calendar year 2014. As required by the PPACA, this rule proposes rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. CMS projects that Medicare payments to home health agencies in calendar year 2014 will be reduced by 1.5%, or $290 million, reflecting the combined effects of the 2.4% home health payment update percentage, the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the NRS conversion factor, and the effects of ICD-9 coding adjustments. The proposed rule would also establish home health quality reporting requirements for 2014 payment and subsequent years and proposes to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities (SNF) and intermediate care facilities for individuals with intellectual disabilities (ICF-IID).

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

On August 2, 2013, CMS issued its final rule that would update fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices will see an estimated 1.0% ($160 million) increase in their payments for fiscal year 2014. The hospice payment increase is the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), and a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF). As finalized in this rule, CMS will update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index will be effective on October 1, 2013.
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

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the American Taxpayer Relief Act of 2012 which extends the exceptions process through December 31, 2013. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services are $1,880, respectively, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. These cap amounts increased to $1,900 in 2013. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and beginning October 1, 2012, CMS rolled out a pilot program requiring some therapy providers to submit pre-approval requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request to be pre-approved when the threshold was exceeded. The pilot program was rolled out to our facilities in groups beginning in October 2012 and ended in December 2012.

In addition, the Multiple Procedure Payment Reduction (MPPR) was increased from a 25% to 50% reduction applied to therapy by reducing payments for practice expense of the second and subsequent therapies when therapies are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day. The change from 25% of the practice expense to a 50% reduction went into effect for Medicare Part B services provided on or after April 1, 2013.

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

Federal Health Care Reform — On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act creates a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending, or budget sequestration, starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.
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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	79.9	79.5	80.3	79.5
U.S. Government inquiry settlement	—	—	7.5	—
Facility rent—cost of services	1.5	1.6	1.5	1.6
General and administrative expense	4.0	4.0	4.1	3.9
Depreciation and amortization	4.0	3.5	3.7	3.5
Total expenses	89.4	88.6	97.1	88.5
Income from operations	10.6	11.4	2.9	11.5
Other income (expense):
Interest expense	(1.4)	(1.5)	(1.4)	(1.4)
Interest income	—	—	—	—
Other expense, net	(1.4)	(1.5)	(1.4)	(1.4)
Income before provision for income taxes	9.2	9.9	1.5	10.1
Provision for income taxes	3.6	3.8	1.1	3.9
Income from continuing operations	5.6	6.1	0.4	6.2
Loss from discontinued operations	—	—	(0.4)	—
Net (loss) income	5.6	6.1	—	6.2
Less: net loss attributable to the noncontrolling interests	—	—	(0.1)	—
Net (loss) income attributable to The Ensign Group, Inc.	5.6%	6.1%	0.1%	6.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$31,926	$30,519	$29,268	$60,991
Adjusted EBITDA(1)(2)	33,404	33,955	67,316	65,168
EBITDAR(1)	35,264	33,874	35,920	67,666
Adjusted EBITDAR(1)(2)	36,489	37,129	73,460	71,491
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charge related to the U.S. Government inquiry;

•	Legal costs incurred in connection with the U.S. Government inquiry;

•	Settlement of a class action lawsuit;

•	Losses incurred by our newly opened urgent care centers;

•	Losses incurred by one newly constructed skilled nursing facility;

•	Acquisition-related costs; and

•	Costs incurred to recognize income tax credits.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income (loss) to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated statements of operations Data:
Net income (loss)	$12,404	$12,279	$(107)	$25,107
Net (income) loss attributable to noncontrolling interests	(37)	177	327	253
Loss from discontinued operations	26	119	1,774	185
Interest expense, net	3,016	3,062	6,038	5,936
Provision for income taxes	7,846	7,872	4,833	15,586
Depreciation and amortization	8,671	7,010	16,403	13,924
EBITDA	$31,926	$30,519	$29,268	$60,991
Facility rent—cost of services	3,338	3,355	6,652	6,675
EBITDAR	$35,264	$33,874	$35,920	$67,666
		$—
EBITDA	$31,926	$30,519	$29,268	$60,991
Charge related to the U.S. Government inquiry(a)	—	—	33,000	—
Legal costs(b)	206	593	1,013	848
Settlement of class action lawsuit(c)	609	2,596	609	2,596
Urgent care center losses(d)	438	20	1,352	20
(Earnings) losses at skilled nursing facility not at full operation(e)	(210)	—	1,256	—
Acquisition related costs(f)	147	46	226	120
Costs incurred to recognize income tax credits(g)	35	—	84	241
Rent related to non-core business items above(h)	253	181	508	352
Adjusted EBITDA	$33,404	$33,955	$67,316	$65,168
Facility rent—cost of services	3,338	3,355	6,652	6,675
Less: rent related to non-core business items above(h)	(253)	(181)	(508)	(352)
Adjusted EBITDAR	$36,489	$37,129	$73,460	$71,491
_______________________

(a)	Estimated liability related to our efforts to achieve a global, company-wide, resolution of any claims connected to the U.S. Department of Justice (DOJ) investigation.

(b)	Legal costs incurred in connection with the ongoing investigation into the billing and reimbursement processes of some of our subsidiaries being conducted by the DOJ.

(c)	Settlement of a class action lawsuit regarding minimum staffing requirements in the state of California.

(d)	Losses incurred at newly opened urgent care centers, excluding rent, depreciation, interest and income taxes.

(e)	(Earnings) losses incurred at one newly constructed skilled nursing facility which began operations during the first quarter of 2013, excluding rent, depreciation, interest and income taxes.

(f)	Costs incurred to acquire an operation which are not capitalizable.

(g)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(h)	Rent related to newly opened urgent care centers and one newly constructed skilled nursing facility which began operations during the first quarter of 2013, not included in items (d) and (e) above.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$220,086	$203,919	$16,167	7.9%
Number of facilities at period end	118	105	13	12.4%
Actual patient days	901,194	855,782	45,412	5.3%
Occupancy percentage — Operational beds	76.6%	79.2%		(2.6)%
Skilled mix by nursing days	26.1%	26.1%		—%
Skilled mix by nursing revenue	49.9%	50.4%		(0.5)%

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$165,482	$166,916	$(1,434)	(0.9)%
Number of facilities at period end	77	77	—	—%
Actual patient days	647,881	656,602	(8,721)	(1.3)%
Occupancy percentage — Operational beds	80.1%	81.3%		(1.2)%
Skilled mix by nursing days	28.1%	27.7%		0.4%
Skilled mix by nursing revenue	52.1%	52.3%		(0.2)%

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$34,363	$33,582	$781	2.3%
Number of facilities at period end	25	25	—	—%
Actual patient days	179,523	184,578	(5,055)	(2.7)%
Occupancy percentage — Operational beds	73.4%	75.5%		(2.1)%
Skilled mix by nursing days	20.1%	18.1%		2.0%
Skilled mix by nursing revenue	41.4%	39.3%		2.1%

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$20,241	$3,421	$16,820	NM
Number of facilities at period end	16	3	13	NM
Actual patient days	73,790	14,602	59,188	NM
Occupancy percentage — Operational beds	60.3%	51.0%		NM
Skilled mix by nursing days	16.0%	5.4%		NM
Skilled mix by nursing revenue	36.2%	11.9%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2010 to December 31, 2011.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2012.

Revenue. Revenue increased $16.2 million, or 7.9%, to $220.1 million for the three months ended June 30, 2013 compared to $203.9 million for the three months ended June 30, 2012. Of the $16.2 million increase, Medicare and managed care revenue increased $5.2 million, or 5.5%, Medicaid custodial revenue increased $5.3 million, or 7.3%, private and other revenue increased $4.9 million, or 17.7% and Medicaid skilled revenue increased $0.8 million, or 9.4%. Revenue generated by Recently Acquired Facilities increased by approximately $16.8 million. Since January 1, 2012, the Company has acquired sixteen facilities, five home health and four hospice operations in seven states.

Revenue generated by Same Facilities decreased $1.4 million, or 0.9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was primarily due to decreases in Medicare and managed care days of 8.0% and 3.3%, respectively, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was slightly offset by an increase in Medicare revenue per patient day of 1.6% during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was achieved despite a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. The increase in Medicare revenue per patient day was primarily due to an increase in the number of residents receiving higher acuity services and variations in the impact of the market basket increase on revenue per patient day.

Revenue at Transitioning Facilities increased by $0.8 million, or 2.3% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was achieved despite a decrease in Medicare revenue per patient day of 0.5% at Transitioning Facilities for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was primarily due to an increase in Medicare days of 6.5% during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2013	2012	2013	2012	2013	2012	2013	2012	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$560.84	$551.99	$465.37	$467.63	$481.92	$425.01	$541.47	$539.42	0.4%
Managed care	392.65	387.38	362.34	377.65	445.84	500.92	392.86	386.92	1.5%
Other skilled	455.29	463.65	702.87	568.24	—	—	459.84	465.22	(1.2)%
Total skilled revenue	489.35	489.77	453.90	454.85	473.42	430.71	484.87	486.00	(0.2)%
Medicaid	173.81	167.76	158.74	149.31	160.82	187.30	171.01	165.63	3.2%
Private and other payors	186.08	190.98	166.71	166.04	151.55	166.89	177.17	182.29	(2.8)%
Total skilled nursing revenue	$263.80	$259.40	$220.41	$209.72	$209.07	$196.85	$253.84	$251.31	1.0%

Same Facility Medicare daily rates increased by 1.6%, despite a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. The increase in Medicare daily rates was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day. The decrease in other skilled rates was primarily due to additional skilled services introduced at facilities in lower reimbursement environments. The average Medicaid rate increased 3.2% for the three months ended June 30, 2013 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Revenue:
Medicare	31.7%	33.8%	35.3%	33.5%	28.2%	10.9%	32.0%	33.6%
Managed care	14.7	13.3	5.0	5.1	8.0	1.0	13.1	12.2
Other skilled	5.7	5.2	1.1	0.7	—	—	4.8	4.6
Skilled mix	52.1	52.3	41.4	39.3	36.2	11.9	49.9	50.4
Private and other payors	7.6	7.6	21.9	23.7	13.0	15.4	9.6	9.7
Quality mix	59.7	59.9	63.3	63.0	49.2	27.3	59.5	60.1
Medicaid	40.3	40.1	36.7	37.0	50.8	72.7	40.5	39.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Days:
Medicare	14.9%	15.9%	16.7%	15.0%	12.2%	5.0%	15.0%	15.7%
Managed care	9.9	8.9	3.1	2.9	3.8	0.4	8.5	7.9
Other skilled	3.3	2.9	0.3	0.2	—	—	2.6	2.5
Skilled mix	28.1	27.7	20.1	18.1	16.0	5.4	26.1	26.1
Private and other payors	10.7	10.4	28.9	29.9	18.0	18.2	13.8	13.3
Quality mix	38.8	38.1	49.0	48.0	34.0	23.6	39.9	39.4
Medicaid	61.2	61.9	51.0	52.0	66.0	76.4	60.1	60.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $13.8 million, or 8.5%, to $175.9 million for the three months ended June 30, 2013 compared to $162.1 million for the three months ended June 30, 2012. Of the $13.8 million increase, Same Facilities decreased $1.3 million, or 1.0%, and Recently Acquired Facilities increased $13.7 million. The decrease at Same Facilities was primarily related to a decrease in liability insurance costs of $1.6 million. This decrease was realized primarily due to an additional $2.6 million in liability insurance costs recognized during the three months ended June 30, 2012 in connection with our settlement of a class action lawsuit regarding minimum staffing requirements in the state of California. This decrease was partially offset by a consolidated increase in our health insurance costs of $1.3 million, of which, $0.7 million was attributable to Same Facilities during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Cost of services increased as a percent of total revenue to 79.9% for the three months ended June 30, 2013 as compared to 79.5% for the three months ended June 30, 2012.
Facility Rent — Cost of Services. Facility rent — cost of services remained consistent at $3.3 million for the three months ended June 30, 2013 and 2012. Facility rent-cost of services decreased as a percent of total revenue to 1.5% for the three months ended June 30, 2013 as compared to 1.6% for the three months ended June 30, 2012.
General and Administrative Expense. General and administrative expense increased $0.8 million, or 9.0%, to $8.9 million for the three months ended June 30, 2013 compared to $8.1 million for the three months ended June 30, 2012. General and administrative expenses remained consistent as a percent of total revenue at 4.0% for the three months ended June 30, 2013 and 2012. The $0.8 million increase was primarily due to costs of enhancements made to our internal compliance team, as well as, overall increases in headcount as a result of growth through acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million, or 23.7%, to $8.7 million for the three months ended June 30, 2013 compared to $7.0 million for the three months ended June 30, 2012. Depreciation and amortization expense increased as a percent of total revenue to 4.0% for the three months ended June 30, 2013 as compared to 3.5% for the three months ended June 30, 2012. This increase was primarily related to the additional depreciation of $1.1 million at Recently Acquired Facilities, as well as an increase of $0.5 million at Same Facilities due to recent renovations and the purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under long-term lease agreements. Of the $1.1 million increase at Recently Acquired Facilities, $0.3 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net remained consistent at $3.0 million for the three months ended June 30, 2013 and 2012. Other expense, net decreased as a percent of total revenue to 1.4% for the three months ended June 30, 2013 as compared to 1.5% for the three months ended June 30, 2012.
Provision for Income Taxes. Provision for income taxes decreased $0.1 million, or 0.3%, to $7.8 million for the three months ended June 30, 2013 as compared to $7.9 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$438,287	$405,959	$32,328	8.0%
Number of facilities at period end	118	105	13	12.4%
Actual patient days	1,761,459	1,707,293	54,166	3.2%
Occupancy percentage — Operational beds	77.2%	79.5%		(2.3)%
Skilled mix by nursing days	26.9%	26.2%		0.7%
Skilled mix by nursing revenue	50.7%	50.5%		0.2%

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$336,213	$334,368	$1,845	0.6%
Number of facilities at period end	77	77	—	—%
Actual patient days	1,295,070	1,315,801	(20,731)	(1.6)%
Occupancy percentage — Operational beds	80.5%	81.5%		(1.0)%
Skilled mix by nursing days	28.7%	27.7%		1.0%
Skilled mix by nursing revenue	52.8%	52.2%		0.6%

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$69,107	$67,041	$2,066	3.1%
Number of facilities at period end	25	25	—	—%
Actual patient days	356,940	368,932	(11,992)	(3.3)%
Occupancy percentage — Operational beds	73.4%	75.5%		(2.1)%
Skilled mix by nursing days	20.7%	18.1%		2.6%
Skilled mix by nursing revenue	42.4%	39.8%		2.6%

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$32,967	$4,550	$28,417	NM
Number of facilities at period end	16	3	13	NM
Actual patient days	109,449	22,560	86,889	NM
Occupancy percentage — Operational beds	58.8%	51.2%		NM
Skilled mix by nursing days	16.6%	6.0%		NM
Skilled mix by nursing revenue	35.4%	11.9%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2010 to December 31, 2011.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2012.

Revenue. Revenue increased $32.3 million, or 8.0%, to $438.3 million for the six months ended June 30, 2013 compared to $406.0 million for the six months ended June 30, 2012. Of the $32.3 million increase, Medicare and managed care revenue increased $14.9 million, or 7.9%, Medicaid custodial revenue increased $8.3 million, or 5.6%, private and other revenue increased $7.9 million, or 14.4% and Medicaid skilled revenue increased $1.3 million, or 7.8%. Revenue generated by Recently Acquired Facilities increased by approximately $28.4 million. Since January 1, 2012, the Company has acquired sixteen facilities, five home health and four hospice operations in seven states.

Revenue generated by Same Facilities increased $1.8 million, or 0.6%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Medicare revenue per patient day increased 2.5% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was achieved despite a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. The remainder of the increase in Medicare revenue per patient day was due to an increase in the number of residents receiving higher acuity services and variations in the impact of the market basket increase on revenue per patient day.

Revenue at Transitioning Facilities increased by $2.1 million, or 3.1% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was achieved despite a decrease in Medicare revenue per patient day of 0.9% at Transitioning Facilities for the six months ended June 30, 2013. The increase was primarily due to an increase in the number of residents receiving higher acuity services resulting in an increase in skilled mix by nursing days of 2.6%, to 20.7%, which was the result of an increase in Medicare patient days at Transitioning Facilities of 8.2%.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2013	2012	2013	2012	2013	2012	2013	2012	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$565.29	$551.62	$468.31	$472.39	$465.65	$396.64	$545.28	$539.85	1.0%
Managed care	393.21	383.79	375.71	398.77	442.58	500.92	393.20	384.60	2.2%
Other skilled	463.33	460.39	706.22	565.34	—	—	467.58	461.93	1.2%
Total skilled revenue	492.07	488.26	457.55	462.42	461.64	402.41	487.32	485.44	0.4%
Medicaid	175.26	168.07	158.14	150.21	171.71	194.30	173.00	165.96	4.2%
Private and other payors	187.41	192.56	169.56	164.41	152.19	170.57	179.74	182.92	(1.7)%
Total skilled nursing revenue	$267.35	$259.42	$223.40	$211.05	$216.74	$202.47	$258.43	$251.80	2.6%

Same Facility Medicare daily rates increased by 2.5%, despite a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. The increase in Medicare daily rates was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day. The decrease in other skilled rates was primarily due to additional skilled services introduced at facilities in lower reimbursement environments. The average Medicaid rate increased 4.2% for the six months ended June 30, 2013 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Revenue:
Medicare	32.1%	33.9%	35.9%	33.9%	29.5%	11.1%	32.4%	33.8%
Managed care	15.2	13.1	5.5	5.2	5.9	0.8	13.6	12.1
Other skilled	5.5	5.2	1.0	0.7	—	—	4.7	4.6
Skilled mix	52.8	52.2	42.4	39.8	35.4	11.9	50.7	50.5
Private and other payors	7.4	7.6	21.7	22.9	11.3	15.4	9.3	9.5
Quality mix	60.2	59.8	64.1	62.7	46.7	27.3	60.0	60.0
Medicaid	39.8	40.2	35.9	37.3	53.3	72.7	40.0	40.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Days:
Medicare	15.2%	15.9%	17.2%	15.1%	13.7%	5.7%	15.4%	15.8%
Managed care	10.3	8.9	3.2	2.8	2.9	0.3	8.9	7.9
Other skilled	3.2	2.9	0.3	0.2	—	—	2.6	2.5
Skilled mix	28.7	27.7	20.7	18.1	16.6	6.0	26.9	26.2
Private and other payors	10.5	10.3	28.6	29.5	16.2	18.2	13.4	13.2
Quality mix	39.2	38.0	49.3	47.6	32.8	24.2	40.3	39.4
Medicaid	60.8	62.0	50.7	52.4	67.2	75.8	59.7	60.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $29.3 million, or 9.1%, to $352.0 million for the six months ended June 30, 2013 compared to $322.7 million for the six months ended June 30, 2012. Of the $29.3 million increase, Same Facilities increased $1.3 million, or 0.5%, and Recently Acquired Facilities increased $25.4 million. Cost of services increased as a percent of total revenue to 80.3% for the six months ended June 30, 2013 as compared to 79.5% for the six months ended June 30, 2012.

U.S. Government Inquiry Settlement. During the first quarter of the current year, the Company accrued an additional estimated liability of $33.0 million related to the investigation into some of our subsidiaries conducted by the Department of Justice (DOJ). See further discussion of the DOJ investigation and related estimated settlement in Liquidity and Capital Resources.
Facility Rent — Cost of Services. Facility rent — cost of services remained consistent at $6.7 million for the six months ended June 30, 2013 and 2012. Facility rent-cost of services decreased as a percent of total revenue to 1.5% for the six months ended June 30, 2013 as compared to 1.6% for the six months ended June 30, 2012.
General and Administrative Expense. General and administrative expense increased $1.9 million, or 11.9%, to $17.7 million for the six months ended June 30, 2013 compared to $15.8 million for the six months ended June 30, 2012. General and administrative expenses increased as a percent of total revenue to 4.1% for the six months ended June 30, 2013, as compared to 3.9% for the six months ended June 30, 2012. The $1.9 million increase was primarily due to increased legal costs incurred in connection with the investigation into the billing and reimbursement process of some of our subsidiaries conducted by the Department of Justice (DOJ), as well as costs of enhancements made to our internal compliance team.

Depreciation and Amortization. Depreciation and amortization expense increased $2.5 million, or 17.8%, to $16.4 million for the six months ended June 30, 2013 compared to $13.9 million for the six months ended June 30, 2012. Depreciation and amortization expense increased as a percent of total revenue to 3.7% for the six months ended June 30, 2013 as compared to 3.5% for the six months ended June 30, 2012. This increase was primarily related to the additional depreciation of $1.6 million at Recently Acquired Facilities, as well as an increase of $0.9 million at Same Facilities due to recent renovations and the purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under long-term lease agreements. Of the $1.6 million increase at Recently Acquired Facilities, $0.3 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.1 million, or 1.7%, to $6.0 million for the six months ended June 30, 2013 compared to $5.9 million for the six months ended June 30, 2012. Other expense, net remained consistent as a percent of total revenue at 1.4% for the six months ended June 30, 2013 and 2012.
Provision for Income Taxes. Provision for income taxes decreased $10.8 million, or 69.0%, to $4.8 million for the six months ended June 30, 2013 compared to $15.6 million for the six months ended June 30, 2012. This decrease resulted from the decrease in income before income taxes of $34.4 million, or 84.1%.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations, proceeds from our IPO, long-term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations or proceeds from our IPO. Cash paid for business acquisitions was $39.3 million and $18.0 million for the six months ended June 30, 2013 and 2012, respectively. There were no asset acquisitions executed in either period during the six months ended June 30, 2013 or 2012. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $13.4 million and $16.4 million for the six months ended June 30, 2013 and 2012, respectively. We currently have a combined $30.0 million budgeted for renovation projects for 2013.

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

Our cash and cash equivalents as of June 30, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2013, we held debt security investments of approximately $22.7 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$26,607	$25,060
Net cash used in investing activities	(46,891)	(35,830)
Net cash provided by financing activities	7,098	13,971
Net (decrease) increase in cash and cash equivalents	(13,186)	3,201
Cash and cash equivalents at beginning of period	40,685	29,584
Cash and cash equivalents at end of period	$27,499	$32,785
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net cash provided by operations for the six months ended June 30, 2013 was $26.6 million compared to $25.1 million for the six months ended June 30, 2012, an increase of $1.5 million. This increase was primarily due our improved operating results, which contributed $59.8 million during the six months ended June 30, 2013 after adding back depreciation and amortization, U.S. Government inquiry settlement, deferred income taxes, provision for doubtful accounts, share-based compensation, excess tax benefits from share-based compensation and loss on disposition of property and equipment (non-cash charges), as compared to $44.0 million for the six months ended June 30, 2012, an increase of $15.8 million. This increase was offset by payments for income taxes of $10.2 million due to the timing of payments and increases in accounts receivable outstanding of $4.7 million.
Net cash used in investing activities for the six months ended June 30, 2013 was $46.9 million compared to $35.8 million for the six months ended June 30, 2012, an increase of $11.1 million. The increase was primarily the result of $52.6 million in cash paid for business acquisitions and purchased property and equipment during the six months ended June 30, 2013 as compared to $34.4 million during the six months ended June 30, 2012.
Net cash provided by financing activities for the six months ended June 30, 2013 was $7.1 million as compared to $14.0 million for the six months ended June 30, 2012, a decrease of $6.9 million. This decrease was primarily due to the $21.5 million in proceeds received from the 2012 RBS Loan during the six months ended June 30, 2012 compared to additional borrowing on the revolving credit facility portion of the Senior Credit Facility of $10.0 million received during the six months ended June 30, 2013. The reduction in long-term debt proceeds received was partially offset by a decrease in long-term debt repayments from $8.3 million for the six months ended June 30, 2012 to $3.6 million for the six months ended June 30, 2013, a difference of $4.7 million. The decrease is due to the use of long-term debt proceeds to repay existing debt in the prior year.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of June 30, 2013 and the years ended December 31, 2012, 2011, 2010 and 2009 were as follows:

	December 31,				June 30,
	2009	2010	2011	2012	2013
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	$89,375	$97,500
Ten Project Note	53,200	52,229	51,185	50,072	49,474
Six Project Loan	39,970	39,495	—	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	68,245	67,197
Bond payable	1,232	1,038	—	—	—
Total	$109,466	$142,506	$187,870	$207,692	$214,171

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,					June 30,
	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	63	77	82	102	108	118
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On April 22, 2013, we entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. Department of Justice (DOJ) and related federal agencies in an amount up to $50,000 and (ii) permit us to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility, as amended, remain in full force.

On February 1, 2013, we entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revised the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million, of which $30.0 million was drawn as of June 30, 2013, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remained in full force and effect as described below.

On July 15, 2011, we entered into the Senior Credit Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments that commenced on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Interest rates per annum applicable to the Senior Facility will be, at our option, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the Senior Credit Facility) plus an initial margin of 1.5%. Under the terms of the Senior Credit Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the Senior Credit Facility agreement. Amounts borrowed pursuant to the Senior Credit Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 5, Fair Value Measurements in Notes to Condensed Consolidated Financial Statements.

Among other things, under the Senior Credit Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of June 30, 2013, we were in compliance with all loan covenants. As of June 30, 2013, our subsidiaries had $97.5 million outstanding on the Senior Credit Facility.

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

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of June 30, 2013, we were in compliance with all loan covenants. As of June 30, 2013, our subsidiaries had $20.7 million outstanding on the 2012 RBS Loan.

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

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of June 30, 2013, we were in compliance with all loan covenants. As of June 30, 2013, our subsidiaries had $32.7 million outstanding on the 2010 RBS Loan.
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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of June 30, 2013, we were in compliance with all loan covenants. As of June 30, 2013, our subsidiaries had $49.5 million outstanding on the Ten Project Note.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of June 30, 2013, our subsidiaries had $9.1 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of June 30, 2013, the balance outstanding on this mortgage loan was approximately $5.5 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
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

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock.  During the year ended December 31, 2012, we repurchased 7,340 shares for a total of $0.2 million. There have been no share repurchases during the six months ended June 30, 2013.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.4 million for both periods during the six months ended June 30, 2013 and 2012, respectively.
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
In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount). In addition, we have commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. We expect to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the third quarter of 2013, once the agreement has been fully documented.
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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to us. We have reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.We are exposed to interest rate changes in connection with the revolving credit facility portion of the Senior Credit Facility, which is available but historically has not regularly been used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Senior Credit Facility is available and could be used for short-term borrowing purposes. As of June 30, 2013, we had outstanding borrowings under the revolving credit facility portion of the Facility of $30.0 million.

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

Our cash and cash equivalents as of June 30, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2013, we held debt security investments of approximately $22.7 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2013, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, for more information regarding our legal proceedings, please see Note 16, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

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
In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount). In addition, we have commenced discussions regarding the scope of a potential corporate integrity agreement with the Office of Inspector General-HHS as part of the resolution, the specific terms and conditions of which remain under discussion. We expect to finalize and execute the corporate integrity agreement and remit the full Reserve Amount to the government in the third quarter of 2013, once the agreement has been fully documented.
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

We derived 39.9% and 39.5% of our revenue from the Medicaid program for the three and six months ended June 30, 2013 and 39.3% for both periods during the three and six months ended June 30, 2012, respectively. We derived 32.8% and 33.3% of our revenue from the Medicare program for the three and six months ended June 30, 2013 and 34.5% for both periods during the three and six months ended June 30, 2012, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On July 31, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflects a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% MFP adjustment as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeded the actual market basket percentage change by 0.51%.

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
Additionally, on June 27, 2013, CMS announced proposed changes to the Medicare home health prospective payment system (HH PPS) payment rates and wage index for calendar year 2014. As required by the PPACA, this rule proposes rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. CMS projects that Medicare payments to home health agencies in calendar year 2014 will be reduced by 1.5%, or $290 million, reflecting the combined effects of the 2.4% home health payment update percentage, the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the NRS conversion factor, and the effects of ICD-9 coding adjustments. The proposed rule would also establish home health quality reporting requirements for 2014 payment and subsequent years and proposes to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities (SNF) and intermediate care facilities for individuals with intellectual disabilities (ICF-IID).

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

On August 2, 2013, CMS issued its final rule that would update fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices will see an estimated 1.0% ($160 million) increase in their payments for fiscal year 2014. The hospice payment increase is the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), and a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF). As finalized in this rule, CMS will update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index will be effective on October 1, 2013.
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

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which concluded in 2012. HHS indicates it will complete an evaluation of the demonstration program in the autumn of 2013, and any permanent value-based purchasing program for skilled nursing facilities will be implemented after that evaluation.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of June 30, 2013, we had one facility under probe review.

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

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the American Taxpayer Relief Act of 2012 which extends the exceptions process through December 31, 2013. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services are $1,880, respectively, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. These cap amounts increased to $1,900 in 2013. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and beginning October 1, 2012, CMS rolled out a pilot program requiring some therapy providers to submit pre-approval requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request to be pre-approved when the threshold was exceeded. The pilot program was rolled out to our facilities in groups beginning in October 2012 and ended in December 2012.

In addition, the Multiple Procedure Payment Reduction (MPPR) was increased from a 25% to 50% reduction applied to therapy by reducing payments for practice expense of the second and subsequent therapies when therapies are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day. The change from 25% of the practice expense to a 50% reduction went into effect for Medicare Part B services provided on or after April 1, 2013.

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

On January 25, 2013 the Department of Health and Human Services promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of the Department regarding HIPAA violations. In addition, any breach of individually identifiable health information can result in obligations under HIPAA and state laws to notify patients, federal and state agencies, and in some cases media outlets, regarding the breach incident. Breach incidents and violations of HIPAA or state privacy and security laws could subject us to significant penalties, and could have a significant impact on our business. The new HIPAA regulations are effective as of March 26, 2013, and compliance is generally required by September 23, 2013.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the six months ended June 30, 2013, 72.8% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of the Company's competitors. The Company expects the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims.
A class action staffing suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company's California facilities. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $5.6 million, of which, approximately $0.6 million of this amount was recorded in the quarter ended June 30, 2013, with the balance having been expensed in prior periods. The settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.

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

On February 26, 2009, Congress reintroduced the Fairness in Nursing Home Arbitration Act of 2009. After failing to be enacted into law in the 110th Congress in 2008, the Fairness in Nursing Home Arbitration Act of 2009 was introduced in the 111th Congress and referred to the House and Senate judiciary committees in March 2009. The 111th Congress did not pass the bill and therefore has been cleared from the present agenda. This bill was reintroduced in the 112th Congress as the Fairness in Nursing Home Arbitration Act of 2012, and was referred to the House Judiciary committee. If enacted, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective residents move in, to prevent nursing home operators and prospective residents from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

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

During the six months ended June 30, 2013, we acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations and three hospice operations with a total of 652 operational skilled nursing beds and 281 operational assisted living units. During the year ended December 31, 2012, we acquired six facilities and three business with a total of 441 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

At June 30, 2013, we had $214.9 million of outstanding indebtedness under the Senior Credit Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $132.9 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

10.1
Results of the votes of the Company's stockholders on matters voted upon at the Annual Meeting of Stockholders of The Ensign Group, Inc., held on June 12, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2013).

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

THE ENSIGN GROUP, INC.

August 7, 2013	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

10.1
Results of the votes of the Company's stockholders on matters voted upon at the Annual Meeting of Stockholders of The Ensign Group, Inc., held on June 12, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2013).

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