Form 10-Q
period 2013-09-30
ENSIGN GROUP, INC
filed 2013-11-07
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 4, 2013, 22,004,590 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$45,997	$40,685
Accounts receivable—less allowance for doubtful accounts of $15,568 and $13,811 at September 30, 2013 and December 31, 2012, respectively	102,428	94,187
Investments—current	3,783	5,195
Prepaid income taxes	11,435	3,787
Prepaid expenses and other current assets	7,700	8,606
Deferred tax asset—current	13,966	14,871
Assets held for sale—current (Note 4)	—	268
Total current assets	185,309	167,599
Property and equipment, net	479,837	447,855
Insurance subsidiary deposits and investments	18,712	17,315
Escrow deposits	250	4,635
Deferred tax asset	3,576	2,234
Restricted and other assets	12,086	8,640
Intangible assets, net	5,976	6,115
Long-term assets held for sale (Note 4)	—	11,324
Goodwill	24,754	21,557
Other indefinite-lived intangibles	7,740	3,588
Total assets	$738,240	$690,862
Liabilities and equity
Current liabilities:
Accounts payable	$22,212	$26,069
Accrued charge related to U.S. Government inquiry (Note 17)	48,000	15,000
Accrued wages and related liabilities	35,628	35,847
Accrued self-insurance liabilities—current	16,154	16,034
Liabilities held for sale—current (Note 4)	—	339
Other accrued liabilities	21,525	20,871
Current maturities of long-term debt	7,354	7,187
Total current liabilities	150,873	121,347
Long-term debt—less current maturities	205,046	200,505
Accrued self-insurance liabilities—less current portion	35,393	34,849
Fair value of interest rate swap	2,003	2,866
Long-term liabilities held for sale (Note 4)	—	130
Deferred rent and other long-term liabilities	3,155	3,281
Total liabilities	396,470	362,978

Commitments and contingencies (Note 17)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,499 and 21,978 shares issued and outstanding at September 30, 2013, respectively, and 22,244 and 21,719 shares issued and outstanding at December 31, 2012, respectively	22	22
Additional paid-in capital	98,077	90,949
Retained earnings	245,710	239,344
Common stock in treasury, at cost, 295 and 301 shares at September 30, 2013 and December 31, 2012, respectively	(2,059)	(2,099)
Accumulated other comprehensive loss	(1,214)	(1,745)
Total Ensign Group, Inc. stockholders' equity	340,536	326,471
Non-controlling interest	1,234	1,413
Total equity	341,770	327,884
Total liabilities and equity	$738,240	$690,862
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$229,261	$206,691	$667,548	$612,650
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	186,172	164,579	538,146	487,291
U.S. Government inquiry settlement (Note 17)	—	—	33,000	—
Facility rent—cost of services	3,404	3,359	10,056	10,034
General and administrative expense	10,601	8,099	28,321	23,933
Depreciation and amortization	8,795	7,147	25,198	21,071
Total expenses	208,972	183,184	634,721	542,329
Income from operations	20,289	23,507	32,827	70,321
Other income (expense):
Interest expense	(3,181)	(3,092)	(9,441)	(9,131)
Interest income	141	69	363	172
Other expense, net	(3,040)	(3,023)	(9,078)	(8,959)
Income before provision for income taxes	17,249	20,484	23,749	61,362
Provision for income taxes	6,607	7,528	11,440	23,114
Income from continuing operations	10,642	12,956	12,309	38,248
(Loss) income from discontinued operations, net of income tax (benefit) provision of ($38) and ($1,157) for the three and nine months ended September 30, 2013 and $34 and ($44) for the three and nine months ended September 30, 2012, respectively (Note 4)	(30)	80	(1,804)	(105)
Net income	10,612	13,036	10,505	38,143
Less: net income (loss) attributable to noncontrolling interests	148	(258)	(179)	(511)
Net income attributable to The Ensign Group, Inc.	$10,464	$13,294	$10,684	$38,654
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$10,494	$13,214	$12,488	$38,759
(Loss) income from discontinued operations, net of income tax	(30)	80	(1,804)	(105)
Net income attributable to The Ensign Group, Inc.	$10,464	$13,294	$10,684	$38,654
Net income (loss) per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.48	$0.61	$0.57	$1.81
Income (loss) from discontinued operations	$—	$0.01	$(0.08)	$—
Net income attributable to The Ensign Group, Inc.	$0.48	$0.62	$0.49	$1.81
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.47	$0.60	$0.56	$1.77
Loss from discontinued operations	$—	$—	$(0.08)	$—
Net income attributable to The Ensign Group, Inc.	$0.47	$0.60	$0.48	$1.77
Weighted average common shares outstanding:
Basic	21,941	21,488	21,857	21,369
Diluted	22,409	22,010	22,316	21,899
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$10,612	$13,036	$10,505	$38,143
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of income tax expense (benefit) of $27 and ($332) for the three and nine months ended September 30, 2013, respectively, and $154 and $380 for the three and nine months ended September 30, 2012, respectively.	(28)	(239)	531	(593)
Comprehensive income	10,584	12,797	11,036	37,550
Less: net income (loss) attributable to noncontrolling interests	148	(258)	(179)	(511)
Comprehensive income attributable to The Ensign Group, Inc.	$10,436	$13,055	$11,215	$38,061

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$10,505	$38,143
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 4)	2,837	—
U.S. Government inquiry accrual (Note 17)	33,000	—
Depreciation and amortization	25,229	21,145
Amortization of deferred financing fees and debt discount	616	620
Deferred income taxes	(768)	124
Provision for doubtful accounts	8,505	6,195
Share-based compensation	2,932	2,484
Excess tax benefit from share-based compensation	(1,501)	(1,145)
Gain on sale of equity method investment	(380)	—
Loss on disposition of property and equipment	1,164	258
Change in operating assets and liabilities
Accounts receivable	(16,746)	(17,938)
Prepaid income taxes	(7,648)	2,650
Prepaid expenses and other current assets	987	(306)
Insurance subsidiary deposits and investments	14	(5,651)
Accounts payable	(2,950)	1,143
Accrued wages and related liabilities	(219)	(7,090)
Other accrued liabilities	1,241	4,853
Accrued self-insurance	552	5,796
Deferred rent liability	(260)	312
Net cash provided by operating activities	57,110	51,593
Cash flows from investing activities:
Purchase of property and equipment	(21,884)	(26,755)
Cash payment for business acquisitions	(45,364)	(22,557)
Cash payment for asset acquisitions	—	(11,261)
Escrow deposits	(250)	—
Escrow deposits used to fund business acquisitions	4,635	175
Cash Proceeds on sale of urgent care franchising business, net of note receivable	3,610	—
Cash proceeds on sale of equity method investment	1,600	—
Cash proceeds from the sale of property and equipment	787	39
Restricted and other assets	(180)	(1,482)
Net cash used in investing activities	(57,046)	(61,841)
Cash flows from financing activities:
Proceeds from issuance of debt	10,000	21,525
Payments on long-term debt	(5,383)	(10,055)
Repurchase of shares of common stock	—	(174)
Issuance of treasury stock upon exercise of options	40	386
Issuance of common stock upon exercise of options	2,694	3,996
Dividends paid	(2,874)	(3,873)
Excess tax benefit from share-based compensation	1,501	1,145
Payments of deferred financing costs	(730)	(258)
Net cash provided by financing activities	5,248	12,692
Net increase in cash and cash equivalents	5,312	2,444
Cash and cash equivalents beginning of period	40,685	29,584
Cash and cash equivalents end of period	$45,997	$32,028
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,464	$9,220
Income taxes	$17,238	$19,116
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$—	$11,600
Accrued capital expenditures	$826	$899
Note receivable on sale of urgent care franchising business	$4,000	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 119 facilities, nine home health and seven hospice operations, six urgent care centers and a mobile x-ray and diagnostic company as of September 30, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile x-ray and diagnostic, and urgent care services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. The Company's facilities have a collective capacity of approximately 13,000 operational skilled nursing, assisted living and independent living beds. As of September 30, 2013, the Company owned 96 of its 119 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities.
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

Spin-Off — On November 7, 2013, the Company announced a proposed plan to separate its healthcare business and its real estate business into two separate, publicly traded companies:

•	Ensign, which will continue to provide healthcare services through its existing operations; and

•	CareTrust REIT, Inc. (CareTrust), which will own, acquire and lease real estate serving the healthcare industry.

The Company intends accomplish the proposed separation by distributing all of the outstanding shares of CareTrust common stock to the Company’s stockholders on a pro rata basis (the Spin-Off). At the time of the Spin-Off, CareTrust, which is currently a wholly owned subsidiary of the Company, will hold substantially all of the real property owned by the Company, and will own and operate three independent living facilities. After the Spin-Off, all of these properties (except for three independent living facilities that CareTrust will operate) will be leased to the Company on a triple-net basis, under which the Company will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. See further discussion at Note 2, Proposed Spin-Off of Real Estate Assets Through a Real Estate Investment Trust (REIT).

In accordance with Accounting Standards Codification (ASC) 505-60, Equity-Spinoffs and Reverse Spinoffs, the accounting for the separation of the Company follows its legal form, with Ensign as the legal and accounting spinnor and CareTrust as the legal and accounting spinnee, due to the relative significance of Ensign’s healthcare business, the relative fair values of the respective companies, the retention of all senior management except Mr. Stapley by Ensign, and other relevant indicators.
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 (collectively, the Interim Financial Statements), are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. PROPOSED SPIN-OFF OF REAL ESTATE ASSETS THROUGH A REAL ESTATE INVESTMENT TRUST (REIT)

On November 7, 2013, the Company announced a proposed plan to separate its healthcare business and its real estate business into two separate, publicly traded companies:

•	Ensign, which will continue to provide healthcare services through its existing operations; and

•	CareTrust, which will own, acquire and lease real estate serving the healthcare industry.

The Company intends to accomplish the proposed separation through a Spin-Off in which it will distribute all of the outstanding shares of CareTrust common stock to the Company’s stockholders on a pro rata basis. At the time of the Spin-Off, CareTrust, which is currently a wholly owned subsidiary of the Company, will hold substantially all of the real property owned by the Company, and will own and operate three independent living facilities. After the Spin-Off, all of these properties (except for the three independent living facilities that CareTrust will operate) will be leased to the Company on a triple-net basis, under which the Company will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

As part of the proposed Spin-Off, CareTrust intends to elect to be taxed and intends to qualify as a real estate investment trust (REIT) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2014. As a REIT, CareTrust will have to satisfy certain requirements relating to diversity of ownership, including a requirement that not more than 50% of its stock may be owned by five or fewer individuals. In order to help CareTrust satisfy the REIT requirements, its charter will include “excess share” provisions typical for REITs that will prohibit ownership of more than 9.8% of its outstanding shares. On November 7, 2013, the board of directors of the Company adopted a stockholder rights plan to discourage anyone from exceeding this ownership level at the Company prior to the Spin-Off, and thereby facilitate CareTrust’s REIT qualification after the Spin-Off. In connection with the adoption of the stockholder rights plan, the board of directors declared a dividend of one right (a Right) for each share of Company common stock held by stockholders of record at the close of business on November 18, 2013. The Company will also issue one Right with each new share of the Company’s common stock that is subsequently issued while the stockholder rights plan is in place. The Rights are issued pursuant to a Rights Agreement, dated as of November 7, 2013 (the Rights Agreement), between the Company and Registrar and Transfer Company, as Rights Agent. Initially, the Rights will not be exercisable and will trade with the shares of Company common stock. The Rights will generally be exercisable only if a person or group becomes an “acquiring person” by (i) acquiring beneficial ownership of 9.8% or more of the Company's common stock or, in the case of any person (including such person’s affiliates and associates) that beneficially owns 9.8% or more of the Company's common stock, upon the acquisition of additional shares by such person, or (ii) commencing a tender offer or exchange offer which, if consummated, could result in a person owning 9.8% or more of the Company's common stock.

If a person or group becomes an acquiring person, the Rights will generally entitle each holder, other than the acquiring person, to acquire, for the exercise price of $200 per Right (subject to adjustment), shares of the Company's common stock (or, in certain circumstances, other consideration) having a market value equal to twice the exercise price. The Rights will expire at 5:00 P.M., New York City time, on the earlier of (i) the first business day after consummation of the proposed Spin-Off, or (ii) November 6, 2014, unless redeemed or exchanged earlier or unless the board of directors extends the expiration date. The Rights will not prevent a takeover of the Company, but may cause substantial dilution to a person that acquires 9.8% or more of the Company’s common stock.

The proposed Spin-Off is conditioned on, among other things, final approval by the Board of Directors of the Company, the receipt of a ruling from the IRS that, among other things the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes, the receipt of an opinion of counsel as to the satisfaction of certain requirements for such tax-free treatment and, the receipt of an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014, CareTrust has been organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at September 30, 2013.

On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations for all periods presented (see Note 4, Discontinued Operations) in the accompanying Interim Financial Statements. Certain assets and liabilities included in the sale of DRX have been presented as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2012. In addition, the results of operations of DRX and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.
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

Business Segments — The Company has a single reportable segment — long-term care services, which includes providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reportable segment.

Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, interest rate swap agreements, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The interest rate swap is carried at fair value on the balance sheet. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments in Note 6, Fair Value Measurements.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from the Medicare and Medicaid programs accounted for 71.2% and 72.2% of the Company’s revenue for the three and nine months ended September 30, 2013, respectively, and 73.8% for both the three and nine months ended September 30, 2012. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three and nine months ended September 30, 2013 and 2012.
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
Equity Investment — As of December 31, 2012, one of the Company's subsidiaries had a non-marketable equity investment which was accounted for under the equity method. The investment was initially recorded at cost and the Company adjusted the carrying amount for its share of the earnings or losses of the investee after the date of investment. On April 23, 2013, the Company entered into a common unit redemption agreement with the investee where the non-marketable equity investment was repurchased. See further discussion at Note 12, Restricted and Other Assets.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three and nine months ended September 30, 2013 or 2012.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual operations. The Company performs its annual test for impairment during the fourth quarter of each year. See further discussion at Note 11, Goodwill and Other Indefinite-Lived Intangible Assets.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after April 1, 2013, the combined self-insured retention was $500 per claim with an aggregate $1,750 deductible limit. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $10,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the $10,000 blanket aggregate applicable to our other 113 facilities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The self-insured retention and deductible limits for general and professional liability and workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $31,350 and $33,215 as of September 30, 2013 and December 31, 2012, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $14,174 and $11,983 as of September 30, 2013 and December 31, 2012, respectively.
In addition, the Company has recorded an asset and equal liability of $3,330 and $3,219 at September 30, 2013 and December 31, 2012, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,693 and $2,467 at September 30, 2013 and December 31, 2012, respectively.
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

Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss) — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of September 30, 2013, accumulated other comprehensive losses were $2,003, recorded net of tax of $789 or $1,214, in stockholders' equity. As of December 31, 2012, accumulated other comprehensive losses were $2,866, net of tax of $1,121 or $1,745.

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

4. DISCONTINUED OPERATIONS

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the nine months ended September 30, 2013. The assets acquired at the initial purchase of DRX, including noncontrolling interest, were recorded at fair value. The initial fair value was greater than total cash paid to acquire all interests in DRX and the subsequent sale price. The sale of DRX has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of income. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on the Company's condensed consolidated balance sheets as of December 31, 2012.

A summary of discontinued operations follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$459	$728	$968
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	(68)	(298)	(807)	(1,014)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	—	—	(2,837)	—
Facility rent—cost of services	—	(15)	(12)	(29)
Depreciation and amortization	—	(32)	(33)	(74)
(Loss) income from discontinued operations	(68)	114	(2,961)	(149)
(Benefit from) provision for income taxes	(38)	34	(1,157)	(44)
(Loss) income from discontinued operations, net of income tax	$(30)	$80	$(1,804)	$(105)

A summary of the net assets held for sale are as follows (in thousands):

	September 30, 2013	December 31, 2012
Current assets	$—	$268
Long-term assets:
Goodwill, net	—	1,099
Other identifiable intangible assets, net	—	10,200
Other long-term assets, net	—	25
Total assets held for sale	—	11,592

Current liabilities	—	(339)
Long-term liabilities	—	(130)
Total liabilities held for sale	—	(469)
Net assets held for sale	$—	$11,123

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing income from continuing operations attributable to The Ensign Group, Inc. stockholders by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$10,642	$12,956	$12,309	$38,248
Less: net income (loss) attributable to noncontrolling interests	148	(258)	(179)	(511)
Income from continuing operations attributable to The Ensign Group, Inc.	10,494	13,214	12,488	38,759
(Loss) income from discontinued operations, net of income tax	(30)	80	(1,804)	(105)
Net income attributable to The Ensign Group, Inc.	$10,464	$13,294	$10,684	$38,654

Denominator:
Weighted average shares outstanding for basic net income per share	21,941	21,488	21,857	21,369

Basic net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.48	$0.61	$0.57	$1.81
Income (loss) from discontinued operations	$—	$0.01	$(0.08)	$—
Net income attributable to The Ensign Group, Inc.	$0.48	$0.62	$0.49	$1.81

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$10,642	$12,956	$12,309	$38,248
Less: net income (loss) attributable to the noncontrolling interests	148	(258)	(179)	(511)
Income from continuing operations attributable to The Ensign Group, Inc.	10,494	13,214	12,488	38,759
(Loss) income from discontinued operations, net of income tax	(30)	80	(1,804)	(105)
Net income attributable to The Ensign Group, Inc.	$10,464	$13,294	$10,684	$38,654
Denominator:
Weighted average common shares outstanding	21,941	21,488	21,857	21,369
Plus: incremental shares from assumed conversion (1)	468	522	459	530
Adjusted weighted average common shares outstanding	22,409	22,010	22,316	21,899
Diluted net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.47	$0.60	$0.56	$1.77
Loss from discontinued operations	$—	$—	$(0.08)	$—
Net income attributable to The Ensign Group, Inc.	$0.47	$0.60	$0.48	$1.77
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 249 and 402 for the three and nine months ended September 30, 2013 and 269 and 271 for the three and nine months ended September 30, 2012, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,997	$—	$—	$40,685	$—	$—
Fair value of interest rate swap	$—	$2,003	$—	$—	$2,866	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 3 for further discussion of our significant accounting policies.

Debt Security Investments - Held to Maturity

At September 30, 2013 and December 31, 2012, the Company had approximately $22,495 and $22,510, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at September 30, 2013, $6,115 is held in AA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, and $16,380 is held in A-rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $269 and $783 for the three and nine months ended September 30, 2013 and $240 and $710 for the three and nine months ended September 30, 2012, respectively. In addition, based on the September 30, 2013 interest rate swap valuation, the Company expects to record swap interest expense of approximately $1,000 during the year ended December 31, 2013.

The Company assesses hedge effectiveness at inception and on an ongoing basis by performing a regression analysis. The regression analysis compares the historical monthly changes in fair value of the interest rate swap to the historical monthly changes in the fair value of a hypothetically perfect interest rate swap over the trailing 30 months. The change in fair value of the hypothetical derivative is regarded as a proxy for the present value of the cumulative change in the expected future cash flows on the hedged transaction. The regression analysis serves as the Company's prospective and retrospective assessment of hedge effectiveness. Assuming the hedging relationship qualifies as highly effective, the actual swap will be recorded at fair value on the balance sheet and accumulated other comprehensive income (loss) will be adjusted to reflect the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the hypothetical derivative.

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of September 30, 2013 of $2,003, net of tax of $789, or $1,214, in stockholders' equity, compared to $2,866 net of tax of $1,121, or $1,745 as of December 31, 2012. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2013 and 2012 is summarized in the following tables:

	Three Months Ended September 30,
	2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$81,802	35.7%	$76,709	37.1%
Medicare	72,138	31.5	69,526	33.6
Medicaid — skilled	9,204	4.0	6,316	3.1
Total Medicaid and Medicare	163,144	71.2	152,551	73.8
Managed care	30,886	13.5	26,316	12.7
Private and other payors(1)	35,231	15.3	27,824	13.5
Revenue	$229,261	100.0%	$206,691	100.0%

	Nine Months Ended September 30,
	2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$237,301	35.5%	$223,934	36.6%
Medicare	218,214	32.7	209,715	34.2
Medicaid — skilled	26,616	4.0	18,590	3.0
Total Medicaid and Medicare	482,131	72.2	452,239	73.8
Managed care	87,446	13.1	77,738	12.7
Private and other payors(1)	97,971	14.7	82,673	13.5
Revenue	$667,548	100.0%	$612,650	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary businesses.

Accounts receivable as of September 30, 2013 and December 31, 2012 is summarized in the following table:

	September 30, 2013	December 31, 2012
Medicaid	$32,840	$28,534
Managed care	29,542	26,707
Medicare	34,267	32,168
Private and other payors	21,347	20,589
	117,996	107,998
Less: allowance for doubtful accounts	(15,568)	(13,811)
Accounts receivable	$102,428	$94,187

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
During the nine months ended September 30, 2013, the Company acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations, three hospice operations and one urgent care center. The aggregate purchase price of the 17 business acquisitions was approximately $45,364, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The operations acquired during the nine months ended September 30, 2013 are as follows:

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

•
On July 1, 2013 the Company acquired a skilled nursing facility in Washington for approximately $4,499, which was paid in cash. This acquisition added 82 operational skilled nursing beds to the Company's operations.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
In addition, on September 16, 2013, the Company acquired an existing leased urgent care center for approximately $1,555, which was paid in cash. The Company assumed the existing lease that was in place at the time of acquisition. The urgent care center acquisition did not have an impact on the Company's bed count. As part of this acquisition, the Company recognized $1,231 in goodwill.

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Land	$9,312	$893
Building and improvements	26,593	15,303
Equipment, furniture, and fixtures	1,386	1,003
Assembled occupancy	724	239
Goodwill	3,197	2,279
Other indefinite-lived intangible assets	4,152	1,217
	$45,364	$20,934

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operations acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired operations. The businesses acquired during the nine months ended September 30, 2013 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the September 30, 2013 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statement of income of the Company since the dates the Company gained effective control.

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
Land	$79,795	$70,487
Buildings and improvements	375,457	341,096
Equipment	95,124	80,860
Furniture and fixtures	8,854	8,790
Leasehold improvements	43,329	32,570
Construction in progress	1,490	14,185
	604,049	547,988
Less: accumulated depreciation	(124,212)	(100,133)
Property and equipment, net	$479,837	$447,855

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	September 30, 2013			December 31, 2012
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(578)	$106	$684	$(545)	$139
Favorable lease	15.0	1,596	(506)	1,090	1,596	(426)	1,170
Assembled occupancy	0.5	2,979	(2,785)	194	2,255	(2,211)	44
Facility trade name	30.0	733	(189)	544	733	(171)	562
Customer relationships	20.0	4,200	(158)	4,042	4,200	—	4,200
Total		$10,192	$(4,216)	$5,976	$9,468	$(3,353)	$6,115
Amortization expense was $356 and $863 for the three and nine months ended September 30, 2013 and $130 and $569 for the three and nine months ended September 30, 2012, respectively. Of the $863 in amortization expense incurred during the nine months ended September 30, 2013, approximately $574 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2013 (remainder)	$274
2014	416
2015	365
2016	345
2017	345
2018	345
Thereafter	3,886
$5,976

11. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

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

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the nine months ended September 30, 2013. The Company recognized charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets of $1,099 and $1,738, respectively, during the nine months ended September 30, 2013 as part of this transaction. See Note 4, Discontinued Operations for additional information.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents activity in goodwill as of and for the nine months ended September 30, 2013:

Goodwill
December 31, 2012	$22,656
Less: charges to discontinued operations for the excess carrying amount of goodwill	(1,099)
21,557
Additions	3,197
September 30, 2013	$24,754

As of September 30, 2013, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes.
During the nine months ended September 30, 2013, the Company recorded $4,109 and $43 in home health and hospice Medicare license and trade name indefinite-lived intangible assets, respectively, as part of its acquisition of three home health and three hospice operations.
Other indefinite-lived intangible assets consists of the following:

	September 30,	December 31,
	2013	2012
Trade name	$1,033	$990
Home health and hospice Medicare license	6,707	2,598
	$7,740	$3,588

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2013	December 31, 2012
Note receivable	$4,000	$—
Debt issuance costs, net	2,975	2,769
Long-term insurance losses recoverable asset	3,330	3,219
Deposits with landlords	871	749
Capital improvement reserves with landlords and lenders	740	683
Equity method investment	—	1,220
Other long-term assets	170	—
Restricted and other assets	$12,086	$8,640
Included in other assets as of September 30, 2013, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB, capitalized debt issuance costs and a note receivable from the sale of DRX effective April 15, 2013. Included in other assets, as of December 31, 2012, was a non-marketable equity investment accounted for under the equity method. On April 23, 2013, the Company entered into a common unit redemption agreement with the investee where the non-marketable equity investment was repurchased for $1,600. The Company recognized a gain on the sale of its non-marketable equity investment of $380 in the second quarter of 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Quality assurance fee	$2,977	$2,010
Resident refunds payable	4,369	4,564
Deferred revenue	2,238	5,661
Cash held in trust for residents	1,515	1,520
Resident deposits	1,670	1,666
Dividends payable	1,443	—
Property taxes	3,546	2,264
Other	3,767	3,186
Other accrued liabilities	$21,525	$20,871
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

14. INCOME TAXES
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. During 2013, the statute of limitations has lapsed on the Company's 2009 Federal tax year and will lapse on certain 2008 and 2009 state tax years during the fourth quarter. The lapse of the Federal statute had no significant impact on the balance of unrecognized tax benefits. The Company does not believe the state statute lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2013 or 2012.
The Company recorded total pre-tax charges related to the pending settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 and $15,000 during the three months ended March 31, 2013 and December 31, 2012, respectively, for a total charge of $48,000. The Company recorded estimated tax benefits of $10,435 and $5,865 during the nine months ended September 30, 2013 and three months ended December 31, 2012, respectively. See Note 17, Commitments and Contingencies.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$20,522	$21,032
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	96,562	89,375
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	49,177	50,072
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	32,389	33,167
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	8,991	9,203
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,490	5,665
	213,131	208,514
Less current maturities	(7,354)	(7,187)
Less debt discount	(731)	(822)
	$205,046	$200,505
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

On February 1, 2013, the Company entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amended the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revised the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75,000 to an aggregate principal amount of $150,000, of which $30,000 was drawn as of September 30, 2013, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remained in full force and effect as described below.

On July 15, 2011, the Company entered into the Senior Credit Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5% per annum of the original principal amount. Interest rates per annum applicable to the Senior Credit Facility are, at the option of the Company, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined by the agreement) plus an initial margin of 1.5%. Under the terms of the Senior Credit Facility, the applicable margin adjusts based on the Company’s leverage ratio as set forth in further detail in the Senior Credit Facility agreement. Amounts borrowed pursuant to the Senior Credit Facility are guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, the Company, on behalf of

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 6, Fair Value Measurements.

Among other things, under the Senior Credit Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income and repurchases and capital expenditures. As of September 30, 2013, we were in compliance with all loan covenants.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,851 as of September 30, 2013.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 184 options and 73 restricted stock awards from the 2007 Plan during the nine months ended September 30, 2013.

The Company used the following assumptions for stock options granted during the three months ended September 30, 2013 and 2012:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2013	34	1.87%	6.5 years	55%	0.93%
2012	83	0.84%	6.5 years	55%	0.93%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2013 and 2012:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2013	184	1.18%	-	1.87%	6.5 years	55%	0.93%
2012	175	0.84%	-	1.18%	6.5 years	55%	0.93%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2013 and 2012, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2013	184	$33.16	$16.37
2012	175	$27.04	$12.44

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2013 and 2012 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2013	1,387	$16.06	739	$11.88
Granted	184	33.16
Forfeited	(54)	23.27
Exercised	(199)	11.73
September 30, 2013	1,318	$18.81	730	$13.13

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2013:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2003	$0.67	-	0.81	4	*	0	4
2005	4.99	-	5.75	40	*	2	40
2006	7.05	-	7.50	148	1,431	3	148
2008	9.38	-	14.87	276	1,546	5	249
2009	14.88	-	16.70	293	2,321	6	199
2010	17.47	-	18.16	79	706	7	39
2011	21.61	-	29.30	84	1,031	8	23
2012	24.04	-	29.16	219	2,951	9	28
2013	29.25	-	38.83	175	2,880	10	—
Total				1,318	$12,866		730
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the three and nine months ended September 30, 2013, the Company granted 13 and 73 restricted stock awards, respectively. During the three and nine months ended September 30, 2012, the Company granted 13 and 114 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of September 30, 2013, and changes during the nine-month period ended September 30, 2013 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	224	$23.04
Granted	73	33.36
Vested	(38)	23.81
Forfeited	(33)	23.75
Nonvested at September 30, 2013	226	$27.25

Total share-based compensation expense recognized for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense related to stock options	$538	$476	$1,617	$1,396
Share-based compensation expense related to restricted stock awards	357	292	1,000	809
Share-based compensation expense related to stock awards	93	102	700	1,639
Total	$988	$870	$3,317	$3,844
In future periods, the Company expects to recognize approximately $6,481 and $5,536 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2013. Future share-based compensation expense will be recognized over 3.7 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 588 unvested and outstanding options at September 30, 2013, of which 551 are expected to vest. The weighted average contractual life for options vested at September 30, 2013 was 6.1 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2013 and December 31, 2012 is as follows:

Options	September 30, 2013	December 31, 2012
Outstanding	$29,380	$15,703
Vested	20,423	11,285
Expected to vest	7,942	4,088
Exercised	4,614	7,123
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,518 and $10,400 for the three and nine months ended September 30, 2013 and $3,489 and $10,407 for the three and nine months ended September 30, 2012, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of September 30, 2013.
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
Income Tax Examinations — During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. During 2013, the statute of limitations has lapsed on the Company's 2009 Federal tax year and will lapse on certain 2008 and 2009 state tax years during the fourth quarter. The lapse of the Federal statute had no significant impact on the balance of unrecognized tax benefits. The Company does not believe the state statute lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. See Note 14, Income Taxes.
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
A class action staffing suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company's California facilities. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6,500, of which, approximately $1,500 of this amount was recorded during the nine months ended September 30, 2013, with the balance having been expensed in prior periods. The settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the nine months ended September 30, 2013. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

U.S. Government Inquiry — In late 2006, the Company learned that it might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. The Company, through its outside counsel and a special committee of independent directors established by its board, worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to resolve the issue.

In December 2011, the DOJ notified the Company that it had closed its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. This left only the civil investigation to resolve, and the Company continued to supply requested information to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS), including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.

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

In October 2013, the Company completed and executed a settlement agreement (the Settlement Agreement) with the Department of Justice and received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. The settlement agreement fully and finally resolves the previously disclosed DOJ investigation and any ancillary claims which have been pending since 2006. Pursuant to the settlement agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company has denied engaging in any illegal conduct, and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, Ensign entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of the Company’s current compliance program, and requires that the Company continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. The Company is also required to maintain several elements of its existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that the Company conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations. Pursuant to the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CIA, the Company is required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with Federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. The Company is also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates.

Participation in Federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in Federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.9% and 56.2% of its total accounts receivable as of September 30, 2013 and December 31, 2012, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 71.2% and 72.2% of the Company’s revenue for the three and nine months ended September 30, 2013, respectively, and 73.8% for both periods during the three and nine months ended September 30, 2012, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of November 6, 2013, the Company had approximately $1,001 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and the proposed Spin-Off. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 119 facilities, nine home health and seven hospice operations as of September 30, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice services, including physical, occupational and speech therapies, and other rehabilitative and healthcare services, for both long-term residents and short-stay rehabilitation patients. During the first quarter of 2012, we entered into a business to develop and operate urgent care facilities and related businesses. These walk-in clinics offer daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of September 30, 2013 we operated six urgent care centers in the state of Washington In the fourth quarter of 2012, we acquired an 80% membership interest in a mobile x-ray and diagnostic company. The mobile x-ray and diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. As of September 30, 2013, we owned 96 of our 119 facilities and operated an additional 23 facilities under long-term lease arrangements, and had options to purchase two of those 23 facilities.

The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2013:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	96	2	21	119
Percent of total	80.7%	1.7%	17.6%	100.0%
Operational skilled nursing, assisted living and independent living beds	10,443	414	2,347	13,204
Percent of total	79.1%	3.1%	17.8%	100.0%

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

Facility Acquisition History

	December 31,								September 30,
	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	46	57	61	63	77	82	102	108	119
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,204

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of September 30, 2013:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	36	13	27	12	6	6	6	3	5	5	119
Operational skilled nursing, assisted living and independent living beds	3,973	1,902	3,353	1,413	505	555	477	304	366	356	13,204
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
On July 1, 2013 we acquired a skilled nursing facility in Washington for approximately $4.5 million, which was paid in cash. This acquisition added 82 operational skilled nursing beds to our operations.
On September 16, 2013, we acquired an existing leased urgent care center for approximately $1.6 million, which was paid in cash. We assumed the existing lease that was in place at the time of acquisition. The urgent care center acquisition did not have an impact on our bed count.

We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction noted above. See further discussion of facility acquisitions in Note 8, Acquisitions in Notes to Condensed Consolidated Financial Statements.

Recent Developments

Real Estate Investment Trust (REIT) Spin-Off — On November 7, 2013, we announced a proposed plan to separate our healthcare business and real estate business into two separate, publicly traded companies:

•	Ensign, which will continue to provide healthcare services through its existing operations; and

•	CareTrust, which will own, acquire and lease real estate serving the healthcare industry.

We intend to accomplish the proposed separation by distributing all of the outstanding shares of CareTrust common stock to our stockholders on a pro rata basis (the Spin-Off). At the time of the Spin-Off, CareTrust, which is currently a wholly owned subsidiary of ours, will hold substantially all of the real property owned by us, and will own and operate three independent living facilities. After the Spin-Off, all of these properties (except for three independent living facilities that CareTrust will operate) will be leased to us on a triple-net basis, under which we will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

The proposed Spin-Off is conditioned on, among other things, final approval by our board of directors, the receipt of a ruling from the IRS that, among other things, the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes, the receipt of an opinion of counsel as to the satisfaction of certain requirements for such tax-free treatment, and the receipt of an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014, CareTrust has been organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT.

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

In October 2013, we completed and executed a settlement agreement (the Settlement Agreement) with the Department of Justice (DOJ) and received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. The settlement agreement fully and finally resolves the previously disclosed DOJ investigation and any ancillary claims which have been pending since 2006. Pursuant to the settlement agreement, we made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. We have denied engaging in any illegal conduct, and have agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of our current compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Our participation in Federal healthcare programs is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution. See further details of the CIA at Note 17, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.

Urgent Care Franchising — On March 25, 2013 we announced that our urgent care subsidiary, Immediate Clinic Healthcare, Inc., agreed to terms to sell Doctors Express, a national urgent care franchise system. The sale of specific assets and liabilities of Doctors Express was finalized on April 15, 2013. In accordance with the authoritative guidance for the disposal of long-lived asset, the sale of Doctors Express has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying condensed consolidated statements of income. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on our accompanying condensed consolidated balance sheets as of December 31, 2012. See Note 4, Discontinued Operations in Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Skilled Mix:
Days	26.0%	25.2%	26.6%	25.8%
Revenue	49.7%	49.3%	50.4%	50.1%
Quality Mix:
Days	39.9%	38.4%	40.1%	39.0%
Revenue	59.5%	58.8%	59.8%	59.6%

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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Occupancy:
Operational beds at end of period	13,204	12,090	13,204	12,090
Available patient days	1,214,768	1,108,622	3,496,000	3,256,086
Actual patient days	940,054	872,701	2,701,513	2,580,026
Occupancy percentage (based on operational beds)	77.4%	78.7%	77.3%	79.2%
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
The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$81,802	35.7%	$76,709	37.1%	$237,301	35.5%	$223,934	36.6%
Medicare	72,138	31.5	69,526	33.6	218,214	32.7	209,715	34.2
Medicaid-skilled	9,204	4.0	6,316	3.1	26,616	4.0	18,590	3.0
Total	163,144	71.2	152,551	73.8	482,131	72.2	452,239	73.8
Managed Care	30,886	13.5	26,316	12.7	87,446	13.1	77,738	12.7
Private and Other(1)	35,231	15.3	27,824	13.5	97,971	14.7	82,673	13.5
Total revenue	$229,261	100.0%	$206,691	100.0%	$667,548	100.0%	$612,650	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary businesses.
Critical Accounting Policies Update
There have been no significant changes during the three-month period ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.

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

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflects a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% multi-factor productivity adjustment (MFP) as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeded the actual market basket percentage change by 0.51%.

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

On August 2, 2013, CMS issued its final rule that would update fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices will see an estimated 1.0% ($160 million) increase in their payments for fiscal year 2014. The hospice payment increase is the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), and a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF). As finalized in this rule, CMS will update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index became effective on October 1, 2013.
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

Federal Health Care Reform — On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act created a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending, or budget sequestration, starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.
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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	81.2	79.6	80.6	79.5
U.S. Government inquiry settlement	—	—	5.0	—
Facility rent—cost of services	1.5	1.6	1.5	1.6
General and administrative expense	4.6	3.9	4.2	3.9
Depreciation and amortization	3.9	3.5	3.8	3.5
Total expenses	91.2	88.6	95.1	88.5
Income from operations	8.8	11.4	4.9	11.5
Other income (expense):
Interest expense	(1.4)	(1.5)	(1.4)	(1.5)
Interest income	0.1	—	0.1	—
Other expense, net	(1.3)	(1.5)	(1.3)	(1.5)
Income before provision for income taxes	7.5	9.9	3.6	10.0
Provision for income taxes	2.9	3.6	1.7	3.8
Income from continuing operations	4.6	6.3	1.9	6.2
Loss from discontinued operations	—	—	(0.3)	—
Net income	4.6	6.3	1.6	6.2
Less: net loss attributable to the noncontrolling interests	—	(0.1)	—	(0.1)
Net income attributable to The Ensign Group, Inc.	4.6%	6.4%	1.6%	6.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$28,936	$30,912	$58,204	$91,903
Adjusted EBITDA(1)(2)	31,939	32,200	99,453	97,369
EBITDAR(1)	32,340	34,271	68,260	101,937
Adjusted EBITDAR(1)(2)	35,163	35,323	108,822	106,815
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charge related to the U.S. Government inquiry;

•	Expenses incurred in connection with the Company's proposed spin-off of real estate assets in a newly formed publicly traded real estate investment trust (REIT);

•	Legal costs incurred in connection with the U.S. Government inquiry;

•	Settlement of a class action lawsuit;

•	Losses incurred by our newly opened urgent care centers;

•	Losses incurred by one newly constructed skilled nursing facility;

•	Acquisition-related costs; and

•	Costs incurred to recognize income tax credits.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income (loss) to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated statements of income Data:
Net income	$10,612	$13,036	$10,505	$38,143
Net (income) loss attributable to noncontrolling interests	(148)	258	179	511
Loss (income) from discontinued operations	30	(80)	1,804	105
Interest expense, net	3,040	3,023	9,078	8,959
Provision for income taxes	6,607	7,528	11,440	23,114
Depreciation and amortization	8,795	7,147	25,198	21,071
EBITDA	$28,936	$30,912	$58,204	$91,903
Facility rent—cost of services	3,404	3,359	10,056	10,034
EBITDAR	$32,340	$34,271	$68,260	$101,937
		$—
EBITDA	$28,936	$30,912	$58,204	$91,903
Charge related to the U.S. Government inquiry(a)	—	—	33,000	—
Expenses related to the Spin-Off(b)	1,648	—	1,857	—
Legal costs(c)	98	593	1,111	1,441
Settlement of class action lawsuit(d)	915	—	1,524	2,596
Urgent care center losses(e)	105	152	1,447	172
Losses at skilled nursing facility not at full operation(f)	—	—	1,256	—
Acquisition related costs(g)	38	110	264	230
Costs incurred to recognize income tax credits(h)	19	197	103	439
Rent related to items (e) and (f) above(i)	180	236	687	588
Adjusted EBITDA	$31,939	$32,200	$99,453	$97,369
Facility rent—cost of services	3,404	3,359	10,056	10,034
Less: rent related to items (e) and (f) above(i)	(180)	(236)	(687)	(588)
Adjusted EBITDAR	$35,163	$35,323	$108,822	$106,815
_______________________

(a)	Liability related to our efforts to achieve a global, company-wide, resolution of any claims connected to the U.S. Department of Justice (DOJ) investigation.

(b)	Expenses incurred in connection with the Company's proposed spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT).

(c)	Legal costs incurred in connection with the ongoing investigation into the billing and reimbursement processes of some of our subsidiaries being conducted by the DOJ.

(d)	Settlement of a class action lawsuit regarding minimum staffing requirements in the state of California.

(e)	Losses incurred at newly opened urgent care centers, excluding rent, depreciation, interest and income taxes.

(f)
Losses incurred through the second quarter at one newly constructed skilled nursing facility which began operations during the first quarter of 2013, excluding rent, depreciation, interest and income taxes. The facility began running at full capacity during the third quarter of 2013, and therefore, results for the third quarter were not included in the three or nine month results above.

(g)	Costs incurred to acquire an operation which are not capitalizable.

(h)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(i)	Rent related to newly opened urgent care centers and one newly constructed skilled nursing facility which began operations during the first quarter of 2013, not included in items (e) and (f) above.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$229,261	$206,691	$22,570	10.9%
Number of facilities at period end	119	107	12	11.2%
Actual patient days	940,054	872,701	67,353	7.7%
Occupancy percentage — Operational beds	77.4%	78.7%		(1.3)%
Skilled mix by nursing days	26.0%	25.2%		0.8%
Skilled mix by nursing revenue	49.7%	49.3%		0.4%

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$168,484	$167,165	$1,319	0.8%
Number of facilities at period end	77	77	—	—%
Actual patient days	659,373	661,001	(1,628)	(0.2)%
Occupancy percentage — Operational beds	80.7%	81.0%		(0.3)%
Skilled mix by nursing days	27.9%	26.9%		1.0%
Skilled mix by nursing revenue	52.0%	51.4%		0.6%

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$35,696	$33,729	$1,967	5.8%
Number of facilities at period end	25	25	—	—%
Actual patient days	183,381	185,325	(1,944)	(1.0)%
Occupancy percentage — Operational beds	74.2%	74.9%		(0.7)%
Skilled mix by nursing days	19.8%	17.8%		2.0%
Skilled mix by nursing revenue	41.3%	38.6%		2.7%

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$25,081	$5,797	$19,284	NM
Number of facilities at period end	17	5	12	NM
Actual patient days	97,300	26,375	70,925	NM
Occupancy percentage — Operational beds	64.5%	58.1%		NM
Skilled mix by nursing days	18.6%	10.6%		NM
Skilled mix by nursing revenue	38.5%	22.1%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2010 to December 31, 2011.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2012.

Revenue. Revenue increased $22.6 million, or 10.9%, to $229.3 million for the three months ended September 30, 2013 compared to $206.7 million for the three months ended September 30, 2012. Of the $22.6 million increase, Medicare and managed care revenue increased $9.1 million, or 9.6%, Medicaid custodial revenue increased $5.1 million, or 6.6%, private and other revenue increased $7.4 million, or 26.6% and Medicaid skilled revenue increased $1.0 million, or 12.4%. Revenue generated by Recently Acquired Facilities increased by approximately $19.3 million. Since January 1, 2012, the Company has acquired seventeen facilities, five home health and four hospice operations in seven states.

Revenue generated by Same Facilities increased $1.3 million, or 0.8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was primarily due to an increase in managed care days of 14.7% during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was partially offset by a decrease in Medicare days of 5.8% during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Revenue at Transitioning Facilities increased by $2.0 million, or 5.8% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was due to increases in Medicare days of 7.2% and Medicare revenue per patient day of 1.7% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Further, these increases were achieved despite a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. The increases in Medicare revenue per patient day at Same and Transitioning Facilities of 0.1% and 1.7%, respectively, were primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2013	2012	2013	2012	2013	2012	2013	2012	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$554.78	$554.00	$473.35	$465.28	$450.37	$415.79	$535.03	$539.13	(0.8)%
Managed care	404.51	396.32	366.67	394.36	463.79	363.10	406.35	396.17	2.6%
Other skilled	467.02	458.30	690.75	567.72	—	—	471.27	459.89	2.5%
Total skilled revenue	489.36	491.74	458.25	454.50	455.23	413.86	484.01	487.11	(0.6)%
Medicaid	172.77	168.83	158.44	150.99	169.73	175.01	170.81	166.74	2.4%
Private and other payors	188.48	187.80	165.59	167.87	156.71	165.17	178.62	180.75	(1.2)%
Total skilled nursing revenue	$262.87	$257.77	$219.83	$209.98	$220.74	$198.88	$253.35	$249.38	1.6%

Medicare daily rates decreased by 0.8%, primarily due to a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. In addition, historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Accordingly, the overall average Medicare daily rate decreased by 0.8% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 as a result of the impact of lower acuity levels at Transitioning and Recently Acquired Facilities. The average Medicaid rate increased 2.4% for the three months ended September 30, 2013 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Revenue:
Medicare	30.4%	32.5%	34.3%	32.2%	24.3%	21.4%	30.4%	32.3%
Managed care	15.8	13.6	5.9	5.7	14.2	0.7	14.5	12.4
Other skilled	5.8	5.3	1.1	0.7	—	—	4.8	4.6
Skilled mix	52.0	51.4	41.3	38.6	38.5	22.1	49.7	49.3
Private and other payors	7.8	7.5	21.3	23.2	12.6	12.7	9.8	9.5
Quality mix	59.8	58.9	62.6	61.8	51.1	34.8	59.5	58.8
Medicaid	40.2	41.1	37.4	38.2	48.9	65.2	40.5	41.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Days:
Medicare	14.4%	15.1%	15.9%	14.5%	11.8%	10.2%	14.4%	14.9%
Managed care	10.2	8.8	3.5	3.1	6.8	0.4	9.0	7.8
Other skilled	3.3	3.0	0.4	0.2	—	—	2.6	2.5
Skilled mix	27.9	26.9	19.8	17.8	18.6	10.6	26.0	25.2
Private and other payors	11.0	10.4	28.3	29.0	17.9	15.3	13.9	13.2
Quality mix	38.9	37.3	48.1	46.8	36.5	25.9	39.9	38.4
Medicaid	61.1	62.7	51.9	53.2	63.5	74.1	60.1	61.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $21.6 million, or 13.1%, to $186.2 million for the three months ended September 30, 2013 compared to $164.6 million for the three months ended September 30, 2012. Of the $21.6 million increase, Same Facilities increased $3.9 million, or 2.9%, and Recently Acquired Facilities increased $5.4 million. The increase at Same Facilities was primarily related to an increase in our health insurance costs of $1.6 million, of which, $0.8 million was attributable to Same Facilities during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. In addition, we recorded additional costs of $0.9 million related to the class action staffing suit during the three months ended September 30, 2013. Cost of services increased as a percent of total revenue to 81.2% for the three months ended September 30, 2013 as compared to 79.6% for the three months ended September 30, 2012.
Facility Rent — Cost of Services. Facility rent — cost of services remained consistent at $3.4 million for the three months ended September 30, 2013 and 2012. Facility rent-cost of services decreased as a percent of total revenue to 1.5% for the three months ended September 30, 2013 as compared to 1.6% for the three months ended September 30, 2012.
General and Administrative Expense. General and administrative expense increased $2.5 million, or 30.9%, to $10.6 million for the three months ended September 30, 2013 compared to $8.1 million for the three months ended September 30, 2012. General and administrative expenses increased as a percent of total revenue to 4.6% for the three months ended September 30, 2013 as compared to 3.9% for the three months ended September 30, 2012. The $2.5 million increase was primarily due to costs incurred in connection with the Company's proposed spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT) and enhancements made to our internal compliance team.

Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million, or 23.1%, to $8.8 million for the three months ended September 30, 2013 compared to $7.1 million for the three months ended September 30, 2012. Depreciation and amortization expense increased as a percent of total revenue to 3.9% for the three months ended September 30, 2013 as compared to 3.5% for the three months ended September 30, 2012. This increase was primarily related to the additional depreciation of $1.0 million at Recently Acquired Facilities, as well as an increase of $0.6 million at Same Facilities due to recent renovations and the purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under long-term lease agreements. Of the $1.0 million increase at Recently Acquired Facilities, $0.3 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net remained consistent at $3.0 million for the three months ended September 30, 2013 and 2012.
Provision for Income Taxes. Provision for income taxes decreased $0.9 million, or 12.2%, to $6.6 million for the three months ended September 30, 2013 as compared to $7.5 million for the three months ended September 30, 2012. This decrease resulted from the decrease in income before income taxes of $3.2 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$667,548	$612,650	$54,898	9.0%
Number of facilities at period end	119	107	12	11.2%
Actual patient days	2,701,513	2,580,026	121,487	4.7%
Occupancy percentage — Operational beds	77.3%	79.2%		(1.9)%
Skilled mix by nursing days	26.6%	25.8%		0.8%
Skilled mix by nursing revenue	50.4%	50.1%		0.3%

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$504,697	$501,533	$3,164	0.6%
Number of facilities at period end	77	77	—	—%
Actual patient days	1,954,443	1,976,834	(22,391)	(1.1)%
Occupancy percentage — Operational beds	80.6%	81.3%		(0.7)%
Skilled mix by nursing days	28.4%	27.5%		0.9%
Skilled mix by nursing revenue	52.5%	51.9%		0.6%

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$104,804	$100,769	$4,035	4.0%
Number of facilities at period end	25	25	—	—%
Actual patient days	540,321	554,257	(13,936)	(2.5)%
Occupancy percentage — Operational beds	73.6%	75.3%		(1.7)%
Skilled mix by nursing days	20.4%	18.0%		2.4%
Skilled mix by nursing revenue	42.0%	39.4%		2.6%

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$58,047	$10,348	$47,699	NM
Number of facilities at period end	17	5	12	NM
Actual patient days	206,749	48,935	157,814	NM
Occupancy percentage — Operational beds	61.3%	54.7%		NM
Skilled mix by nursing days	17.6%	9.0%		NM
Skilled mix by nursing revenue	36.8%	18.5%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2010 to December 31, 2011.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2012.

Revenue. Revenue increased $54.9 million, or 9.0%, to $667.5 million for the nine months ended September 30, 2013 compared to $612.6 million for the nine months ended September 30, 2012. Of the $54.9 million increase, Medicare and managed care revenue increased $24.0 million, or 8.5%, Medicaid custodial revenue increased $13.4 million, or 6.0%, private and other revenue increased $15.3 million, or 18.5% and Medicaid skilled revenue increased $2.3 million, or 9.3%. Revenue generated by Recently Acquired Facilities increased by approximately $47.7 million. Since January 1, 2012, the Company has acquired seventeen facilities, five home health and four hospice operations in seven states.

Revenue generated by Same Facilities increased $3.2 million, or 0.6%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase was primarily due to an increase in managed care days of 13.9% and an increase in Medicare revenue per patient day of 1.7% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in Medicare revenue per patient day was achieved despite a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. The remainder of the increase in Medicare revenue per patient day was due to an increase in the number of residents receiving higher acuity services and variations in the impact of the market basket increase on revenue per patient day.

Revenue at Transitioning Facilities increased by $4.0 million, or 4.0% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in the number of residents receiving higher acuity services resulting in an increase in skilled mix by nursing days of 2.4%, to 20.4%, which was the result of increases in managed care and Medicare patient days of 12.4% and 7.9%, respectively.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2013	2012	2013	2012	2013	2012	2013	2012	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$561.87	$552.39	$469.94	$470.09	$459.22	$411.47	$541.89	$539.61	0.4%
Managed care	397.00	387.96	372.47	397.20	456.62	405.72	397.77	388.47	2.4%
Other skilled	464.60	459.68	700.59	566.14	—	—	468.85	461.24	1.6%
Total skilled revenue	491.17	489.40	457.78	459.81	458.53	411.24	486.20	485.99	—%
Medicaid	174.42	168.33	158.24	150.47	170.84	181.75	172.24	166.22	3.6%
Private and other payors	187.78	190.96	168.23	165.55	154.36	167.25	179.35	182.19	(1.6)%
Total skilled nursing revenue	$265.84	$258.87	$222.19	$210.70	$218.56	$200.12	$256.68	$250.98	2.3%

Medicare daily rates increased by 0.4%, despite a net Medicare per patient day payment reduction of 0.2%, comprised of a 1.8% market basket increase announced by the Centers of Medicare and Medicaid Services (CMS) in July 2012, which went into effect in October 2012, offset by a 2% sequestration reduction, which went into effect on April 1, 2013. The increase in Medicare daily rates was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day. The average Medicaid rate increased 3.6% for the nine months ended September 30, 2013 relative to the same period in the prior year, primarily due to increases in rates in several states and increased acuity in case mix states where rates were cut.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Revenue:
Medicare	31.5%	33.4%	35.4%	33.3%	27.1%	17.8%	31.7%	33.3%
Managed care	15.4	13.3	5.6	5.4	9.7	0.7	13.9	12.2
Other skilled	5.6	5.2	1.0	0.7	—	—	4.8	4.6
Skilled mix	52.5	51.9	42.0	39.4	36.8	18.5	50.4	50.1
Private and other payors	7.5	7.6	21.6	23.0	12.0	13.7	9.4	9.5
Quality mix	60.0	59.5	63.6	62.4	48.8	32.2	59.8	59.6
Medicaid	40.0	40.5	36.4	37.6	51.2	67.8	40.2	40.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Days:
Medicare	14.9%	15.7%	16.8%	14.9%	12.9%	8.7%	15.0%	15.4%
Managed care	10.3	8.9	3.3	2.9	4.7	0.3	9.0	7.9
Other skilled	3.2	2.9	0.3	0.2	—	—	2.6	2.5
Skilled mix	28.4	27.5	20.4	18.0	17.6	9.0	26.6	25.8
Private and other payors	10.7	10.3	28.5	29.4	16.8	16.3	13.5	13.2
Quality mix	39.1	37.8	48.9	47.4	34.4	25.3	40.1	39.0
Medicaid	60.9	62.2	51.1	52.6	65.6	74.7	59.9	61.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $50.8 million, or 10.4%, to $538.1 million for the nine months ended September 30, 2013 compared to $487.3 million for the nine months ended September 30, 2012. Of the $50.8 million increase, Same Facilities increased $5.3 million, or 1.3%, and Recently Acquired Facilities increased $41.0 million. The increase at Same Facilities was primarily related to increases in our health and worker's compensation insurance costs of $3.7 million, of which, $1.7 million was attributable to Same Facilities during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. In addition, we recorded additional costs of $1.5 million related to the class action staffing suit during the nine months ended September 30, 2013 Cost of services increased as a percent of total revenue to 80.6% for the nine months ended September 30, 2013 as compared to 79.5% for the nine months ended September 30, 2012.

U.S. Government Inquiry Settlement. During the first quarter of the current year, the Company accrued an additional estimated liability of $33.0 million related to the investigation into some of our subsidiaries conducted by the Department of Justice (DOJ). See further discussion of the DOJ investigation and related estimated settlement in Liquidity and Capital Resources.
Facility Rent — Cost of Services. Facility rent — cost of services remained consistent at $10.1 million for the nine months ended September 30, 2013 and 2012. Facility rent-cost of services decreased as a percent of total revenue to 1.5% for the nine months ended September 30, 2013 as compared to 1.6% for the nine months ended September 30, 2012.

General and Administrative Expense. General and administrative expense increased $4.4 million, or 18.3%, to $28.3 million for the nine months ended September 30, 2013 compared to $23.9 million for the nine months ended September 30, 2012. General and administrative expenses increased as a percent of total revenue to 4.2% for the nine months ended September 30, 2013, as compared to 3.9% for the nine months ended September 30, 2012. The $4.4 million increase was primarily due to costs incurred in connection with the Company's proposed spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT) of $1.9 million, legal costs incurred in connection with the investigation into the billing and reimbursement process of some of our subsidiaries conducted by the Department of Justice (DOJ) and costs of enhancements made to our internal compliance team.
Depreciation and Amortization. Depreciation and amortization expense increased $4.1 million, or 19.6%, to $25.2 million for the nine months ended September 30, 2013 compared to $21.1 million for the nine months ended September 30, 2012. Depreciation and amortization expense increased as a percent of total revenue to 3.8% for the nine months ended September 30, 2013 as compared to 3.5% for the nine months ended September 30, 2012. This increase was primarily related to the additional depreciation of $2.5 million at Recently Acquired Facilities, as well as an increase of $1.5 million at Same Facilities due to recent renovations and the purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under long-term lease agreements. Of the $2.5 million increase at Recently Acquired Facilities, $0.6 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.1 million, or 1.3%, to $9.1 million for the nine months ended September 30, 2013 compared to $9.0 million for the nine months ended September 30, 2012.
Provision for Income Taxes. Provision for income taxes decreased $11.7 million, or 50.5%, to $11.4 million for the nine months ended September 30, 2013 compared to $23.1 million for the nine months ended September 30, 2012. This decrease resulted from the decrease in income before income taxes of $37.6 million, or 61.3%.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations and long-term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations. Cash paid for business acquisitions was $45.4 million and $22.6 million for the nine months ended September 30, 2013 and 2012, respectively. Cash paid for asset acquisitions was $0 and $11.3 million for the nine months ended September 30, 2013 and 2012, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $21.9 million and $26.8 million for the nine months ended September 30, 2013 and 2012, respectively. We currently have a combined $30.0 million budgeted for renovation projects for 2013.

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

Our cash and cash equivalents as of September 30, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2013, we held debt security investments of approximately $22.5 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

In connection with the Spin-Off, we anticipate that CareTrust will assume the mortgage debt related to certain of the properties it acquires, and will issue up to $350.0 million aggregate principal amount of unsecured notes. A portion of the proceeds from the issuance of the notes is expected to be transferred to us in connection with the contribution of assets to CareTrust prior to the Spin-Off. We expect that we will use the proceeds to repay certain outstanding third-party bank debt and other indebtedness and, subject to the approval of and declaration by our board of directors, pay up to eight regular quarterly dividends. The Spin-Off and related transactions are subject to conditions, and their terms are subject to change in the sole discretion of our board of directors.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$57,110	$51,593
Net cash used in investing activities	(57,046)	(61,841)
Net cash provided by financing activities	5,248	12,692
Net increase in cash and cash equivalents	5,312	2,444
Cash and cash equivalents at beginning of period	40,685	29,584
Cash and cash equivalents at end of period	$45,997	$32,028
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net cash provided by operations for the nine months ended September 30, 2013 was $57.1 million compared to $51.6 million for the nine months ended September 30, 2012, an increase of $5.5 million. This increase was primarily due our improved operating results, which contributed $82.1 million during the nine months ended September 30, 2013 after adding back loss from discontinued operations, U.S. Government inquiry accrual, deferred financing fee amortization, depreciation and amortization, deferred income taxes, provision for doubtful accounts, share-based compensation, excess tax benefits from share-based compensation, gain on sale of equity method investment and loss on disposition of property and equipment (non-cash charges), as compared to $67.8 million for the nine months ended September 30, 2012, an increase of $14.3 million. This increase was offset by payments for income taxes of $10.3 million due to the timing of payments.
Net cash used in investing activities for the nine months ended September 30, 2013 was $57.0 million compared to $61.8 million for the nine months ended September 30, 2012, a decrease of $4.8 million. The decrease was primarily the result of cash proceeds received on the sale of the Company's urgent care franchising business of $3.6 million and equity method investment of $1.6 million during the nine months ended September 30, 2013.
Net cash provided by financing activities for the nine months ended September 30, 2013 was $5.2 million as compared to $12.7 million for the nine months ended September 30, 2012, a decrease of $7.5 million. This decrease was primarily due to the $21.5 million in proceeds received from the 2012 RBS Loan during the nine months ended September 30, 2012 compared to additional borrowing on the revolving credit facility portion of the Senior Credit Facility of $10.0 million received during the nine months ended September 30, 2013, a decrease of $11.5 million. The reduction in long-term debt proceeds received was partially offset by a decrease in long-term debt repayments from $10.1 million for the nine months ended September 30, 2012 to $5.4 million for the nine months ended September 30, 2013, a difference of $4.7 million. The decrease is due to the use of long-term debt proceeds to repay existing debt in the prior year.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of September 30, 2013 and the years ended December 31, 2012, 2011, 2010 and 2009 were as follows:

	December 31,				September 30,
	2009	2010	2011	2012	2013
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	$89,375	$96,562
Ten Project Note	53,200	52,229	51,185	50,072	49,177
Six Project Loan	39,970	39,495	—	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	68,245	66,661
Bond payable	1,232	1,038	—	—	—
Total	$109,466	$142,506	$187,870	$207,692	$212,400

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,					September 30,
	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	63	77	82	102	108	119
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On April 22, 2013, we entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. Department of Justice (DOJ) and related federal agencies in an amount up to $50.0 million and (ii) permit us to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility, as amended, remain in full force.

On February 1, 2013, we entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revised the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million, of which $30.0 million was drawn as of September 30, 2013, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remained in full force and effect as described below.

On July 15, 2011, we entered into the Senior Credit Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments that commenced on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Interest rates per annum applicable to the Senior Facility will be, at our option, (i) LIBOR plus an initial margin of 2.5% or (ii) the Base Rate (as defined under the Senior Credit Facility) plus an initial margin of 1.5%. Under the terms of the Senior Credit Facility, the applicable margin adjusts based on our leverage ratio as set forth in further detail in the Senior Credit Facility agreement. Amounts borrowed pursuant to the Senior Credit Facility are guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 6, Fair Value Measurements in Notes to Condensed Consolidated Financial Statements.

Among other things, under the Senior Credit Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of September 30, 2013, we were in compliance with all loan covenants. As of September 30, 2013, our subsidiaries had $96.6 million outstanding on the Senior Credit Facility.

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

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of September 30, 2013, we were in compliance with all loan covenants. As of September 30, 2013, our subsidiaries had $20.5 million outstanding on the 2012 RBS Loan.

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

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of September 30, 2013, we were in compliance with all loan covenants. As of September 30, 2013, our subsidiaries had $32.4 million outstanding on the 2010 RBS Loan.
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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of September 30, 2013, we were in compliance with all loan covenants. As of September 30, 2013, our subsidiaries had $49.2 million outstanding on the Ten Project Note.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of September 30, 2013, our subsidiaries had $9.0 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of September 30, 2013, the balance outstanding on this mortgage loan was approximately $5.5 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
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

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of our common stock.  During the year ended December 31, 2012, we repurchased 7,340 shares for a total of $0.2 million. There have been no share repurchases during the nine months ended September 30, 2013.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.5 million for both periods during the three months ended September 30, 2013 and 2012, respectively.

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We, through our outside counsel and a special committee of independent directors established by our board, worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to resolve the issue.

In December 2011, the DOJ notified us that it had closed its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. This left only the civil investigation to resolve, and we continued to supply requested information to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS), including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.

In early 2013, discussions between government representatives and our special committee, our outside counsel and their experts had advanced sufficiently that we recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation. In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount).

In October 2013, we and the government executed a final settlement agreement in accordance with the April agreement and we remitted full payment of the Reserve Amount. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.
See additional description of our contingencies in Notes 15 and 17 in Notes to Condensed Consolidated Financial Statements.
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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to us. We have reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.We are exposed to interest rate changes in connection with the revolving credit facility portion of the Senior Credit Facility, which is available but historically has not regularly been used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Senior Credit Facility is available and could be used for short-term borrowing purposes. As of September 30, 2013, we had outstanding borrowings under the revolving credit facility portion of the Facility of $30.0 million.

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

Our cash and cash equivalents as of September 30, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2013, we held debt security investments of approximately $22.5 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2013, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, for more information regarding our legal proceedings, please see Note 17, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

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
U.S. Government Inquiry Settlement — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We, through our outside counsel and a special committee of independent directors established by our board, worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to resolve the issue.

In December 2011, the DOJ notified us that it had closed its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. This left only the civil investigation to resolve, and we continued to supply requested information to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS), including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.

In early 2013, discussions between government representatives and our special committee, our outside counsel and their experts had advanced sufficiently that we recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation. In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount).

In October 2013, we completed and executed a settlement agreement (the Settlement Agreement) with the DOJ and received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. The settlement agreement fully and finally resolves the previously disclosed DOJ investigation and any ancillary claims which have been pending since 2006. Pursuant to the settlement agreement, we made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. We have denied engaging in any illegal conduct, and have agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of our current compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. We are also required to maintain several elements of our existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations. Pursuant to the CIA, we are required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or have engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with Federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates.

Our participation in Federal healthcare programs is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution.

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

We derived 39.7% and 39.5% of our revenue from the Medicaid program for the three and nine months ended September 30, 2013 and 40.2% and 39.6% for the three and nine months ended September 30, 2012, respectively. We derived 31.5% and 32.7% of our revenue from the Medicare program for the three and nine months ended September 30, 2013 and 33.6% and 34.2% for the three and nine months ended September 30, 2012, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On August 2, 2013, CMS issued its final rule that would update fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices will see an estimated 1.0% ($160 million) increase in their payments for fiscal year 2014. The hospice payment increase is the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), and a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF). As finalized in this rule, CMS will update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index became effective on October 1, 2013.
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
On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act created a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, this regulation triggered automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. The Budget Control Act also requires Congress to vote on an amendment to the Constitution that would require a balanced budget.
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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of September 30, 2013, we had one facility under probe review.

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

The therapy cap exception was reauthorized in a number of subsequent laws, most recently in the American Taxpayer Relief Act of 2012 which extends the exceptions process through December 31, 2013. The statutory Medicare Part B outpatient therapy cap for occupational therapy and the combined cap for physical therapy and speech-language pathology services was $1,880, for 2012. These amounts represent annual per beneficiary therapy caps determined for each calendar year. These cap amounts increased to $1,900 in 2013. Similar to the therapy cap, Congress established a threshold of $3,700 for physical therapy and speech-language pathology services combined and a separate threshold of $3,700 for occupational therapy services. All therapy services rendered above this limit are subject to medical review and beginning October 1, 2012, CMS rolled out a pilot program requiring some therapy providers to submit pre-approval requests for exceptions. Prior to October 1, 2012 there was no requirement for an exception request to be pre-approved when the threshold was exceeded. The pilot program was rolled out to our facilities in groups beginning in October 2012 and ended in December 2012.

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

We are subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we announced that we reached a tentative settlement with the DOJ regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the settlement, we entered into a Corporate Integrity Agreement with the Office of Inspector General-HHS. Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations.

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

On January 25, 2013 the Department of Health and Human Services promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of the Department regarding HIPAA violations. In addition, any breach of individually identifiable health information can result in obligations under HIPAA and state laws to notify patients, federal and state agencies, and in some cases media outlets, regarding the breach incident. Breach incidents and violations of HIPAA or state privacy and security laws could subject us to significant penalties, and could have a significant impact on our business. The new HIPAA regulations are effective as of March 26, 2013, and compliance was required by September 23, 2013.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the nine months ended September 30, 2013, 72.2% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
A class action staffing suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company's California facilities. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6.5 million, of which, approximately $1.5 million of this amount was recorded in the quarter ended September 30, 2013, with the balance having been expensed in prior periods. The settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.

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

The U.S. Department of Justice has conducted an investigation into the billing and reimbursement processes of some of our operating subsidiaries, which could adversely affect our operations and financial condition.

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We, through our outside counsel and a special committee of independent directors established by our board, worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to resolve the issue.

In December 2011, the DOJ notified us that it had closed its criminal investigation without action although, as is typical, it reserved the right to reopen the criminal case if new facts came to light. This left only the civil investigation to resolve, and we continued to supply requested information to the DOJ and the Office of the Inspector General of the United States Department of Health and Human Services (HHS), including specific patient records and documents from 2007 to 2011 from six Southern California skilled nursing facilities that had been the subject of previous requests.

In early 2013, discussions between government representatives and our special committee, our outside counsel and their experts had advanced sufficiently that we recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation. In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount).

In October 2013, we completed and executed a settlement agreement (the Settlement Agreement) with the DOJ and received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. The settlement agreement fully and finally resolves the previously disclosed DOJ investigation and any ancillary claims which have been pending since 2006. Pursuant to the settlement agreement, we made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. We have denied engaging in any illegal conduct, and have agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of our current compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. We are also required to maintain several elements of our existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations. Pursuant to the CIA, we are required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or have engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with Federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates.

Our participation in Federal healthcare programs is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution.

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

As an operator of healthcare facilities, we have a program to help us comply with various requirements of federal and private healthcare programs.  Our compliance program includes, among other things, (1) policies and procedures modeled after applicable laws, regulations, government manuals and industry practices and customs that govern the clinical, reimbursement and operational aspects of our subsidiaries, (2) training about our compliance process for all of our employees, directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees, and (3) internal controls that monitor, for example, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training).

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have, and would continue to do so in the future, initiated internal inquiries into possible recordkeeping and related irregularities at our skilled nursing facilities, which were detected by our internal compliance team in the course of its ongoing reviews.

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

During the nine months ended September 30, 2013, we acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations, three hospice operations and one urgent care center with a total of 652 operational skilled nursing beds and 281 operational assisted living units. During the year ended December 31, 2012, we acquired six facilities and three businesses with a total of 441 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

At September 30, 2013, we had $213.1 million of outstanding indebtedness under the Senior Credit Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $132.7 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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
We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other local, state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. The outcomes from these continuous examinations could adversely affect our provision for income taxes and estimated income tax liabilities. Specifically, but without limiting the foregoing, we recorded a liability of $48.0 million and payment of related expenses in connection with the settlement with the U.S. Department of Justice (DOJ).
The proposed Spin-Off transaction may not be completed on the terms contemplated, or at all, may not result in the benefits expected, and will result in costs whether or not completed.

On November 7, 2013, we announced a proposed plan to separate our healthcare business and our real estate business into two separate, publicly traded companies through the proposed Spin-Off. The Spin-Off is a complex transaction, and its completion will require significant time, effort and expense. This could distract management from the day-to-day operations of our business, which could adversely affect our operations. The completion of the Spin-Off is subject to a number of conditions, and there is no assurance that the conditions will be satisfied and that the Spin-Off will be completed. In addition, we reserve the right to abandon, defer or modify the Spin-off at any time if our board of directors so determines. If the Spin-Off is completed, it is possible that, due to unforeseen changes in market or economic conditions, or other events or circumstances, the two resulting companies may not achieve the full strategic and operational benefits expected from the Spin-Off, which could result in the combined market value of the stock of both companies being less than the market value of our common stock if the Spin-Off had not occurred. If the Spin-Off is not completed for any reason, the market price of our common stock may decline to the extent that the market price at that time reflects a market assumption that the Spin-Off will be completed. Whether or not the Spin-Off is completed, we will incur costs related to the transaction, including legal and accounting fees and certain fees payable to our financial advisors.

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

Our amended and restated certificate of incorporation, amended and restated bylaws, stockholder rights plan and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

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

On November 7, 2013, we adopted a stockholder rights plan, which could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, 9.8% or more of our outstanding common stock. A third party that acquires 9.8% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the stockholder rights plan through the issuance of our common stock or other securities to all stockholders other than the acquiring person.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws, stockholder rights plan and Delaware law could discourage acquisition proposals and make it more difficult or expensive for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

THE ENSIGN GROUP, INC.

November 7, 2013	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)