Form 10-K
period 2013-12-31
ENSIGN GROUP, INC
filed 2014-02-13
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2013, was approximately $687,300,000.
As of February 10, 2014, 22,163,855 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2014 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Like our operations, the Service Center and Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. Reference herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this annual report is not meant to imply that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by the same entity. We were incorporated in 1999 in Delaware. The Service Center address is 27101 Puerta Real, Suite 450, Mission Viejo, CA 92691, and our telephone number is (949) 487-9500. Our corporate website is located at www.ensigngroup.net. The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

EnsignTM is our United States trademark. All other trademarks and trade names appearing in this annual report are the property of their respective owners.

PART I.

Item 1.	Business
Overview
We, through our subsidiaries, provide skilled nursing and rehabilitative care services through the operation of 119 facilities, nine home health and seven hospice operations, seven urgent care centers and a mobile x-ray and diagnostic company as of December 31, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of healthcare services including skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. Our facilities have a collective capacity of approximately 13,200 operational skilled nursing, assisted living and independent living beds. As of December 31, 2013, we owned 96 of our 119 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities.

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

Our organizational structure is centered upon local leadership. We believe our organizational structure, which empowers leaders and staff at the local level, is unique within the healthcare services industry. Each of our operations is led by highly dedicated individuals who are responsible for key operational decisions at their facilities.

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

We view healthcare services primarily as a local business, influenced by personal relationships and community reputation. We believe our success is largely dependent upon our ability to build strong relationships with key stakeholders from the local healthcare community, based upon a solid foundation of reliably superior care. Accordingly, our brand strategy is focused on encouraging the leaders and staff of each facility to focus on clinical excellence, and promote their facility independently within their local community.

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

Company History

Our company was formed in 1999 with the goal of establishing a new level of quality care within the skilled nursing industry. The name “Ensign” is synonymous with a “flag” or a “standard,” and refers to our goal of setting the standard by which all others are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our operations, and set a new industry standard for quality skilled nursing and rehabilitative care services.

We organize our operations into portfolio companies, which we believe has enabled us to maintain a local, field-driven organizational structure and attract additional qualified leadership talent, and to identify, acquire, and improve operations at a generally faster rate. Each of our portfolio companies has its own president. These presidents, who are experienced and proven leaders that are generally taken from the ranks of facility CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this organization has improved the quality of our recruiting and will continue to facilitate successful acquisitions.

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

With the introduction in early 2006 of the portfolio companies and our New Market CEO program, described below, our acquisition activity accelerated, allowing us to add 15 facilities between January 1, 2006 and July 31, 2007. We then effectively suspended our acquisition program while we effected our initial public offering, which was completed in November 2007. From January 1, 2008 through December 31, 2013, we acquired 58 facilities which added 6,099 operational beds to our operations.
During the year ended December 31, 2013, the Company acquired seven stand alone skilled nursing facilities, three stand alone assisted living campuses, three home health operations, three hospice operations and one urgent care center. The following table summarizes our growth through December 31, 2013:

	December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	46	57	61	63	77	82	102	108	119
Cumulative number of operational skilled nursing, assisted living and independent living beds	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,204
New Market CEO and New Ventures Programs.  In order to broaden our reach to new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring facilities and establishing an operating platform for future growth. In addition, this program was expanded to broaden our reach to other lines of business closely related to the skilled nursing industry through our New Ventures program. For example, we entered into home health as part of this program. The New Ventures program encourages facility CEOs to evaluate service offerings with the goal of establishing an operating platform in new markets. We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.

Recent Developments

Real Estate Investment Trust (REIT) Spin-Off — On November 7, 2013, we announced a plan to separate our healthcare business and real estate business into two separate, publicly traded companies:

•	Ensign, which will continue to provide healthcare services through its existing operations; and

•	CareTrust REIT, Inc. (CareTrust), which will own, acquire and lease real estate serving the healthcare industry.

We intend to accomplish the proposed separation by distributing all of the outstanding shares of CareTrust common stock to our stockholders on a pro rata basis (the Spin-Off). At the time of the Spin-Off, CareTrust, which is currently a wholly-owned subsidiary of ours, will hold substantially all of the real property owned by us, and will own and operate three independent living facilities. After the Spin-Off, all of these properties (except for three independent living facilities that CareTrust will operate) will be leased to us on a triple-net basis, under which we will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

The proposed Spin-Off is conditioned on, among other things, final approval by our board of directors, the receipt of a ruling from the IRS that, among other things, the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes, the receipt of an opinion of counsel as to the satisfaction of certain requirements for such tax-free treatment, and the receipt of an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014. CareTrust has been organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT.

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

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of our current compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Our participation in federal healthcare programs is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution. See further details of the CIA at Note 19, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Urgent Care Franchising — On March 25, 2013 we announced that our urgent care subsidiary, Immediate Clinic Healthcare, Inc., agreed to terms to sell Doctors Express, a national urgent care franchise system. The sale of specific assets and liabilities of Doctors Express was finalized on April 15, 2013. In accordance with the authoritative guidance for the disposal of long-lived assets, the sale of Doctors Express has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying consolidated statements of income. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on our accompanying consolidated balance sheets as of December 31, 2012. See Note 4, Discontinued Operations in Notes to consolidated Financial Statements.

Facility Acquisition History

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of December 31, 2013:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	36	13	27	12	6	6	6	3	5	5	119
Operational skilled nursing, assisted living and independent living beds	3,973	1,902	3,353	1,413	505	555	477	304	366	356	13,204
During the third quarter of 2013, we acquired a skilled nursing facility in Washington and an existing leased urgent care center in two separate transactions for an aggregate purchase price of approximately $6.1 million, which was paid in cash. The skilled nursing facility acquisition added 82 operational skilled nursing beds, while the urgent care center acquisition did not have an impact on our operational bed count.
During the second quarter of 2013, we acquired five nursing facilities in Texas, Washington, and Nebraska, and three assisted living facilities in Washington, California and Utah in five separate transaction for an aggregate purchase price of approximately $28.7 million, which was paid in cash. The skilled nursing facilities acquisitions added 460 operational skilled nursing beds, while the assisted living facilities acquisitions added 281 operational assisted living units.
During the first quarter of 2013, we acquired two home health operations in Washington and Texas, two hospice operations in Arizona and California, one home health and hospice with operations in Washington, and one skilled nursing facility in Texas, in five separate transactions for an aggregate purchase price of approximately $10.6 million, which was paid in cash. The home health and hospice acquisitions did not have an impact on our operational bed count, while the skilled nursing facility acquisition added 150 operational skilled nursing beds to our operations.
We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction noted above. See further discussion of facility acquisitions in Note 8, Acquisitions in Notes to consolidated Financial Statements.

Quality of Care Measures

In December 2008, CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date. Generally we acquire facilities with a 1 or 2-Star rating. We believe compliance and quality outcomes are precursors to outstanding financial performance. The table below summarizes the improvements we have made in these quality measures since 2009:

	As of December 31,
	2009	2010	2011	2012	2013
Cumulative number of facilities	77	82	102	108	119
4 and 5-Star Quality Rated facilities	14	21	38	45	60
Percent of 4 and 5-Star Quality Rated facilities	18.2%	25.6%	37.3%	41.7%	50.4%
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
Effects of Changing Prices
Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations.

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

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflects a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% MFP as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold.

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

On November 22, 2013, CMS issued its final ruling regarding Medicare payment rates for home health agencies effective January 1, 2014. As required by the PPACA, this rule includes rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. Under the ruling, CMS projects that Medicare payments to home health agencies in calendar year 2014 will be reduced by 1.05%, or $200 million, reflecting the combined effects of the 2.3% increase in the home health national payment update percentage; offset by a 2.7% decrease due to rebasing adjustments to the national, standardized 60-day episode payment rate, mandated by the Affordable Care Act; and a 0.6% decrease due to the effects of Home Health Prospective Payment Systems Grouper refinements. This final rule also updates the home health wage index for calendar year 2014. The ruling also established home health quality reporting requirements for 2014 payment and subsequent years to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities and intermediate care facilities for individuals with intellectual disabilities.

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

On August 2, 2013, CMS issued its final rule that would update fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices will see an estimated 1.0% increase in their payments for fiscal year 2014. The hospice payment increase is the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), offset by a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF). As finalized in this rule, CMS will update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index became effective on October 1, 2013.
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

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Pathway for SGR Reform Act of 2014, which extends the cap and exception process through March 31, 2014. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,920 threshold. The manual medical review exception process applies at the $3,700 threshold.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond March 31, 2014, which could also have an adverse effect on our revenue after that date.

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
Medicare Coverage Settlement Agreement — A proposed federal class action settlement was filed in federal district court on October 16, 2012 that would end the Medicare coverage standard for skilled nursing, home health and outpatient therapy services that a beneficiary's condition must be expected to improve. The settlement was approved on January 24, 2013, which tasked CMS with revising its Medicare Benefit Manual and numerous other policies, guidelines and instructions to ensure that Medicare coverage is available for skilled maintenance services in the home health, skilled nursing and outpatient settings. CMS must also develop and implement a nationwide education campaign for all who make Medicare determinations to ensure that beneficiaries with chronic conditions are not denied coverage for critical services because their underlying conditions will not improve. At the conclusion of the CMS education campaign, the members of the class will have the opportunity for re-review of their claims, and a two- or three-year monitoring period will commence. Implementation of the provisions of this settlement agreement could favorably impact Medicare coverage reimbursement for our services.

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

We take seriously our responsibility to act appropriately under applicable laws and regulations, including Medicare and Medicaid billing and reimbursement laws and regulations. Accordingly, we employ accounting, reimbursement and compliance specialists who train, mentor and assist our clerical, clinical and rehabilitation staffs in the preparation of claims and supporting documentation, regularly monitor billing and reimbursement practices within our operations, and assist with the appeal of overpayment and recoupment claims generated by governmental, fiscal intermediary and other auditors and reviewers. In addition, due to the potentially serious consequences that could arise from any impropriety in our billing and reimbursement processes, we investigate all allegations of impropriety or irregularity relative thereto, and sometimes do so with the aid of outside auditors, other than our independent registered public accounting firm, attorneys and other professionals.

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
The following table sets forth the payor sources of our total revenue for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$323,803	35.8%	$302,046	36.7%	$277,736	36.6%
Medicare	292,917	32.4	278,578	33.8	272,283	35.9
Medicaid-skilled	36,085	4.0	25,418	3.1	20,290	2.7
Total	652,805	72.2	606,042	73.6	570,309	75.2
Managed Care	118,168	13.1	106,268	12.9	94,266	12.4
Private and Other(1)	133,583	14.7	110,845	13.5	93,702	12.4
Total revenue	$904,556	100.0%	$823,155	100.0%	$758,277	100.0%
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

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Years Ended December 31,
	2013	2012	2011
Percentage of Skilled Nursing Days:
Medicare	14.8%	15.3%	15.2%
Managed care	8.9	9.0	8.9
Other skilled	2.7	1.6	1.4
Skilled mix	26.4	25.9	25.5
Private and other payors	13.7	13.2	12.6
Quality mix	40.1	39.1	38.1
Medicaid	59.9	60.9	61.9
Total skilled nursing	100.0%	100.0%	100.0%

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

 Staff and Leadership Development.  We have a company-wide commitment to ongoing education, training and professional development. Accordingly, our operational leaders participate in regular training. Most participate in training sessions at Ensign University, our in-house educational system. Other training opportunities are generally offered on a monthly basis. Training and educational topics include leadership development, our values, updates on Medicaid and Medicare billing requirements, updates on new regulations or legislation, emerging healthcare service alternatives and other relevant clinical, business and industry specific coursework. Additionally, we encourage and provide ongoing education classes for our clinical staff to maintain licensing and increase the breadth of their knowledge and expertise. We believe that our commitment to, and substantial investment in, ongoing education will further strengthen the quality of our operational leaders and staff, and the quality of the care they provide to our patients and residents.

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

Since April 1999, we have acquired 119 facilities with 13,204 operational beds, including 1,603 assisted living beds and 477 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

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

Attractive Asset Base.  We believe that our facilities are among the best-operated in their respective markets. As of December 31, 2013, we owned 96 of the 119 facilities that we operated, and had purchase agreements or options to purchase two of the 23 facilities that we operated under long-term lease arrangements. We will consider exercising these purchase options as they become exercisable. Assuming we eventually exercise all purchase options we currently hold and we don't dispose of any of our current facilities, we would own approximately 82% of the facilities we currently operate. We plan to continue to invest in our facilities, both owned and leased, to keep them physically attractive and clinically sound.

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

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our operations. We generally have between five and twenty prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our facility Chief Executive Officer Program, which facilitates the continued development of these talented business leaders into outstanding facility CEOs, through regular peer review, our Ensign University and on-the-job training.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering real opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for the years ended December 31, 2013, 2012 and 2011 were 77.5%, 79.0% and 79.2%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties, the expansion and upgrade of current facilities, and the potential construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring facilities within select geographic markets and may consider the construction of new facilities or by partnering with a construction company to build out new facilities. In addition, historically we have targeted facilities that we believed were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 92 facilities that we acquired from 2001 through 2012, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.3% during the first full three months of operations to 14.5% during the thirteenth through fifteenth months of operations.

Labor

 The operation of our skilled nursing and assisted living facilities, home health and hospice operations and urgent care centers requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2013, we had approximately 11,372 full-time equivalent employees, employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2013, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Legislation to delay a significant cut in reimbursement for physician services under Medicare has been enacted repeatedly, most recently in the Pathway for SGR Reform Act of 2014, which implements a 0.5% update for physician services through March 31, 2014. On February 12, 2014, the Senate passed legislation previously passed by the House of Representatives to provide $2.3 billion in funds to supplement Medicare physician payment rates in 2017 if those rates are less than 2013 rates.  The President is expected to sign this legislation.  In addition, key House and Senate committees have agreed on proposed legislation to permanently stabilize Medicare payment to physicians, but the full House and Senate have not yet taken action on this legislation

On March 23, 2010, President Obama signed PPACA into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA made no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update became subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs.

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

•
Skilled Nursing Facility Value-Based Purchasing Program — PPACA required the U.S. Department of Health and Human Services (HHS) to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which concluded in December 2012. HHS provided Congress with an outline of plans to implement a value-based purchasing program, and any permanent value-based purchasing program for skilled nursing facilities will be implemented after that evaluation.

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

Item 1A.    Risk Factors
Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements" on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 39.8% of our revenue from the Medicaid program for the years ended December 31, 2013 and 2012. We derived 32.4% and 33.8% of our revenue from the Medicare program for the years ended December 31, 2013 and 2012, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending.  Recent budget proposals and legislation at both the federal and state levels have called for cuts in reimbursement for health care providers participating in the Medicare and Medicaid programs.  Enactment and implementation of measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered reasonably necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

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

On July 27, 2012, CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase will be offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

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

On November 22, 2013, CMS issued its final ruling regarding Medicare payment rates for home health agencies effective January 1, 2014. As required by the PPACA, this rule includes rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. Under the ruling, CMS projects that Medicare payments to home health agencies in calendar year 2014 will be reduced by 1.05%, or $200 million, reflecting the combined effects of the 2.3% increase in the home health national payment update percentage; a 2.7% decrease due to rebasing adjustments to the national, standardized 60-day episode payment rate, mandated by the Affordable Care Act; and a 0.6% decrease due to the effects of HH PPS Grouper refinements. This final rule also updates the home health wage index for calendar year 2014. The ruling also established home health quality reporting requirements for 2014 payment and subsequent years to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities and intermediate care facilities for individuals with intellectual disabilities.

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

On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to state health and human services programs.  Specifically, the law reduced provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011. Federal approval was obtained on October 27, 2011.  AB X1 19 limited  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012. The 10% reduction in provider payments was repaid on or before December 31, 2012.

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

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which concluded in 2012. HHS provided Congress with an outline of plans to implement a value-based purchasing program, and any permanent value-based purchasing program for skilled nursing facilities will be implemented after that evaluation.

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

We operate one or more skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of December 31, 2013, we had one facility under probe review.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Pathway for SGR Reform Act of 2014, which extends the cap and exception process through March 31, 2014. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,920 threshold. The manual medical review exception process applies at the $3,700 threshold.

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

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond March 31, 2014, which could also have an adverse effect on our revenue after that date.

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

We are subject to federal and state laws, such as the federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we announced that we reached a tentative settlement with the Department of Justice (DOJ) regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the settlement, we entered into a Corporate Integrity Agreement with the Office of Inspector General-HHS. Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2013, 72.2% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
A class action staffing suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company's California facilities. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6.5 million, of which, approximately $1.5 million of this amount was recorded in the fiscal year ended December 31, 2013, with the balance having been expensed in prior periods. We believe that the settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.

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

In October 2013, we entered into a settlement agreement (the Settlement Agreement) with the DOJ pertaining to an investigation of certain of our operating subsidiaries. Pursuant to the settlement agreement, we made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. We have denied engaging in any illegal conduct, and have agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

During the year ended December 31, 2013, we acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations, three hospice operations and one urgent care center with a total of 652 operational skilled nursing beds and 281 operational assisted living units. During the year ended December 31, 2012, we acquired six facilities and three businesses with a total of 441 operational beds. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

At December 31, 2013, we had $260.0 million of outstanding indebtedness under the Senior Credit Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $139.6 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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
The proposed Spin-Off transaction may not be completed on the terms contemplated, or at all, may not result in the benefits expected, will result in costs whether or not completed, or distract our management.

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

Our systems are subject to security breaches and other cybersecurity incidents.

We may experience cyber attacks, and as a result, unauthorized parties may obtain access to our computer systems and networks. Such cyber attacks could result in the misappropriation of our proprietary information and technology or interrupt our business. The reliability and security of our information technology infrastructure is critical to our business. To the extent that any disruptions or security breaches result in significant loss or damage to our data, or inappropriate disclosure of significant proprietary information, it could cause damage to our reputation and affect our relationships with our residents and ultimately harm our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Service Center.  We currently lease 29,829 square feet of office space in Mission Viejo, California for our Service Center pursuant to a lease that expires in August 2019. We have two options to extend our lease term at this location for an additional five-year term for each option.

Facilities.  As of December 31, 2013, we operated 119 facilities in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington, with the operational capacity to serve approximately 13,000 residents. Of the 119 facilities that we operated, we owned 96 facilities and leased 23 facilities pursuant to operating leases, two of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our facilities at December 31, 2013:

State	Leased without a Purchase Option	Purchase Agreement or Leased with a Purchase Option	Owned	Total Operational Beds
California	1,510	414	2,049	3,973
Arizona	575	—	1,327	1,902
Texas	112	—	3,241	3,353
Utah	108	—	1,305	1,413
Colorado	42	—	463	505
Washington	—	—	555	555
Idaho	—	—	477	477
Nevada	—	—	304	304
Nebraska	—	—	366	366
Iowa	—	—	356	356
Total	2,347	414	10,443	13,204

Skilled nursing	2,347	344	8,433	11,124
Assisted living	—	70	1,533	1,603
Independent living	—	—	477	477
Total	2,347	414	10,443	13,204

Item 3.        Legal Proceedings
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. We believe that we are in compliance in all material respects with all applicable laws and regulations.
A significant portion of our revenue is derived from Medicaid and Medicare, for which reimbursement rates are subject to regulatory changes and government funding restrictions. Any significant future change to reimbursement rates or regulation on how services are provided could have a material effect on our operations.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
Income Tax Examinations — During the first quarter of 2012, the State of California initiated an examination of our income tax returns for the 2008 and 2009 income tax years. The examination is primarily focused on the Captive and the treatment of related insurance matters. To date, California has not proposed any adjustments. We are not currently under examination by any other major income tax jurisdiction. During 2013, the statute of limitations has lapsed on our 2009 Federal tax year and will lapse on certain 2008 and 2009 state tax years during the fourth quarter. The lapse of the Federal statute had no significant impact on the balance of unrecognized tax benefits. We do not believe the state statute lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. See Note 14, Income Taxes.
Indemnities — From time to time, we enter into certain types of contracts that contingently requires us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, (iv) agreements with certain lenders under which we may be required to indemnify such lenders against various claims and liabilities, and (v) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
Litigation — The skilled nursing business involves a significant risk of liability given the age and health of our patients and residents and the services we provide. We and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.
In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which it does business.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of our competitors. We expect the plaintiff's bar to become increasingly aggressive in their pursuit of these staffing and similar claims.

A class action staffing suit was previously filed against us in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California facilities. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. We have been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6.5 million, of which, approximately $1.5 million of this amount was recorded during the year ended December 31, 2013, with the balance having been expensed in prior periods. We believe that the settlement will not have a material ongoing adverse effect on our business, financial condition or results of operations.
Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.
We have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to care and treatment provided at our facilities as well as employment related claims. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

We cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and we are subjected to, alleged to be liable for, or agrees to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.
Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments. We have one operation subject to probe review during the year ended December 31, 2013. We anticipate that these probe reviews will increase in frequency in the future. Further, we currently have no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no facilities that are currently undergoing targeted review.

U.S. Government Inquiry — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We, through our outside counsel and a special committee of independent directors established by its board, worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to resolve the issue.

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

Participation in federal healthcare programs by us is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Item 4.        Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2012
First Quarter	$29.73	$24.01
Second Quarter	$28.71	$23.40
Third Quarter	$30.76	$26.53
Fourth Quarter	$31.25	$24.97
Fiscal 2013
First Quarter	$33.70	$27.54
Second Quarter	$38.08	$31.57
Third Quarter	$42.26	$35.24
Fourth Quarter	$46.39	$39.60

During fiscal 2013, we declared aggregate cash dividends of $0.265 per share of common stock, for a total of approximately $5.9 million.

As of February 10, 2014, there were approximately 230 holders of record of our common stock.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2008 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 12/31/08 in stock in index, including reinvestment of dividends.
Fiscal year ending December 31.

Comparison of 60 month cumulative total return among The Ensign Group, Inc., NASDAQ Market Index, Skilled Nursing Facilities

	December 31,
	2008	2009	2010	2011	2012	2013
The Ensign Group, Inc.	$100.00	$93.05	$152.25	$151.32	$169.20	$277.92
NASDAQ Market Index	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
Peer Group	$100.00	$90.13	$127.89	$105.17	$126.22	$156.74

The current composition of the Skilled Nursing Facilities Peer Group 1, SIC Code 8051 is as follows:

AdCare Health Systems, Inc., Diversicare Healthcare Services, Five Star Quality Care, Inc., Lexington Healthcare Group, National Healthcare Corporation, Skilled Healthcare Group, Inc., and The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2012
First Quarter	$0.060	$1,292
Second Quarter	$0.060	$1,298
Third Quarter	$0.060	$1,306
Fourth Quarter	$0.065	$1,424
2013
First Quarter	$0.065	$1,437
Second Quarter	$0.065	$1,438
Third Quarter	$0.065	$1,443
Fourth Quarter	$0.070	$1,564

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2013, we paid aggregate annual dividends equal to approximately 5% to 15% of our net income, after adjusting for the charge related to the U.S. Government inquiry settlement of $33.0 million and $15.0 million in fiscal years ended December 31, 2013 and 2012, respectively. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the board of directors deems relevant. The senior credit facility agreement governing our revolving line of credit with a lending consortium arranged by SunTrust and Wells Fargo restricts our subsidiaries and our ability to pay dividends to stockholders in excess of 20% of consolidated net income, or at all if we receive notice that we are in default under this agreement. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. generally accepted accounting principles.

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

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock. The repurchase program expired on November 15, 2013. During the year ended December 31, 2013, we did not repurchase any shares of our common stock. During the year ended December 31, 2012, we repurchased 7,340 shares of our common stock for a total of $0.2 million.

Item 6. Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Revenue	$904,556	$823,155	$758,277	$649,532	$542,002
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	725,989	656,424	600,804	516,668	434,318
Charge related to U.S. Government inquiry	33,000	15,000	—	—	—
Facility rent - cost of services	13,613	13,281	13,725	14,478	14,703
General and administrative expense	40,103	31,819	29,766	26,099	20,767
Depreciation and amortization	33,909	28,358	23,286	16,633	13,276
Total expenses	846,614	744,882	667,581	573,878	483,064
Income from operations	57,942	78,273	90,696	75,654	58,938
Other income (expense):
Interest expense	(12,787)	(12,229)	(13,778)	(9,123)	(5,691)
Interest income	506	255	249	248	279
Other expense, net	(12,281)	(11,974)	(13,529)	(8,875)	(5,412)
Income before provision for income taxes	45,661	66,299	77,167	66,779	53,526
Provision for income taxes	20,003	25,134	29,492	26,253	21,040
Income from continuing operations	25,658	41,165	47,675	40,526	32,486
Loss from discontinued operations	(1,804)	(1,357)	—	—	—
Net income	$23,854	$39,808	$47,675	$40,526	$32,486
Less: net loss attributable to noncontrolling interests	(186)	(783)	—	—	—
Net income attributable to The Ensign Group, Inc.	$24,040	$40,591	$47,675	$40,526	$32,486
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$25,844	$41,948	$47,675	$40,526	$32,486
Loss from discontinued operations, net of income tax	(1,804)	(1,357)	—	—	—
Net income attributable to The Ensign Group, Inc.	$24,040	$40,591	$47,675	$40,526	$32,486
Net income per share(1):
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.18	$1.96	$2.27	$1.95	$1.58
Loss from discontinued operations (2)	(0.08)	(0.07)	—	—	—
Net income attributable to The Ensign Group, Inc.	$1.10	$1.89	$2.27	$1.95	$1.58
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.16	$1.91	$2.21	$1.92	$1.55
Loss from discontinued operations (2)	(0.09)	(0.06)	—	—	—
Net income attributable to The Ensign Group, Inc.	$1.07	$1.85	$2.21	$1.92	$1.55
Weighted average common shares outstanding:
Basic	21,900	21,429	20,967	20,744	20,603
Diluted	22,364	21,942	21,583	21,159	20,925
(1) See Note 5 of Notes to Consolidated Financial Statements.
(2) See Note 4 of Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$92,037	$107,414	$113,982
Adjusted EBITDA(1)(2)	136,741	131,427	115,978
EBITDAR(1)	105,650	120,695	127,707
Adjusted EBITDAR(1)(2)	149,345	143,848	129,703
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
We typically use EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR to compare the operating performance of each operation. These measures are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, facility rent — cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance facilities, the amount of debt that we have incurred, whether a facility is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates. As a result, we believe that the use of these measures provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charges related to the DOJ settlement;

•	Expenses incurred in connection with the Company's proposed spin-off of real estate assets in a newly formed publicly traded real estate investment trust (REIT);

•	Legal costs incurred in connection with the DOJ settlement;

•	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

•	Impairment charges

•	Losses incurred by our newly opened urgent care centers;

•	Losses incurred by one newly constructed skilled nursing facility;

•	Acquisition-related costs; and

•	Costs incurred to recognize income tax credits.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Years Ended December 31,
	2013	2012	2011		2010	2009
	(In thousands)
Consolidated statements of income Data:
Net income	$23,854	$39,808	$47,675		$40,526	$32,486
Net loss attributable to noncontrolling interests	186	783	—		—	—
Loss from discontinued operations	1,804	1,357	—		—	—
Interest expense, net	12,281	11,974	13,529		8,875	5,412
Provision for income taxes	20,003	25,134	29,492		26,253	21,040
Depreciation and amortization	33,909	28,358	23,286		16,633	13,276
EBITDA	$92,037	$107,414	$113,982		$92,287	$72,214
Facility rent—cost of services	13,613	13,281	13,725		14,478	14,703
EBITDAR	$105,650	$120,695	$127,707		$106,765	$86,917

EBITDA	$92,037	$107,414	$113,982		$92,287	$72,214
Charge related to the U.S. Government inquiry(a)	33,000	15,000	—		—	—
Expenses related to the Spin-Off(b)	4,050	—	—		—	—
Legal costs(c)	1,098	1,945	1,544	—	—	—
Settlement of class action lawsuit(d)	1,524	2,596	—		—	—
Impairment of goodwill and other indefinite-lived intangibles (j)	490	2,225	—		185	—
Urgent care center losses(e)	1,844	546	—		—	—
Losses at skilled nursing facility not at full operation(f)	1,256	—	—		—	—
Acquisition related costs(g)	288	250	452		150	349
Costs incurred to recognize income tax credits(h)	145	591	—		—	—
Rent related to items (e) and (f) above(i)	1,009	860	—		—	—
Adjusted EBITDA	$136,741	$131,427	$115,978		$92,622	$72,563
Facility rent—cost of services	13,613	13,281	13,725		14,478	14,703
Less: rent related to items (e) and (f) above(i)	(1,009)	(860)	—		—	—
Adjusted EBITDAR	$149,345	$143,848	$129,703		$107,100	$87,266
_______________________

(a)	Charges related to our resolution of any claims connected to the DOJ settlement.

(b)	Expenses incurred in connection with the Company's proposed spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT).

(c)	Legal costs incurred in connection with the DOJ settlement.

(d)	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

(e)	Losses incurred at newly opened urgent care centers, excluding rent, depreciation, interest and income taxes.

(f)
Losses incurred through the second quarter at one newly constructed skilled nursing facility which began operations during the first quarter of 2013, excluding rent, depreciation, interest and income taxes. The facility began running at full capacity during the third quarter of 2013, and therefore, results for the third and fourth quarters were not included in the results above.

(g)	Costs incurred to acquire operations which are not capitalizable.

(h)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(i)	Rent related to newly opened urgent care centers and one newly constructed skilled nursing facility which began operations during the first quarter of 2013, not included in items (e) and (f) above.

(j)
Impairment charges to goodwill for a skilled nursing facility in Utah during the year ended December 31, 2013 and a decline in the estimated fair value of redeemable noncontrolling interest of our urgent care franchising business during the year ended December 31, 2012.

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
Overview
We, through our subsidiaries, provide skilled nursing and rehabilitative care services through the operation of 119 facilities, nine home health and seven hospice operations, seven urgent care centers and a mobile x-ray and diagnostic company as of December 31, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the operation of choice in the community it serves, provides a broad spectrum of healthcare services including skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. Our facilities have a collective capacity of approximately 13,200 operational skilled nursing, assisted living and independent living beds. As of December 31, 2013, we owned 96 of its 119 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities.

The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of December 31, 2013:

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

Recent Developments

Real Estate Investment Trust (REIT) Spin-Off — On November 7, 2013, we announced a plan to separate our healthcare business and real estate business into two separate, publicly traded companies:

•	Ensign, which will continue to provide healthcare services through its existing operations; and

•	CareTrust REIT, Inc. (CareTrust), which will own, acquire and lease real estate serving the healthcare industry.

We intend to accomplish the proposed separation by distributing all of the outstanding shares of CareTrust common stock to our stockholders on a pro rata basis (the Spin-Off). At the time of the Spin-Off, CareTrust, which is currently a wholly-owned subsidiary of ours, will hold substantially all of the real property owned by us, and will own and operate three independent living facilities. After the Spin-Off, all of these properties (except for three independent living facilities that CareTrust will operate) will be leased to us on a triple-net basis, under which we will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

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

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of our current compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Our participation in federal healthcare programs is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution. See further details of the CIA at Note 19, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Urgent Care Franchising — On March 25, 2013 we announced that our urgent care subsidiary, Immediate Clinic Healthcare, Inc., agreed to terms to sell Doctors Express, a national urgent care franchise system. The sale of specific assets and liabilities of Doctors Express was finalized on April 15, 2013. In accordance with the authoritative guidance for the disposal of long-lived asset, the sale of Doctors Express has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying consolidated statements of income. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on our accompanying consolidated balance sheets as of December 31, 2012. See Note 4, Discontinued Operations in Notes to consolidated Financial Statements.

Facility Acquisition History

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of December 31, 2013:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	36	13	27	12	6	6	6	3	5	5	119
Operational skilled nursing, assisted living and independent living beds	3,973	1,902	3,353	1,413	505	555	477	304	366	356	13,204
During the first quarter of 2013, we acquired a three home health operations in Washington and Texas, three hospice operations in Arizona, California and Washington, respectively, and one skilled nursing facility in Texas, in six separate transactions, for an aggregate purchase price of approximately $10.6 million, which was paid in cash. The skilled nursing facility acquisition added 150 operational skilled nursing beds to our operations. The home health and hospice acquisitions did not have an impact on our operational bed count.
During the second quarter of 2013, we acquired five skilled nursing facilities in Texas, Nebraska and Washington and three assisted living facilities in Washington, California and Utah in five separate transactions for an aggregate purchase price of approximately $28.7 million, which was paid in cash. These acquisitions added 460 operational skilled nursing beds and 281 operational assisted living units to our operations.

During the third quarter of 2013, we acquired a skilled nursing facility and an urgent care center in Washington for approximately $6.1 million, which was paid in cash. The skilled nursing acquisition added 82 operational skilled nursing beds to our operations. The urgent care center acquisition did not have an impact on our bed count.
We also entered into a separate operations transfer agreement with the prior tenant as part of each transaction noted above. See further discussion of facility acquisitions in Note 8, Acquisitions in Notes to Consolidated Financial Statements.
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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2013	2012	2011
Skilled Mix:
Days	26.4%	25.9%	25.5%
Revenue	50.0%	50.0%	51.3%
Quality Mix:
Days	40.1%	39.1%	38.1%
Revenue	59.5%	59.5%	60.1%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Occupancy:
Operational beds at end of period	13,204	12,198	11,702
Available patient days	4,710,768	4,371,034	3,945,511
Actual patient days	3,648,651	3,452,598	3,124,724
Occupancy percentage (based on operational beds)	77.5%	79.0%	79.2%

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
The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$323,803	35.8%	$302,046	36.7%	$277,736	36.6%
Medicare	292,917	32.4	278,578	33.8	272,283	35.9
Medicaid-skilled	36,085	4.0	25,418	3.1	20,290	2.7
Total	652,805	72.2	606,042	73.6	570,309	75.2
Managed Care	118,168	13.1	106,268	12.9	94,266	12.4
Private and Other(1)	133,583	14.7	110,845	13.5	93,702	12.4
Total revenue	$904,556	100.0%	$823,155	100.0%	$758,277	100.0%
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

Depreciation and Amortization.  Property and equipment are recorded at their original historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The following is a summary of the depreciable lives of our depreciable assets:

Buildings and improvements	Minimum of three years to a maximum of 57 years, generally 45 years
Leasehold improvements	Shorter of the lease term or estimated useful life, generally 5 to 15 years
Furniture and equipment	3 to 10 years

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including, but not limited to, those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported. The following summarizes our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations; and (b) require management's most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
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
Revenue from Medicare and Medicaid programs account for 72.2%, 73.6% and 75.2% of our revenue for the years ended December 31, 2013, 2012, and 2011, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded retroactive adjustments to revenue which were not material to our consolidated revenue for the years ended December 31, 2013, 2012 and 2011.
Our service specific revenue recognition policies are as follows:
Skilled Nursing Revenue
Our revenue is derived primarily from providing long-term healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis. We record revenue from private pay patients, at the agreed-upon rate, as services are performed.
Home Health Revenue
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if patient care was unusually costly; (b) a low utilization payment adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Therefore, we believe that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes,we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. Thereby, estimating revenue and recognizing it on a daily basis.
Non-Medicare Revenue
Episodic Based Revenue — We recognize revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
Non-episodic Based Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to its established or estimated per-visit rates, as applicable.
Hospice Revenue
Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. We make adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increases to other accrued liabilities.
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
Self-Insurance
We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for us. For claims made after January 1, 2013, the self-insured retention was $0.5 million per claim, subject to an additional one-time deductible of $1.0 million for California facilities and a separate, one-time deductible of $0.8 million for non-California facilities. For all facilities, except those located in Colorado, the third-party coverage above these amounts was $1.0 million per claim, $3.0 million per facility, with a $5.0 million blanket aggregate available to both California and non-California operations separately. In Colorado, the third-party coverage above these limits was $1.0 million per claim and $3.0 million per facility, which is independent of the aforementioned blanket aggregate applicable to our other 113 facilities.
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
Our operating subsidiaries are self-insured for workers’ compensation liability in California. To protect ourself against loss exposure in California with this policy, we purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.5 million for each occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, we purchased individual stop-loss coverage that insures individual claims that exceed $0.8 million for each occurrence. Our operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information.
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
We believe that adequate provision has been made in the consolidated balance sheets for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of our reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, with the assistance of an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to net income. If our actual liability exceeds its estimates of loss, its future earnings, cash flows and financial condition would be adversely affected.

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

Derivatives and Hedging Activities

We evaluate variable and fixed interest rate risk exposure on a routine basis and to the extent we believe that it is appropriate, we will offset most of our variable risk exposure by entering into interest rate swap agreements. It is our policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). We formally designate our interest rate swap agreements as hedges and document all relationships between hedging instruments and hedged items. We formally assess the effectiveness of our hedging relationships, both at the hedge inception and on an ongoing basis, then measure and record ineffectiveness. We would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivative is recorded on the balance sheet at its fair value.

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

Additionally, the FASB and the International Accounting Standards Board are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards in order to support their commitment to achieve a single set of high-quality global accounting standards. One of the projects under deliberation includes accounting for leases. If enacted in its current draft form, we anticipate that the lease accounting proposal could have an impact on our consolidated financial statements; however the FASB's standard-setting process is ongoing and until new standards have been finalized and issued, we cannot quantify and determine the impact on our consolidated financial statements that may result from such future changes.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	80.3	79.7	79.2
U.S. Government inquiry settlement	3.6	1.8	—
Facility rent—cost of services	1.5	1.6	1.8
General and administrative expense	4.4	3.9	3.9
Depreciation and amortization	3.8	3.4	3.1
Total expenses	93.6	90.4	88.0
Income from operations	6.4	9.6	12.0
Other income (expense):
Interest expense	(1.4)	(1.5)	(1.8)
Interest income	—	—	—
Other expense, net	(1.4)	(1.5)	(1.8)
Income before provision for income taxes	5.0	8.1	10.2
Provision for income taxes	2.2	3.1	3.9
Income from continuing operations	2.8	5.0	6.3
Loss from discontinued operations	(0.2)	(0.2)	—
Net income	2.6	4.8	6.3
Less: net loss attributable to the noncontrolling interests	(0.1)	(0.1)	—
Net income attributable to The Ensign Group, Inc.	2.7%	4.9%	6.3%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Years Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$904,556	$823,155	$81,401	9.9%
Number of facilities at period end	119	108	11	10.2%
Actual patient days	3,648,651	3,452,598	196,053	5.7%
Occupancy percentage — Operational beds	77.5%	79.0%		(1.5)%
Skilled mix by nursing days	26.4%	25.9%		0.5%
Skilled mix by nursing revenue	50.0%	50.0%		—%

	Years Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$679,610	$670,747	$8,863	1.3%
Number of facilities at period end	77	77	—	—%
Actual patient days	2,618,541	2,638,029	(19,488)	(0.7)%
Occupancy percentage — Operational beds	80.8%	81.2%		(0.4)%
Skilled mix by nursing days	28.3%	27.5%		0.8%
Skilled mix by nursing revenue	52.1%	52.0%		0.1%

	Years Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$141,180	$135,639	$5,541	4.1%
Number of facilities at period end	25	25	—	—%
Actual patient days	724,243	736,995	(12,752)	(1.7)%
Occupancy percentage — Operational beds	73.8%	74.9%		(1.1)%
Skilled mix by nursing days	20.2%	18.2%		2.0%
Skilled mix by nursing revenue	42.0%	39.2%		2.8%

	Years Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$83,766	$16,769	$66,997	NM
Number of facilities at period end	17	6	11	NM
Actual patient days	305,867	77,574	228,293	NM
Occupancy percentage — Operational beds	62.7%	55.5%		NM
Skilled mix by nursing days	18.0%	11.2%		NM
Skilled mix by nursing revenue	38.1%	20.9%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2010 to December 31, 2011.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2012.

Revenue. Revenue increased $81.4 million, or 9.9%, to $904.6 million for the year ended December 31, 2013 compared to $823.2 million for the year ended December 31, 2012. Of the $81.4 million increase, Medicare and managed care revenue increased $26.2 million, or 6.8%, Medicaid custodial revenue increased $21.8 million, or 7.2%, private and other revenue increased $22.7 million, or 20.5% and Medicaid skilled revenue increased $10.7 million, or 42.0%. Revenue generated by Recently Acquired Facilities increased by approximately $67.0 million. Since January 1, 2012, the Company has acquired seventeen facilities, five home health and four hospice operations in seven states.

Revenue generated by Same Facilities increased $8.9 million, or 1.3%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in skilled mix days of 0.8% to 28.3% as compared to 2012. This increase was primarily due to an increase in managed care days of 11.1% during the year ended December 31, 2013 as compared to the year ended December 31, 2012, partially offset by a decrease in Medicare days of 5.4% during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Revenue at Transitioning Facilities increased by $5.5 million, or 4.1% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was due to a 2.0% increase in skilled mix days primarily attributable to increases in Medicare days of 5.6% and managed care days of 13.3% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2013	2012	2013	2012	2013	2012	2013	2012	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$564.45	$555.44	$474.16	$471.25	$461.98	$418.73	$544.51	$541.63	0.5%
Managed care	398.86	391.08	378.70	395.32	458.55	427.52	400.44	391.32	2.3%
Other skilled	455.88	457.58	708.32	529.85	253.00	—	460.76	458.67	0.5%
Total skilled revenue	492.13	490.63	462.86	460.25	460.78	418.88	487.53	486.98	0.1%
Medicaid	176.97	168.85	158.45	155.16	167.26	204.57	174.04	167.78	3.7%
Private and other payors	188.44	189.62	167.45	165.93	154.87	168.26	179.40	181.52	(1.2)%
Total skilled nursing revenue	$267.38	$259.48	$222.39	$213.93	$218.10	$223.11	$257.67	$252.18	2.2%

The average Medicare daily rate increased by 0.5%. This rate was impacted by a 1.8% market basket increase, which went into effect in October 2012 and a market basket increase of 1.3%, which went into effect October 2013.  These market basket increases were offset by a 2% sequestration payment reduction that went into effect on April 1, 2013. The average Medicaid daily rate increased 3.7% for the year ended December 31, 2013 relative to the same period in the prior year, primarily due to increases in rates in various states, including Arizona and California.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Revenue:
Medicare	31.3%	33.0%	35.1%	33.3%	26.6%	20.6%	31.4%	32.9%
Managed care	15.2	13.7	5.7	5.3	11.5	0.3	13.9	12.4
Other skilled	5.6	5.3	1.2	0.6	—	—	4.7	4.7
Skilled mix	52.1	52.0	42.0	39.2	38.1	20.9	50.0	50.0
Private and other payors	7.5	7.6	21.4	22.6	12.1	11.2	9.5	9.5
Quality mix	59.6	59.6	63.4	61.8	50.2	32.1	59.5	59.5
Medicaid	40.4	40.4	36.6	38.2	49.8	67.9	40.5	40.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Years Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Days:
Medicare	14.8%	15.4%	16.5%	15.1%	12.6%	11.0%	14.8%	15.3%
Managed care	10.2	9.1	3.3	2.8	5.4	0.2	8.9	8.0
Other skilled	3.3	3.0	0.4	0.3	—	—	2.7	2.6
Skilled mix	28.3	27.5	20.2	18.2	18.0	11.2	26.4	25.9
Private and other payors	10.7	10.4	28.4	29.2	17.0	14.7	13.7	13.2
Quality mix	39.0	37.9	48.6	47.4	35.0	25.9	40.1	39.1
Medicaid	61.0	62.1	51.4	52.6	65.0	74.1	59.9	60.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $69.6 million, or 10.6%, to $726.0 million for the year ended December 31, 2013 compared to $656.4 million for the year ended December 31, 2012. Of the $69.6 million increase, Same Facilities increased $7.9 million, or 1.5%, and Recently Acquired Facilities increased $55.9 million. The increase at Same Facilities was primarily related to an increase in quality assurance fee of $3.7 million in certain states where related Medicaid rates were also increased. In addition, we recorded additional costs of $1.5 million related to the class action staffing lawsuit during the year ended December 31, 2013. Cost of services increased as a percent of total revenue to 80.3% for the year ended December 31, 2013 as compared to 79.7% for the year ended December 31, 2012.

Charge Related to U.S. Government Inquiry. The Company recorded an additional charge in the amount of $33.0 million during the year ended December 31, 2013 related to investigation into some of our subsidiaries conducted by the DOJ. During the year ended December 31, 2012, the Company accrued an estimated liability of $15.0 million. See further discussion of the DOJ investigation and related estimated settlement in Liquidity and Capital Resources.
Facility Rent — Cost of Services. Facility rent — cost of services increased $0.3 million, or 2.3%, to $13.6 million for the year ended December 31, 2013 as compared to $13.3 million for the year ended December 31, 2012. Facility rent-cost of services decreased as a percent of total revenue to 1.5% for the year ended December 31, 2013 as compared to 1.6% for the year ended December 31, 2012.

General and Administrative Expense. General and administrative expense increased $8.3 million, or 26.1%, to $40.1 million for the year ended December 31, 2013 compared to $31.8 million for the year ended December 31, 2012. General and administrative expenses increased as a percent of total revenue to 4.4% for the year ended December 31, 2013 as compared to 3.9% for the year ended December 31, 2012. The $8.3 million increase was primarily due to costs incurred in connection with the Company's proposed spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT) and wages and benefits as a result of enhancements made to its internal compliance team.
Depreciation and Amortization. Depreciation and amortization expense increased $5.5 million, or 19.4%, to $33.9 million for the year ended December 31, 2013 compared to $28.4 million for the year ended December 31, 2012. Depreciation and amortization expense increased as a percent of total revenue to 3.8% for the year ended December 31, 2013 as compared to 3.4% for the year ended December 31, 2012. This increase was primarily related to the additional depreciation of $3.5 million at Recently Acquired Facilities, as well as an increase of $1.9 million at Same Facilities due to recent renovations and the purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under long-term lease agreements during the year ended December 31, 2012. Of the $3.5 million increase at Recently Acquired Facilities, $0.7 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.3 million, or 2.6%, to $12.3 million for the year ended  December 31, 2013 as compared to $12.0 million for the year ended December 31, 2012. Other expenses, net decreased as a percent of total revenue to 1.4% for the year ended December 31, 2013 as compared to 1.5% for the year ended December 31, 2012.
Provision for Income Taxes. Provision for income taxes decreased $5.1 million, or 20.3%, to $20.0 million for the year ended December 31, 2013 as compared to $25.1 million for the year ended December 31, 2012. This decrease resulted from the decrease in income before income taxes. Our effective tax rate was 43.8% for the year ended December 31, 2013 as compared to 37.9% for the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Years Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$823,155	$758,277	$64,878	8.6%
Number of facilities at period end	108	102	6	5.9%
Actual patient days	3,452,598	3,124,724	327,874	10.5%
Occupancy percentage — Operational beds	79.0%	79.2%		(0.2)%
Skilled mix by nursing days	25.9%	25.5%		0.4%
Skilled mix by nursing revenue	50.0%	51.3%		(1.3)%

	Years Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$563,719	$568,087	$(4,368)	(0.8)%
Number of facilities at period end	62	62	—	—%
Actual patient days	2,152,011	2,137,951	14,060	0.7%
Occupancy percentage — Operational beds	82.7%	82.2%		0.5%
Skilled mix by nursing days	29.5%	29.0%		0.5%
Skilled mix by nursing revenue	54.2%	55.4%		(1.2)%

	Years Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$147,104	$138,521	$8,583	6.2%
Number of facilities at period end	20	20	—	—%
Actual patient days	662,290	640,396	21,894	3.4%
Occupancy percentage — Operational beds	75.0%	72.7%		2.3%
Skilled mix by nursing days	18.3%	16.3%		2.0%
Skilled mix by nursing revenue	39.0%	37.3%		1.7%

	Years Ended December 31,
	2012	2011
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$112,332	$51,669	$60,663	NM
Number of facilities at period end	26	20	6	NM
Actual patient days	638,297	346,377	291,920	NM
Occupancy percentage — Operational beds	72.1%	74.9%		NM
Skilled mix by nursing days	17.5%	14.2%		NM
Skilled mix by nursing revenue	38.2%	34.0%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2009.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2009 to December 31, 2010.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2011.

Revenue. Revenue increased $64.9 million, or 8.6%, to $823.2 million for the year ended December 31, 2012 compared to $758.3 million for the year ended December 31, 2011. Of the $64.9 million increase, Medicare and managed care revenue increased$18.3 million, or 5.0%, Medicaid revenue increased $24.3 million, or 8.8%, private and other revenue increased $17.2 million, or 20.0% and other skilled revenue increased $5.1 million, or 25.3%. Revenue generated by Recently Acquired Facilities increased by approximately $60.7 million, due to the Company's acquisition of 26 facilities, five home health and two hospice operations in ten states since January 1, 2011.

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

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $55.6 million, or 9.3%, to $656.4 million for the year ended December 31, 2012 compared to $600.8 million for the year ended December 31, 2011. Of the $55.6 million increase, Same Facilities increased $1.4 million, or 0.3% and Recently Acquired Facilities increased $49.0 million. The $1.4 million increase in Same Facility cost of services was primarily due to an increase in ancillary expenses, partially offset by decreases in wages and benefits. The increase in ancillary expenses was primarily due to increased therapy costs as was anticipated due to the change in therapy regulation implemented on October 1, 2011. The decrease in wages and benefits was primarily due to reduced performance during the year ended December 31, 2012 as compared to 2011. Included in the $49.0 million increase in cost of services at Recently Acquired Facilities were impairment charges to intangible assets of $2.2 million resulting from a decline in fair value of DRX. See further discussion of impairment charges at Note 11, Goodwill and Other Indefinite-Lived Intangibles in Notes to Consolidated Financial Statements. Cost of services increased as a percent of total revenue to 79.7% for the year ended December 31, 2012 as compared to 79.2% for the year ended December 31, 2011.

Charge Related to U.S. Government Inquiry. During the year ended December 31, 2012, the Company accrued an estimated liability of $15.0 million related to the ongoing investigation into some of our subsidiaries being conducted by the DOJ. See further discussion of the DOJ investigation and related estimated settlement in Liquidity and Capital Resources.

Facility Rent — Cost of Services. Facility rent — cost of services decreased $0.4 million, or 2.9%, to $13.3 million for the year ended December 31, 2012 compared to $13.7 million for the year ended December 31, 2011. Facility rent-cost of services decreased as a percent of total revenue to 1.6% for the year ended December 31, 2012 as compared to 1.8% for the year ended December 31, 2011. The decrease in facility rent is due to our purchase of the underlying assets of eight of our skilled nursing facilities in California, Utah and Idaho which we previously operated under long-term lease agreements, partially offset by additional rent recognized for a facility for which the Company has begun construction activities, but has not commenced operations of a skilled nursing facility as of December 31, 2012, new leases related to our urgent care centers, and normal annual increases in rent at leased facilities.
General and Administrative Expense. General and administrative expense increased $2.0 million, or 6.7%, to $31.8 million for the year ended December 31, 2012 compared to $29.8 million for the year ended December 31, 2011. General and administrative expenses remained consistent as a percent of total revenue at 3.9% for the year ended December 31, 2012 and 2011. The $2.0 million increase was primarily due to increases in wages and benefits due to our growth and increased legal costs incurred in connection with the ongoing investigation into the billing and reimbursement process of some of our subsidiaries being conducted by the DOJ.
Depreciation and Amortization. Depreciation and amortization expense increased $5.1 million, or 21.9%, to $28.4 million for the year ended December 31, 2012 compared to $23.3 million for the year ended December 31, 2011. Depreciation and amortization expense increased as a percent of total revenue to 3.4% for the year ended December 31, 2012 as compared to 3.1% for the year ended December 31, 2011. This increase was primarily related to the additional depreciation of $1.9 million at Recently Acquired Facilities, as well as increases of $2.0 million and $1.2 million at Same and Transitioning Facilities, respectively, due to recent renovations and the purchase of the underlying assets of eight of our skilled nursing facilities which we previously operated under a long-term lease agreements. Of the $1.9 million increase at Recently Acquired Facilities, $0.5 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
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
Provision for Income Taxes. Provision for income taxes decreased $4.4 million, or 14.9%, to $25.1 million for the year ended December 31, 2012 compared to $29.5 million for the year ended December 31, 2011. This decrease resulted from the decrease in income before income taxes of $10.9 million, or 14.1%. In addition, our effective tax rate decreased 0.3% to 37.9% for the year ended December 31, 2012 as compared to 38.2% for the year ended December 31, 2011.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations and long-term debt secured by our real property and our revolving credit facilities.
Since 2004, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations. Cash paid for business acquisitions was $45.4 million, $31.6 million and $106.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash paid for asset acquisitions was $0, $11.3 million and $23.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $29.8 million, $38.9 million and $40.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. We currently have a combined $30.0 million budgeted for renovation projects for 2014.

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

Our cash and cash equivalents as of December 31, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2013, we held debt security investments of approximately $22.4 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

In connection with the Spin-Off, we anticipate that CareTrust will assume the mortgage debt related to certain of the properties it acquires. CareTrust will also issue senior unsecured notes and mortgage indebtedness. A portion of those proceeds is expected to be transferred to us. We expect that we will use the proceeds to repay certain outstanding third-party bank debt and other indebtedness and, subject to the approval of and declaration by our board of directors, pay up to eight regular quarterly dividends. The Spin-Off and related transactions are subject to conditions, and their terms are subject to change in the sole discretion of our board of directors. Further details can be found at CareTrust's registration statement on Form 10 (File No. 001-36181) filed with the Securities and Exchange Commission on February 13, 2014.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$37,424	$82,050	$72,687
Net cash used in investing activities	(65,235)	(84,496)	(156,052)
Net cash provided by financing activities	52,881	13,547	40,861
Net increase (decrease) in cash and cash equivalents	25,070	11,101	(42,504)
Cash and cash equivalents at beginning of period	40,685	29,584	72,088
Cash and cash equivalents at end of period	$65,755	$40,685	$29,584
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by operations for the year ended December 31, 2013 was $37.4 million compared to $82.1 million for the year ended December 31, 2012, a decrease of $44.7 million. This decrease was primarily due to the payment of the U.S. Government investigation settlement of $15.0 million, an increase in accounts receivable of $11.1 million as compared to the year ended December 31, 2012 and an increase in prepaid income taxes of $8.2 million as compared to the year ended December 31, 2012, due to the timing of payments.
Net cash used in investing activities for the year ended December 31, 2013 was $65.2 million compared to $84.5 million for the year ended December 31, 2012, a decrease of $19.3 million. The decrease was primarily the result of $71.3 million in cash paid for business acquisitions, asset acquisitions and purchased property and equipment in the year ended December 31, 2013 compared to $86.2 million in the year ended December 31, 2012, a decrease of $14.9 million. The remainder of this difference is due to cash proceeds received on the sale of the Company's urgent care franchising business of $3.6 million and equity method investment of $1.6 million during the year ended December 31, 2013.
Net cash provided by financing activities for the year ended December 31, 2013 was $52.9 million as compared to $13.5 million for the year ended December 31, 2012, an increase of $39.4 million. This increase was primarily due to the receipt of $58.7 million in borrowing proceeds from our Senior Credit Facility during the year ended December 31, 2013 as compared to $36.5 million during the year ended December 31, 2012, an increase of $22.2 million, combined with a decrease in long-term debt repayments of $7.2 million for the year ended December 31, 2013 as compared to $16.8 million for the year ended December 31, 2012, a decrease of $9.6 million.

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
Net cash used in investing activities for the year ended December 31, 2012 was $84.5 million compared to $156.1 million for the year ended December 31, 2011, a decrease of $71.8 million. The decrease was primarily the result of $86.2 million in cash paid for business acquisitions, asset acquisitions and purchased property and equipment in the year ended December 31, 2012 compared to $156.7 million in the year ended December 31, 2011.
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
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Senior Credit Facility	$—	$—	$88,125	$89,375	$144,325
Ten Project Note	53,200	52,229	51,185	50,072	48,864
Six Project Loan	39,970	39,495	—	—	—
Mortgage Loan and Promissory Notes	15,064	49,744	48,560	68,245	66,117
Bond payable	1,232	1,038	—	—	—
Total	$109,466	$142,506	$187,870	$207,692	$259,306

The following table represents the Company’s cumulative facility growth from 2008 to the present:

	December 31,
	2008	2009	2010	2011	2012	2013
Cumulative number of facilities	63	77	82	102	108	119
Senior Credit Facility with a Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On April 22, 2013, we entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. DOJ and related federal agencies in an amount up to $50.0 million and (ii) permit us to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility, as amended, remain in full force.

On February 1, 2013, we entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revised the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million, of which $78.7 million was drawn as of December 31, 2013, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remained in full force and effect as described below.

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

Among other things, under the Senior Credit Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of December 31, 2013, we were in compliance with all loan covenants. As of December 31, 2013, our subsidiaries had $144.3 million outstanding on the Senior Credit Facility.

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

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of December 31, 2013, we were in compliance with all loan covenants. As of December 31, 2013, our subsidiaries had $20.3 million outstanding on the 2012 RBS Loan.

Promissory Notes with RBS Asset Finance, Inc.

On December 31, 2010, four of our real estate holding subsidiaries as Borrowers executed a promissory note with RBS as Lender for an aggregate of $35.0 million (RBS Loan). The 2010 RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties owned by the four Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2010 RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the 2010 RBS Loan may be prepaid starting after the second anniversary of the note subject to certain prepayment fees. The term of the 2010 RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018.

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of December 31, 2013, we were in compliance with all loan covenants. As of December 31, 2013, our subsidiaries had $32.1 million outstanding on the 2010 RBS Loan.
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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2013, we were in compliance with all loan covenants. As of December 31, 2013, our subsidiaries had $48.9 million outstanding on the Ten Project Note.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As a part of this transaction, the Company recorded a discount to the debt balance in the form of imputed interest of $1.2 million. This amount will be amortized over the term of the promissory notes, or 10 years. As of December 31, 2013, our subsidiaries had $8.9 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of December 31, 2013, the balance outstanding on this mortgage loan was approximately $5.4 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
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

The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of common stock. The repurchase program expired on November 15, 2013. During the year ended December 31, 2013, we did not repurchase any shares of our common stock. During the year ended December 31, 2012, we repurchased 7,340 shares of our common stock for a total of $0.2 million.

Contractual Obligations, Commitments and Contingencies

Our principal contractual obligations and commitments as of December 31, 2013 were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
			(In thousands)
Operating lease obligations	$13,693	$13,677	$13,686	$13,722	$13,764	$71,093	$139,635
Long-term debt obligations	7,411	7,672	52,589	6,584	157,790	27,960	260,006
Interest payments on long-term debt	11,674	11,117	9,486	7,333	2,166	1,900	43,676
Total	$32,778	$32,466	$75,761	$27,639	$173,720	$100,953	$443,317
Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker's compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this annual report.
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $14.2 million, $13.8 million and $14.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

US Government Inquiry

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
See additional description of our contingencies in Notes 15, 16, 17 and 19 in Notes to Condensed Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had approximately $2.0 million of borrowing capacity on the Revolver pledged as collateral to secure outstanding letters of credit, respectively.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.We are exposed to interest rate changes in connection with the revolving credit facility portion of the Senior Credit Facility, which is available but historically has not regularly been used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Senior Credit Facility is available and could be used for short-term borrowing purposes. As of December 31, 2013, we had outstanding borrowings under the revolving credit facility portion of the Facility of $78.7 million.

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

Our cash and cash equivalents as of December 31, 2013 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2013, we held debt security investments of approximately $22.4 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2013, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2013. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(In thousands, except per share data)
Revenue	$237,008	$229,261	$220,086	$218,201	$210,505	$206,691	$203,919	$202,040
Cost of services (exclusive of facility rent and depreciation and amortization)	187,843	186,172	175,913	176,061	169,133	164,579	162,085	160,627
Charge related to U.S. Government inquiry	—	—	—	33,000	15,000	—	—	—
Total expenses	211,893	208,972	196,794	228,955	202,553	183,184	180,587	178,558
Income (loss) from operations	25,115	20,289	23,292	(10,754)	7,952	23,507	23,332	23,482
Income (loss) from continuing operations	$13,349	$10,642	$12,430	$(10,763)	$2,917	$12,956	$12,398	$12,894
(Loss) income from discontinued operations	$—	$(30)	$(26)	$(1,748)	$(1,252)	$80	$(119)	$(66)
Net income (loss)	$13,349	$10,612	$12,404	$(12,511)	$1,665	$13,036	$12,279	$12,828
Income (loss) attributable to noncontrolling interests	$(7)	$148	$37	$(364)	$(272)	$(258)	$(177)	$(76)
Net income (loss) attributable to The Ensign Group, Inc.	$13,356	$10,464	$12,367	$(12,147)	$1,937	$13,294	$12,456	$12,904
Income (loss) from continuing operations attributable to the Ensign Group, Inc.	$13,356	$10,494	$12,393	$(10,399)	$3,189	$13,214	$12,575	$12,970
(Loss) income from discontinued operations	$—	$(30)	$(26)	$(1,748)	$(1,252)	$80	$(119)	$(66)
Net income (loss) attributable to The Ensign Group, Inc.	$13,356	$10,464	$12,367	$(12,147)	$1,937	$13,294	$12,456	$12,904
Basic income (loss) per share:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.61	$0.48	$0.57	$(0.48)	$0.15	$0.61	$0.59	$0.61
(Loss) income from discontinued operations	$—	$—	$—	$(0.08)	$(0.06)	$0.01	$(0.01)	$—
Net income (loss) attributable to the Ensign Group, Inc.	$0.61	$0.48	$0.57	$(0.56)	$0.09	$0.62	$0.58	$0.61
Diluted income (loss) per share:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.59	$0.47	$0.55	$(0.48)	$0.14	$0.60	$0.57	$0.60
(Loss) income from discontinued operations	$—	$—	$—	$(0.08)	$(0.05)	$—	$—	$(0.01)
Net income (loss) attributable to the Ensign Group, Inc.	$0.59	$0.47	$0.55	$(0.56)	$0.09	$0.60	$0.57	$0.59
Weighted average common shares outstanding:
Basic	22,028	21,941	21,859	21,768	21,605	21,488	21,368	21,251
Diluted	22,507	22,409	22,321	21,768	22,075	22,010	21,886	21,796

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 13, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 13, 2014

Item 9B.        Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2014 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 11. Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2014 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2014 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2014 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013.

Item 14. Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2014 Annual Meeting of Stockholders that will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013.

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

Dated: February 13, 2014

The Ensign Group, Inc.

By: /s/ Christopher R. Christensen
Christopher R. Christensen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 13, 2014
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 13, 2014
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 13, 2014
Roy E. Christensen

/s/ ANTOINETTE T. HUBENETTE	Director	February 13, 2014
Antoinette T. Hubenette

/s/ JOHN G. NACKEL	Director	February 13, 2014
John G. Nackel

/s/ DAREN J. SHAW	Director	February 13, 2014
Daren J. Shaw

	Director	February 13, 2014
Clayton M. Christensen

/s/ LEE A. DANIELS	Director	February 13, 2014
Lee A. Daniels

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 13, 2014

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$65,755	$40,685
Accounts receivable—less allowance for doubtful accounts of $16,540 and $13,811 at December 31, 2013 and 2012, respectively	111,370	94,187
Investments—current	5,511	5,195
Prepaid income taxes	9,915	3,787
Prepaid expenses and other current assets	9,213	8,606
Deferred tax asset—current	9,232	14,871
Assets held for sale—current (Note 4)	—	268
Total current assets	210,996	167,599
Property and equipment, net	479,770	447,855
Insurance subsidiary deposits and investments	16,888	17,315
Escrow deposits	1,000	4,635
Deferred tax asset	4,464	2,234
Restricted and other assets	9,804	8,640
Intangible assets, net	5,718	6,115
Long-term assets held for sale (Note 4)	—	11,324
Goodwill	23,935	21,557
Other indefinite-lived intangibles	7,740	3,588
Total assets	$760,315	$690,862
Liabilities and equity
Current liabilities:
Accounts payable	$23,793	$26,069
Accrued charge related to U.S. Government inquiry (Note 19)	—	15,000
Accrued wages and related liabilities	40,093	35,847
Accrued self-insurance liabilities—current	15,461	16,034
Liabilities held for sale—current (Note 4)	—	339
Other accrued liabilities	25,698	20,871
Current maturities of long-term debt	7,411	7,187
Total current liabilities	112,456	121,347
Long-term debt—less current maturities	251,895	200,505
Accrued self-insurance liabilities—less current portion	33,642	34,849
Fair value of interest rate swap	1,828	2,866
Long-term liabilities held for sale (Note 4)	—	130
Deferred rent and other long-term liabilities	3,237	3,281
Total liabilities	403,058	362,978

Commitments and contingencies (Notes 15, 17 and 19)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,580 and 22,113 shares issued and outstanding at December 31, 2013, respectively, and 22,244 and 21,719 shares issued and outstanding at December 31, 2012, respectively	22	22
Additional paid-in capital	101,364	90,949
Retained earnings	257,502	239,344
Common stock in treasury, at cost, 237 and 301 shares at December 31, 2013 and 2012, respectively	(1,680)	(2,099)
Accumulated other comprehensive loss	(1,112)	(1,745)
Total Ensign Group, Inc. stockholders' equity	356,096	326,471
Non-controlling interest	1,161	1,413
Total equity	357,257	327,884
Total liabilities and equity	$760,315	$690,862
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenue	$904,556	$823,155	$758,277
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	725,989	656,424	600,804
U.S. Government inquiry settlement (Note 19)	33,000	15,000	—
Facility rent—cost of services	13,613	13,281	13,725
General and administrative expense	40,103	31,819	29,766
Depreciation and amortization	33,909	28,358	23,286
Total expenses	846,614	744,882	667,581
Income from operations	57,942	78,273	90,696
Other income (expense):
Interest expense	(12,787)	(12,229)	(13,778)
Interest income	506	255	249
Other expense, net	(12,281)	(11,974)	(13,529)
Income before provision for income taxes	45,661	66,299	77,167
Provision for income taxes	20,003	25,134	29,492
Income from continuing operations	25,658	41,165	47,675
Loss from discontinued operations, net of income tax benefit of $1,157, $869 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively (Note 4)	(1,804)	(1,357)	—
Net income	23,854	39,808	47,675
Less: net loss attributable to noncontrolling interests	(186)	(783)	—
Net income attributable to The Ensign Group, Inc.	$24,040	$40,591	$47,675
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$25,844	$41,948	$47,675
Loss from discontinued operations, net of income tax benefit	(1,804)	(1,357)	—
Net income attributable to The Ensign Group, Inc.	$24,040	$40,591	$47,675
Net income (loss) per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.18	$1.96	$2.27
Loss from discontinued operations	(0.08)	(0.07)	—
Net income attributable to The Ensign Group, Inc.	$1.10	$1.89	$2.27
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.16	$1.91	$2.21
Loss from discontinued operations	(0.09)	(0.06)	—
Net income attributable to The Ensign Group, Inc.	$1.07	$1.85	$2.21
Weighted average common shares outstanding:
Basic	21,900	21,429	20,967
Diluted	22,364	21,942	21,583

Dividends per share	$0.27	$0.25	$0.23

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$23,854	$39,808	$47,675
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of income tax provision (benefit) of ($405), $286, and $835 for the years ended December 31, 2013, 2012 and 2011, respectively.	633	(437)	(1,308)
Comprehensive income	24,487	39,371	46,367
Less: net loss attributable to noncontrolling interests	(186)	(783)	—
Comprehensive income attributable to The Ensign Group, Inc.	$24,673	$40,154	$46,367

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional Paid-In Capital				Accumulated Other Comprehensive Loss		Redeemable Noncontrolling Interest
	Common Stock			Retained Earnings	Treasury Stock			Non-Controlling Interest
	Shares	Amount			Shares	Amount				Total
	(In thousands)
Balance - January 1, 2011	20,815	$21	$70,814	$161,168	582	$(3,800)	$—	$—	$—	$228,203
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	344	1	1,607	—	(186)	1,241	—	—	—	2,849
Issuance of restricted stock to employees	20	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(4,770)	—	—	—	—	—	(4,770)
Employee stock award compensation	—	—	3,356	—	—	—	—	—	—	3,356
Excess tax benefit from exercise of stock options	—	—	1,480	—	—	—	—	—	—	1,480
Net income	—	—	—	47,675	—	—	—	—	—	47,675
Other comprehensive loss	—	—	—	—	—	—	(1,308)	—	—	(1,308)
Balance - December 31, 2011	21,179	$22	$77,257	$204,073	396	$(2,559)	$(1,308)	$—	$—	$277,485
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	488	—	4,067	—	(102)	634	—	—	—	4,701
Issuance of restricted stock to employees	52	—	1,360	—	—	—	—	—	—	1,360
Repurchase of common stock	—	—	—	—	7	(174)	—	—	—	(174)
Dividends declared	—	—	—	(5,320)	—	—	—	—	—	(5,320)
Employee stock award compensation	—	—	3,379	—	—	—	—	—	—	3,379
Excess tax benefit from exercise of stock options	—	—	1,868	—	—	—	—	—	—	1,868
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	1,778	11,600	13,378
Acquisition of noncontrolling interests, net of tax	—	—	3,018	—	—	—	—	340	(11,522)	(8,164)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(705)	(78)	(783)
Net income attributable to The Ensign Group, Inc.	—	—	—	40,591	—	—	—	—	—	40,591
Other comprehensive loss	—	—	—	—	—	—	(437)	—	—	(437)
Balance - December 31, 2012	21,719	$22	$90,949	$239,344	301	$(2,099)	$(1,745)	$1,413	$—	$327,884
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	343	—	3,163	—	(64)	419	—	—	—	3,582
Issuance of restricted stock to employees	51	—	385	—	—	—	—	—	—	385
Dividends declared	—	—	—	(5,882)	—	—	—	—	—	(5,882)
Employee stock award compensation	—	—	4,013	—	—	—	—	—	—	4,013
Excess tax benefit from exercise of stock options	—	—	2,854	—	—	—	—	—	—	2,854
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(186)	—	(186)
Net income attributable to The Ensign Group, Inc.	—	—	—	24,040	—	—	—	—	—	24,040
Purchase price adjustment	—	—	—	—	—	—	—	(66)	—	(66)
Other comprehensive income	—	—	—	—	—	—	633	—	—	633
Balance - December 31, 2013	22,113	$22	$101,364	$257,502	237	$(1,680)	$(1,112)	$1,161	$—	$357,257

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$23,854	$39,808	$47,675
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 4)	2,837	—	—
Depreciation and amortization	33,942	28,464	23,286
Goodwill impairment (Note 11)	490	2,225	—
Amortization of deferred financing fees and debt discount	821	826	717
Deferred income taxes	3,006	(2,111)	1,090
Provision for doubtful accounts	12,106	9,474	7,921
Share-based compensation	4,399	4,739	3,356
Excess tax benefit from share-based compensation	(2,854)	(1,868)	(1,480)
Deferred income tax effect of purchase of noncontrolling interest	—	(2,464)	—
Loss on extinguishment of debt	—	—	2,542
Gain on sale of equity method investment	(380)	—	—
Loss on disposition of property and equipment	1,379	412	190
Change in operating assets and liabilities
Accounts receivable	(27,290)	(16,150)	(24,795)
Prepaid income taxes	(6,129)	2,095	(4,549)
Prepaid expenses and other current assets	(501)	(944)	(491)
Insurance subsidiary deposits and investments	110	(5,758)	(394)
Accounts payable	(2,236)	3,152	2,701
U.S. Government inquiry accrual (Note 19)	(15,000)	15,000	—
Accrued wages and related liabilities	4,246	(6,360)	4,581
Other accrued liabilities	6,645	4,908	6,367
Accrued self-insurance	(1,842)	6,205	4,059
Deferred rent liability	(179)	397	(89)
Net cash provided by operating activities	37,424	82,050	72,687
Cash flows from investing activities:
Purchase of property and equipment	(29,759)	(38,853)	(40,773)
Cash payment for business acquisitions	(45,101)	(31,558)	(106,747)
Cash payment for asset acquisitions	—	(11,261)	(23,385)
Escrow deposits	(1,000)	(4,635)	(175)
Escrow deposits used to fund business acquisitions	4,635	175	14,422
Cash proceeds on sale of urgent care franchising business, net of note receivable	3,607	—	—
Cash proceeds on sale of equity method investment	1,600	—	—
Cash proceeds from the sale of property and equipment	929	155	766
Restricted assets and other	(146)	1,481	(160)
Net cash used in investing activities	(65,235)	(84,496)	(156,052)
Cash flows from financing activities:
Proceeds from issuance of debt	58,700	36,525	90,000
Payments on long-term debt	(7,207)	(16,825)	(46,259)
Repurchase of shares of common stock	—	(174)	—
Issuance of treasury stock upon exercise of options	419	634	1,241
Issuance of common stock upon exercise of options	3,163	4,067	1,607
Dividends paid	(4,318)	(6,604)	(4,637)
Excess tax benefit from share-based compensation	2,854	1,868	1,480
Purchase of noncontrolling interest	—	(5,700)	—
Payments of deferred financing costs	(730)	(244)	(2,571)
Net cash provided by financing activities	52,881	13,547	40,861
Net increase (decrease) in cash and cash equivalents	25,070	11,101	(42,504)
Cash and cash equivalents beginning of period	40,685	29,584	72,088
Cash and cash equivalents end of period	$65,755	$40,685	$29,584

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,809	$12,394	$13,871
Income taxes	$19,323	$24,842	$31,602
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$—	$11,600	$—
Accrued capital expenditures	$1,693	$1,734	$571
Note receivable on sale of urgent care franchising business	$4,000	$—	$—
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
1. DESCRIPTION OF BUSINESS

The Company — The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 119 facilities, nine home health and seven hospice operations, seven urgent care centers and a mobile x-ray and diagnostic company as of December 31, 2013, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of healthcare services including skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. The Company's facilities have a collective capacity of approximately 13,200 operational skilled nursing, assisted living and independent living beds. As of December 31, 2013, the Company owned 96 of its 119 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities.
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

2. PROPOSED SPIN-OFF OF REAL ESTATE ASSETS THROUGH A REAL ESTATE INVESTMENT TRUST (REIT)

On November 7, 2013, the Company announced a plan to separate its healthcare business and its real estate business into two separate, publicly traded companies:

•	Ensign, which will continue to provide healthcare services through its existing operations; and

•	CareTrust REIT, Inc. (CareTrust), which will own, acquire and lease real estate serving the healthcare industry.

The Company intends to accomplish the proposed separation by distributing all of the outstanding shares of CareTrust common stock to the Company’s stockholders on a pro rata basis (the Spin-Off). At the time of the Spin-Off, CareTrust, which is currently a wholly owned subsidiary of the Company, will hold substantially all of the real property owned by the Company, and will own and operate three independent living facilities. After the Spin-Off, all of these properties (except for three independent living facilities that CareTrust will operate) will be leased to the Company on a triple-net basis, under which the Company will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

In accordance with Accounting Standards Codification (ASC) 505-60, Equity-Spinoffs and Reverse Spinoffs, the accounting for the separation of the Company follows its legal form, with Ensign as the legal and accounting spinnor and CareTrust as the legal and accounting spinnee, due to the relative significance of Ensign’s healthcare business, the relative fair values of the respective companies, the retention by Ensign of all senior management except Gregory K. Stapley by Ensign, and other relevant indicators.

As part of the proposed Spin-Off, CareTrust intends to elect to be taxed and intends to qualify as a real estate investment trust (REIT) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2014. As a REIT, CareTrust will have to satisfy certain requirements relating to diversity of ownership, including a requirement that not more than 50% of its stock may be owned by five or fewer individuals. In order to help CareTrust satisfy the REIT requirements, its charter will include “excess share” provisions typical for REITs that will prohibit ownership of more than 9.8% of its outstanding shares. On November 7, 2013, the board of directors of the Company adopted a stockholder rights plan to discourage any of the Company's stockholders from exceeding this ownership level prior to the Spin-Off. In connection with the adoption of the stockholder rights plan, the board of directors declared a dividend of one right (a Right) for each share of Company common stock held by stockholders of record at the close of business on November 18, 2013. The Company will also issue one Right with each new share of the

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock that is subsequently issued while the stockholder rights plan is in place. The Rights are issued pursuant to a Rights Agreement, dated as of November 7, 2013 (the Rights Agreement). Initially, the Rights will not be exercisable and will trade with the shares of Company common stock. The Rights will generally be exercisable only if a person or group becomes an “acquiring person” by (i) acquiring beneficial ownership of 9.8% or more of the Company's common stock or, in the case of any person (including such person’s affiliates and associates) that beneficially owns 9.8% or more of the Company's common stock, upon the acquisition of additional shares by such person, or (ii) commencing a tender offer or exchange offer which, if consummated, could result in a person owning 9.8% or more of the Company's common stock.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements (Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations; each established to operate various acquired healthcare service operations. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at December 31, 2013.

On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations for all periods presented in the accompanying Financial Statements (see Note 4, Discontinued Operations). Certain assets and liabilities included in the sale of DRX have been presented as held for sale in the accompanying consolidated balance sheet as of December 31, 2012. In addition, the results of operations of DRX and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying consolidated statements of income for all periods presented.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments — The Company has a single reportable segment — healthcare services, which includes providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. The Company’s single reportable segment is made up of several individual operating segments grouped together principally based on their geographical locations within the United States. Based on the similar economic and other characteristics of each of the operating segments, management believes the Company meets the criteria for aggregating its operating segments into a single reportable segment.

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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's revenue is derived primarily from providing healthcare services to residents and is recognized on the date services are provided at amounts billable to the individual. For reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Revenue from the Medicare and Medicaid programs accounted for 72.2%, 73.6% and 75.2% of the Company’s revenue for the years ended December 31, 2013, 2012 and 2011, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2013, 2012 and 2011.
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
Home Health Revenue
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if patient care was unusually costly; (b) a low utilization payment adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
The Company makes adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Therefore, the Company believes that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. Thereby, estimating revenue and recognizing it on a daily basis.
Non-Medicare Revenue
Episodic Based Revenue — The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
Non-episodic Based Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to its established or estimated per-visit rates, as applicable.
Hospice Revenue
Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care the Company delivers. The Company makes adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases other accrued liabilities.
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
Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as long-term assets. The majority of these deposits and investments are currently held in AA- and A- rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution. See further discussion at Note 6, Fair Value Measurements.
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
Property and Equipment — Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 57 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the years ended December 31, 2013, 2012 or 2011.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California facilities and a separate, one-time deductible of $750 for non-California facilities. For all facilities, except those located in Colorado, the third-party coverage above these amounts was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate available to both California and non-California operations, separately. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per facility, which is independent of the aforementioned blanket aggregate applicable to its other 113 facilities.
The self-insured retention and deductible limits for general and professional liability and California workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each occurrence. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.
In addition, the Company has recorded an asset and equal liability of $3,280 and $3,219 at December 31, 2013 and December 31, 2012, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 per each covered member, subject to an additional one-time deductible of $75.
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

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. As of December 31, 2013 accumulated other comprehensive loss was $1,828, recorded net of tax of $716, or $1,112. As of December 31, 2012, accumulated other comprehensive loss was $2,866, recorded net of tax of $1,121, or $1,745.

Recent Accounting Pronouncements — Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

Additionally, the FASB and the International Accounting Standards Board are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards in order to support their commitment to achieve a single set of high-quality global accounting standards. One of the projects under deliberation includes accounting for leases. If enacted in its current draft form, the Company anticipates that the lease accounting proposal could impact its consolidated financial statements; however, the FASB's standard-setting process is ongoing and until new standards have been finalized and issued, the Company cannot quantify and determine the impact on its consolidated financial statements that may result from such future changes.

4. DISCONTINUED OPERATIONS

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The assets acquired at the initial purchase of DRX, including noncontrolling interest, were recorded at fair value. The initial fair value was greater than total cash paid to acquire all interests in DRX and the subsequent sale price. The sale of DRX has been accounted for as discontinued operations. Accordingly, the results of operations of this business for all periods presented and the loss related to this divesture have been classified as discontinued operations in the accompanying consolidated statements of income. As the sale was effective April 15, 2013, all assets and liabilities included in the sale were recorded as held for sale on the Company's consolidated balance sheets as of December 31, 2012.

A summary of discontinued operations follows:

	Years Ended December 31,
	2013	2012	2011
Revenue	$728	$1,564	$—
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	(807)	(3,646)	—
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	(2,837)	—	—
Facility rent—cost of services	(12)	(38)	—
Depreciation and amortization	(33)	(106)	—
Loss from discontinued operations	(2,961)	(2,226)	—
Benefit from income taxes	(1,157)	(869)	—
Loss from discontinued operations, net of income tax benefit	$(1,804)	$(1,357)	$—

A summary of the net assets held for sale are as follows:

	December 31,
	2013	2012
Current assets	$—	$268
Long-term assets:
Goodwill	—	1,099
Other identifiable intangible assets, net	—	10,200
Other long-term assets, net	—	25
Total assets held for sale	—	11,592

Current liabilities	—	(339)
Long-term liabilities	—	(130)
Total liabilities held for sale	—	(469)
Net assets held for sale	$—	$11,123

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$25,658	$41,165	$47,675
Less: net loss attributable to noncontrolling interests	(186)	(783)	—
Income from continuing operations attributable to The Ensign Group, Inc.	25,844	41,948	47,675
Plus: loss from discontinued operations, net of income tax	(1,804)	(1,357)	—
Net income attributable to The Ensign Group, Inc.	$24,040	$40,591	$47,675

Denominator:
Weighted average shares outstanding for basic net income per share	21,900	21,429	20,967

Basic net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.18	$1.96	$2.27
Loss from discontinued operations	(0.08)	(0.07)	—
Net income attributable to The Ensign Group, Inc.	$1.10	$1.89	$2.27

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$25,658	$41,165	$47,675
Less: net loss attributable to the noncontrolling interests	(186)	(783)	—
Income from continuing operations attributable to The Ensign Group, Inc.	25,844	41,948	47,675
Plus: loss from discontinued operations, net of income tax	(1,804)	(1,357)	—
Net income attributable to The Ensign Group, Inc.	$24,040	$40,591	$47,675
Denominator:
Weighted average common shares outstanding	21,900	21,429	20,967
Plus: incremental shares from assumed conversion (1)	464	513	616
Adjusted weighted average common shares outstanding	22,364	21,942	21,583
Diluted net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.16	$1.91	$2.21
Loss from discontinued operations	(0.09)	(0.06)	—
Net income attributable to The Ensign Group, Inc.	$1.07	$1.85	$2.21
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 402, 340 and 97 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31,
	2013			2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$65,755	$—	$—	$40,685	$—	$—
Fair value of interest rate swap	$—	$1,828	$—	$—	$2,866	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 3, Summary of Significant Accounting Policies for further discussion.

Investments - Held to Maturity

At December 31, 2013 and 2012, the Company had approximately $22,399 and $22,510, respectively, in insurance subsidiary debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at December 31, 2013, $4,066 is held in AA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, and $18,333 is held in A-rated debt securities. These debt securities mature from February 2013 to October 2015. At December 31, 2012, $6,310 was held in AA-rated debt securities and $16,200 was held in A-rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $1,047, $951 and $471 for the year ended December 31, 2013, 2012, and 2011, respectively. In addition, based on the December 31, 2013 interest rate swap valuation, the Company expects to record swap interest expense of approximately $1,100 during the year ended December 31, 2014.

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

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of December 31, 2013 of $1,828, recorded net of tax of $716, or $1,112 in stockholders' equity, compared to $2,866, recorded net of tax of $1,121, or $1,745 as of December 31, 2012. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the years ended December 31, 2013, 2012 and 2011 is summarized in the following tables:

	December 31,
	2013		2012		2011
	$	%	$	%	$	%
Medicaid	$323,803	35.8%	$302,046	36.7%	$277,736	36.6%
Medicare	292,917	32.4	278,578	33.8	272,283	35.9
Medicaid — skilled	36,085	4.0	25,418	3.1	20,290	2.7
Total Medicaid and Medicare	652,805	72.2	606,042	73.6	570,309	75.2
Managed care	118,168	13.1	106,268	12.9	94,266	12.4
Private and other payors(1)	133,583	14.7	110,845	13.5	93,702	12.4
Revenue	$904,556	100.0%	$823,155	100.0%	$758,277	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary businesses.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable as of December 31, 2013 and 2012 is summarized in the following table:

	December 31,
	2013	2012
Medicaid	$38,068	$28,534
Managed care	30,911	26,707
Medicare	34,562	32,168
Private and other payors	24,369	20,589
	127,910	107,998
Less: allowance for doubtful accounts	(16,540)	(13,811)
Accounts receivable	$111,370	$94,187

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
During the year ended December 31, 2013, the Company acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations, three hospice operations and one urgent care center. The aggregate purchase price of the 17 business acquisitions was approximately $45,364, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction. The operations acquired during the year ended December 31, 2013 are as follows:

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2012, the Company announced the formation of Immediate Clinic (IC) to develop and operate urgent care centers and related businesses. The first IC operated centers opened in the third quarter of 2012. As of the year ended December 31, 2013, the Company had seven IC operated centers open. On October 4, 2012, the Company invested an additional $6,000 to IC in exchange for senior preferred stock, which resulted in the Company holding approximately 96% of the outstanding interests in the joint venture on a fully-diluted basis. On December 20, 2012, the Company purchased the remaining outstanding interests in IC for approximately $400.

On March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2,000, adjusted for certain items at the time of close and redeemable noncontrolling interest. The redeemable noncontrolling interest was fair valued at the acquisition date at $11,600. The Company recognized intangible assets of $7,900 in trade name, $3,000 in franchise relationships and $2,724 in goodwill. See additional details in Note 11, Goodwill and Other Indefinite-Lived Intangible Assets - Net. On December 31, 2012, IC purchased the remaining ownership interest in DRX for approximately $5,300.
On December 31, 2012, the Company purchased 80% of the membership interest of a mobile x-ray and diagnostic company for $5,800, plus preliminary net working capital of approximately $1,300 for total consideration of approximately $7,100, which was paid in cash. The Company recognized intangible assets of approximately $900 in trade name, $4,200 in customer relationship and $2,100 in goodwill. The Company believes that goodwill will be deductible for tax purposes.  See additional details in Note 11 Goodwill and Other Indefinite-Lived Intangible Assets-Net to the Financial Statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Land	$9,312	$1,012
Building and improvements	26,593	17,615
Equipment, furniture, and fixtures	1,386	1,771
Assembled occupancy	724	289
Goodwill	3,197	7,105
Other indefinite-lived intangible assets	4,152	10,007
Definite-lived intangible assets	—	7,200
Other assets acquired, net of liabilities assumed	—	651
Total acquisitions	$45,364	$45,650
Less: redeemable noncontrolling interest	—	(11,600)
Less: noncontrolling interest in mobile diagnostic company acquired	—	(1,778)
Less: cash received at acquisition	—	(714)
Total cash paid for acquisitions	$45,364	$31,558

  The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operations acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired operations. The businesses acquired in each of the years ending December 31, 2013, and 2012 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the consolidated balance sheet of the Company, and the operating results have been included in the consolidated statement of income of the Company since the dates the Company gained effective control.

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2013	2012
Land	$79,679	$70,487
Buildings and improvements	379,021	341,096
Equipment	97,984	80,860
Furniture and fixtures	8,851	8,790
Leasehold improvements	44,123	32,570
Construction in progress	2,081	14,185
	611,739	547,988
Less: accumulated depreciation	(131,969)	(100,133)
Property and equipment, net	$479,770	$447,855

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INTANGIBLE ASSETS — Net

		December 31,
	Weighted Average Life (Years)	2013			2012
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(589)	$95	$684	$(545)	$139
Favorable lease	15.0	1,596	(532)	1,064	1,596	(426)	1,170
Assembled occupancy	0.5	2,979	(2,948)	31	2,255	(2,211)	44
Facility trade name	30.0	733	(195)	538	733	(171)	562
Customer relationships	20.0	4,200	(210)	3,990	4,200	—	4,200
Total		$10,192	$(4,474)	$5,718	$9,468	$(3,353)	$6,115
Amortization expense was $1,121, $571 and $1,329 for the years ended December 31, 2013, 2012 and 2011, respectively. Of the $1,121 in amortization expense incurred during the year ended December 31, 2013, approximately $737 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2014	$416
2015	365
2016	345
2017	345
2018	345
Thereafter	3,902
$5,718

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

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the year ended December 31, 2013. The Company recognized charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets of $1,099 and $1,738, respectively, during the year ended December 31, 2013 as part of this transaction. See Note 4, Discontinued Operations for additional information.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents activity in goodwill as of and for the years ended December 31, 2013, 2012 and 2011:

Goodwill
January 1, 2011	$10,339
Additions	6,838
Impairments	—
December 31, 2011	17,177
Additions	7,104
Impairments	(1,625)
December 31, 2012	22,656
Less: charge to discontinued operations for the excess carrying amount of goodwill	(1,099)
21,557
Additions	3,197
Impairment	(490)
Purchase price adjustment	(329)
December 31, 2013	$23,935

The Company recorded an impairment charge to goodwill on one facility of $490 for the year ended December 31, 2013. The facility experienced a significant reduction in admissions due to extensive renovations, which occurred over a year, which resulted in declines in related forecasted cash flows, resulting in the impairment to goodwill. Prior to this, the Company had not recorded a goodwill impairment charge related to a facility since the year ended December 31, 2010. Since 1999, the Company has recognized cumulative goodwill impairment losses of $3,399. The purchase price adjustment of $329 relates to the finalization of net working capital for the Company's acquisition in a mobile x-ray and diagnostic company in fiscal year 2012.

The initial fair value of DRX assets and liabilities incorporated the fair value analysis of the noncontrolling interest. Therefore, the original carrying value was based on the fair value of the noncontrolling interest and cash paid. In the course of performing its impairment analysis for the year ended December 31, 2012, the Company performed an impairment test over the assets of DRX. As part of the impairment test, the Company calculated the fair value of certain assets, including trade name and franchise agreements. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of DRX as of December 31, 2012. The implied fair value of goodwill was measured as the excess of the fair value of DRX over the amounts assigned to its assets and liabilities. The impairment loss for DRX was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, the Company recorded a charge to goodwill and trade name at DRX of $1,625 and $600, respectively, in the year ended December 31, 2012, which the Company attributed to a decline in the estimated fair value of redeemable noncontrolling interest. See Note 4, Discontinued Operations.

As of December 31, 2013, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes.
During the year ended December 31, 2013, the Company recorded $4,109 and $43 in home health and hospice Medicare license and trade name indefinite-lived intangible assets, respectively, as part of its acquisition of three home health and three hospice operations.
Other indefinite-lived intangible assets consists of the following:

	December 31,
	2013	2012
Trade name	$1,033	$990
Home health and hospice Medicare license	6,707	2,598
	$7,740	$3,588

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2013	2012
Note receivable	$2,000	$—
Debt issuance costs, net	2,801	2,769
Long-term insurance losses recoverable asset	3,280	3,219
Deposits with landlords	872	749
Capital improvement reserves with landlords and lenders	706	683
Equity method investment	—	1,220
Other long-term assets	145	—
Restricted and other assets	$9,804	$8,640
Included in other assets as of December 31, 2013 and 2012, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB, capitalized debt issuance costs and the long-term portion of a note receivable from the sale of DRX. See Note 4, Discontinued Operations. Included in other assets as of December 31, 2012, was a non-marketable equity investment accounted for under the equity method. On April 23, 2013, the Company entered into a common unit redemption agreement with the investee where the non-marketable equity investment was repurchased for $1,600. The Company recognized a gain on the sale of its non-marketable equity investment of $380 in the second quarter of 2013.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2013	2012
Quality assurance fee	$3,933	$2,010
Resident refunds payable	5,238	4,564
Deferred revenue	4,633	5,661
Cash held in trust for residents	1,780	1,520
Resident deposits	1,680	1,666
Dividends payable	1,564	—
Property taxes	2,894	2,264
Other	3,976	3,186
Other accrued liabilities	$25,698	$20,871
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	December 31,
	2013	2012	2011
Current:
Federal	$13,457	$24,434	$24,217
State	2,766	4,445	4,185
	16,223	28,879	28,402
Deferred:
Federal	3,777	(2,433)	2,041
State	3	(1,312)	(951)
	3,780	(3,745)	1,090
Total	$20,003	$25,134	$29,492

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2013, 2012 and 2011, respectively, is comprised as follows:

	December 31,
	2013	2012	2011
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	4.0	3.0	2.9
Non-deductible settlement costs	5.0	—	—
Non-deductible expenses	0.6	0.5	0.3
Other adjustments	(0.8)	(0.6)	—
Total income tax provision	43.8%	37.9%	38.2%

The Company's deferred tax assets and liabilities as of December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Accrued expenses	$12,814	$16,916
Allowance for doubtful accounts	6,836	5,705
Tax credits	2,898	2,400
Captive insurance	8,979	7,360
Total deferred tax assets	31,527	32,381
State taxes	(1,111)	(327)
Depreciation and amortization	(10,825)	(11,828)
Prepaid expenses	(5,895)	(3,121)
Total deferred tax liabilities	(17,831)	(15,276)
Net deferred tax assets	$13,696	$17,105

The Company had state credit carryforwards as of December 31, 2013 and 2012 of $2,898 and $2,400, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. These Enterprise Zone credits are currently expected to carryforward until 2023 to offset future state income tax. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had Federal net operating loss carryforwards as of December 31, 2013 and 2012 of $1,243 and $932, respectively. These Federal net operating losses are expected to carry forward until 2032. The Company also had state net operating losses as of December 31, 2013 and 2012 of $559 and $1,134, respectively. These state net operating losses carry forward over various periods.

As of December 31, 2013, 2012 and 2011, the Company did not have any unrecognized tax benefits that would affect the Company's effective tax rate.

The Federal statutes of limitations on the Company's 2007, 2008, and 2009 income tax years lapsed during the third quarter of 2011, 2012 and 2013, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2013, 2012 and 2011 had no impact on the Company's unrecognized tax benefits.

During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. To date, California has not proposed any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. The Company does not believe the California examination or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.

The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.
The Company recorded total pre-tax charges related to the settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 and $15,000 during the years ended December 31, 2013 and 2012, respectively, for a total charge of $48,000. The Company recorded estimated tax benefits of $10,383 and $5,865 during the year ended December 31, 2013 and three months ended December 31, 2012, respectively. See Note 19, Commitments and Contingencies.

15. LEASES

 The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $14,073, $13,779 and $14,185 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments for all leases as of December 31, 2013 are as follows:

Year	Amount
2014	$13,693
2015	13,677
2016	13,686
2017	13,722
2018	13,764
Thereafter	71,093
$139,635

Six of the Company's facilities are operated under two separate three-facility master lease arrangements and a breach at a single facility could subject multiple facilities covered by the same master lease to the same default risk. Under a master lease, the Company may lease a large number of geographically dispersed properties through an indivisible lease. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company's master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company's outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2013 and 2012:

	General and Professional Liability
		Worker's Compensation
			Health	Total
Balance January 1, 2012	$32,010	$9,827	$2,436	$44,273
Current year provisions	13,226	7,186	14,302	34,714
Claims paid and direct expenses	(9,207)	(5,031)	(14,271)	(28,509)
Long-term insurance losses recoverable	(921)	1,326	—	405
Balance December 31, 2012	35,108	13,308	2,467	50,883
Current year provisions	7,879	6,656	17,170	31,705
Claims paid and direct expenses	(11,890)	(4,755)	(16,901)	(33,546)
Long-term insurance losses recoverable	(648)	709	—	61
Balance December 31, 2013	$30,449	$15,918	$2,736	$49,103

Included in long-term insurance losses recoverable as of December 31, 2013 and 2012, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

17. DEBT

Long-term debt consists of the following:

	December 31,
	2013	2012
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$20,347	$21,032
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	144,325	89,375
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	48,864	50,072
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	32,122	33,167
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	8,919	9,203
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,429	5,665
	260,006	208,514
Less current maturities	(7,411)	(7,187)
Less debt discount	(700)	(822)
	$251,895	$200,505

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility with a Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)

On April 22, 2013, the Company entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amended the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. Department of Justice and related federal agencies in an amount up to $50,000 and (ii) permit the Company to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility, as amended, remained in full force.

On February 1, 2013, the Company entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amended the Company's existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revised the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75,000 to an aggregate principal amount of $150,000, of which $78,700 was drawn as of December 31, 2013, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remained in full force and effect as described below.

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

Among other things, under the Senior Credit Facility, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income and repurchases and capital expenditures. As of December 31, 2013, we were in compliance with all loan covenants.

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
Among other things, under the RBS Loan the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of December 31, 2013, the Company was in compliance with all loan covenants.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promissory Notes with RBS Asset Finance, Inc.

On December 31, 2010, four of the Company's real estate holding subsidiaries executed a promissory note with RBS as Lender for an aggregate of $35,000 (RBS Loan). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The RBS Loan bears interest at a fixed rate of 6.04%. Amounts borrowed under the RBS Loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 5.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through seven of the loan. The term of the RBS Loan is for seven years, with monthly principal and interest payments commencing on February 1, 2011 and the balance due on January 1, 2018.

Among other things, under the RBS Loan, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The loan documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral. As of December 31, 2013, the Company was in compliance with all loan covenants.

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

Under the Ten Project Note, the Company is subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of December 31, 2013, the Company was in compliance with all loan covenants.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending
December 31,	Amount
2014	$7,411
2015	7,672
2016	52,589
2017	6,584
2018	157,790
Thereafter	27,960
$260,006

18. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,780 as of December 31, 2013.

2001 Stock Option, Deferred Stock and Restricted Stock Plan - The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. At December 31, 2013, 2012 and 2011, there were 319, 319 and 314, respectively, unissued shares of common stock available for issuance under this plan, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan - The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. There were 147 unissued shares of common stock available for issuance under this plan for each of the years ending December 31, 2013, 2012 and 2011, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2013, 2012 and 2011, there were 1,314, 1,149 and 1,039 unissued shares of common stock available for issuance under this plan.

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

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8.45% per year is based on the Company's historical forfeiture activity of unvested stock options.

The Company used the following assumptions for stock options granted during the years ended December 31, 2013, 2012 and 2011:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2013	248	1.18%	-	1.87%	6.5 years	55%	0.64%	-	0.93%
2012	246	0.84%	-	1.18%	6.5 years	55%	0.93%
2011	97	1.42%	-	2.53%	6.5 years	55%	0.93%

For the years ended December 31, 2013, 2012 and 2011, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2013	248	$35.47	$17.70
2012	246	$27.65	$13.47
2011	97	$24.79	$12.38

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2013, 2012 and 2011 and therefore, the intrinsic value was $0 at date of grant.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the years ended December 31, 2013, 2012 and 2011:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2011	1,904	$11.55	921	$9.07
Granted	97	24.79
Forfeited	(54)	13.57
Exercised	(314)	7.90
December 31, 2011	1,633	$12.97	936	$10.65
Granted	246	27.65
Forfeited	(63)	15.80
Exercised	(429)	10.95
December 31, 2012	1,387	$16.06	739	$11.88
Granted	248	35.47
Forfeited	(66)	24.71
Exercised	(320)	11.19
December 31, 2013	1,249	$20.71	681	$14.23

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2013:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	4.99	-	5.75	20	*	2	20
2006	7.05	-	7.50	96	923	3	96
2008	9.38	-	14.87	254	1,409	5	254
2009	14.88	-	16.70	280	2,221	6	208
2010	17.47	-	18.16	73	653	7	35
2011	21.61	-	29.30	80	993	8	29
2012	24.04	-	29.16	215	2,890	9	39
2013	29.25	-	42.13	231	4,116	10	—
Total				1,249	$13,205		681
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
In addition to the above, during the years ended December 31, 2013, 2012 and 2011, the Company granted 93, 71 and 143 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and vest over five years. The fair value per share of restricted awards granted in 2013, 2012 and 2011 ranged from $27.98 to $42.13, $24.04 to $29.16 and $21.61 to $29.30, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of December 31, 2013, and changes during the years ended December 31, 2013, 2012 and 2011 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	102	$18.05
Granted	143	25.52
Vested	(31)	24.18
Forfeited	(4)	19.16
Nonvested at December 31, 2011	210	$22.32
Granted	71	27.78
Vested	(44)	27.53
Forfeited	(13)	21.98
Nonvested at December 31, 2012	224	$23.04
Granted	93	35.27
Vested	(51)	23.67
Forfeited	(36)	24.70
Nonvested at December 31, 2013	230	$28.68

In addition, during the year ended December 31, 2013, the Company granted 10 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $27.98 to $41.91 based on the market price on the grant date. The Company also granted 11 executive incentive awards at a fair value per share of $32.85 based on the market price on the grant date.

Total share-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011
Share-based compensation expense related to stock options	$2,217	$1,903	$2,265
Share-based compensation expense related to restricted stock awards	1,387	1,084	1,091
Share-based compensation expense related to stock awards	795	1,752	—
Total	$4,399	$4,739	$3,356

For the year ended December 31, 2013, the Company expensed $410 in share-based compensation related to the quarterly stock awards to non-employee directors.
The Company recognized tax benefits related to share-based compensation expense of $1,723, $1,740, and $1,285 during the years ended December 31, 2013, 2012 and 2011, respectively. In future periods, the Company expects to recognize approximately $7,089 and $5,867 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2013. Future share-based compensation expense will be recognized over 3.8 and 3.5 weighted average years for unvested options and restricted stock awards, respectively. There were 568 unvested and outstanding options at December 31, 2013, of which 530 are expected to vest. The weighted average contractual life for options vested at December 31, 2013 was 6.3 years.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2013, 2012, and 2011 is as follows:

	December 31,
	2013	2012	2011
Outstanding	$29,431	$15,703	$18,942
Vested	20,465	11,285	12,960
Expected to vest	7,873	4,088	5,374
Exercised	8,709	7,123	5,651
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

19. COMMITMENTS AND CONTINGENCIES
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A class action staffing suit was previously filed against the Company in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of the Company's California facilities. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6,500, of which, approximately $1,500 of this amount was recorded during the year ended December 31, 2013, with the balance having been expensed in prior periods. The Company believes that the settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the year ended December 31, 2013. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

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

In connection with the settlement and effective as of October 1, 2013, the Company entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of the Company’s current compliance program, and requires that the Company continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. The Company is also required to maintain several elements of its existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that the Company conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations. Pursuant to the CIA, the Company is required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. The Company is also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participation in federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.8% and 56.2% of its total accounts receivable as of December 31, 2013 and 2012, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 72.2%, 73.6% and 75.2% of the Company’s revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 11, 2014, the Company had approximately $1,001 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

20.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $487, $444 and $369 during the years ended December 31, 2013, 2012 and 2011, respectively. Beginning in 2007, the Company's plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions Charged to Costs and Expenses
	Balance at Beginning of Year			Balances at End of Year

			Deductions
		(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts	$(9,793)	$(7,921)	$4,932	$(12,782)
Year Ended December 31, 2012
Allowance for doubtful accounts	$(12,782)	$(9,474)	$8,445	$(13,811)
Year Ended December 31, 2013
Allowance for doubtful accounts	$(13,811)	$(12,106)	$9,377	$(16,540)

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

(c)	Exhibit Index

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description	Form	No.	No.	Date	Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.3		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
3.4		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 7, 2013	8-K	001-33757	3.1	11/7/2013
4.1		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
4.2		Stock Position Management Agreement, dated October 16, 2008, between The Ensign Group, Inc. and Terri M. Christensen	10-K	001-33757	4.2	2/18/2009
4.3		Rights Agreement, dated as of November 7, 2013, between The Ensign Group, Inc. and Registrar and Transfer Company, as Rights Agent.	8-K	001-33757	4.1	11/7/2013
10.1	+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	7/26/2007
10.2	+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	99.2	7/26/2007
10.3	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.4	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	10.2	7/28/2009
10.5	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.6	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.7	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.8		Fourth Amended and Restated Loan Agreement, dated as of November 10, 2009, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	8-K	001-33757	10.1	11/17/2009
10.9		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	7/26/2007
10.10		Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor's subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.11	Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	7/26/2007
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	7/26/2007
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	7/26/2007
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	7/26/2007
10.15	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	7/26/2007
10.16	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	7/26/2007
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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/5/2007
10.58	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.59	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.60	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.61	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.62	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.63	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.64	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.65	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.66	Commercial Deeds of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 31, 2010, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc.	8-K	001-33757	10.1	1/6/2011
10.67	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
10.68	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.69	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.70	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.71	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description	Form	No.	No.	Date	Herewith
10.72	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2012
10.73	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, in its capacity as administrative agent fort he Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013
10.74	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.					X
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)					X
+	Indicates management contract or compensatory plan.