Form 10-Q
period 2014-03-31
ENSIGN GROUP, INC
filed 2014-05-08
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014.

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2014, 22,217,968 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$57,469	$65,755
Accounts receivable—less allowance for doubtful accounts of $17,422 and $16,540 at March 31, 2014 and December 31, 2013, respectively	120,569	111,370
Investments—current	4,521	5,511
Prepaid income taxes	2,665	9,915
Prepaid expenses and other current assets	9,023	9,213
Deferred tax asset—current	9,221	9,232
Total current assets	203,468	210,996
Property and equipment, net	496,618	479,770
Insurance subsidiary deposits and investments	17,728	16,888
Escrow deposits	3,252	1,000
Deferred tax asset	4,380	4,464
Restricted and other assets	8,676	9,804
Intangible assets, net	5,650	5,718
Goodwill	23,966	23,935
Other indefinite-lived intangibles	7,740	7,740
Total assets	$771,478	$760,315
Liabilities and equity
Current liabilities:
Accounts payable	$26,722	$23,793
Accrued wages and related liabilities	40,744	40,093
Accrued self-insurance liabilities—current	13,335	15,461
Other accrued liabilities	23,584	25,698
Current maturities of long-term debt	7,469	7,411
Total current liabilities	111,854	112,456
Long-term debt—less current maturities	250,019	251,895
Accrued self-insurance liabilities—less current portion	32,944	33,642
Fair value of interest rate swap	1,631	1,828
Deferred rent and other long-term liabilities	3,222	3,237
Total liabilities	399,670	403,058

Commitments and contingencies (Note 17)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,646 and 22,208 shares issued and outstanding at March 31, 2014, respectively, and 22,580 and 22,113 shares issued and outstanding at December 31, 2013, respectively	22	22
Additional paid-in capital	104,229	101,364
Retained earnings	269,459	257,502
Common stock in treasury, at cost, 224 and 237 shares at March 31, 2014 and December 31, 2013, respectively	(1,585)	(1,680)
Accumulated other comprehensive loss	(993)	(1,112)
Total Ensign Group, Inc. stockholders' equity	371,132	356,096
Non-controlling interest	676	1,161
Total equity	371,808	357,257
Total liabilities and equity	$771,478	$760,315
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$239,653	$218,201
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	189,738	176,061
U.S. Government inquiry settlement (Note 17)	—	33,000
Facility rent—cost of services	3,549	3,314
General and administrative expense	13,157	8,848
Depreciation and amortization	8,862	7,732
Total expenses	215,306	228,955
Income (loss) from operations	24,347	(10,754)
Other income (expense):
Interest expense	(3,363)	(3,115)
Interest income	159	93
Other expense, net	(3,204)	(3,022)
Income (loss) before provision for income taxes	21,143	(13,776)
Provision (benefit) for income taxes	8,102	(3,013)
Income (loss) from continuing operations	13,041	(10,763)
Loss from discontinued operations, net of income tax benefit of $0 and $1,112 for the three months ended March 31, 2014 and 2013, respectively (Note 4)	—	(1,748)
Net income (loss)	13,041	(12,511)
Less: net loss attributable to noncontrolling interests	(485)	(364)
Net income (loss) attributable to The Ensign Group, Inc.	$13,526	$(12,147)
Amounts attributable to The Ensign Group, Inc.:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$13,526	$(10,399)
Loss from discontinued operations, net of income tax	—	(1,748)
Net income (loss) attributable to The Ensign Group, Inc.	$13,526	$(12,147)
Net income (loss) per share:
Basic:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.61	$(0.48)
Loss from discontinued operations	$—	$(0.08)
Net income (loss) attributable to The Ensign Group, Inc.	$0.61	$(0.56)
Diluted:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.60	$(0.48)
Loss from discontinued operations	$—	$(0.08)
Net income (loss) attributable to The Ensign Group, Inc.	$0.60	$(0.56)
Weighted average common shares outstanding:
Basic	22,168	21,768
Diluted	22,582	21,768

Dividends per share	$0.070	$0.065
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$13,041	$(12,511)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of income tax of $78 and $104 for the three months ended March 31, 2014 and 2013, respectively.	119	165
Comprehensive income (loss)	13,160	(12,346)
Less: net loss attributable to noncontrolling interests	(485)	(364)
Comprehensive income (loss) attributable to The Ensign Group, Inc.	$13,645	$(11,982)

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$13,041	$(12,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 4)	—	2,824
U.S. Government inquiry accrual (Note 17)	—	33,000
Depreciation and amortization	8,862	7,764
Amortization of deferred financing fees and debt discount	205	206
Deferred income taxes	17	(121)
Provision for doubtful accounts	3,405	2,973
Share-based compensation	1,179	991
Excess tax benefit from share-based compensation	(688)	(497)
(Gain) loss on disposition of property and equipment	(1)	1,143
Change in operating assets and liabilities
Accounts receivable	(12,604)	(7,071)
Prepaid income taxes	7,250	(4,613)
Prepaid expenses and other current assets	215	25
Insurance subsidiary deposits and investments	150	196
Accounts payable	2,829	(4,860)
Accrued wages and related liabilities	651	(1,905)
Other accrued liabilities	(1,432)	2,655
Accrued self-insurance	(1,633)	1,681
Deferred rent liability	(14)	(198)
Net cash provided by operating activities	21,432	21,682
Cash flows from investing activities:
Purchase of property and equipment	(16,424)	(5,216)
Cash payment for business acquisitions	(9,148)	(10,646)
Escrow deposits	(3,252)	(7,843)
Escrow deposits used to fund business acquisitions	1,000	4,635
Cash proceeds from the sale of property and equipment	1	102
Restricted and other assets	(262)	(177)
Net cash used in investing activities	(28,085)	(19,145)
Cash flows from financing activities:
Payments on long-term debt	(1,849)	(1,793)
Issuance of treasury stock upon exercise of options	94	34
Issuance of common stock upon exercise of options	998	1,294
Dividends paid	(1,564)	—
Excess tax benefit from share-based compensation	688	497
Payments of deferred financing costs	—	(718)
Net cash used in financing activities	(1,633)	(686)
Net (decrease) increase in cash and cash equivalents	(8,286)	1,851
Cash and cash equivalents beginning of period	65,755	40,685
Cash and cash equivalents end of period	$57,469	$42,536
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,369	$3,094
Income taxes	$158	$160
Non-cash financing and investing activity:
Accrued capital expenditures	$1,793	$1,997
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 120 facilities, nine home health and seven hospice operations, nine urgent care centers and a mobile x-ray and diagnostic company as of March 31, 2014, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile x-ray and diagnostic, and urgent care services. The Company's facilities have a collective capacity of approximately 13,400 operational skilled nursing, assisted living and independent living beds. As of March 31, 2014, the Company owned 97 of its 120 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 (collectively, the Interim Financial Statements), are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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

The proposed Spin-Off is conditioned on, among other things, final approval by the Board of Directors of the Company, the receipt of opinions from its advisors as to the satisfaction of certain requirements for the tax-free treatment of the Spin-Off, and the receipt of an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014, CareTrust has been organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT. The Company has received a private letter ruling from the Internal Revenue Service substantially to the effect that the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes. The private letter ruling relies on certain facts, representations, assumptions and undertakings.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at March 31, 2014.

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

Fair Value of Financial Instruments —The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, interest rate swap agreements, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. The interest rate swap is carried at fair value on the balance sheet. The Company’s fixed-rate debt instruments do not actively trade in an established market. The fair values of this debt are estimated by discounting the principal and interest payments at rates available to the Company for debt with similar terms and maturities. See further discussion of debt security investments in Note 6, Fair Value Measurements.
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
Revenue from the Medicare and Medicaid programs accounted for 71.1% and 72.8% of the Company’s revenue for the three months ended March 31, 2014 and 2013, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three months ended March 31, 2014 and 2013.
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
Non-Medicare Revenue
Episodic Based Revenue - The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
Non-episodic Based Revenue - Revenue is recorded on an accrual basis based upon the date of service at amounts equal to its established or estimated per-visit rates, as applicable.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three months ended March 31, 2014 or 2013.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California facilities and a separate, one-time, deductible of $750 for non-California facilities. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $5,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the aforementioned blanket aggregate applicable to its other 114 facilities.
The self-insured retention and deductible limits for general and professional liability and California workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $27,882 and $29,204 as of March 31, 2014 and December 31, 2013, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $13,829 and $13,883 as of March 31, 2014 and December 31, 2013, respectively.
In addition, the Company has recorded an asset and equal liability of $2,089 and $3,280 at March 31, 2014 and December 31, 2013, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,479 and $2,736 at March 31, 2014 and December 31, 2013, respectively.
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

Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss) — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. There were no reclassification adjustments in other accumulated comprehensive losses during the three months ended March 31, 2014. As of March 31, 2014, accumulated other comprehensive losses were $1,631, recorded net of tax of $638 or $993, in stockholders' equity. As of December 31, 2013, accumulated other comprehensive losses were $1,828, net of tax of $716 or $1,112.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of discontinued operations follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$624
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	—	(621)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	—	(2,824)
Facility rent—cost of services	—	(7)
Depreciation and amortization	—	(32)
Loss from discontinued operations	—	(2,860)
Benefit from income taxes	—	(1,112)
Loss from discontinued operations, net of income tax	$—	$(1,748)

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income (loss) per share is computed by dividing income (loss) from continuing operations attributable to The Ensign Group, Inc. stockholders by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$13,041	$(10,763)
Less: net loss attributable to noncontrolling interests	(485)	(364)
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	13,526	(10,399)
Loss from discontinued operations, net of income tax	—	(1,748)
Net income (loss) attributable to The Ensign Group, Inc.	$13,526	$(12,147)

Denominator:
Weighted average shares outstanding for basic net income per share	22,168	21,768

Basic net income (loss) per common share:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.61	$(0.48)
Loss from discontinued operations	$—	$(0.08)
Net income (loss) attributable to The Ensign Group, Inc.	$0.61	$(0.56)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$13,041	$(10,763)
Less: net loss attributable to noncontrolling interests	(485)	(364)
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	13,526	(10,399)
Loss from discontinued operations, net of income tax	—	(1,748)
Net income (loss) attributable to The Ensign Group, Inc.	$13,526	$(12,147)
Denominator:
Weighted average common shares outstanding	22,168	21,768
Plus: incremental shares from assumed conversion (1)	414	—
Adjusted weighted average common shares outstanding	22,582	21,768
Diluted net income (loss) per common share:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.60	$(0.48)
Loss from discontinued operations	$—	$(0.08)
Net income (loss) attributable to The Ensign Group, Inc.	$0.60	$(0.56)
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 310 and 417 for the three months ended March 31, 2014 and 2013, respectively. In addition, for the three months ended March 31, 2013, the Company had 400 options and 42 unvested restricted awards outstanding that were excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive based on the application of the treasury stock method.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,469	$—	$—	$65,755	$—	$—
Fair value of interest rate swap	$—	$1,631	$—	$—	$1,828	$—

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

Debt Security Investments - Held to Maturity

At March 31, 2014 and December 31, 2013, the Company had approximately $22,249 and $22,399, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at March 31, 2014, $4,021 is held in AA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, and $18,228 is held in A-rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortizing concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $255 and $252 for the three months ended March 31, 2014 and 2013, respectively. In addition, based on the March 31, 2014 interest rate swap valuation, the Company expects to record swap interest expense of approximately $1,100 during the year ended December 31, 2014.

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

The interest rate swap agreement is recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of the interest rate swap agreements, credit spreads for the contracting parties and interest rate curves. Based on this valuation method, the Company categorized the interest rate swap as Level 2 and recorded accumulated other comprehensive losses as of March 31, 2014 of $1,631, net of tax of $638, or $993, in stockholders' equity, compared to $1,828 net of tax of $716, or $1,112 as of December 31, 2013. There are no amounts attributable to hedge ineffectiveness that were required to be recognized in earnings.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three months ended March 31, 2014 and 2013 is summarized in the following tables:

	Three Months Ended March 31,
	2014		2013
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$83,342	34.8%	$76,510	35.0%
Medicare	76,470	31.9	73,928	33.9
Medicaid — skilled	10,608	4.4	8,472	3.9
Total Medicaid and Medicare	170,420	71.1	158,910	72.8
Managed care	32,978	13.8	29,186	13.4
Private and other payors(1)	36,255	15.1	30,105	13.8
Revenue	$239,653	100.0%	$218,201	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

Accounts receivable as of March 31, 2014 and December 31, 2013 is summarized in the following table:

	March 31, 2014	December 31, 2013
Medicaid	$41,483	$38,068
Managed care	33,595	30,911
Medicare	37,344	34,562
Private and other payors	25,569	24,369
	137,991	127,910
Less: allowance for doubtful accounts	(17,422)	(16,540)
Accounts receivable	$120,569	$111,370

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
During the three months ended March 31, 2014, the Company acquired one stand-alone skilled nursing facility and one transitional care management company. The aggregate purchase price of the two business acquisitions was approximately $9,148, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction. The details of the operation acquired during the three months ended March 31, 2014 are as follows:

•
On March 1, 2014, the Company acquired a skilled nursing facility in Arizona for approximately $9,108, which was paid in cash. The acquisition added 196 operational skilled nursing beds to the Company's operations.

•
On March 3, 2014, the Company acquired a transitional care management company in Idaho for $40, which was paid in cash. The Company recorded $31 of goodwill as a part of this transaction. This acquisition did not have an impact on the Company's operational bed count.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Land	$760	$340
Building and improvements	7,901	3,925
Equipment, furniture, and fixtures	376	188
Assembled occupancy	80	75
Goodwill	31	1,966
Other indefinite-lived intangible assets	—	4,152
	$9,148	$10,646

On April 1, 2014 the Company acquired a home health and hospice agency in Idaho and a primary care group in Washington for an aggregate purchase price of approximately $1,350, which was paid in cash. These acquisitions did not impact the Company's operational bed count. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction.

On May 1, 2014, the Company acquired a skilled nursing facility in Arizona for approximately $10,125, which was paid in cash. This acquisition added 230 operational skilled nursing beds to the Company's operations. The Company also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

On May 3, 2014, the Company acquired an assisted living facility in California for approximately $16,000, which was paid in cash. In addition, as part of this acquisition, the Company acquired the underlying assets of one skilled nursing facility which it previously operated under a long-term lease agreement. The assisted living facility acquisition added 143 operational assisted living units to the Company's operations. The skilled nursing facility acquisition did not have an impact on the Company's operational bed count. The Company also entered into a separate operations transfer agreement with the prior tenant of the assisted living facility as part of this transaction.

On May 7, 2014, the Company acquired the underlying assets of a skilled nursing facility in Utah , which it previously operated under a long-term lease agreement for $4,800, which was paid in cash. This acquisition did not have an impact on the Company's operational bed count.

As of the date of this filing, the preliminary allocations of the purchase price for acquisitions completed subsequent to March 31, 2014 were not completed as necessary valuation information was not yet available.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operations acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not meaningful, representative of the Company’s current operating results or indicative of the integration potential of its newly acquired operations. The businesses acquired during the three months ended March 31, 2014 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the March 31, 2014 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Land	$80,439	$79,679
Buildings and improvements	394,502	379,021
Equipment	105,389	97,984
Furniture and fixtures	9,056	8,851
Leasehold improvements	45,867	44,123
Construction in progress	2,039	2,081
	637,292	611,739
Less: accumulated depreciation	(140,674)	(131,969)
Property and equipment, net	$496,618	$479,770

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	March 31, 2014			December 31, 2013
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(600)	$84	$684	$(589)	$95
Favorable lease	15.0	1,596	(558)	1,038	1,596	(532)	1,064
Assembled occupancy	0.5	3,059	(2,999)	60	2,979	(2,948)	31
Facility trade name	30.0	733	(202)	531	733	(195)	538
Customer relationships	20.0	4,200	(263)	3,937	4,200	(210)	3,990
Total		$10,272	$(4,622)	$5,650	$10,192	$(4,474)	$5,718
Amortization expense was $148 and $182 for the three months ended March 31, 2014 and 2013, respectively. Of the $148 in amortization expense incurred during the three months ended March 31, 2014, approximately $51 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2014 (remainder)	$349
2015	385
2016	365
2017	345
2018	345
2019	345
Thereafter	3,516
$5,650

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

The following table represents activity in goodwill as of and for the three months ended March 31, 2014:

Goodwill
January 1, 2014	$23,935
Impairments	—
Additions	31
March 31, 2014	$23,966

As of March 31, 2014, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 8, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	March 31,	December 31,
	2014	2013
Trade name	$1,033	$1,033
Home health and hospice Medicare license	6,707	6,707
	$7,740	$7,740

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2014	December 31, 2013
Note receivable	$2,104	$2,000
Debt issuance costs, net	2,626	2,801
Long-term insurance losses recoverable asset	2,089	3,280
Deposits with landlords	871	872
Capital improvement reserves with landlords and lenders	865	706
Other long-term assets	121	145
Restricted and other assets	$8,676	$9,804
Included in other assets as of March 31, 2014, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB, capitalized debt issuance costs and notes receivable.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Quality assurance fee	$2,223	$3,933
Resident refunds payable	5,608	5,238
Deferred revenue	4,948	4,633
Cash held in trust for residents	1,729	1,780
Resident deposits	1,638	1,680
Dividends payable	1,570	1,564
Property taxes	2,183	2,894
Other	3,685	3,976
Other accrued liabilities	$23,584	$25,698
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

14. INCOME TAXES
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. The Company is not currently under examination by any other major income tax jurisdiction. During 2014, the statutes of limitations will lapse on the Company's 2010 Federal tax year and certain 2009 and 2010 state tax years. The Company does not believe the Federal or state statute lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2014 or 2013.
For the three months ended March 31, 2014, and year ended December 31, 2013 the Company incurred $1,349 and $3,884, respectively, of third-party costs in connection with the proposed Spin-Off transaction with certain potential tax benefits. If the Company does not complete the transaction, it will be able to deduct all of these costs for tax purposes. However, if the Company does complete the transaction, a significant portion of these costs could be permanently nondeductible for tax purposes. Until the likelihood of the Company completing the transaction increases, the Company will not reflect the potentially permanent nondeductible nature of any of these costs in its determination of income tax expense.
The Company recorded total pre-tax charges related to the pending settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 during the three months ended March 31, 2013. The Company recorded estimated tax benefits of $10,373 during the three months ended March 31, 2013. See Note 17, Commitments and Contingencies.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$20,171	$20,347
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	143,388	144,325
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	48,536	48,864
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	31,851	32,122
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	8,845	8,919
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,367	5,429
	258,158	260,006
Less current maturities	(7,469)	(7,411)
Less debt discount	(670)	(700)
	$250,019	$251,895

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 2,079 as of March 31, 2014.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 146 options and 2 restricted stock awards from the 2007 Plan during the three months ended March 31, 2014.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following assumptions for stock options granted during the three months ended March 31, 2014 and 2013:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2014	146	1.84%	6.5 years	55%	0.64%
2013	103	1.23%	6.5 years	55%	0.93%

For the three months ended March 31, 2014 and 2013, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2014	146	$38.65	$19.86
2013	103	$30.12	$14.77

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2014 and 2013 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the three months ended March 31, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2014	1,249	$20.71	681	$14.23
Granted	146	38.65
Forfeited	(6)	25.78
Exercised	(76)	14.32
March 31, 2014	1,313	$23.05	669	$14.98

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2014:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	4.99	-	5.75	20	*	1	20
2006	7.05	-	7.50	80	771	2	80
2008	9.38	-	14.87	233	1,285	4	233
2009	14.88	-	16.70	252	1,989	5	203
2010	17.47	-	18.16	67	597	6	43
2011	21.61	-	29.30	77	959	7	29
2012	24.04	-	29.16	211	2,848	8	44
2013	29.25	-	42.13	227	4,062	9	17
2014			38.65	146	2,889	10	—
Total				1,313	$15,400		669
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the above, during the three months ended March 31, 2014 and 2013, the Company granted 2 and 46 restricted stock awards, respectively. All awards were granted at an exercise price of $0 and generally vest over five years.
A summary of the status of the Company's nonvested restricted stock awards as of March 31, 2014, and changes during the three-month period ended March 31, 2014 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	230	$28.68
Granted	2	44.71
Vested	(17)	28.10
Forfeited	(1)	29.21
Nonvested at March 31, 2014	214	$28.89

In addition, during the three months ended March 31, 2014, the Company granted 2 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $44.71 based on the market price on the grant date.

Total share-based compensation expense recognized for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense related to stock options	$643	$574
Share-based compensation expense related to restricted stock awards	430	315
Share-based compensation expense related to stock awards	106	487
Total	$1,179	$1,376
In future periods, the Company expects to recognize approximately $9,272 and $5,491 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2014. Future share-based compensation expense will be recognized over 4.0 and 3.3 weighted average years for unvested options and restricted stock awards, respectively. There were 644 unvested and outstanding options at March 31, 2014, of which 593 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at March 31, 2014 was 6.5 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2014 and December 31, 2013 is as follows:

Options	March 31, 2014	December 31, 2013
Outstanding	$27,036	$29,431
Vested	19,172	20,465
Expected to vest	6,826	7,873
Exercised	2,165	8,709
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company also leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments, was $3,605 and $3,436 for the three months ended March 31, 2014 and 2013, respectively.
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
In addition, a number of the Company’s individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2014.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of the Company's competitors. The Company expects the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the three months ended March 31, 2014. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57.1% and 56.8% of its total accounts receivable as of March 31, 2014 and December 31, 2013, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 71.1% and 72.8% of the Company’s revenue for the three months ended March 31, 2014 and 2013, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of May 6, 2014, the Company had approximately $1,001 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 120 facilities, nine home health and seven hospice operations, nine urgent care centers and a mobile x-ray and diagnostic company as of March 31, 2014, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah and Washington. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. As of March 31, 2014, we owned 97 of our 120 facilities and operated an additional 23 facilities under long-term lease arrangements, and had options to purchase two of those 23 facilities.

The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2014:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	97	2	21	120
Percent of total	80.8%	1.7%	17.5%	100.0%
Operational skilled nursing, assisted living and independent living beds	10,639	414	2,343	13,396
Percent of total	79.4%	3.1%	17.5%	100.0%

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

Facility Acquisition History

	December 31,								March 31,
	2006	2007	2008	2009	2010	2011	2012	2013	2014
Cumulative number of facilities	57	61	63	77	82	102	108	119	120
Cumulative number of operational skilled nursing, assisted living and independent living beds	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,204	13,396

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of March 31, 2014:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	Total
Number of facilities	36	14	27	12	6	6	6	3	5	5	120
Operational skilled nursing beds, assisted living and independent living units	3,973	2,094	3,353	1,413	505	555	477	304	366	356	13,396
On March 1, 2014, we acquired a skilled nursing facility in Arizona for approximately $9.1 million, which was paid in cash. The acquisition added 196 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

On April 1, 2014 we acquired a home health and hospice agency in Idaho and a primary care group in Washington for an aggregate purchase price of $1.4 million, which was paid in cash. These acquisitions did not impact our operational bed count. We also entered into a separate operations transfer agreement with the prior operator as part of each transaction.

On May 1, 2014, we acquired a skilled nursing facility in Arizona for approximately $10.1 million, which was paid in cash. This acquisition added 230 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.

On May 3, 2014, we acquired an assisted living facility in California for approximately $16.0 million, which was paid in cash. In addition, as part of this acquisition, we acquired the underlying assets of a skilled nursing facility which we previously operated under a long-term lease agreement. The assisted living facility acquisition added 143 operational assisted living units to our operations. The skilled nursing facility acquisition did not have an impact on our operational bed count. We also entered into a separate operations transfer agreement with the prior tenant of the assisted living facility as part of this transaction.

On May 7, 2014, we acquired the underlying assets of a skilled nursing facility in Utah , which we previously operated under a long-term lease agreement for $4.8 million, which was paid in cash. This acquisition did not have an impact on our operational bed count.

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

The proposed Spin-Off is conditioned on, among other things, final approval by our board of directors, the receipt of opinions from our advisors as to the satisfaction of certain requirements for the tax-free treatment of the Spin-Off, and the receipt of an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014, CareTrust has been organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT. We have received a private letter ruling from the Internal Revenue Service substantially to the effect that the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes. The private letter ruling relies on certain facts, representations, assumptions and undertakings.

Corporate Integrity Agreement — In connection with the settlement with the U.S. Department of Justice and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of our current compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Our participation in Federal healthcare programs is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution. See further details of the CIA at Note 17, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.

Board of Directors — Clayton M. Christensen informed the Company that he intends to resign from the Company's Board of Directors at the close of the Company's 2014 Annual Meeting of Shareholders. Dr. Christensen has served as a member of the Company's Board since 2013 and is currently serving as a member of the Nomination and Corporate Governance Committee. The Board has nominated Mr. Barry M. Smith as a replacement for the vacancy created by Dr. Christensen's departure for election to the Board at the Company's 2014 Annual Meeting of the Shareholders.
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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended March 31,
	2014	2013
Skilled Mix:
Days	27.8%	27.7%
Revenue	51.1%	51.5%
Quality Mix:
Days	41.0%	40.7%
Revenue	60.3%	60.6%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Occupancy:
Operational beds at end of period	13,396	12,390
Available patient days	1,194,076	1,105,326
Actual patient days	932,867	860,265
Occupancy percentage (based on operational beds)	78.1%	77.8%

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
The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$83,342	34.8%	$76,510	35.0%
Medicare	76,470	31.9	73,928	33.9
Medicaid-skilled	10,608	4.4	8,472	3.9
Total	170,420	71.1	158,910	72.8
Managed Care	32,978	13.8	29,186	13.4
Private and Other(1)	36,255	15.1	30,105	13.8
Total revenue	$239,653	100.0%	$218,201	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.
Critical Accounting Policies Update
There have been no significant changes during the three-month period ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

Centers for Medicare and Medicaid Services (CMS) Rulings — On May 1, 2014, CMS announced proposed changes to the prospective payment system for skilled nursing facilities. Under the proposed rule, aggregate payments to skilled nursing facilities would increase by $750 million, or 2.0% for fiscal year 2015, as compared to fiscal year 2014. This estimated increase is attributable to a 2.4% market basket increase, reduced by the 0.4% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA).

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflects a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% MFP as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. In its 2014 report to congress, the Medicare Payment Advisory Commission recommended eliminating the market basket update and reducing payments through the SNF prospective payments system. It's unclear whether Congress or CMS would ever adopt these recommendations.

On July 27, 2012, CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflects a 2.5% market basket increase, reduced by a 0.7% MFP adjustment mandated by the PPACA. This increase was offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

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
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute delayed significant cuts in Medicare rates for physician services until December 31, 2013. The statute also creates a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services. In addition, on April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014, which delays cuts to physician Medicare payments until March 31, 2015.
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

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Protecting Access to Medicare Act of 2014, which extends the cap and exception process through March 31, 2015. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,920 threshold. The manual medical review exception process applies at the $3,700 threshold.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond March 31, 2015, which could also have an adverse effect on our revenue after that date.

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

On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintains the 0.5% update for such services through December 31, 2014 and provides a 0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	79.1	80.7
U.S. Government inquiry settlement	—	15.1
Facility rent—cost of services	1.5	1.5
General and administrative expense	5.5	4.1
Depreciation and amortization	3.7	3.5
Total expenses	89.8	104.9
Income from operations	10.2	(4.9)
Other income (expense):
Interest expense	(1.4)	(1.4)
Interest income	—	—
Other expense, net	(1.4)	(1.4)
Income (loss) before provision for income taxes	8.8	(6.3)
Provision (benefit) for income taxes	3.4	(1.4)
Income (loss) from continuing operations	5.4	(4.9)
Loss from discontinued operations	—	(0.8)
Net income (loss)	5.4	(5.7)
Less: net loss attributable to the noncontrolling interests	(0.2)	(0.1)
Net income (loss) attributable to The Ensign Group, Inc.	5.6%	(5.6)%

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$33,694	$(2,658)
Adjusted EBITDA(1)(2)	35,667	33,912
EBITDAR(1)	37,243	656
Adjusted EBITDAR(1)(2)	38,882	36,970
______________________

(1)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income (loss) from continuing operations, adjusted for net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charge related to the U.S. Government inquiry;

•	Expenses incurred in connection with the Company's proposed spin-off of real estate assets in a newly formed publicly traded real estate investment trust (REIT);

•	Legal costs incurred in connection with the U.S. Government inquiry;

•	Settlement of a class action lawsuit;

•	Losses incurred by our newly opened urgent care centers;

•	Losses incurred by one newly constructed skilled nursing facility;

•	Acquisition-related costs; and

•	Costs incurred to recognize income tax credits.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income (loss) to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Consolidated statements of operations data:
Net income (loss)	$13,041	$(12,511)
Net loss attributable to noncontrolling interests	485	364
Loss from discontinued operations	—	1,748
Interest expense, net	3,204	3,022
Provision (benefit) for income taxes	8,102	(3,013)
Depreciation and amortization	8,862	7,732
EBITDA	$33,694	$(2,658)
Facility rent—cost of services	3,549	3,314
EBITDAR	$37,243	$656
		$—
EBITDA	$33,694	$(2,658)
Charge related to the U.S. Government inquiry(a)	—	33,000
Expenses related to the Spin-Off(b)	1,590	—
Legal costs(c)	—	807
Urgent care center (earnings) losses(d)	(28)	913
Losses at skilled nursing facility not at full operation(e)	—	1,466
Acquisition related costs(f)	44	79
Costs incurred to recognize income tax credits(g)	33	49
Rent related to items (d) and (e) above(h)	334	256
Adjusted EBITDA	$35,667	$33,912
Facility rent—cost of services	3,549	3,314
Less: rent related to items (d) and (e) above(h)	(334)	(256)
Adjusted EBITDAR	$38,882	$36,970
_______________________

(a)	Charges related to our resolution of any claims connected to the DOJ settlement.

(b)	Expenses incurred in connection with the Company's proposed spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT).

(c)	Legal costs incurred in connection with the settlement of the investigation into the billing and reimbursement processes of some of our subsidiaries conducted by the DOJ.

(d)	Results at newly opened urgent care centers, excluding rent, depreciation, interest and income taxes.

(e)
Losses incurred in the first quarter of 2013 at one newly constructed skilled nursing facility which began operations during the first quarter of 2013, excluding rent, depreciation, interest and income taxes.

(f)	Costs incurred to acquire an operation which are not capitalizable.

(g)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(h)	Rent related to newly opened urgent care centers and one newly constructed skilled nursing facility which began operations during the first quarter of 2013, not included in items (d) and (e) above.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$239,653	$218,201	$21,452	9.8%
Number of facilities at period end	120	110	10	9.1%
Actual patient days	932,867	860,265	72,602	8.4%
Occupancy percentage — Operational beds	78.1%	77.8%		0.3%
Skilled mix by nursing days	27.8%	27.7%		0.1%
Skilled mix by nursing revenue	51.1%	51.5%		(0.4)%

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$185,965	$180,866	$5,099	2.8%
Number of facilities at period end	82	82	—	—%
Actual patient days	698,226	690,756	7,470	1.1%
Occupancy percentage — Operational beds	81.5%	80.5%		1.0%
Skilled mix by nursing days	29.7%	28.8%		0.9%
Skilled mix by nursing revenue	52.7%	52.7%		—%

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$34,591	$32,565	$2,026	6.2%
Number of facilities at period end	26	26	—	—%
Actual patient days	169,853	166,302	3,551	2.1%
Occupancy percentage — Operational beds	70.9%	69.4%		1.5%
Skilled mix by nursing days	19.3%	20.8%		(1.5)%
Skilled mix by nursing revenue	40.8%	42.7%		(1.9)%

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$19,097	$4,770	$14,327	NM
Number of facilities at period end	12	2	10	NM
Actual patient days	64,788	3,207	61,581	NM
Occupancy percentage — Operational beds	66.5%	42.7%		NM
Skilled mix by nursing days	21.8%	33.1%		NM
Skilled mix by nursing revenue	46.8%	66.4%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2011.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2011 to December 31, 2012.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2013.

Revenue. Revenue increased $21.5 million, or 9.8%, to $239.7 million for the three months ended March 31, 2014 compared to $218.2 million for the three months ended March 31, 2013. Of the $21.5 million increase, Medicare and managed care revenue increased $6.3 million, or 6.1%, Medicaid custodial revenue increased $6.8 million, or 8.9%, private and other revenue increased $6.1 million, or 20.4% and Medicaid skilled revenue increased $2.1 million, or 25.2%. Revenue generated by Recently Acquired Facilities increased by approximately $14.3 million. Since January 1, 2013, the Company has acquired twelve facilities, two home health and one hospice operation in seven states.

Revenue generated by Same Facilities increased $5.1 million, or 2.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to increases in other skilled days and managed care days of 31.9% and 1.5%, respectively, and an increase in managed care revenue per patient day of 3.1% during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was achieved despite a decrease in Medicare revenue per patient day of 0.9% at Same Facilities.

Revenue at Transitioning Facilities increased $2.0 million, or 6.2% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was due to increases in managed care days of 3.5% and Medicare revenue per patient day of 1.0% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in Medicare revenue per patient day at Transitioning Facilities was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total		%
	2014	2013	2014	2013	2014	2013	2014	2013	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$559.34	$564.23	$477.73	$472.89	$507.73	$457.51	$545.85	$549.03	(0.6)%
Managed care	404.95	392.87	410.81	409.47	461.25	450.00	408.90	393.52	3.9%
Other skilled	434.31	472.66	770.85	701.49	254.06	—	439.80	475.99	(7.6)%
Total skilled revenue	488.24	492.45	476.36	467.83	479.36	457.45	486.76	489.73	(0.6)%
Medicaid	183.06	177.05	160.60	162.54	148.86	115.28	178.42	175.10	1.9%
Private and other payors	192.60	188.73	173.79	169.47	160.82	112.35	184.58	182.57	1.1%
Total skilled nursing revenue	$274.55	$269.00	$225.51	$227.99	$222.82	$228.27	$265.08	$263.19	0.7%

Medicare daily rates decreased by 0.6%, primarily due to a net Medicare per patient day payment reduction, comprised of a 2.0% sequestration reduction, which went into effect on April 1, 2013, offset by a 1.3% net market basket increase which went into effect in October 2013. The average Medicaid rate increased 1.9% for the three months ended March 31, 2014 relative to the same period in the prior year, primarily due to increases in rates in various states, including additional payments from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Revenue:
Medicare	31.1%	32.3%	34.1%	37.2%	24.4%	65.9%	31.1%	32.9%
Managed care	15.6	15.3	4.9	4.7	21.8	0.5	14.7	14.0
Other skilled	6.0	5.1	1.8	0.8	0.6	—	5.3	4.6
Skilled mix	52.7	52.7	40.8	42.7	46.8	66.4	51.1	51.5
Private and other payors	7.2	7.4	23.0	21.1	12.4	7.3	9.2	9.1
Quality mix	59.9	60.1	63.8	63.8	59.2	73.7	60.3	60.6
Medicaid	40.1	39.9	36.2	36.2	40.8	26.3	39.7	39.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Days:
Medicare	15.3%	15.4%	16.1%	17.9%	10.7%	32.9%	15.1%	15.8%
Managed care	10.6	10.5	2.7	2.6	10.6	0.2	9.5	9.4
Other skilled	3.8	2.9	0.5	0.3	0.5	—	3.2	2.5
Skilled mix	29.7	28.8	19.3	20.8	21.8	33.1	27.8	27.7
Private and other payors	10.2	10.5	29.8	28.5	17.2	14.7	13.2	13.0
Quality mix	39.9	39.3	49.1	49.3	39.0	47.8	41.0	40.7
Medicaid	60.1	60.7	50.9	50.7	61.0	52.2	59.0	59.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $13.6 million, or 7.8%, to $189.7 million for the three months ended March 31, 2014 compared to $176.1 million for the three months ended March 31, 2013. Of the $13.6 million increase, Same Facilities increased $2.6 million, or 1.8%, and Recently Acquired Facilities increased $9.8 million. The increase at Same Facilities was primarily related to increases in ancillary and general and professional liability insurance expenses of $1.1 million and $0.8 million, respectively, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. In addition, we incurred increased wages related to completing training associated with the CIA implementation period. Cost of services decreased as a percent of total revenue to 79.1% for the three months ended March 31, 2014 as compared to 80.7% for the three months ended March 31, 2013.

Charge Related to U.S. Government Inquiry. The Company recorded an additional charge in the amount of $33.0 million during the three months ended March 31, 2013 related to the investigation into some of our subsidiaries conducted by the DOJ. As the investigation was settled in 2013, there were no additional charges incurred during the three months ended March 31, 2014.

Facility Rent — Cost of Services. Facility rent — cost of services increased $0.2 million, or 7.1%, to $3.5 million for the three months ended March 31, 2014 compared to $3.3 million for the three months ended March 31, 2013. Facility rent-cost of services remained consistent as a percent of total revenue at 1.5% for the three months ended March 31, 2014 and 2013. The increase in rent was primarily due to new lease agreements for newly opened urgent care centers.

General and Administrative Expense. General and administrative expense increased $4.4 million, or 48.7%, to $13.2 million for the three months ended March 31, 2014 compared to $8.8 million for the three months ended March 31, 2013. General and administrative expenses increased as a percent of total revenue to 5.5% for the three months ended March 31, 2014 as compared to 4.1% for the three months ended March 31, 2013. The $4.4 million increase was primarily due to costs incurred in connection with the Company's proposed spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT) of $1.6 million and increased wages and benefits due to enhancements to our internal compliance team, improved financial performance during the quarter and the absence of negative adjustments to the incentive pool that were made in the first quarter of 2013 as a result of the impact of the settlement of the DOJ investigation.
Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 14.6%, to $8.9 million for the three months ended March 31, 2014 compared to $7.7 million for the three months ended March 31, 2013. Depreciation and amortization expense increased as a percent of total revenue to 3.7% for the three months ended March 31, 2014 as compared to 3.5% for the three months ended March 31, 2013. This increase was primarily related to the additional depreciation of $0.6 million at Recently Acquired Facilities, as well as an increase of $0.5 million at Same Facilities due to recent renovations. Of the $0.6 million increase at Recently Acquired Facilities, $0.1 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net increased $0.2 million, or 6.0%, to $3.2 million for the three months ended March 31, 2014 compared to $3.0 million for the three months ended March 31, 2013. Other expense, net remained consistent as a percent of revenue at 1.4% for the three months ended March 31, 2014 and 2013.
Provision for Income Taxes. Provision for income taxes increased $11.1 million, or 368.9%, to $8.1 million for the three months ended March 31, 2014 as compared to an income tax benefit of $3.0 million for the three months ended March 31, 2013. This increase resulted from the increase in income before income taxes of $34.9 million, which was primarily the result of the charge of $33.0 million incurred during the three months ended March 31, 2013 related to the settlement of the DOJ investigation.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations. Cash paid for business acquisitions was $9.1 million and $10.6 million for the three months ended March 31, 2014 and 2013, respectively. There were no asset acquisitions executed in either period during the three months ended March 31, 2014 and 2013. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $16.4 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively. We currently have a combined $35.0 million budgeted for renovation projects for 2014.

We believe our current cash balances, our cash flow from operations and the revolving credit facility portion of our senior credit facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility) of $150.0 million, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2014, we held debt security investments of approximately $22.2 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

In connection with the Spin-Off, we anticipate that CareTrust will assume the mortgage debt of approximately $48.5 million, and issue additional mortgage debt of approximately $50.5 million, related to certain of the properties it acquires, and will issue $260.0 million in aggregate principal amount of senior unsecured notes. A portion of the proceeds from the issuance of the notes is expected to be transferred to us in connection with the contribution of assets to CareTrust prior to the Spin-Off. We expect that we will use the proceeds to repay certain outstanding third-party bank debt and other indebtedness and, subject to the approval of and declaration by our board of directors, pay up to eight regular quarterly dividends. The Spin-Off and related transactions are subject to conditions, and their terms are subject to change in the sole discretion of our board of directors.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$21,432	$21,682
Net cash used in investing activities	(28,085)	(19,145)
Net cash used by financing activities	(1,633)	(686)
Net (decrease) increase in cash and cash equivalents	(8,286)	1,851
Cash and cash equivalents at beginning of period	65,755	40,685
Cash and cash equivalents at end of period	$57,469	$42,536
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net cash provided by operations for the three months ended March 31, 2014 was $21.4 million compared to $21.7 million for the three months ended March 31, 2013, a decrease of $0.3 million. This decrease was primarily due to the timing and amount of prepaid income taxes partially offset by increased accounts receivable.
Net cash used in investing activities for the three months ended March 31, 2014 was $28.1 million compared to $19.1 million for the three months ended March 31, 2013, an increase of $9.0 million. The increase was primarily the result of purchases of property and equipment of $16.4 million during the three months ended March 31, 2014, compared to $5.2 million during the three months ended March 31, 2013, an increase of $11.2 million, partially offset by a decrease in business acquisitions of $1.5 million. The increase in purchases of property and equipment during the three months ended March 31, 2014 was in effort to finalize numerous renovation projects in advance of the REIT Spin-Off transaction.
Net cash used by financing activities for the three months ended March 31, 2014 was $1.6 million as compared to $0.7 million for the three months ended March 31, 2013, a decrease of $0.9 million. This decrease was primarily due to the timing of the payment of dividends during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, partially offset by the payment of deferred financing costs during the three months ended March 31, 2013.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of March 31, 2014 and the years ended December 31, 2013, 2012, 2011 and 2010 were as follows:

	December 31,				March 31,
	2010	2011	2012	2013	2014
	(in thousands)
Senior Credit Facility	$—	$88,125	$89,375	$144,325	$143,388
Ten Project Note	52,229	51,185	50,072	48,864	48,536
Six Project Loan	39,495	—	—	—	—
Mortgage Loan and Promissory Notes	49,744	48,560	68,245	66,117	65,564
Bond payable	1,038	—	—	—	—
Total	$142,506	$187,870	$207,692	$259,306	$257,488

The following table represents the Company’s cumulative facility growth from 2009 to the present:

	December 31,					March 31,
	2009	2010	2011	2012	2013	2014
Cumulative number of facilities	77	82	102	108	119	120
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

On February 1, 2013, we entered into the third amendment to the Senior Credit Facility (the Third Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011. The Third Amendment revised the Senior Credit Facility Agreement to, among other things, (i) increase the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million, of which $78.7 million was drawn as of March 31, 2014, and (ii) extend the maturity date of the Senior Credit Facility from July 15, 2016 to February 1, 2018. Except as set forth in the Third Amendment, all other terms and conditions of the Senior Credit Facility remained in full force and effect as described below.

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

Among other things, under the Senior Credit Facility, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a maximum net leverage ratio, minimum interest coverage ratio and minimum asset coverage ratio. The loan documents also include certain additional reporting, affirmative and negative covenants including limitations on the incurrence of additional indebtedness, liens, investments in other businesses, dividends declared in excess of 20% of consolidated net income, stock repurchases and capital expenditures. As of March 31, 2014, we were in compliance with all loan covenants. As of March 31, 2014, our subsidiaries had $143.4 million outstanding on the Senior Credit Facility.

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

Among other things, under the 2012 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of March 31, 2014, we were in compliance with all loan covenants. As of March 31, 2014, our subsidiaries had $20.2 million outstanding on the 2012 RBS Loan.

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

Among other things, under the 2010 RBS Loan, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a minimum debt service coverage ratio, an average occupancy rate and a minimum project yield. The Loan Documents also include certain additional affirmative and negative covenants, including limitations on the disposition of the Borrowers and the collateral and minimum average cash balance requirements. As of March 31, 2014, we were in compliance with all loan covenants. As of March 31, 2014, our subsidiaries had $31.9 million outstanding on the 2010 RBS Loan.
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
Under the Ten Project Note, we are subject to standard reporting requirements and other typical covenants for a loan of this type. Effective October 1, 2006 and continuing each calendar quarter thereafter, we are subject to restrictive financial covenants, including average occupancy, Debt Service (as defined in the agreement) and Project Yield (as defined in the agreement). As of March 31, 2014, we were in compliance with all loan covenants. As of March 31, 2014, our subsidiaries had $48.5 million outstanding on the Ten Project Note.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The unpaid balance of principal and accrued interest from these notes is due on September 30, 2019. The notes bear interest at a rate of 6.0% per annum. As of March 31, 2014, our subsidiaries had $8.8 million outstanding on the Promissory Notes.
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects our Southland facility to HUD oversight and periodic inspections. As of March 31, 2014, the balance outstanding on this mortgage loan was approximately $5.4 million. The unpaid balance of principal and accrued interest from this mortgage loan is due on February 1, 2027. The mortgage loan bears interest at the rate of 7.5% per annum.
This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease certain facilities and our Service Center office under operating leases, most of which have initial lease terms ranging from five to 20 years. Most of these leases contain options to renew or extend the lease term, some of which involve rent increases. We also lease a majority of our equipment under operating leases with initial terms ranging from three to five years. Total rent expense, inclusive of straight-line rent adjustments, was $3.6 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

In early 2013, discussions between government representatives and our special committee, its outside counsel and their experts had advanced sufficiently that we recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation. In April 2013, we and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount)

In October 2013, we and the government executed a final settlement agreement in accordance with the April agreement and we remitted full payment of the Reserve Amount. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.
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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.We are exposed to interest rate changes in connection with the revolving credit facility portion of the Senior Credit Facility, which is available but historically has not regularly been used to maintain liquidity and fund capital expenditures and operations. Our interest rate risk management objective is to balance the impact of interest rate changes on earnings and cash flows and maintain a lower interest rate. To achieve this objective, we have historically borrowed primarily at fixed rates, although the revolving credit facility portion of the Senior Credit Facility is available and could be used for short-term borrowing purposes. As of March 31, 2014, we had outstanding borrowings under the revolving credit facility portion of the Facility of $78.7 million.

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

Our cash and cash equivalents as of March 31, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2014, we held debt security investments of approximately $22.2 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2014, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, for more information regarding our legal proceedings, please see Note 17, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of our competitors. We expect the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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

U.S. Government Inquiry - In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We, through our outside counsel and a special committee of independent directors established by its board, worked cooperatively with the U.S. Attorney's office to produce information requested by the government as part of an ongoing dialogue designed to resolve the issue.

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

We derived 39.2% and 38.9% of our revenue from the Medicaid program for the three months ended March 31, 2014 and 2013, respectively. We derived 31.9% and 33.9% of our revenue from the Medicare program for the three months ended March 31, 2014 and 2013, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On May 1, 2014, CMS announced proposed changes to the prospective payment system for skilled nursing facilities. Under the proposed rule, aggregate payments to skilled nursing facilities would increase by $750 million, or 2.0% for fiscal year 2015, as compared to fiscal year 2014. This estimated increase is attributable to a 2.4% market basket increase, reduced by the 0.4% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA).

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

PPACA, as modified by the Reconciliation Act, is projected to expand access to Medicaid for approximately 16 million additional people. It also reduces the projected growth of Medicare by $500 billion over ten years by tying payments to providers more closely to quality outcomes. It also imposes new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. This information will be disclosed on a website for comparison by members of the public

To address potential fraud and abuse in federal health care programs, including Medicare and Medicaid, PPACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. The new law imposes enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs. PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determines that good cause exists not to suspend payments. To the extent the Secretary applies this suspension of payments provision to one of our facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of March 31, 2014, we had one facility under probe review.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Protecting Access to Medicare Act of 2014, which extends the cap and exception process through March 31, 2015. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,920 threshold. The manual medical review exception process applies at the $3,700 threshold.

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

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond March 31, 2015, which could also have an adverse effect on our revenue after that date.

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

In December 2010, the OIG released a report entitled “Questionable Billing by Skilled Nursing Facilities.” The report examined the billing practices of skilled nursing facilities based on Medicare Part A claims from 2006 to 2008 and found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra high therapy categories, than government and not-for-profit operators. It also found that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher activities of daily living (ADL) scores, and had a “long” average length of stay among Part A beneficiaries, compared to their government and not-for-profit counterparts. The OIG recommended that CMS vigilantly monitor overall payments to skilled nursing facilities, adjust RUG rates annually, change the method for determining how much therapy is needed to ensure appropriate payments and conduct additional reviews for skilled nursing operators that exceed certain thresholds for higher paying therapy RUGs. CMS concurred with and agreed to take action on three of the four recommendations, declining only to change the methodology for assessing a patient's therapy needs. The OIG issued a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Although we believe our therapy assessment and billing practices are consistent with applicable law and CMS requirements, we cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Two of our facilities have been listed on the report. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-RUGs patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording ADL services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others, as well as other government agencies, unions, advocacy groups and others who seek to pursue their own mandates and agendas. In its fiscal year 2014 work plan, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst skilled nursing facilities. Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, adversely change RUG rates, revise methodologies for assessing and treating patients, or conduct more frequent or intense reviews of our treatment and billing practices, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.

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

In addition, we are required to operate our facilities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, our skilled nursing facilities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular(often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements.

We depend largely upon reimbursement from third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our facilities as well as payor mix and payment methodologies.

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2014, 71.1% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of our competitors. We expect the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.
A class action staffing suit was previously filed against us in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California facilities. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. We have been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6.5 million, of which, approximately $1.5 million of this amount was recorded in the fiscal year ended December 31, 2013 , with the balance having been expensed in prior periods. We believe that the settlement will not have a material ongoing adverse effect on our business, financial condition or results of operations.

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

During the three months ended March 31, 2014, we acquired one stand-alone skilled nursing facility with a total of 196 operational skilled nursing beds. During the year ended December 31, 2013, we acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations, three hospice operations and one urgent care center with a total of 652 operational skilled nursing beds and 281 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

The Service Employees International Union has issued in the past, and may again issue in the future, public statements alleging that we or other for-profit skilled nursing operators have engaged in unfair, questionable or illegal practices in various areas, including staffing, patient care, patient evaluation and treatment, billing and other areas and activities related to the industry and our operations. We continue to anticipate similar criticisms, charges and other negative publicity from such sources on a regular basis, particularly in the current political environment and following the recent December 2010 OIG report entitled “Questionable Billing by Skilled Nursing Facilities," described above in " The Office of the Inspector General or other organizations may choose to more closely scrutinize the billing practices of for-profit skilled nursing facilities, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations ." Two of our facilities have been listed on the report. Such reports provide unions and their allies with additional opportunities to make negative statements about, and to encourage regulators to seek investigatory and enforcement actions against, the industry in general and non-union operators like us specifically. Although we believe that our operations and business practices substantially conform to applicable laws and regulations, we cannot predict the extent to which we might be subject to adverse publicity or calls for increased regulatory scrutiny from union and union ally sources, or what effect, if any, such negative publicity would have on us, but to the extent they are successful, our revenue may be reduced, our costs may be increased and our profitability and business could be adversely affected.

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

At March 31, 2014, we had $258.2 million of outstanding indebtedness under the Senior Credit Facility, Ten Project Note, promissory notes, bonds and mortgage notes, plus $138.0 million of operating lease obligations. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

10.75
Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.

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

THE ENSIGN GROUP, INC.

May 8, 2014	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

10.75
Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.

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