Form 10-Q
period 2014-06-30
ENSIGN GROUP, INC
filed 2014-08-07
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2014, 22,411,766 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$22,393	$65,755
Restricted cash—current	6,400	—
Accounts receivable—less allowance for doubtful accounts of $17,909 and $16,540 at June 30, 2014 and December 31, 2013, respectively	124,441	111,370
Investments—current	4,451	5,511
Prepaid income taxes	10,217	9,915
Prepaid expenses and other current assets	7,657	9,213
Deferred tax asset—current	8,633	9,232
Total current assets	184,192	210,996
Property and equipment, net	116,784	479,770
Insurance subsidiary deposits and investments	17,681	16,888
Escrow deposits	1,880	1,000
Deferred tax asset	10,930	4,464
Restricted cash—less current portion	1,819	—
Restricted and other assets	8,169	9,804
Intangible assets, net	6,711	5,718
Goodwill	24,326	23,935
Other indefinite-lived intangibles	8,340	7,740
Total assets	$380,832	$760,315
Liabilities and equity
Current liabilities:
Accounts payable	$26,508	$23,793
Accrued wages and related liabilities	44,590	40,093
Accrued self-insurance liabilities—current	14,771	15,461
Other accrued liabilities	23,697	25,698
Current maturities of long-term debt	—	7,411
Total current liabilities	109,566	112,456
Long-term debt—less current maturities	—	251,895
Accrued self-insurance liabilities—less current portion	32,792	33,642
Fair value of interest rate swap	—	1,828
Deferred rent and other long-term liabilities	3,162	3,237
Total liabilities	145,520	403,058

Commitments and contingencies (Note 17)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,777 and 22,382 shares issued and outstanding at June 30, 2014, respectively, and 22,580 and 22,113 shares issued and outstanding at December 31, 2013, respectively	23	22
Additional paid-in capital	107,876	101,364
Retained earnings (Note 2)	128,721	257,502
Common stock in treasury, at cost, 203 and 237 shares at June 30, 2014 and December 31, 2013, respectively	(1,509)	(1,680)
Accumulated other comprehensive loss	—	(1,112)
Total Ensign Group, Inc. stockholders' equity	235,111	356,096
Non-controlling interest	201	1,161
Total equity	235,312	357,257
Total liabilities and equity	$380,832	$760,315
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$250,043	$220,086	$489,696	$438,287
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	202,057	175,913	391,795	351,974
U.S. Government inquiry settlement (Note 17)	—	—	—	33,000
Facility rent—cost of services	8,283	3,338	11,832	6,652
General and administrative expense	18,257	8,872	31,414	17,720
Depreciation and amortization	7,804	8,671	16,666	16,403
Total expenses	236,401	196,794	451,707	425,749
Income from operations	13,642	23,292	37,989	12,538
Other income (expense):
Interest expense	(8,720)	(3,145)	(12,083)	(6,260)
Interest income	134	129	293	222
Other expense, net	(8,586)	(3,016)	(11,790)	(6,038)
Income before provision for income taxes	5,056	20,276	26,199	6,500
Provision for income taxes	3,523	7,846	11,625	4,833
Income from continuing operations	1,533	12,430	14,574	1,667
Loss from discontinued operations, net of income tax benefit of $0 for both the three and six months ended June 30, 2014 and $7 and $1,119 for the three and six months ended June 30, 2013, respectively (Note 4)	—	(26)	—	(1,774)
Net income (loss)	1,533	12,404	14,574	(107)
Less: net (loss) income attributable to noncontrolling interests	(474)	37	(959)	(327)
Net income attributable to The Ensign Group, Inc.	$2,007	$12,367	$15,533	$220
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$2,007	$12,393	$15,533	$1,994
Loss from discontinued operations, net of income tax	—	(26)	—	(1,774)
Net income attributable to The Ensign Group, Inc.	$2,007	$12,367	$15,533	$220
Net income per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.09	$0.57	$0.70	$0.09
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.09	$0.57	$0.70	$0.01
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.09	$0.55	$0.68	$0.09
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.09	$0.55	$0.68	$0.01
Weighted average common shares outstanding:
Basic	22,259	21,859	22,214	21,814
Diluted	22,960	22,321	22,915	22,267

Dividends per share	$0.070	$0.065	$0.140	$0.130

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2014	2013	2014	2013
Net income (loss)	$1,533	$12,404	$14,574	$(107)
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap, net of income tax expense (benefit) of $0 and ($78) for the three and six months ended June 30, 2014, respectively, and ($255) and ($359) for the three and six months ended June 30, 2013, respectively.	(30)	394	89	559
Reclassification adjustment on termination of interest rate swap, net of income tax benefit of $638 for the three and six months ended June 30, 2014.	1,023	—	1,023	—
Comprehensive income	2,526	12,798	15,686	452
Less: net (loss) income attributable to noncontrolling interests	(474)	37	(959)	(327)
Comprehensive income attributable to The Ensign Group, Inc.	$3,000	$12,761	$16,645	$779

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30 ,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$14,574	$(107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 4)	—	2,837
U.S. Government inquiry accrual (Note 17)	—	33,000
Depreciation and amortization	16,666	16,432
Amortization of deferred financing fees and debt discount	391	411
Deferred income taxes	(543)	(95)
Provision for doubtful accounts	6,634	5,527
Share-based compensation	2,383	1,945
Excess tax benefit from share-based compensation	(1,932)	(908)
Loss on extinguishment of debt	4,067	—
Loss on termination of interest rate swap	1,661	—
Gain on sale of equity method investment	—	(380)
Loss on disposition of property and equipment	4	1,129
Change in operating assets and liabilities
Accounts receivable	(19,712)	(18,776)
Prepaid income taxes	(329)	(6,942)
Prepaid expenses and other current assets	1,605	1,577
Insurance subsidiary deposits and investments	267	(153)
Accounts payable	3,733	(5,331)
Accrued wages and related liabilities	4,521	(1,336)
Other accrued liabilities	3,233	(1,658)
Accrued self-insurance	(72)	(291)
Deferred rent liability	(75)	(274)
Net cash provided by operating activities	37,076	26,607
Cash flows from investing activities:
Purchase of property and equipment	(32,577)	(13,405)
Cash payment for business acquisitions	(38,442)	(39,310)
Cash payment for asset acquisitions	(7,513)	—
Escrow deposits	(1,880)	(4,506)
Escrow deposits used to fund business acquisitions	1,000	4,635
Increase in restricted cash	(8,219)	—
Cash proceeds on sale of urgent care franchising business, net of note receivable	—	3,610
Cash proceeds on sale of equity method investment	—	1,600
Cash proceeds from the sale of property and equipment	1	641
Restricted and other assets	226	(156)
Net cash used in investing activities	(87,404)	(46,891)
Cash flows from financing activities:
Proceeds from issuance of debt (Note 15)	340,677	10,000
Payments on long-term debt	(241,171)	(3,581)
Issuance of treasury stock upon exercise of options	171	36
Cash retained by CareTrust at separation (Note 2)	(78,731)	—
Issuance of common stock upon exercise of options	2,197	1,901
Dividends paid	(3,166)	(1,436)
Excess tax benefit from share-based compensation	1,941	908
Prepayment penalty on early retirement of debt	(2,069)	—
Payments of deferred financing costs	(12,883)	(730)
Net cash provided by financing activities	6,966	7,098
Net decrease in cash and cash equivalents	(43,362)	(13,186)
Cash and cash equivalents beginning of period	65,755	40,685
Cash and cash equivalents end of period	$22,393	$27,499

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30 ,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,976	$6,267
Income taxes	$13,683	$9,890
Non-cash financing and investing activity:
Accrued capital expenditures	$676	$577
Note receivable on sale of urgent care franchising business	$—	$4,000

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc., through its subsidiaries (collectively, Ensign or the Company), provides skilled nursing and rehabilitative care services through the operation of 125 facilities, ten home health and eight hospice operations, twelve urgent care centers and a mobile x-ray and diagnostic company as of June 30, 2014, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington, and Wisconsin. The Company's operations, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile x-ray and diagnostic, and urgent care services. The Company's facilities have a collective capacity of approximately 13,800 operational skilled nursing, assisted living and independent living beds. As of June 30, 2014, the Company owned 8 of its 125 facilities and operated an additional 117 facilities through long-term lease arrangements, and had options to purchase two of those 117 facilities. As of December 31, 2013, the Company owned 96 of its 119 facilities and operated an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities. See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for the change in ownership profile.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 (collectively, the Interim Financial Statements), are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (the SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SPIN-OFF OF REAL ESTATE ASSETS THROUGH A REAL ESTATE INVESTMENT TRUST
On June 1, 2014, the Company completed the separation of its healthcare business and its real estate business into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to Ensign stockholders on a pro rata basis (the Spin-Off). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed on June 2, 2014. CareTrust is listed on the NASDAQ Global Select Market (NASDAQ) and trades under the ticker symbol “CTRE.”
The Company received a private letter ruling from the Internal Revenue Service (the IRS) substantially to the effect that the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes. The private letter ruling relies on certain facts, representations, assumptions and undertakings. The Company also received opinions from its advisors as to the satisfaction of certain requirements for the tax-free treatment of the Spin-Off, and an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014, CareTrust has been organized in conformity with the requirements for qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Spin-Off, the Company entered into a Separation and Distribution Agreement with CareTrust, setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and CareTrust. The Company and CareTrust or their respective subsidiaries, as applicable, also entered into a number of other agreements to govern the relationship between CareTrust and the Company after the Spin-Off.
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260,000 of debt financing (The Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50,676 to an aggregate principal amount of $99,000 (the Ten Project Note). The Ten Project Note and The Bond were assumed by CareTrust in connection with the Separation and Distribution Agreement. CareTrust transferred $220,752 to the Company, a portion of which the Company used to retire $208,635 of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalty and other third party fees relating to the early retirement of outstanding debt. The amount retained by the Company of $8,219 was recorded as restricted cash, of which $6,400 is classified as current assets and $1,819 is classified as non-current assets. The amount represents a portion of the proceeds received from CareTrust in connection with the Separation and Distribution Agreement that the Company intends to use to pay up to eight regular quarterly dividend payments. There was no restricted cash as of December 31, 2013. The remaining cash of $78,731 that CareTrust retained on the Spin-Off date was transferred to CareTrust as part of the assets and liabilities contributed to CareTrust in connection with the Spin-Off.
As of March 31, 2014, the Company operated 120 facilities. Prior to the Spin-Off, the Company separated the healthcare operations from the independent living operations at two locations, resulting in a total of 122 facilities. The Company contributed to CareTrust the assets and liabilities associated with all of the 94 real property and three independent living facilities that CareTrust now operates that were previously owned by the Company. The results of the three independent living facilities that were transferred to CareTrust in connection with the Spin-Off were not material to the Company's three and six months ended June 30, 2014 or 2013. The assets and liabilities were contributed to CareTrust based on their historical carrying values, which were as follows (in thousands):

Cash and cash equivalents	$78,731
Other current assets	34
Property and equipment, net	421,846
Deferred financing costs	11,088
Accounts payable and accrued expenses	(4,971)
Current deferred tax liability	(125)
Deferred tax liability	(5,925)
Current maturities of long-term debt	(2,342)
Long-term debt—less current maturities	(357,171)
Net contribution	$141,165
As a result of the Spin-Off, CareTrust owns all of the 94 real property and three independent living facilities that were transferred in connection with the Spin-Off. The Company leases the 94 real property from CareTrust under eight “triple-net” master lease agreements (collectively, the Master Leases). The Company continues to operate the skilled nursing, assisted living and independent living facilities that are leased from CareTrust pursuant to the Master Leases. The Master Leases consist of multiple leases, each with its own pool of properties that has varying maturities and diversity in property geography. Under each Master Lease, the Company’s individual subsidiaries that operate those properties subject to such Master Lease are the tenants and CareTrust’s individual subsidiaries that own the properties are the landlords. The Company guarantees the obligations of the tenants under the Master Leases. If a tenant defaults under a Master Lease with respect to any property, CareTrust is entitled to exercise remedies under such Master Lease as to all properties covered by such Master Lease as though all such properties were in default. In addition, each Master Lease with the tenant contains cross-default provisions that results in a default under all of the Master Leases if a default occurs under any Master Lease.
Commencing in the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual rent expense under the Master Lease will be approximately $56,000 during each of the first two years of the Master Leases. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
Each Master Lease has a term ranging from 12 to 19 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. The extension of the term of any of the Master Leases will be subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases will be subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases.
The Company does not have the ability to terminate the obligations under a Master Lease prior to its expiration without CareTrust’s consent. If a Master Lease is terminated prior to its expiration other than with CareTrust’s consent, the Company may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance and repair costs for the leased property.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2014, we were in compliance with the Master Leases covenants.
The Company and CareTrust also entered into an Opportunities Agreement, which grants CareTrust the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior-living facility by the Company or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement requires CareTrust to provide the Company, subject to certain exceptions, a right to either purchase and operate, or lease and operate, the facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to the Company by or on behalf of another operator seeking lease or other financing. If the Company elects to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Master Leases.
The Company incurred transaction costs of $7,281 and $8,871 for the three and six months ended June 30, 2014, respectively, associated with the Spin-Off, which are included in general and administrative expenses within the condensed consolidated statements of income. There were no transaction costs incurred for the three and six months ended June 30, 2013.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at June 30, 2014.

On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations for all periods presented (see Note 4, Discontinued Operations) in the accompanying Interim Financial Statements. In addition,

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the results of operations of DRX and the loss or impairment related to this divestiture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
Revenue from the Medicare and Medicaid programs accounted for 70.2% and 70.7% of the Company’s revenue for the three and six months ended June 30, 2014, respectively, and 72.7% and 72.8% for the three and six months ended June 30, 2013, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2014 and 2013.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three and six months ended June 30, 2014 or 2013.

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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California facilities and a separate, one-time, deductible of $750 for non-California facilities. For all facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $5,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility, which is independent of the aforementioned blanket aggregate applicable to its other 118 facilities.
The self-insured retention and deductible limits for general and professional liability and California workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $28,574 and $29,204 as of June 30, 2014 and December 31, 2013, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states have third party guaranteed cost coverage. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $14,297 and $13,883 as of June 30, 2014 and December 31, 2013, respectively.
In addition, the Company has recorded an asset and equal liability of $1,814 and $3,280 at June 30, 2014 and December 31, 2013, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $2,878 and $2,736 at June 30, 2014 and December 31, 2013, respectively.

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

Derivatives and Hedging Activities — Previously, the Company had an interest-rate swap contract in place. The Company has historically evaluated variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset most of its variable risk exposure by entering into interest-rate swap agreements. It is the Company's policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). The Company formally designates its interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility. As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the Condensed Consolidated Statements of Income. There was no outstanding interest rate swap contract as of June 30, 2014.

Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss) — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. The Company recognized a loss of $1,023, net of taxes of $638, to interest expense from accumulated other comprehensive loss during the three and six months ended June 30, 2014 related to the termination of the interest rate swap agreement. As of June 30, 2014, accumulated other comprehensive losses were $0, in stockholders' equity. As of December 31, 2013, accumulated other comprehensive losses were $1,828, net of tax of $716, or $1,112.

Recent Accounting Pronouncements — Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements below that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. This guidance will be effective for fiscal years beginning after December 15, 2016, which will be the Company's fiscal year 2017. Early adoption is not permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of discontinued operations follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$104	$—	$728
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	—	(118)	—	(739)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	—	(13)	—	(2,837)
Facility rent—cost of services	—	(5)	—	(12)
Depreciation and amortization	—	(1)	—	(33)
Loss from discontinued operations	—	(33)	—	(2,893)
Benefit from income taxes	—	(7)	—	(1,119)
Loss from discontinued operations, net of income tax	$—	$(26)	$—	$(1,774)

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$1,533	$12,430	$14,574	$1,667
Less: net (loss) income attributable to noncontrolling interests	(474)	37	(959)	(327)
Income from continuing operations attributable to The Ensign Group, Inc.	2,007	12,393	15,533	1,994
Loss from discontinued operations, net of income tax	—	(26)	—	(1,774)
Net income attributable to The Ensign Group, Inc.	$2,007	$12,367	$15,533	$220

Denominator:
Weighted average shares outstanding for basic net income per share	22,259	21,859	22,214	21,814

Basic net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.09	$0.57	$0.70	$0.09
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.09	$0.57	$0.70	$0.01

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$1,533	$12,430	$14,574	$1,667
Less: net (loss) income attributable to noncontrolling interests	(474)	37	(959)	(327)
Income from continuing operations attributable to The Ensign Group, Inc.	2,007	12,393	15,533	1,994
Loss from discontinued operations, net of income tax	—	(26)	—	(1,774)
Net income attributable to The Ensign Group, Inc.	$2,007	$12,367	$15,533	$220
Denominator:
Weighted average common shares outstanding	22,259	21,859	22,214	21,814
Plus: incremental shares from assumed conversion (1)	701	462	701	453
Adjusted weighted average common shares outstanding	22,960	22,321	22,915	22,267
Diluted net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.09	$0.55	$0.68	$0.09
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.09	$0.55	$0.68	$0.01
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 608 and 447 for the three and six months ended June 30, 2014 and 341 and 377 for the three and six months ended June 30, 2013, respectively. As discussed in Note 2, Spin-Off Real Estate Assets through a Real Estate Investment Trust and Note 16, Options and Awards effective with the Spin-Off transaction, the holders of the Company's stock options on the date of record received stock options consistent with a conversion ratio that was necessary to maintain the pre spin-off intrinsic value of the options. The stock options terms and conditions are based on the existing terms in the 2001 Plan, 2005 Plan and 2007 Plan. In order to preserve the aggregate intrinsic value of the Company's stock options held by such persons, the exercise prices of such awards were adjusted by using the proportion of the CareTrust when issued closing stock price to the total Company closing stock prices on the distribution date. The number of options outstanding were increased by a conversion rate of 1.83 as a result of the Spin-Off.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$22,393	$—	$—	$65,755	$—	$—
Fair value of interest rate swap	$—	$—	$—	$—	$1,828	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 3, Summary of Significant Accounting Policies for further discussion of our significant accounting policies.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Security Investments - Held to Maturity

At June 30, 2014 and December 31, 2013, the Company had approximately $22,132 and $22,399, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at June 30, 2014, $1,996 is held in AA-rated debt securities backed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program, and $20,136 is held in A-rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortized concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $168 and $423 for the three and six months ended June 30, 2014 and $262 and $514 for the three and six months ended June 30, 2013, respectively.

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the Company recognized a loss of $1,023, net of income tax benefit of $638, to interest expense from accumulated other comprehensive loss. See Note 15, Debt for additional information.

There was no outstanding interest rate swap contract as of June 30, 2014. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and six months ended June 30, 2014 and 2013 is summarized in the following tables:

	Three Months Ended June 30,
	2014		2013
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$85,937	34.4%	$78,989	35.9%
Medicare	77,333	30.9	72,148	32.8
Medicaid — skilled	12,353	4.9	8,939	4.0
Total Medicaid and Medicare	175,623	70.2	160,076	72.7
Managed care	35,776	14.3	27,375	12.5
Private and other payors(1)	38,644	15.5	32,635	14.8
Revenue	$250,043	100.0%	$220,086	100.0%

	Six Months Ended June 30,
	2014		2013
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$169,279	34.6%	$155,499	35.5%
Medicare	153,803	31.4	146,075	33.3
Medicaid — skilled	22,961	4.7	17,412	4.0
Total Medicaid and Medicare	346,043	70.7	318,986	72.8
Managed care	68,754	14.0	56,560	12.9
Private and other payors(1)	74,899	15.3	62,741	14.3
Revenue	$489,696	100.0%	$438,287	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

Accounts receivable as of June 30, 2014 and December 31, 2013 is summarized in the following table:

	June 30, 2014	December 31, 2013
Medicaid	$47,736	$38,068
Managed care	34,437	30,911
Medicare	32,766	34,562
Private and other payors	27,411	24,369
	142,350	127,910
Less: allowance for doubtful accounts	(17,909)	(16,540)
Accounts receivable	$124,441	$111,370

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
During the six months ended June 30, 2014, the Company acquired four stand-alone skilled nursing facilities, one assisted living facility, one home health agency, one hospice agency, one primary care group and one transitional care management company. The aggregate purchase price of the nine business acquisitions was approximately $38,442, which was paid in cash. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction. The details of the operations acquired during the three and six months ended June 30, 2014 are as follows:

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

•
On April 1, 2014 the Company acquired a home health and hospice agency in Idaho and a primary care group in Washington in two separate transactions, for an aggregate purchase price of approximately $1,350, which was paid in cash. The Company recorded $360 of goodwill as a part of the primary care group acquisition. These acquisitions did not impact the Company's operational bed count.

•
On May 1, 2014, the Company acquired a skilled nursing facility in Arizona for approximately $10,127, which was paid in cash. This acquisition added 230 operational skilled nursing beds to the Company's operations.

•
On May 3, 2014, the Company acquired an assisted living facility in California and the underlying assets of a skilled nursing facility which the Company previously operated under a long-term lease agreement for an aggregate purchase price of approximately $16,012, which was paid in cash. The assisted living facility acquisition added 144 operational assisted living units to the Company's operations. The skilled nursing facility acquisition did not have an impact on our bed count.

•
On June 1, 2014, the Company entered into long-term lease agreements and assumed the operations of one skilled nursing facility in Washington and one skilled nursing facility in Colorado. These acquisitions added 199 operational skilled nursing beds to the Company's operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the leases.

•
In a separate transaction, on June 1, 2014, the Company acquired two skilled nursing facilities in Wisconsin for an aggregate purchase price of approximately $4,507, which was paid in cash. The acquisition added 138 operational skilled nursing beds to the Company's operations.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the six months ended June 30, 2014 and 2013:

	June 30,
	2014	2013
Land	$8,094	$7,591
Building and improvements	27,228	23,702
Equipment, furniture, and fixtures	1,344	1,204
Assembled occupancy	425	695
Definite-lived intangible assets	360	—
Goodwill	391	1,966
Other indefinite-lived intangible assets	600	4,152
	$38,442	$39,310

In addition, on May 7, 2014, the Company purchased the underlying assets of one skilled nursing facility in Utah which it previously operated under a long-term lease agreement for approximately $4,812, which was paid in cash.

On July 1, 2014, the Company entered into a long-term lease agreement and assumed the operations of one skilled nursing facility in Washington. The acquisition added 67 operational skilled nursing beds to the Company's operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the lease.
On July 1, 2014, the Company acquired a hospice agency in Colorado for approximately $1,760, which was paid in cash. This acquisition did not impact the Company's operational bed count. As of the date of this filing, the preliminary allocation of the purchase price for this acquisition was not completed as necessary valuation information was not yet available.
On August 1, 2014, the Company acquired a home health agency in California for approximately $1,100 which was paid in cash. This acquisition did not impact the Company's operational bed count. As of the date of this filing, the preliminary allocation of the purchase price for this acquisition was not completed as necessary valuation information was not yet available.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operations acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful, representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operations. The businesses acquired during the three and six months ended June 30, 2014 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the June 30, 2014 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Land	$16,774	$79,679
Buildings and improvements	40,868	379,021
Equipment	69,604	97,984
Furniture and fixtures	6,178	8,851
Leasehold improvements	40,118	44,123
Construction in progress	581	2,081
	174,123	611,739
Less: accumulated depreciation	(57,339)	(131,969)
Property and equipment, net	$116,784	$479,770

See Note 2, Spin-Off Real Estate Assets through a Real Estate Investment Trust for the impact of the Spin-Off on property and equipment and Note 8, Acquisitions for information on acquisitions during the six months ended June 30, 2014.

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	June 30, 2014			December 31, 2013
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(611)	$73	$684	$(589)	$95
Favorable lease	15.0	2,210	(586)	1,624	1,596	(532)	1,064
Assembled occupancy	0.5	3,404	(3,154)	250	2,979	(2,948)	31
Facility trade name	30.0	733	(208)	525	733	(195)	538
Customer relationships	20.0	4,560	(321)	4,239	4,200	(210)	3,990
Total		$11,591	$(4,880)	$6,711	$10,192	$(4,474)	$5,718
Amortization expense was $258 and $406 for the three and six months ended June 30, 2014 and $325 and $507 for the three and six months ended June 30, 2013, respectively. Of the $406 in amortization expense incurred during the six months ended June 30, 2014, approximately $207 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2014 (remainder)	$1,095
2015	423
2016	404
2017	386
2018	289
2019	280
Thereafter	3,834
$6,711

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

The following table represents activity in goodwill as of and for the six months ended June 30, 2014:

Goodwill
January 1, 2014	$23,935
Impairments	—
Additions	391
June 30, 2014	$24,326

As of June 30, 2014, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 8, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	June 30,	December 31,
	2014	2013
Trade name	$1,033	$1,033
Home health and hospice Medicare license	7,307	6,707
	$8,340	$7,740

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2014	December 31, 2013
Note receivable	2,104	2,000
Debt issuance costs, net	2,908	2,801
Long-term insurance losses recoverable asset	1,814	3,280
Deposits with landlords	886	872
Capital improvement reserves with landlords and lenders	361	706
Other long-term assets	96	145
Restricted and other assets	$8,169	$9,804
Included in restricted and other assets as of June 30, 2014, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB, capitalized debt issuance costs and notes receivable.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Quality assurance fee	$2,768	$3,933
Resident refunds payable	5,668	5,238
Deferred revenue	4,184	4,633
Cash held in trust for residents	1,823	1,780
Resident deposits	1,575	1,680
Dividends payable	1,580	1,564
Property taxes	2,254	2,894
Other	3,845	3,976
Other accrued liabilities	$23,697	$25,698
Quality assurance fee represents amounts payable to California, Arizona, Utah, Idaho, Washington, Colorado, Iowa, and Nebraska in respect of a mandated fee based on resident days. Resident refunds payable includes amounts due to residents for overpayments and duplicate payments. Deferred revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for residents reflects monies received from, or on behalf of, residents. Maintaining a trust account for residents is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

14. INCOME TAXES
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. The Company is not currently under examination by any other major income tax jurisdiction. During 2014, the statutes of limitations will lapse on the Company's 2010 Federal tax year and certain 2009 and 2010 state tax years. The Company does not believe the Federal or state statute lapses, the California examination, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and six months ended June 30, 2014 or 2013.
For the six months ended June 30, 2014, and the year ended December 31, 2013, the Company incurred 6,899 and 3,884, respectively, of third-party costs in connection with the Spin-Off. The Company has determined that 8,820 of the third-party costs directly facilitating the Spin-Off are permanently non-deductible for tax purposes and has reflected this determination in its calculation of the estimated annual effective tax rate. The Company's net tax benefit for the deductible portion of these costs will be approximately $768.
See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for the changes to the Company's balance sheet as a result of the Spin-Off on the portions of the Company's consolidated deferred tax assets and liabilities that no longer pertain to the Company.

The Company recorded total pre-tax charges related to the pending settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 during the six months ended June 30, 2013. The Company recorded estimated tax benefits of $10,373 during the six months ended June 30, 2013. See Note 17, Commitments and Contingencies.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT
Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	—	20,347
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	—	144,325
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	—	48,864
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	—	32,122
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	—	8,919
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	—	5,429
	—	260,006
Less current maturities	—	(7,411)
Less debt discount	—	(700)
	$—	$251,895

2014 Credit Facility with a Lending Consortium Arranged by SunTrust (the 2014 Credit Facility)
On May 30, 2014, the Company entered into the 2014 Credit Facility in an aggregate principal amount of $150,000 from a syndicate of banks and other financial institutions. Under the 2014 Credit Facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000. The interest rates applicable to loans under the 2014 Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries as defined in the agreement. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the 2014 Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the 2014 Credit Facility are not subject to interim amortization. The Company is not required to repay any loans under the 2014 Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the 2014 Credit Facility. The Company is permitted to prepay all or any portion of the loans under the 2014 Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. In connection with the 2014 Credit Facility, the Company incurred financing costs of approximately $2,013, which were deferred and are being amortized over the term of the 2014 Credit Facility. As of June 30, 2014, there were no borrowings outstanding under the 2014 Credit Facility.

The 2014 Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries. The 2014 Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the 2014 Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that the Company and its subsidiaries mortgage certain of their real property assets to secure the 2014 Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or the Company’s liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount as defined in the agreement for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or the Company’s liquidity is above 10% of the Aggregate

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Commitment Amount as defined in the agreement for ninety consecutive days, as applicable. As of June 30, 2014, the Company is in compliance with all loan covenants.

CareTrust Indebtedness

Immediately before the Spin-Off on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260,000 of debt financing, which was part of the net assets contributed to CareTrust as part of the Spin-Off. See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust.

Senior Credit Facility with a Lending Consortium Arranged by SunTrust and Wells Fargo (the Senior Credit Facility)
On July 15, 2011, the Company entered into the Senior Credit Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Amounts borrowed pursuant to the Senior Credit Facility were guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, the Company, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 6, Fair Value Measurements.

On May 30, 2014, the Senior Credit Facility outstanding was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.
Promissory Note with RBS Asset Finance, Inc.

On February 17, 2012, two of the Company's real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $21,525 (the 2012 RBS Loan). The 2012 RBS Loan was secured by Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the properties owned by the Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2012 RBS Loan had a fixed interest rate of 4.75%.

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

Promissory Note with RBS Asset Finance, Inc.

On December 31, 2010, four of the Company's real estate holding subsidiaries executed a promissory note with RBS as Lender for an aggregate of $35,000 (RBS Loan). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The RBS Loan had a fixed interest rate of 6.04%.

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

Term Loan with General Electric Capital Corporation

On December 29, 2006, a number of the Company's independent real estate holding subsidiaries jointly entered into The Ten Project Note with GECC, which consisted of an approximately $55,700 multiple-advance term loan. The Ten Project Note was secured by the real and personal property comprising the ten facilities owned by these subsidiaries.

On May 30, 2014, the Company entered into the Fifth Amended and Restated Loan Agreement, with GECC, which consisted of an additional loan of $50,676 to an aggregate principal amount of $99,000. The Ten Project Note matures in May 2017 and are currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries. The initial term loan of $55,700 was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to
7.50% per annum. The additional loan of $50,676 bears interest at a floating rate equal to the three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 years amortization.

On May 30, 2014, the Ten Project Note was assumed by CareTrust in connection with the Spin-Off.

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

On May 30, 2014, the Company repaid the majority of the four promissory notes with a portion of the proceeds received from CareTrust in connection with the Separation and Distribution Agreement. The remaining $615 was assumed by CareTrust in connection with the Spin-Off.

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development, or HUD, which subjects the Company's Southland facility to HUD oversight and periodic inspections. The mortgage loan was secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

On May 30, 2014, the mortgage loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

In connection with the debt retirements, the Company incurred losses of $5,728 consisting of $4,067 in repayment penalty and write off of unamortized debt discount and deferred financing costs and $1,661 of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap, which are included in interest expense within the condensed consolidated statements of income. The charges and loss were recognized in the second quarter of 2014.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,327 as of June 30, 2014.

Effective with the Spin-Off transaction (see Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for further information), all holders of the Company's restricted stock awards on the May 22, 2014 date of record for the spin-off received CareTrust restricted stock awards consistent with the distribution ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Company's restricted stock awards. Also, effective with the Spin-Off transaction, the holders of the Company's stock options on the date of record received stock options consistent with a conversion ratio that was necessary to maintain the pre spin-off intrinsic value of the options. The stock options terms and conditions are based on the preexisting terms in the 2001 Plan, 2005 Plan and 2007 Plan, including nondiscretionary antidilution provisions. In order to preserve the aggregate intrinsic value of the Company's stock options held by such persons, the exercise prices of such awards were adjusted by using the proportion of the CareTrust when issued closing stock price to the total Company closing stock prices on the distribution date. All of these adjustments were designed to equalize the fair value of each award before and after Spin-Off. These adjustments were accounted for as modifications to the original awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification did not yield incremental value. Accordingly, the Company did not record any incremental compensation expense as a result of the modifications to the awards on the Spin-Off date.

The Company's future share-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the Spin-Off. Deferred compensation costs as of the date of Spin-Off reflected the unamortized balance of the original grant date fair value of the equity awards held by the Company's employees (regardless of whether those awards are linked to the Company's stock or CareTrust stock).

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 931 options and 4 restricted stock awards from the 2007 Plan during the six months ended June 30, 2014.

The Company used the following assumptions for stock options granted during the three months ended June 30, 2014 and 2013:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2014	664	1.80%	6.5 years	55%	0.64%
2013	47	1.48%	6.5 years	55%	0.93%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2014 and 2013:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2014	931	1.80%	-	1.84%	6.5 years	55%	0.64%
2013	150	1.18%	-	1.48%	6.5 years	55%	0.93%

For the six months ended June 30, 2014 and 2013, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2014	931	$24.38	$12.51
2013	150	$17.39	$8.55

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2014 and 2013 and therefore, the intrinsic value was $0 at date of grant.

As discussed above and in Note 2, Spin-Off Real Estate Assets through a Real Estate Investment Trust, the weighted average exercise prices shown in the table above for the six months ended June 30, 2014 were reduced as a result of the Spin-Off. The number of options outstanding shown in the table below for the six months ended June 30, 2014 were increased as a result of the Spin-Off.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the six months ended June 30, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2014	2,290	$11.30	681	$7.76
Granted	931	24.38
Forfeited	(35)	14.29
Exercised	(315)	7.52
June 30, 2014	2,871	$15.92	1,122	$8.58

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2014:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	2.72	-	3.14	31	*	1	31
2006	3.85	-	4.09	125	654	2	125
2008	5.12	-	8.11	336	1,027	4	336
2009	8.12	-	9.11	427	1,835	5	371
2010	9.53	-	9.91	109	528	6	72
2011	11.79	-	15.98	136	917	7	56
2012	13.12	-	15.91	367	2,709	8	87
2013	15.96	-	22.98	410	4,010	9	44
2014	21.09	-	25.70	930	11,636	10	—
Total				2,871	$23,316		1,122
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
The Company did not grant any restricted stock awards during the three and six months ended June 30, 2014. The Company granted 14 and 60 restricted stock awards during the three and six months ended June 30, 2013, respectively. All awards were granted at an exercise price of $0 and generally vest over five years.
A summary of the status of the Company's nonvested restricted stock awards as of June 30, 2014, and changes during the six-month period ended June 30, 2014 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	230	$28.68
Granted	4	43.87
Vested	(34)	26.95
Forfeited	(8)	30.40
Nonvested at June 30, 2014	192	$29.20

As a result of the Spin-Off, holders of outstanding restricted stock awards received an additional share of restricted stock unit award in CareTrust common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off. The weighted average grant date fair value shown in the table above did not change as a result of the Spin-Off. The number of nonvested restricted awards shown in the table below did not change as a result of the Spin-Off.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during the three and six months ended June 30, 2014, the Company granted 2 and 4 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $44.71 to $42.62 based on the market price on the grant date.

Total share-based compensation expense recognized for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense related to stock options	$711	$505	$1,354	$1,079
Share-based compensation expense related to restricted stock awards	387	328	817	643
Share-based compensation expense related to stock awards	106	121	212	607
Total	$1,204	$954	$2,383	$2,329
In future periods, the Company expects to recognize approximately $17,158 and $4,916 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2014. Future share-based compensation expense will be recognized over 4.4 and 3.1 weighted average years for unvested options and restricted stock awards, respectively. There were 1,750 unvested and outstanding options at June 30, 2014, of which 1,558 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at June 30, 2014 was 7.1 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2014 and December 31, 2013 is as follows:

Options	June 30, 2014	December 31, 2013
Outstanding	$43,531	$29,431
Vested	25,241	20,465
Expected to vest	15,407	7,873
Exercised	5,306	8,709
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. COMMITMENTS AND CONTINGENCIES
Leases — As a result of the Spin-Off, the Company leases from CareTrust real property associated with 94 skilled nursing, assisted living and independent living facilities used in the Company’s operations under the Master Leases. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each Master Lease, the Company's individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. Commencing the third year, the rent structure under the Master Leases include a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual rent expense under the Master Lease will be approximately $56,000 during each of the first two years of the Master Leases.
The Master Leases is commonly known as a triple-net lease. Accordingly, in addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was $4,667 for the one month period ended June 30, 2014, as a result of the Spin-Off on June 1, 2014. There was no rent expense under the Master Leases in 2013.
At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of a master lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the master lease.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenant measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2014, we were in compliance with the Master Leases covenants.
The Company and CareTrust also entered into an Opportunities Agreement, which grants CareTrust the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior-living facility by the Company or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement requires CareTrust to provide the Company, subject to certain exceptions, a right to either purchase and operate, or lease and operate, the facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to the Company by or on behalf of another operator seeking lease or other financing. If the Company elects to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Master Leases.
The Company also leases certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $8,333 and $11,938 for the three and six months ended June 30, 2014 and $3,446 and $6,882 for the three and six months ended June 30, 2013, respectively.
Future minimum lease payments for all leases as of June 30, 2014 are as follows:

Year	Amount
Remaining 2014	28,541
2015	69,534
2016	69,560
2017	69,556
2018	69,602
2019	68,555
Thereafter	638,578
1,013,926

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six of the Company’s facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under two separate three-facility master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the six months ended June 30, 2014. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no facilities that are currently undergoing targeted review.

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables from Medicare and Medicaid payor programs accounted for approximately 56.6% and 56.8% of its total accounts receivable as of June 30, 2014 and December 31, 2013, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 70.2% and 70.7% of the Company’s revenue for the three and six months ended June 30, 2014 and 72.7% and 72.8% during the three and six months ended June 30, 2013, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of August 4, 2014, the Company had approximately $1,000 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our facilities, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 125 facilities, ten home health and eight hospice operations, twelve urgent care centers and a mobile x-ray and diagnostic company as of June 30, 2014, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington, and Wisconsin. Our operations, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. As of June 30, 2014, we owned 8 of our 125 facilities and operated an additional 117 facilities under long-term lease arrangements, and had options to purchase two of those 117 facilities.

The following table summarizes our facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2014:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	8	2	115	125
Percent of total	6.4%	1.6%	92.0%	100.0%
Operational skilled nursing, assisted living and independent living beds	932	414	12,488	13,834
Percent of total	6.7%	3.0%	90.3%	100.0%

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
Real Estate Investment Trust (REIT) Spin-Off — On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to our stockholders on a pro rata basis (the Spin-Off). Our stockholders received one share of CareTrust common stock for each share of our common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014 with shares of CareTrust common stock distributed on June 2, 2014. As a result of the Spin-Off, we lease back real property associated with 94 skilled nursing, assisted living and independent living facilities from CareTrust on a triple-net basis (the Master Leases), under which we are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. We incurred transaction costs of $7.3 million and $8.9 million for the three and six months ended June 30, 2014, respectively, associated with the Spin-Off, which are included in general and administrative expenses within the Condensed Consolidated Statements of Operations. There were no transaction costs incurred for the three and six months ended June 30, 2013.
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260.0 million of debt financing (The Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50.7 million to an aggregate principal amount of $99.0 million (the Ten Project Note). The Ten Project Note and The Bond were assumed by CareTrust in connection with the Separation and Distribution Agreement. CareTrust transferred $220.8 million to us, a portion of which we used to retire $208.6 million of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalty and other third party fees relating to the early retirement of outstanding debt. The amount retained by us of $8.2 million retained by us were recorded as restricted cash, of which $6.4 million is classified as current assets and $1.8 million is classified as non-current assets. The amount represents a portion of the proceeds received from CareTrust in connection with the Separation and Distribution Agreement that we intended to use to pay up to eight regular quarterly dividend payments. See further details of the Spin-Off at Note 2, Spin-Off Real Estate Assets through a Real Estate Investment Trust of Notes to Condensed Consolidated Financial Statements.
As a result of the early retirement of long-term debt, we incurred losses of $5.8 million consisting of $4.1 million in repayment penalty and write off of unamortized debt discount and deferred financing costs and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swaps. We also entered into the 2014 Credit Facility agreement in an aggregate principal amount of $150.0 million with a lending consortium arranged by SunTrust effective May 30, 2014. We have and continue to expect to use the 2014 Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes. As of June 30, 2014, there were no borrowings outstanding under the New Credit Facility. See further details at Note 15, Debt of Notes to Condensed Consolidated Statements of Income.

Facility Acquisition History

	December 31,								June 30,
	2006	2007	2008	2009	2010	2011	2012	2013	2014
Cumulative number of facilities	57	61	63	77	82	102	108	119	125
Cumulative number of operational skilled nursing, assisted living and independent living beds	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,204	13,834

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of June 30, 2014:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	Total
Number of facilities	37	15	26	12	7	7	6	3	5	5	2	125
Operational skilled nursing beds, assisted living and independent living units	4,117	2,311	3,146	1,360	587	672	477	304	366	356	138	13,834
On March 1, 2014, we acquired a skilled nursing facility in Arizona for approximately $9.1 million, which was paid in cash. The acquisition added 196 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
On April 1, 2014, we acquired a home health and hospice agency in Idaho and a primary care group in Washington in two separate transactions, for an aggregate purchase price of approximately $1.4 million, which was paid in cash. We recorded $0.4 million of goodwill as a part of the home health acquisition. These acquisitions did not impact our operational bed count. We also entered into a separate operations transfer agreement with the prior operator as part of each transaction.
On May 1, 2014, we acquired a skilled nursing facility in Arizona for approximately $10.1 million, which was paid in cash. This acquisition added 230 operational skilled nursing beds to our operations. We also entered into a separate operations transfer agreement with the prior tenant as part of this transaction.
On May 3, 2014, the Company acquired an assisted living facility in California and the underlying assets of a skilled nursing facility which we previously operated under a long-term lease agreement for an aggregate purchase price of approximately $16.0 million, which was paid in cash. The assisted living facility acquisition added 144 operational assisted living units to our operations. The skilled nursing facility acquisition did not have an impact on our operational bed count.
On June 1, 2014, we entered into long-term lease agreements and assumed the operations of one skilled nursing facility in Washington and one skilled nursing facility in Colorado. These acquisitions added 199 operational skilled nursing beds to the our operations. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the leases.
In a separate transaction, on June 1, 2014, we acquired two skilled nursing facilities in Wisconsin for an aggregate purchase price of approximately $4.5 million, which was paid in cash. The acquisition added 138 operational skilled nursing beds to the our operations. We also entered into a separate operations transfer agreement with the prior operator as part of each transaction.
On July 1, 2014, we entered into a long-term lease agreement and assumed the operations of one skilled nursing facility in Washington. The acquisition added 67 operational skilled nursing beds to our operations. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the lease.
On July 1, 2014, we acquired a hospice agency in Colorado for approximately $1.8 million, which was paid in cash. This acquisition did not impact our operational bed count. As of the date of this filing, the preliminary allocation of the purchase price for this acquisition was not completed as necessary valuation information was not yet available.
On August 1, 2014, we acquired a home health agency in California for approximately $1,100,000 which was paid in cash. This acquisition did not impact our operational bed count. As of the date of this filing, the preliminary allocation of the purchase price for this acquisition was not completed as necessary valuation information was not yet available.
In addition, on May 7, 2014, we purchased the underlying assets of one skilled nursing facility in Utah which we previously operated under a long-term lease agreement for approximately $4.8 million, which was paid in cash.
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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2014	2013	2014	2013
Skilled Mix:
Days	27.8%	26.1%	27.8%	26.9%
Revenue	51.4%	49.9%	51.2%	50.7%
Quality Mix:
Days	40.7%	39.9%	40.8%	40.3%
Revenue	60.5%	59.5%	60.4%	60.0%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2014	2013	2014	2013
Occupancy:
Operational beds at end of period	13,834	13,135	13,834	13,135
Available patient days	1,242,933	1,175,906	2,437,009	2,281,232
Actual patient days	967,403	901,194	1,900,270	1,761,459
Occupancy percentage (based on operational beds)	77.8%	76.6%	78.0%	77.2%
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
The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30 ,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$85,937	34.4%	$78,989	35.9%	$169,279	34.6%	$155,499	35.5%
Medicare	77,333	30.9	72,148	32.8	153,803	31.4%	146,075	33.3%
Medicaid-skilled	12,353	4.9	8,939	4.0	22,961	4.7%	17,412	4.0%
Total	175,623	70.2	160,076	72.7	346,043	70.7%	318,986	72.8%
Managed Care	35,776	14.3	27,375	12.5	68,754	14.0%	56,560	12.9%
Private and Other(1)	38,644	15.5	32,635	14.8	74,899	15.3%	62,741	14.3%
Total revenue	$250,043	100.0%	$220,086	100.0%	489,696	100.0%	438,287	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.
Critical Accounting Policies Update
There have been no significant changes during the three-month period ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

Centers for Medicare and Medicaid Services (CMS) Rulings — On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA).

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

On July 1, 2014, CMS announced proposed changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2015. Under the proposed rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.30%, or $58 million. The proposed decrease reflects the effects of the 2.2% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. In the proposed rule, CMS is also proposing three changes to the face-to-face encounter requirements under the Affordable Care Act, establishing a minimum submission threshold for the number of OASIS assessments that each home health agency (HHA) must submit under the Home Health Quality Reporting Program and revising the Home Health Conditions of Participant for speech language pathologist personnel.

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

On August 1, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.4% increase in their payments for FY 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.9% minus 0.8% for reductions required by law) and a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF).  The final rule also states that CMS will begin national implementation of the CAHPS Hospice Survey starting January 1, 2015.  In the final rule, CMS requires providers to complete their hospice cap determination within 150 days after the cap period and remit any overpayments.  If a hospice does not complete its cap determination in a timely fashion, its Medicare payments would be suspended until the cap determination is complete and received by the contractor.  This is similar to the current practice for all other provider types that file cost reports with Medicare.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Protecting Access to Medicare Act of 2014, which extends the cap and exception process through March 31, 2015. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,920 threshold. The manual medical review exception process applies at the $3,700 threshold. Every claim exceeding threshold after April 1, 2014 is subject to Manual Medical Review (MMR). The Texas and California ‘Pre-Payment’ MMR has been discontinued at this point in time. All states are currently subject to post payment review when exceeding $3,700 Speech/Part time combined and $3,700 overtime alone. All threshold exceptions over $3,700 are subject to review.

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

While many of the provisions of PPACA have not taken effect, or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are:

•
Enhanced CMPs — PPACA included expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provided for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

•
Nursing Home Transparency Requirements — In addition to expanded CMP provisions, PPACA imposed substantial and onerous new transparency requirements for Medicare-participating nursing facilities. CMS has not yet promulgated final regulations to implement these provisions.

•
Face-to-Face Encounter Requirements — PPACA imposed new patient face-to-face encounter requirements on home health agencies and hospices to establish a patient's ongoing eligibility for Medicare home health services or hospice services, as applicable. To comply, a certifying physician or other designated health care professional must conduct and properly document the face-to-face encounters with the Medicare beneficiary within a specified timeframe, and failure of the face-to-face encounter to occur and be properly documented during the applicable timeframe could render the patient's care ineligible for reimbursement under Medicare.

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

•
Skilled Nursing Facility Value-Based Purchasing Program — PPACA required the U.S. Department of Health and Human Services (HHS) to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which concluded in December 2012. HHS provided Congress with an outline of plans to implement a value-based purchasing program.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	80.8	79.9	80.0	80.3
U.S. Government inquiry settlement	—	—	—	7.5
Facility rent—cost of services	3.3	1.5	2.4	1.5
General and administrative expense	7.3	4.0	6.4	4.1
Depreciation and amortization	3.1	4.0	3.4	3.7
Total expenses	94.5	89.4	92.2	97.1
Income from operations	5.5	10.6	7.8	2.9
Other income (expense):
Interest expense	(3.5)	(1.4)	(2.5)	(1.4)
Interest income	—	—	0.1	—
Other expense, net	(3.5)	(1.4)	(2.4)	(1.4)
Income before provision for income taxes	2.0	9.2	5.4	1.5
Provision for income taxes	1.4	3.6	2.4	1.1
Income from continuing operations	0.6	5.6	3.0	0.4
Loss from discontinued operations	—	—	—	(0.4)
Net income	0.6	5.6	3.0	—
Less: net loss attributable to the noncontrolling interests	(0.2)	—	(0.2)	(0.1)
Net income attributable to The Ensign Group, Inc.	0.8%	5.6%	3.2%	0.1%

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2014	2013	2014	2013
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$21,920	$31,926	$55,614	$29,268
Adjusted EBITDA(1)(2)	29,812	33,404	65,656	67,316
EBITDAR(1)	30,203	35,264	67,446	35,920
Adjusted EBITDAR(1)(2)	37,570	36,489	76,359	73,460
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charge related to the U.S. Government inquiry;

•	Expenses incurred in connection with the Company's spin-off of real estate assets in a newly formed publicly traded real estate investment trust (REIT);

•	Legal costs incurred in connection with the U.S. Government inquiry;

•	Settlement of a class action lawsuit;

•	Results at our newly opened urgent care centers;

•	Results at one newly constructed skilled nursing facility;

•	Results at three independent living facilities transferred to CareTrust REIT as part of the Spin-Off transaction;

•	Acquisition-related costs

•	Costs incurred to recognize income tax credits; and

•	Rent related to our newly opened urgent care centers, one newly constructed skilled nursing facility and three independent living facilities transferred to CareTrust REIT.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income (loss) to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2014	2013	2014	2013
	(In thousands)
Consolidated statements of operations data:
Net income (loss)	$1,533	$12,404	$14,574	$(107)
Less: net (loss) income attributable to noncontrolling interests	(474)	37	(959)	(327)
Loss from discontinued operations	—	26	—	1,774
Interest expense, net	8,586	3,016	11,790	6,038
Provision for income taxes	3,523	7,846	11,625	4,833
Depreciation and amortization	7,804	8,671	16,666	16,403
EBITDA	$21,920	$31,926	$55,614	$29,268
Facility rent—cost of services	8,283	3,338	11,832	6,652
EBITDAR	$30,203	$35,264	$67,446	$35,920

EBITDA	$21,920	$31,926	$55,614	$29,268
Charge related to the U.S. Government inquiry(a)	—	—	—	33,000
Expenses related to the Spin-Off(b)	7,281	—	8,871	—
Legal costs(c)	—	206	—	1,013
Settlement of class action lawsuit(d)	—	609	—	609
Urgent care center (earnings) losses(e)	(3)	438	(32)	1,352
(Earnings) losses at three operations transferred to REIT(f)	(30)	—	(122)	—
(Income) losses at skilled nursing facility not at full operation(g)	—	(210)	—	1,256
Acquisition related costs(h)	90	147	134	226
Costs incurred to recognize income tax credits(i)	29	35	62	84
Rent related to items(e), (f), and (g) above(j)	525	253	1,129	508
Adjusted EBITDA	$29,812	$33,404	$65,656	$67,316
Facility rent—cost of services	8,283	3,338	11,832	6,652
Less: rent related to items(e), (f) and (g) above(j)	(525)	(253)	(1,129)	(508)
Adjusted EBITDAR	$37,570	$36,489	$76,359	$73,460
_______________________

(a)	Charges related to our resolution of any claims connected to the DOJ settlement.

(b)	Expenses incurred in connection with the Company's spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT).

(c)	Legal costs incurred in connection with the settlement of the investigation into the billing and reimbursement processes of some of our subsidiaries conducted by the DOJ.

(d)	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

(e)	Results at newly opened urgent care centers, excluding rent, depreciation, interest and income taxes.

(f)	Results at three independent living facilities which were transferred to CareTrust REIT as part of the Spin-Off transaction, excluding rent, depreciation, interest and income taxes.

(g)
Losses incurred through the second quarter of 2013 at one newly constructed skilled nursing facility which began operations during the first quarter of 2013, excluding rent, depreciation, interest and income taxes.

(h)	Costs incurred to acquire an operation which are not capitalizable.

(i)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(j)
Rent related to newly opened urgent care centers, one newly constructed skilled nursing facility which began operations during the first quarter of 2013, and the three independent living facilities which were transferred to CareTrust REIT as part of the Spin-Off transaction, not included in items (e), (f) and (g) above.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$250,043	$220,086	$29,957	13.6%
Number of facilities at period end	125	118	7	5.9%
Actual patient days	967,403	901,194	66,209	7.3%
Occupancy percentage — Operational beds	77.8%	76.6%		1.2%
Skilled mix by nursing days	27.8%	26.1%		1.7%
Skilled mix by nursing revenue	51.4%	49.9%		1.5%

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$188,246	$175,795	$12,451	7.1%
Number of facilities at period end	82	82	—	—%
Actual patient days	707,928	692,001	15,927	2.3%
Occupancy percentage — Operational beds	81.9%	79.7%		2.2%
Skilled mix by nursing days	29.4%	27.7%		1.7%
Skilled mix by nursing revenue	53.0%	51.5%		1.5%

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$35,119	$32,176	$2,943	9.1%
Number of facilities at period end	26	26	—	—%
Actual patient days	167,324	168,262	(938)	(0.6)%
Occupancy percentage — Operational beds	71.0%	69.4%		1.6%
Skilled mix by nursing days	20.6%	19.2%		1.4%
Skilled mix by nursing revenue	42.0%	39.7%		2.3%

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$26,678	$12,115	$14,563	NM
Number of facilities at period end	17	10	7	NM
Actual patient days	92,151	40,931	51,220	NM
Occupancy percentage — Operational beds	64.5%	62.5%		NM
Skilled mix by nursing days	23.1%	17.5%		NM
Skilled mix by nursing revenue	46.3%	44.9%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2011.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2011 to December 31, 2012.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2013.
Revenue. Revenue increased $29.9 million, or 13.6%, to $250.0 million for the three months ended June 30, 2014 compared to $220.1 million for the three months ended June 30, 2013. Of the $29.9 million increase, Medicare and managed care revenue increased $13.6 million, or 13.7%, Medicaid custodial revenue increased $6.9 million, or 8.8%, private and other revenue increased $6.0 million, or 18.4% and Medicaid skilled revenue increased $3.4 million, or 38.2%. Revenue generated by Recently Acquired

Facilities increased by approximately $14.6 million. Since January 1, 2013, the Company has acquired seventeen facilities, four home health and four hospice operations in nine states.

Revenue generated by Same Facilities increased $12.5 million, or 7.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to increases in managed care days and other skilled days of 10.6% and 36.7%, respectively, and increases in managed care revenue per patient day and Medicare revenue per patient day of 6.4% and 1.4%, respectively, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Revenue at Transitioning Facilities increased $2.9 million, or 9.1% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was due to increases in managed care days and other skilled days of 84.3% and 39.6%, respectively, and managed care revenue per day and Medicare revenue per patient day of 7.5% and 1.0% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in Medicare revenue per patient day at Transitioning Facilities was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2014	2013	2014	2013	2014	2013	2014	2013	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$564.03	$556.43	$466.70	$462.27	$491.99	$519.15	$546.52	$541.47	0.9%
Managed care	416.60	391.62	406.61	378.15	460.60	459.22	419.91	392.86	6.9%
Other skilled	436.03	455.91	815.66	670.14	307.67	—	435.98	459.84	(5.2)%
Total skilled revenue	493.47	487.58	462.24	455.45	459.58	501.79	488.22	484.87	0.7%
Medicaid	179.91	174.41	161.21	163.37	156.01	125.47	175.79	171.01	2.8%
Private and other payors	192.70	185.04	172.07	166.42	179.83	146.55	185.87	177.17	4.9%
Total skilled nursing revenue	$273.34	$262.27	$226.29	$220.31	$229.58	$195.91	$263.79	$253.84	3.9%

Medicare daily rates increased by 0.9%. This rate was impacted by a 1.3% market basket increase, which went into effect in October 2013. The consolidated market basket increases were offset by lower revenue per patient day at less mature facilities which are included in Recent Acquired Facilities and transitioning facilities. Same Facility daily rates increased by 1.4%, which is consistent with the market basket increase. The average Medicaid rate increased 2.8% for the three months ended June 30, 2014 relative to the same period in the prior year, primarily due to increases in rates in various states.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Revenue:
Medicare	30.5%	31.6%	32.2%	34.4%	22.5%	33.0%	30.1%	31.9%
Managed care	15.8	14.4	8.0	4.2	20.7	11.9	15.3	13.1
Other skilled	6.7	5.5	1.8	1.1	3.1	—	6.0	4.9
Skilled mix	53.0	51.5	42.0	39.7	46.3	44.9	51.4	49.9
Private and other payors	7.3	7.6	21.2	22.0	11.3	16.2	9.1	9.6
Quality mix	60.3	59.1	63.2	61.7	57.6	61.1	60.5	59.5
Medicaid	39.7	40.9	36.8	38.3	42.4	38.9	39.5	40.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Days:
Medicare	14.8%	14.9%	15.6%	16.4%	10.5%	12.4%	14.5%	15.0%
Managed care	10.4	9.6	4.5	2.5	10.4	5.1	9.6	8.5
Other skilled	4.2	3.2	0.5	0.3	2.2	—	3.7	2.6
Skilled mix	29.4	27.7	20.6	19.2	23.1	17.5	27.8	26.1
Private and other payors	10.3	10.8	28.0	29.3	14.4	21.5	12.9	13.8
Quality mix	39.7	38.5	48.6	48.5	37.5	39.0	40.7	39.9
Medicaid	60.3	61.5	51.4	51.5	62.5	61.0	59.3	60.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $26.2 million, or 14.9%, to $202.1 million for the three months ended June 30, 2014 compared to $175.9 million for the three months ended June 30, 2013. Of the $26.2 million increase, Same Facilities increased $12.1 million, or 8.6%, and Recently Acquired Facilities increased $12.2 million. The increase at Same Facilities was primarily related to increases in ancillary and general and professional liability insurance expenses of $2.4 million and $1.3 million, respectively, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The remaining increase was primarily due to increases in wages and benefits resulted from higher performance during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Cost of services increased as a percent of total revenue to 80.8% for the three months ended June 30, 2014 as compared to 79.9% for the three months ended June 30, 2013.

Facility Rent — Cost of Services. Facility rent — cost of services increased $5.0 million to $8.3 million for the three months ended June 30, 2014 compared to $3.3 million for the three months ended June 30, 2013. Facility rent-cost of service as a percent of total revenue increased to 3.3% for the three months ended June 30, 2014 from 1.5% for the three months ended June 30, 2013. The increase in rent was primarily due to new lease agreements under the Master Leases entered into with CareTrust associated with 94 skilled nursing, assisted living and independent living facilities in connection with the Spin-Off and new leases for newly opened urgent care centers and skilled nursing facilities. Rent expense under the Master Leases is expected to be $4.7 million on a monthly go-forward basis.
General and Administrative Expense. General and administrative expense increased $9.4 million to $18.3 million for the three months ended June 30, 2014 compared to $8.9 million for the three months ended June 30, 2013. General and administrative expenses increased as a percent of total revenue to 7.3% for the three months ended June 30, 2014 as compared to 4.0% for the three months ended June 30, 2013. The $9.4 million increase was primarily due to costs incurred in connection with our spin-off of our real estate assets to a newly formed publicly traded real estate investment trust (REIT) of $7.3 million. Excluding the costs incurred in connection with the Spin-Off, general and administrative expense as a percentage of revenue is 4.4% for the three months ended June 30, 2014, which is consistent with the three months ended June 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million, or 10.0% to $7.8 million for the three months ended June 30, 2014 compared to $8.7 million for the three months ended June 30, 2013. Depreciation and amortization expense decreased as a percent of total revenue to 3.1% for the three months ended June 30, 2014 as compared to 4.0% for the three months ended June 30, 2013. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation of $0.3 million at Recently Acquired Facilities. Of the $0.3 million increase at Recently Acquired Facilities, $0.2 million represented amortization expense of patient base intangible assets which are amortized over four to eight months. The transfer of real properties to CareTrust in connection with the Spin-Off resulted in a reduction in depreciation expense, offset by the increase in depreciation related to newly acquired facilities and completion of renovations on a monthly go-forward basis.
Other Income (Expense). Other expense, net increased $5.6 million to $8.6 million for the three months ended June 30, 2014 compared to $3.0 million for the three months ended June 30, 2013. Other expense as a percent of revenue increased to 3.5% for the three months ended June 30, 2014 as compared to 1.4% for the three months ended June 30, 2013. This increase was primarily related to losses of $5.8 million consisting of $4.1 million in repayment penalty and write off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt in connection with the Spin-Off and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap. Excluding the losses incurred in connection with the Spin-Off and the termination of the interest-rate swap, other income (expense) as a percentage of revenue is 1.0% for the three months ended June 30, 2014, which is consistent with the three months ended June 30, 2013.
Provision for Income Taxes. Provision for income taxes decreased $4.3 million, or 55.1%, to $3.5 million for the three months ended June 30, 2014 as compared to $7.8 million for the three months ended June 30, 2013. This decrease resulted from the decrease in income before income taxes of $15.2 million. Of the $15.2 million decrease, $13.0 million is related to costs incurred in connection with the Spin-Off, including repayment penalty and write off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt and the recognized loss related to the termination of the interest-rate swap, $4.7 million related to increases in rent expense related to the Master Leases, offset by decreases in depreciation expense related to the transfer of real properties to CareTrust in connection with the Spin-Off and permanent non-deductible transaction costs related to the Spin-Off.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$489,696	$438,287	$51,409	11.7%
Number of facilities at period end	125	118	7	5.9%
Actual patient days	1,900,270	1,761,459	138,811	7.9%
Occupancy percentage — Operational beds	78.0%	77.2%		0.8%
Skilled mix by nursing days	27.8%	26.9%		0.9%
Skilled mix by nursing revenue	51.2%	50.7%		0.5%

	Six Months Ended June 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$374,211	$356,660	$17,551	4.9%
Number of facilities at period end	82	82	—	—%
Actual patient days	1,406,154	1,382,757	23,397	1.7%
Occupancy percentage — Operational beds	81.7%	80.1%		1.6%
Skilled mix by nursing days	29.5%	28.2%		1.3%
Skilled mix by nursing revenue	52.9%	52.1%		0.8%

	Six Months Ended June 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$69,710	$64,741	$4,969	7.7%
Number of facilities at period end	26	26	—	—%
Actual patient days	337,177	334,564	2,613	0.8%
Occupancy percentage — Operational beds	70.9%	69.4%		1.5%
Skilled mix by nursing days	20.0%	20.0%		—%
Skilled mix by nursing revenue	41.4%	41.2%		0.2%

	Six Months Ended June 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$45,775	$16,886	$28,889	NM
Number of facilities at period end	17	10	7	NM
Actual patient days	156,939	44,138	112,801	NM
Occupancy percentage — Operational beds	65.3%	60.4%		NM
Skilled mix by nursing days	22.5%	18.9%		NM
Skilled mix by nursing revenue	46.5%	47.1%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2011.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2011 to December 31, 2012.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2013.

Revenue. Revenue increased $51.4 million, or 11.7%, to $489.7 million for the six months ended June 30, 2014 compared to $438.3 million for the six months ended June 30, 2013. Of the $51.4 million increase, Medicare and managed care revenue increased $19.9 million, or 9.8%, Medicaid custodial revenue increased $13.8 million, or 8.9%, private and other revenue increased $12.2 million, or 19.4% and Medicaid skilled revenue increased $5.5 million, or 31.9%. Revenue generated by Recently Acquired Facilities increased by approximately $28.9 million. Since January 1, 2013, the Company has acquired seventeen facilities, four home health and four hospice operations in nine states.

Revenue generated by Same Facilities increased $17.6 million, or 4.9%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to increases in managed care days and other skilled days of 5.8% and 34.4%, respectively, and an increase in managed care revenue per patient day of 4.7% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Medicare revenue per patient day for the six months ended June 30, 2014 at Same Facilities was consistent with the six months ended June 30, 2013.

Revenue at Transitioning Facilities increased $5.0 million, or 7.7% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was due to increases in managed care days of 42.7% and Medicare revenue per patient day of 0.9% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in Medicare revenue per patient day at Transitioning Facilities was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30 ,
	Same Facility		Transitioning		Acquisitions		Total		%
	2014	2013	2014	2013	2014	2013	2014	2013	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$561.66	$560.40	$472.20	$467.82	$498.55	$506.52	$546.17	$545.28	0.2%
Managed care	410.77	392.27	408.18	394.28	460.87	459.17	414.53	393.20	5.4%
Other skilled	435.22	463.95	792.96	683.35	300.59	—	437.74	467.58	(6.4)%
Total skilled revenue	490.86	490.07	468.99	461.89	467.43	494.88	487.50	487.32	—%
Medicaid	181.47	175.72	160.93	162.96	153.11	124.68	177.08	173.00	2.4%
Private and other payors	192.65	186.86	172.95	167.92	171.19	144.42	185.23	179.74	3.1%
Total skilled nursing revenue	$273.94	$265.64	$225.90	$224.15	$226.80	$198.79	$264.42	$258.43	2.3%

Medicare daily rates increased by 0.2%. This rate was impacted by a 1.3% net market basket increase, which went into effect in October 2013. These market basket increases were offset by a 2.0% sequestration reduction, which went into effect on April 1, 2013 and lower revenue per patient day at less mature facilities which are included in Recent Acquired Facilities and transitioning facilities. The average Medicaid rate increased 2.4% for the six months ended June 30, 2014 relative to the same period in the prior year, primarily due to increases in rates in various states.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30 ,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Revenue:
Medicare	30.8%	31.9%	33.2%	35.7%	23.2%	36.3%	30.6%	32.4%
Managed care	15.7	14.9	6.5	4.5	21.2	10.8	15.0	13.6
Other skilled	6.4	5.3	1.8	1.0	2.1	—	5.6	4.7
Skilled mix	52.9	52.1	41.4	41.2	46.5	47.1	51.2	50.7
Private and other payors	7.2	7.5	22.1	21.6	11.7	15.1	9.2	9.3
Quality mix	60.1	59.6	63.5	62.8	58.2	62.2	60.4	60.0
Medicaid	39.9	40.4	36.5	37.2	41.8	37.8	39.6	40.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30 ,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Days:
Medicare	15.0%	15.1%	15.9%	17.1%	10.6%	14.3%	14.8%	15.4%
Managed care	10.5	10.1	3.6	2.5	10.4	4.6	9.6	8.9
Other skilled	4.0	3.0	0.5	0.4	1.5	—	3.4	2.6
Skilled mix	29.5	28.2	20.0	20.0	22.5	18.9	27.8	26.9
Private and other payors	10.3	10.7	28.8	28.9	15.6	20.9	13.0	13.4
Quality mix	39.8	38.9	48.8	48.9	38.1	39.8	40.8	40.3
Medicaid	60.2	61.1	51.2	51.1	61.9	60.2	59.2	59.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $39.8 million, or 11.3%, to $391.8 million for the six months ended June 30, 2014 compared to $352.0 million for the six months ended June 30, 2013. Of the $39.8 million increase, Same Facilities increased $14.7 million, or 5.2%, and Recently Acquired Facilities increased $22.0 million. The increase at Same Facilities was primarily related to increases in ancillary and general and professional liability insurance expenses of $3.5 million and $2.1 million, respectively, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. In addition, we incurred increased wages related to completing training associated with the CIA implementation period. Cost of services decreased as a percent of total revenue to 80.0% for the six months ended June 30, 2014 as compared to 80.3% for the six months ended June 30, 2013.

Charge Related to U.S. Government Inquiry. We recorded an additional charge in the amount of $33.0 million during the three months ended March 31, 2013 related to the investigation into some of our subsidiaries conducted by the DOJ. As the investigation was settled in 2013, there were no additional charges incurred during the six months ended June 30, 2014.

Facility Rent — Cost of Services. Facility rent — cost of services increased $5.2 million, or 77.9%, to $11.8 million for the six months ended June 30, 2014 compared to $6.7 million for the six months ended June 30, 2013. Facility rent-cost of services as a percent of total revenue increased to 2.4% for the six months ended June 30, 2014 from 1.5% for the three month ended June 30, 2013. The increase in rent was primarily due to new lease agreements under eight Master Leases entered into with CareTrust associated with 94 skilled nursing, assisted living and independent living facilities in connection with the Spin-Off and new leases for newly opened urgent care centers and skilled nursing facilities. Rent expense under the Master Leases is expected to be $4.7 million on a monthly go-forward basis.

General and Administrative Expense. General and administrative expense increased $13.7 million, or 77.3%, to $31.4 million for the six months ended June 30, 2014 compared to $17.7 million for the six months ended June 30, 2013. General and administrative expenses increased as a percent of total revenue to 6.4% for the six months ended June 30, 2014 as compared to 4.1% for the six months ended June 30, 2013. The $13.7 million increase was primarily due to costs incurred in connection with the Company's spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT) of $8.9 million. Excluding the costs incurred in connection with the Spin-Off, general and administrative expense as a percentage of revenue is 4.6% for the six months ended June 30, 2014, which is consistent with the six months ended June 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 1.6%, to $16.7 million for the six months ended June 30, 2014 compared to $16.4 million for the six months ended June 30, 2013. Depreciation and amortization expense increased as a percent of total revenue to 3.4% for the six months ended June 30, 2014 as compared to 3.7% for the six months ended June 30, 2013. This increase was primarily related to the additional depreciation of $0.9 million at Recently Acquired Facilities, offset by the transfer of real properties to CareTrust in connection with the Spin-Off. Of the $0.9 million increase at Recently Acquired Facilities, $0.2 million represented amortization expense of patient base intangible assets which are amortized over four to eight months. The transfer of real properties to CareTrust in connection with the Spin-Off resulted in a reduction in depreciation expense, offset by the increase in depreciation related to newly acquired facilities and completion of renovations on a monthly go-forward basis.
Other Income (Expense). Other expense, net increased $5.8 million, or 95.3%, to $11.8 million for the six months ended June 30, 2014 compared to $6.0 million for the six months ended June 30, 2013. Other expense as a percent of revenue increased to 2.4% for the six months ended June 30, 2014 as compared to 1.4% for the six months ended June 30, 2013. This increase was primarily related to losses of $5.8 million consisting of $4.1 million in repayment penalty and write off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt in connection with the Spin-Off and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap. Excluding the losses incurred in connection with the Spin-Off and the termination of the interest-rate swap, other income (expense) as a percentage of revenue is 1.0% for the three months ended June 30, 2014, which is consistent with the six months ended June 30, 2013.
Provision for Income Taxes. Provision for income taxes increased $6.8 million, or 140.5%, to $11.6 million for the six months ended June 30, 2014 as compared to $4.8 million for the six months ended June 30, 2013. This increase resulted from the increase in income before income taxes of $19.7 million, which was primarily the result of the charge of $33.0 million incurred during the three months ended March 31, 2013 related to the settlement of the DOJ investigation. Included in income before income taxes for the six months ended June 30, 2014 are charges of $14.6 million in connection with the Spin-Off, including repayment penalty and write off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt of $4.1 million, recognized loss related to the termination of the interest-rate swap of $1.7 million, increases in rent expense related to the Master Leases of $4.7 million, offset by decreases in depreciation expense related to the transfer of real properties to CareTrust in connection with the Spin-Off and permanent non-deductible transaction costs related to the Spin-Off.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our facility acquisitions primarily through refinancing of existing facilities, and cash generated from operations. Cash paid for business acquisitions was $38.4 million and $39.3 million for the six months ended June 30, 2014 and 2013, respectively. Cash paid for assets acquisitions was $7.5 million for the six months ended June 30, 2014. There were no asset acquisitions executed in either period during the six months ended June 30, 2013. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $32.6 million and $13.4 million for the six months ended June 30, 2014 and 2013, respectively. We currently have a combined $44.0 million budgeted for renovation projects for 2014.

We believe our current cash balances, our cash flow from operations and the revolving credit facility (the 2014 Senior Credit Facility) of $150.0 million, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2014, we held debt security investments of approximately $22.1 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

In connection with the Spin-Off, CareTrust assumed the mortgage debt of approximately $48.5 million, and issued additional mortgage debt of approximately $50.7 million, related to certain of the properties it acquired, and issued $260.0 million in aggregate principal amount of senior unsecured notes. $220.8 million of the proceeds from the issuance of the notes was transferred to us in connection with the contribution of assets to CareTrust prior to the Spin-Off. We used the proceeds to repay certain outstanding third-party bank debt and other indebtedness and intends to pay up to eight regular quarterly dividends, subject to the approval of and declaration by our board of directors.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30 ,
	2014	2013
	(In thousands)
Net cash provided by operating activities	37,076	$26,607
Net cash used in investing activities	(87,404)	(46,891)
Net cash provided by financing activities	6,966	7,098
Net decrease in cash and cash equivalents	(43,362)	(13,186)
Cash and cash equivalents at beginning of period	65,755	40,685
Cash and cash equivalents at end of period	$22,393	$27,499
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net cash provided by operations for the six months ended June 30, 2014 was $37.1 million compared to $26.6 million for the six months ended June 30, 2013, an increase of $10.5 million. This increase was primarily due to the timing of the payment of accounts payable and accrued expenses partially offset by increased accounts receivable.
Net cash used in investing activities for the six months ended June 30, 2014 was $87.4 million compared to $46.9 million for the six months ended June 30, 2013, an increase of $40.5 million. The increase was primarily the result of purchases of property and equipment and asset acquisitions of $32.6 million and $7.5 million, respectively, during the six months ended June 30, 2014, compared to $13.4 million and $0.0 million, respectively, during the six months ended June 30, 2013, an increase of $26.7 million. The increase in purchases of property and equipment during the six months ended June 30, 2014 was in effort to finalize numerous renovation projects in advance of the REIT Spin-Off transaction.
Net cash provided by financing activities for the six months ended June 30, 2014 was $7.0 million as compared to $7.1 million for the six months ended June 30, 2013, a decrease of $0.1 million. This net cash provided by financing activities was consistent for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The net effect of the financing cash flows related to the Spin-Off did not significantly affect overall net cash flows from financing activities for the six months ended June 30, 2014.
Principal Debt Obligations and Capital Expenditures

As of June 30, 2014, we have no borrowings outstanding.

New Credit Facility with a Lending Consortium Arranged by SunTrust (the 2014 Credit Facility)
On May 30, 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $150,000 from a syndicate of banks and other financial institutions. Under the 2014 Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000. The interest rates applicable to loans under the 2014 Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the 2014 Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the 2014 Credit Facility are not subject to interim amortization. We are not required to repay any loans under the 2014 Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the 2014 Credit Facility. We are permitted to prepay all or any portion of the loans under the 2014 Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. In connection with the 2014 Credit Facility, we incurred financing costs of approximately $2.0 million, which was capitalized and amortized over the term of the 2014 Credit Facility. As of June 30, 2014, there were no borrowings outstanding under the 2014 Credit Facility.

The 2014 Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries. The 2014 Credit Facility contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the 2014 Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that the Company and its subsidiaries mortgage certain of their real property assets to secure the 2014 Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount as defined in the agreement for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount as defined in the agreement or ninety consecutive days, as applicable. As of June 30, 2014, we are in compliance with all loan covenants.

CareTrust Indebtedness

Immediately before the Spin-Off on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260.0 million of debt financing, which was part of the net assets contributed to CareTrust as part of the Spin-Off. See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust.
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

On February 1, 2013, the Company finalized the third amendment to the Senior Credit Facility (the Third Amendment) which increased the revolving credit portion of the Senior Credit Facility by $75.0 million to an aggregate principal amount of $150.0 million and extended the maturity date to February 1, 2018. On April 22, 2013, we entered into the fourth amendment to the Senior Credit Facility (the Fourth Amendment), which amended our existing Senior Credit Facility Agreement, dated as of July 15, 2011, to amend certain covenants, representations and other key provisions in the credit agreement to, among other things, (i) allow for the settlement relating to the previously disclosed federal civil investigation that has been conducted by the U.S. Department of Justice (DOJ) and related federal agencies in an amount up to $50.0 million and (ii) permit us to enter into a corporate integrity agreement with the Office of Inspector General-HHS. Except as set forth in the Fourth Amendment, all other terms and conditions of the Senior Credit Facility, as amended, remain in full force.
On May 30, 2014, the Senior Credit Facility was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

Promissory Notes with RBS Asset Finance, Inc.

On February 22, 2012, two of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS Asset Finance, Inc. (RBS) as Lender for an aggregate of $21.5 million (the 2012 RBS Loan). The 2012 RBS Loan was secured by a Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the two properties owned by the two Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2012 RBS Loan had a fixed interest rate of 4.75%.

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

Promissory Note with RBS Asset Finance, Inc.

On December 31, 2010, four of our real estate holding subsidiaries as Borrowers executed a promissory note in favor of RBS as Lender for an aggregate of $35.0 million (2010 RBS Loan). The 2010 RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties owned by the four Borrowers, and other related instruments and agreements, including without limitation a promissory note and a Company guaranty. The 2010 RBS Loan had a fixed interest rate of 6.04%.

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.
Term Loan with General Electric Capital Corporation

On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement with General Electric Capital Corporation (GECC), which consists of an approximately $55.7 million multiple-advance term loan (The Ten Project Note). The Ten Project Note was currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.

On May 30, 2014, we entered into the Fifth Amended and Restated Loan Agreement, with GECC, which consisted of an additional loan of $50.7 million to an aggregate principal amount of $99.0 million. The Ten Project Note matures in May 2017 and are currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries. The initial term loan of $55.7 million was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The additional loan of $50.7 million bears interest at a floating rate equal to the three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization.

On May 30, 2014, The Ten Project Note was assumed by CareTrust in connection with the Spin-Off.
Promissory Notes with Johnson Land Enterprises, Inc.
On October 1, 2009, four of our subsidiaries entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million, as a part of our acquisition of three skilled nursing facilities in Utah. The notes bear interest at a rate of 6.0% per annum.

On May 30, 2014, we repaid the majority of the four promissory notes with a portion of the proceeds received from CareTrust in connection with the Separation and Distribution Agreement. The remaining $0.6 million was assumed by CareTrust in connection with the Spin-Off.
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

On May 30, 2014, the mortgage loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

In connection with the debt retirements, we incurred losses of $5.7 million consisting of $4.1 million in repayment penalty and write off of unamortized debt discount and deferred financing costs and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swaps.
Contractual Obligations, Commitments and Contingencies
As a result of the Spin-Off, we lease from CareTrust real property associated with 94 skilled nursing, assisted living and independent living facilities used in the Company’s operations under eight master leases (the Master Leases). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases include a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual rent expense under the Master Lease will be approximately $56.0 million during each of the first two years of the Master Leases.
The Master Leases is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was $4,667 for the one month period as a result of the Spin-Off on June 1, 2014. There was no rent expense under the Master Leases in 2013.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a master lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the master lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2014, we were in compliance with the Master Leases covenants.
We also entered into an Opportunities Agreement with CareTrust, which grants CareTrust the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior-living facility by us or any of our affiliates for a period of one year following the Spin-Off. In addition, this agreement requires CareTrust to provide us, subject to certain exceptions, a right to either purchase and operate, or lease and operate, the facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to us during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to us by or on behalf of another operator seeking lease or other financing. If we elect to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Master Leases.
We also lease certain facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $8,333 and $7,271 for the three and six months ended June 30, 2014 and $3,446 and $6,882 for the three and six months ended June 30, 2013, respectively.

Future minimum lease payments for all leases as of June 30, 2014 are as follows:

Year	Amount
Remaining 2014	28,541
2015	69,534
2016	69,560
2017	69,556
2018	69,602
2019	68,555
Thereafter	638,578
1,013,926
Six of our facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under two separate three-facility master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of June 30, 2014.

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
See additional description of our contingencies in Notes 15, Debt and 17, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. We have reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements below that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be our fiscal year 2015, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. This guidance will be effective for fiscal years beginning after December 15, 2016, which will be our fiscal year 2017. Early adoption is not permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the 2014 Credit Facility. The 2014 Credit Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. Historically, we entered into interest rate swap agreement to reduce risk from volatility in the income statement. We terminated the swap agreement in May 2014 in connection with our repayment of the 2014 Credit Facility. As of June 30, 2014, there was no outstanding interest rate swap contract. If we decide to borrow against the 2014 Senior Credit Facility in the future, we may enter into new interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the 2014 Credit Facility. As of June 30, 2014, we had no outstanding borrowings under the 2014 Credit Facility.

Our cash and cash equivalents as of June 30, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2014, we held debt security investments of approximately $22.1 million, which were split between AA- and A-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2014, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 39.3% of our revenue from the Medicaid program for both periods during the three and six months ended June 30, 2014 and 39.9% and 39.5% for the three and six months ended June 30, 2013, respectively. We derived 30.9% and 31.4% of our revenue from the Medicare program for the three and six months ended June 30, 2014 and 32.8% and 33.3% for the three and six months ended June 30, 2013, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA).

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

On July 1, 2014, CMS announced proposed changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2015. Under the proposed rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.30%, or $58 million. The proposed decrease reflects the effects of the 2.2% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. In the proposed rule, CMS is also proposing three changes to the face-to-face encounter requirements under the Affordable Care Act, establishing a minimum submission threshold for the number of OASIS assessments that each home health agency (HHA) must submit under the Home Health Quality Reporting Program and revising the Home Health Conditions of Participant for speech language pathologist personnel.

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

On August 1, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.4% increase in their payments for FY 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.9% minus 0.8% for reductions required by law) and a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF).  The final rule also states that CMS will begin national implementation of the CAHPS Hospice Survey starting January 1, 2015.  In the final rule, CMS requires providers to complete their hospice cap determination within 150 days after the cap period and remit any overpayments.  If a hospice does not complete its cap determination in a timely fashion, its Medicare payments would be suspended until the cap determination is complete and received by the contractor.  This is similar to the current practice for all other provider types that file cost reports with Medicare.
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

California's Governor signed the budget trailer into law in October 2010. Despite its enactment, these changes in reimbursement to long-term care facilities were to be implemented retroactively to the beginning of the calendar quarter in which California submitted its request for federal approval of CMS. In January, 2011, the California Governor proposed a budget for 2011-2012 which proposes to reduce Medi-Cal provider payments by 10%, including payments to long-term care facilities.

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

California’s Governor released a 2014-2015 budget that includes $1.2 billion in additional Medi-Cal funding.  This proposal, however, would not eliminate retroactive rate cuts for hospital-based skilled nursing facilities.

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

PPACA, as modified by the Reconciliation Act, is projected to expand access to Medicaid for approximately 11 to 13 million additional people each year between 2015 - 2024. It also reduces the projected growth of Medicare by $106 billion by 2020 by tying payments to providers more closely to quality outcomes. It also imposes new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. This information is disclosed on a website for comparison by members of the public.

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

Under PPACA, the U.S. Department of Health and Human Services (HHS) will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.

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

We operate one or more skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah, Washington, and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of June 30, 2014, we had one facility under probe review.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our facilities. We have had several facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operations, and have successfully graduated four facilities from the program to date. CMS currently has included one of our facilities on its special focus facilities listing. Other facilities may be identified for such status in the future.

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

Our revenue is affected by the percentage of our patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the six months ended June 30, 2014, 70.7% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of our patients for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

We may not be able to successfully or efficiently integrate new acquisitions with our existing operations, culture and systems. The process of integrating acquisitions into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing operations available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly operations. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at the operations we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.

During the six months ended June 30, 2014, we acquired six stand-alone skilled nursing facilities, one assisted living facility, one home health agency, one hospice agency, one primary care group and one transitional care management company with a total of 763 operational skilled nursing beds and 132 operational assisted living units. During the year ended December 31, 2013, we acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations, three hospice operations and one urgent care center with a total of 652 operational skilled nursing beds and 281 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

Because we lease substantially all of our facilities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations.
As of June 30, 2014, we leased 117 of our 125 facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
Each lease provides that the landlord may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of a lease could result in a default under our debt agreements and could adversely affect our business, financial position or results of operations. There can be no assurance that we will be able to comply with all of our obligations under the leases in the future.
In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could adversely affect our business, financial condition and results of operations.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operations and cause us to lose facilities or experience foreclosures.

In May 2014, we paid in full all outstanding borrowings under the Senior Credit Facility, bonds and mortgage notes and transferred remaining outstanding borrowings under the Ten Project Notes and promissory notes to CareTrust in connection with the Spin-Off. We also entered into the 2014 Credit Facility in May 2014 with a lending consortium arranged by SunTrust (the 2014 Credit Facility) in an aggregate amount of $150.0 million. As of June 30, 2014, we have no borrowings outstanding under the 2014 Credit Facility.

In addition, we had $1,013.9 million of future operating lease obligations as of June 30, 2014. We intend to continue financing our facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Though we anticipate that the cash amounts generated internally, together with amounts available under the revolving credit facility portion of the 2014 Credit Facility, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.

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

One of our facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

If the Spin-Off were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CareTrust for material taxes pursuant to indemnification obligations under the Tax Matters Agreement that we entered into with CareTrust.
We received a private letter ruling from the Internal Revenue Services (the “IRS”), which provides substantially to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the Spin-Off will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (the “Code”), (the “IRS Ruling”). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355 of the Code, and we received a tax opinion from our tax advisors, substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinion that we received from our tax advisors, rely on, among other things, certain facts, representations, assumptions and undertakings, including those relating to the past and future conduct of our and CareTrust’s businesses, and the IRS Ruling and the tax opinion would not be valid if such facts, representations, assumptions and undertakings were incorrect in any material respect. Notwithstanding the IRS Ruling and the tax opinion, the IRS could determine the Spin-Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the facts, representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.
If the Spin-Off ultimately is determined to be taxable, we would recognize taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of CareTrust common stock held by us on the distribution date over our tax basis in such shares. Such taxable gain and resulting tax liability would be substantial.
In addition, under the terms of the Tax Matters Agreement that we entered into with CareTrust in connection with the Spin-Off, we generally are responsible for any taxes imposed on CareTrust that arise from the failure of the Spin-Off to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Sections 368(a)(1)(D) and 355 of the Code, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representation letter provided in connection with the tax opinion relating to the Spin-Off. Our indemnification obligations to CareTrust and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify CareTrust under the circumstance set forth in the Tax Matters Agreement, we may be subject to substantial tax liabilities.

In connection with the Spin-Off, CareTrust will indemnify us and we will indemnify CareTrust for certain liabilities. There can be no assurance that the indemnities from CareTrust will be sufficient to insure us against the full amount of such liabilities, or that CareTrust’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation and Distribution Agreement that we entered into with CareTrust in connection with the Spin-Off, the Tax Matters Agreement and other agreements we entered into in connection with the Spin-Off, CareTrust agreed to indemnify us for certain liabilities, and we agreed to indemnify CareTrust for certain liabilities. However, third parties might seek to hold us responsible for liabilities that CareTrust agreed to retain under these agreements, and there can be no assurance that CareTrust will be able to fully satisfy its indemnification obligations under these agreements. Moreover, even if we ultimately succeed in recovering from CareTrust any amounts for which we are held liable to a third party, we may be temporarily required to bear these losses while seeking recovery from CareTrust. In addition, indemnities that we may be required to provide to CareTrust could be significant and could adversely affect our business.

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

2.1
Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 5, 2014).

3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 5, 2014).

10.1
Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 5, 2014).

10.2
Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on June 5, 2014).

10.3
Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 5, 2014).

10.4
Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 5, 2014).

10.5
Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 5, 2014).

10.6
Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed on June 5, 2014).

10.7
Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc. (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed on June 5, 2014).

10.8
Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed on June 5, 2014).

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

THE ENSIGN GROUP, INC.

August 7, 2014	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

2.1
Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 5, 2014).

3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 5, 2014).

10.1
Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 5, 2014).

10.2
Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on June 5, 2014).

10.3
Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 5, 2014).

10.4
Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 5, 2014).

10.5
Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 5, 2014).

10.6
Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed on June 5, 2014).

10.7
Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc. (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed on June 5, 2014).

10.8
Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed on June 5, 2014).

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