Form 10-Q
period 2014-09-30
ENSIGN GROUP, INC
filed 2014-11-05
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 3, 2014, 22,478,506 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$39,206	$65,755
Restricted cash—current	6,652	—
Accounts receivable—less allowance for doubtful accounts of $19,452 and $16,540 at September 30, 2014 and December 31, 2013, respectively	120,647	111,370
Investments—current	5,883	5,511
Prepaid income taxes	5,078	9,915
Prepaid expenses and other current assets	8,432	9,213
Deferred tax asset—current	8,033	9,232
Total current assets	193,931	210,996
Property and equipment, net	127,448	479,770
Insurance subsidiary deposits and investments	18,170	16,888
Escrow deposits	600	1,000
Deferred tax asset	11,493	4,464
Restricted and other assets	8,449	9,804
Intangible assets, net	6,560	5,718
Goodwill	25,719	23,935
Other indefinite-lived intangibles	10,509	7,740
Total assets	$402,879	$760,315
Liabilities and equity
Current liabilities:
Accounts payable	$27,783	$23,793
Accrued wages and related liabilities	48,159	40,093
Accrued self-insurance liabilities—current	15,642	15,461
Other accrued liabilities	26,751	25,698
Current maturities of long-term debt	110	7,411
Total current liabilities	118,445	112,456
Long-term debt—less current maturities	3,307	251,895
Accrued self-insurance liabilities—less current portion	33,658	33,642
Fair value of interest rate swap	—	1,828
Deferred rent and other long-term liabilities	3,151	3,237
Total liabilities	158,561	403,058

Commitments and contingencies (Note 16)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,827 and 22,434 shares issued and outstanding at September 30, 2014, respectively, and 22,580 and 22,113 shares issued and outstanding at December 31, 2013, respectively	23	22
Additional paid-in capital	110,090	101,364
Retained earnings (Note 2)	136,043	257,502
Common stock in treasury, at cost, 202 and 237 shares at September 30, 2014 and December 31, 2013, respectively	(1,505)	(1,680)
Accumulated other comprehensive loss	—	(1,112)
Total Ensign Group, Inc. stockholders' equity	244,651	356,096
Non-controlling interest	(333)	1,161
Total equity	244,318	357,257
Total liabilities and equity	$402,879	$760,315
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$260,841	$229,261	$750,537	$667,548
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	209,737	186,172	601,532	538,146
U.S. Government inquiry settlement (Note 16)	—	—	—	33,000
Facility rent—cost of services	18,176	3,404	30,008	10,056
General and administrative expense	12,956	10,601	44,370	28,321
Depreciation and amortization	4,677	8,795	21,343	25,198
Total expenses	245,546	208,972	697,253	634,721
Income from operations	15,295	20,289	53,284	32,827
Other income (expense):
Interest expense	(407)	(3,181)	(12,490)	(9,441)
Interest income	142	141	435	363
Other expense, net	(265)	(3,040)	(12,055)	(9,078)
Income before provision for income taxes	15,030	17,249	41,229	23,749
Provision for income taxes	6,659	6,607	18,284	11,440
Income from continuing operations	8,371	10,642	22,945	12,309
Loss from discontinued operations, net of income tax benefit of $38 and $1,157 for the three and nine months ended September 30, 2013, respectively (Note 17)	—	(30)	—	(1,804)
Net income	8,371	10,612	22,945	10,505
Less: net (loss) income attributable to noncontrolling interests	(535)	148	(1,494)	(179)
Net income attributable to The Ensign Group, Inc.	$8,906	$10,464	$24,439	$10,684
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$8,906	$10,494	$24,439	$12,488
Loss from discontinued operations, net of income tax	—	(30)	—	(1,804)
Net income attributable to The Ensign Group, Inc.	$8,906	$10,464	$24,439	$10,684
Net income per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.40	$0.48	$1.10	$0.57
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.40	$0.48	$1.10	$0.49
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.38	$0.47	$1.06	$0.56
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.38	$0.47	$1.06	$0.48
Weighted average common shares outstanding:
Basic	22,415	21,941	22,282	21,857
Diluted	23,186	22,409	23,014	22,316

Dividends per share	$0.070	$0.065	$0.210	$0.195

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2014	2013	2014	2013
Net income	$8,371	$10,612	$22,945	$10,505
Other comprehensive income, net of tax:
Unrealized (gain) loss on interest rate swap, net of income tax expense (benefit) of ($78) for the nine months ended September 30, 2014, and $27 and ($332) for the three and nine months ended September 30, 2013, respectively.	—	(28)	89	531
Reclassification adjustment on termination of interest rate swap, net of income tax benefit of $638 for the nine months ended September 30, 2014.	—	—	1,023	—
Comprehensive income	8,371	10,584	24,057	11,036
Less: net (loss) income attributable to noncontrolling interests	(535)	148	(1,494)	(179)
Comprehensive income attributable to The Ensign Group, Inc.	$8,906	$10,436	$25,551	$11,215

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30 ,
	2014	2013
Cash flows from operating activities:
Net income	$22,945	$10,505
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 17)	—	2,837
U.S. Government inquiry accrual (Note 16)	—	33,000
Depreciation and amortization	21,343	25,229
Amortization of deferred financing fees and debt discount	539	616
Deferred income taxes	(510)	(768)
Provision for doubtful accounts	9,271	8,505
Share-based compensation	3,813	2,932
Excess tax benefit from share-based compensation	(2,403)	(1,501)
Loss on extinguishment of debt	4,067	—
Loss on termination of interest rate swap	1,661	—
Gain on sale of equity method investment	—	(380)
Loss on disposition of property and equipment	14	1,164
Change in operating assets and liabilities
Accounts receivable	(18,555)	(16,746)
Prepaid income taxes	4,811	(7,648)
Prepaid expenses and other current assets	853	987
Insurance subsidiary deposits and investments	(1,654)	14
Accounts payable	4,164	(2,950)
Accrued wages and related liabilities	6,271	(219)
Other accrued liabilities	8,580	1,241
Accrued self-insurance	1,562	552
Deferred rent liability	(85)	(260)
Net cash provided by operating activities	66,687	57,110
Cash flows from investing activities:
Purchase of property and equipment	(42,125)	(21,884)
Cash payment for business acquisitions	(42,968)	(45,364)
Cash payment for asset acquisitions	(7,939)	—
Escrow deposits	(600)	(250)
Escrow deposits used to fund business acquisitions	1,000	4,635
Change in restricted cash	(6,652)	—
Cash proceeds on sale of urgent care franchising business, net of note receivable	—	3,610
Cash proceeds on sale of equity method investment	—	1,600
Cash proceeds from the sale of property and equipment	1	787
Restricted and other assets	(124)	(180)
Net cash used in investing activities	(99,407)	(57,046)
Cash flows from financing activities:
Proceeds from issuance of debt (Note 14)	400,677	10,000
Payments on long-term debt	(301,171)	(5,383)
Issuance of treasury stock upon exercise of options	175	40
Cash retained by CareTrust at separation (Note 2)	(78,731)	—
Issuance of common stock upon exercise of options	2,510	2,694
Dividends paid	(4,753)	(2,874)
Excess tax benefit from share-based compensation	2,416	1,501
Prepayment penalties on early retirement of debt	(2,069)	—
Payments of deferred financing costs	(12,883)	(730)
Net cash provided by financing activities	6,171	5,248
Net (decrease) increase in cash and cash equivalents	(26,549)	5,312
Cash and cash equivalents beginning of period	65,755	40,685
Cash and cash equivalents end of period	$39,206	$45,997

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30 ,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,102	$9,464
Income taxes	$14,690	$17,238
Non-cash financing and investing activity:
Accrued capital expenditures	$1,520	$826
Note receivable on sale of urgent care franchising business	$—	$4,000
Debt assumed as part of business acquisition	$3,417	$—

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. Subsidiaries and affiliates of the Company are operated by separate, independent entities, each of which has its own management, employees and assets. These subsidiaries and affiliates of Ensign provide skilled nursing and rehabilitative care services through the operation of 127 facilities, eleven home health and ten hospice operations, fourteen urgent care centers and a mobile x-ray and diagnostic company as of September 30, 2014, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington, and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile x-ray and diagnostic, and urgent care services. The Company's affiliated facilities have a collective capacity of approximately 14,000 operational skilled nursing, assisted living and independent living beds. As of September 30, 2014, the Company owned 9 of its 127 affiliated facilities and leased an additional 118 facilities through long-term lease arrangements, and had options to purchase two of those 118 facilities. As of December 31, 2013, the Company owned 96 of its 119 affiliated facilities and leased an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities. See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for the change in ownership profile.
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
Like the Company’s affiliated facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by either The Ensign Group or the same entity.
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 (collectively, the Interim Financial Statements), are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The Company received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes. The private letter ruling relies on certain facts, representations, assumptions and undertakings. The Company also received opinions from its advisors as to the satisfaction of certain requirements for the tax-free treatment of the Spin-Off, and an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014, CareTrust has been organized in conformity with the requirements for qualification

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT.
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
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260,000 of debt financing (the Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50,676 to an aggregate principal amount of $99,000 (the Ten Project Note). The Ten Project Note and the Bond were assumed by CareTrust in connection with the Separation and Distribution Agreement. CareTrust transferred $220,752 to the Company, a portion of which the Company used to retire $208,635 of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalties and other third party fees relating to the early retirement of outstanding debt. The amount retained by the Company of $8,219 was recorded as restricted cash, of which $6,400 is classified as current assets and $1,819 is classified as non-current assets as of June 1, 2014. The amount represents a portion of the proceeds received from CareTrust in connection with the Separation and Distribution Agreement that the Company intends to use to pay up to eight regular quarterly dividend payments. During the third quarter of 2014, the Company utilized $1,567 to pay the third quarter dividend payments. As of September 30, 2014, the Company has $6,652 of restricted cash remaining, which is classified as current assets as the Company intends to utilize all the remaining amount to make dividend payments within the next twelve months. The remaining cash of $78,731 that CareTrust retained on the Spin-Off date was transferred to CareTrust as part of the assets and liabilities contributed to CareTrust in connection with the Spin-Off.
As of March 31, 2014, the Company operated 120 affiliated facilities. Prior to the Spin-Off, the Company separated the healthcare operations from the independent living operations at two locations, resulting in a total of 122 affiliated facilities. The Company contributed to CareTrust the assets and liabilities associated with all of the 94 real property and three independent living facilities that CareTrust now operates that were previously owned by the Company. The results of the three independent living facilities that were transferred to CareTrust in connection with the Spin-Off were not material to the Company's three and nine months ended September 30, 2014 or 2013. The assets and liabilities were contributed to CareTrust based on their historical carrying values, which were as follows (in thousands):

Cash and cash equivalents	$78,731
Other current assets	34
Property and equipment, net	421,846
Deferred financing costs	11,088
Accounts payable and accrued expenses	(4,971)
Current deferred tax liability	(125)
Deferred tax liability	(5,925)
Current maturities of long-term debt	(2,342)
Long-term debt—less current maturities	(357,171)
Net contribution	$141,165
As a result of the Spin-Off, CareTrust owns all of the 94 real property and three independent living facilities that were transferred in connection with the Spin-Off. The Company leases the 94 real property from CareTrust under eight “triple-net” master lease agreements (collectively, the Master Leases). The Company continues to operate the affiliated skilled nursing, assisted living and independent living facilities that are leased from CareTrust pursuant to the Master Leases. The Master Leases consist of multiple leases, each with its own pool of properties that has varying maturities and diversity in property geography. Under each Master Lease, the Company’s individual subsidiaries that operate those properties subject to such Master Lease are the tenants and CareTrust’s individual subsidiaries that own the properties are the landlords. The Company guarantees the obligations of the tenants under the Master Leases. If a tenant defaults under a Master Lease with respect to any property, CareTrust is entitled to exercise remedies under such Master Lease as to all properties covered by such Master Lease as though all such properties were in default. In addition, each Master Lease with the tenant contains cross-default provisions that results in a default under all of the Master Leases if a default occurs under any Master Lease.
Commencing in the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent expense under the Master Lease will be approximately $56,000 during each of the first two years of the Master Leases. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties.
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
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2014, we were in compliance with the Master Leases covenants.
The Company and CareTrust also entered into an Opportunities Agreement, which grants CareTrust the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior-living facility by the Company or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement requires CareTrust to provide the Company, subject to certain exceptions, a right to either purchase and operate, or lease and operate, the affiliated facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to the Company by or on behalf of another operator seeking lease or other financing. If the Company elects to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Master Leases.
As the Spin-Off was completed in the second quarter of 2014, the Company did not incur transaction costs for the three months ended September 30, 2014. The Company incurred transaction costs of $8,871 for nine months ended September 30, 2014 associated with the Spin-Off, which are included in general and administrative expenses within the condensed consolidated statements of income. During the three and nine months ended September 30, 2013, the Company incurred transaction costs of $1,648 and $1,857, respectively, related to the Spin-Off.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at September 30, 2014.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations for all periods presented (see Note 17, Discontinued Operations) in the accompanying Interim Financial Statements. In addition, the results of operations of DRX and the loss or impairment related to this divestiture have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.
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
Revenue from the Medicare and Medicaid programs accounted for 70.3% and 70.6% of the Company’s revenue for the three and nine months ended September 30, 2014, respectively, and 71.2% and 72.2% for the three and nine months ended September 30, 2013, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded retroactive adjustments to revenue which were not material to the Company's consolidated revenue for the three and nine months ended September 30, 2014 and 2013.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three and nine months ended September 30, 2014 or 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable leases, lease acquisition costs, patient base, facility trade names and customer relationships. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility, typically ranging from ten to 20 years. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at affiliated facilities are amortized over 30 years and customer relationships are amortized over a period up to 20 years.
The Company's indefinite-lived intangible assets consist of trade names and home health and hospice Medicare licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company defines reporting units as the individual operating subsidiaries. The Company performs its annual test for impairment during the fourth quarter of each year. See further discussion at Note 10, Goodwill and Other Indefinite-Lived Intangible Assets.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California affiliated facilities and a separate, one-time, deductible of $750 for non-California facilities. For all affiliated facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per occurrence, $3,000 per facility, with a $5,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per occurrence and $3,000 per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate applicable to its other 120 affiliated facilities.
The self-insured retention and deductible limits for general and professional liability and California workers' compensation are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $29,133 and $29,204 as of September 30, 2014 and December 31, 2013, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each claim. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 for each claim. The Company’s operating subsidiaries in other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 for each claim. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through an insurance state pool. In California and Texas, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $14,700 and $13,883 as of September 30, 2014 and December 31, 2013, respectively.
In addition, the Company has recorded an asset and equal liability of $1,916 and $3,280 at September 30, 2014 and December 31, 2013, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company provides self-insured medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an aggregate individual stop loss deductible of $75. The Company’s accrued liability

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $3,551 and $2,736 at September 30, 2014 and December 31, 2013, respectively.
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

Derivatives and Hedging Activities — Previously, the Company had an interest-rate swap contract in place. Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the Condensed Consolidated Statements of Income during the second quarter of 2014. There was no outstanding interest rate swap contract as of September 30, 2014.

The Company has historically evaluated variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset most of its variable risk exposure by entering into interest-rate swap agreements. It is the Company's policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). The Company

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. The Company recognized a loss of $1,023, net of taxes of $638, to interest expense from accumulated other comprehensive loss during the nine months ended September 30, 2014 related to the termination of the interest rate swap agreement. There was no gain or loss recognized in the Condensed Consolidated Statements of Income during the three months ended September 30, 2014 as the interest rate swap was terminated in the second quarter of 2014. As of September 30, 2014, accumulated other comprehensive losses were $0, in stockholders' equity. As of December 31, 2013, accumulated other comprehensive losses were $1,828, net of tax of $716, or $1,112.

Recent Accounting Pronouncements — Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. For any new pronouncements announced, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

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

In August 2014, the FASB issued its final standard on going concerns, which requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. It also requires additional disclosures if an entity's conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance applies to all entities and is effective for annual periods ending after December 15, 2016, which will be the Company's fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$8,371	$10,642	$22,945	$12,309
Less: net (loss) income attributable to noncontrolling interests	(535)	148	(1,494)	(179)
Income from continuing operations attributable to The Ensign Group, Inc.	8,906	10,494	24,439	12,488
Loss from discontinued operations, net of income tax	—	(30)	—	(1,804)
Net income attributable to The Ensign Group, Inc.	$8,906	$10,464	$24,439	$10,684

Denominator:
Weighted average shares outstanding for basic net income per share	22,415	21,941	22,282	21,857

Basic net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.40	$0.48	$1.10	$0.57
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.40	$0.48	$1.10	$0.49

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$8,371	$10,642	$22,945	$12,309
Less: net (loss) income attributable to noncontrolling interests	(535)	148	(1,494)	(179)
Income from continuing operations attributable to The Ensign Group, Inc.	8,906	10,494	24,439	12,488
Loss from discontinued operations, net of income tax	—	(30)	—	(1,804)
Net income attributable to The Ensign Group, Inc.	$8,906	$10,464	$24,439	$10,684
Denominator:
Weighted average common shares outstanding	22,415	21,941	22,282	21,857
Plus: incremental shares from assumed conversion (1)	771	468	732	459
Adjusted weighted average common shares outstanding	23,186	22,409	23,014	22,316
Diluted net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.38	$0.47	$1.06	$0.56
Loss from discontinued operations	$—	$—	$—	$(0.08)
Net income attributable to The Ensign Group, Inc.	$0.38	$0.47	$1.06	$0.48
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 693 and 508 for the three and nine months ended September 30, 2014 and 249 and 402 for the three and nine months ended September 30, 2013, respectively. As discussed in Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust and Note 15, Options and Awards effective with the Spin-Off transaction, the holders of the Company's stock options on the date of record received stock options consistent with a conversion ratio that was necessary to maintain the pre spin-off intrinsic value of the options. The stock option terms and conditions are based on the existing terms in the the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan). In order to preserve the aggregate intrinsic value of the Company's stock options held by such persons, the exercise prices of such awards were adjusted by using the proportion of the CareTrust when issued closing stock price to the total Company closing stock prices on the distribution date. The number of options outstanding were increased by a conversion rate of 1.83 as a result of the Spin-Off.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$39,206	—	—	$65,755	—	—
Fair value of interest rate swap	—	$—	—	—	$1,828	—

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

Debt Security Investments - Held to Maturity

At September 30, 2014 and December 31, 2013, the Company had approximately $24,053 and $22,399, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at September 30, 2014, the debt security investments are held in AA-, A- and BBB- rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortized concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap has been designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $0 and $423 for the three and nine months ended September 30, 2014 and $269 and $783 for the three and nine months ended September 30, 2013, respectively.

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the Company recognized a loss of $1,023, net of income tax benefit of $638, to interest expense from accumulated other comprehensive loss during the second quarter of 2014. See Note 14, Debt for additional information.

There was no outstanding interest rate swap contract as of September 30, 2014. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2014 and 2013 is summarized in the following tables:

	Three Months Ended September 30,
	2014		2013
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$91,707	35.2%	$81,802	35.7%
Medicare	78,056	29.9	72,138	31.5
Medicaid — skilled	13,614	5.2	9,204	4.0
Total Medicaid and Medicare	183,377	70.3	163,144	71.2
Managed care	36,562	14.0	30,886	13.5
Private and other payors(1)	40,902	15.7	35,231	15.3
Revenue	$260,841	100.0%	$229,261	100.0%

	Nine Months Ended September 30,
	2014		2013
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$260,986	34.8%	$237,301	35.5%
Medicare	231,860	30.9	218,214	32.7
Medicaid — skilled	36,575	4.9	26,616	4.0
Total Medicaid and Medicare	529,421	70.6	482,131	72.2
Managed care	105,316	14.0	87,446	13.1
Private and other payors(1)	115,800	15.4	97,971	14.7
Revenue	$750,537	100.0%	$667,548	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

Accounts receivable as of September 30, 2014 and December 31, 2013 is summarized in the following table:

	September 30, 2014	December 31, 2013
Medicaid	$42,829	$38,068
Managed care	35,311	30,911
Medicare	32,720	34,562
Private and other payors	29,239	24,369
	140,099	127,910
Less: allowance for doubtful accounts	(19,452)	(16,540)
Accounts receivable	$120,647	$111,370

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACQUISITIONS
The Company’s acquisition strategy is to purchase or lease operating subsidiaries that are complementary to the Company’s current affiliated facilities, accretive to the Company's business or otherwise advance the Company's strategy. The results of all the Company’s operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. Where the Company enters into facility lease agreements, the Company typically does not pay any material amount to the prior facility operator nor does the Company acquire any assets or assume any liabilities, other than rights and obligations under the lease and operations transfer agreement, as part of the transaction. Some leases include options to purchase the affiliated facilities. As a result, from time to time, the Company will acquire affiliated facilities that the Company has been operating under third-party leases.
During the nine months ended September 30, 2014, the Company acquired four stand-alone skilled nursing facilities, two assisted living facilities, two home health agencies, two hospice agencies, one primary care group and one transitional care management company. The aggregate purchase price of the twelve business acquisitions was approximately $46,385, of which $42,968 was paid in cash and the assumption of an existing HUD-insured loan of $3,417. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction. The details of the operating subsidiaries acquired during the three and nine months ended September 30, 2014 are as follows:

•
On March 1, 2014, the Company acquired a skilled nursing facility in Arizona for approximately $9,108, which was paid in cash. The acquisition added 196 operational skilled nursing beds operated by the Company's operating subsidiaries.

•
On March 3, 2014, the Company acquired a transitional care management company in Idaho for $40, which was paid in cash. The Company recorded $31 of goodwill as a part of this transaction. This acquisition did not have an impact on the number of beds operated by the Company's operating subsidiaries.

•
On April 1, 2014 the Company acquired a home health and hospice agency in Idaho and a primary care group in Washington in two separate transactions, for an aggregate purchase price of approximately $1,350 , which was paid in cash. The Company recorded $360 of goodwill as a part of the primary care group acquisition. These acquisitions did not impact the number of beds operated by the Company's operating subsidiaries.

•
On May 1, 2014, the Company acquired a skilled nursing facility in Arizona for approximately $10,127, which was paid in cash. This acquisition added 230 operational skilled nursing beds operated by the Company's operating subsidiaries.

•
On May 3, 2014, the Company acquired an assisted living facility in California and the underlying assets of a skilled nursing facility which the Company previously operated under a long-term lease agreement for an aggregate purchase price of approximately $16,012, which was paid in cash. The assisted living facility acquisition added 144 operational assisted living units operated by the Company's operating subsidiaries. The skilled nursing facility acquisition did not have an impact on the number of beds operated by the Company's operating subsidiaries.

•
On May 7, 2014, the Company purchased the underlying assets of one skilled nursing facility in Utah which it previously operated under a long-term lease agreement for approximately $4,812, which was paid in cash.

•
On June 1, 2014, the Company entered into long-term lease agreements and assumed the operations of one skilled nursing facility in Washington and one skilled nursing facility in Colorado. These acquisitions added 199 operational skilled nursing beds operated by the Company's operating subsidiaries. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the leases.

•
In a separate transaction, on June 1, 2014, the Company acquired two skilled nursing facilities in Wisconsin for an aggregate purchase price of approximately $4,507, which was paid in cash. The acquisition added 138 operational skilled nursing beds operated by the Company's operating subsidiaries.

•
On July 1, 2014, the Company entered into a long-term lease agreement and assumed the operations of one skilled nursing facility in Washington. The acquisition added 67 operational skilled nursing beds operated by the Company's operating subsidiaries. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the lease.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
On July 1, 2014, the Company acquired a hospice agency in Colorado for approximately $1,866, which was paid in cash. The Company recorded $1,392 and $467 of goodwill and other indefinite-lived intangible assets, respectively, as part of this transaction. This acquisition did not have an impact on the number of beds operated by the Company's operating subsidiaries.

•
On August 1, 2014, the Company acquired a home health agency in California for approximately $1,277 which was paid in cash. The Company recorded $1,277 of other indefinite-lived intangible assets as part of this transaction. This acquisition did not impact the number of beds operated by the Company's operating subsidiaries.

•
On August 21, 2014, the Company acquired a hospice license in Arizona for approximately $425, which was paid in cash. The Company recorded $425 of other indefinite-lived intangible assets as part of this transaction. This acquisition did not impact the number of beds operated by the Company's operating subsidiaries.

•
On September 24, 2014, the Company acquired an assisted living facility in Arizona for approximately $4,800, which was purchased with a combination of cash and the assumption of an existing HUD-insured loan. This acquisition added 135 operational assisted living units operated by the Company's operating subsidiaries.

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the nine months ended September 30, 2014 and 2013:

	September 30,
	2014	2013
Land	$8,814	$9,312
Building and improvements	30,988	26,593
Equipment, furniture, and fixtures	1,550	1,386
Assembled occupancy	545	724
Definite-lived intangible assets	360	—
Goodwill	1,784	3,197
Other indefinite-lived intangible assets	2,344	4,152
	$46,385	$45,364

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful, representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the three and nine months ended September 30, 2014 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the September 30, 2014 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Land	$17,490	$79,679
Buildings and improvements	45,663	379,021
Equipment	74,956	97,984
Furniture and fixtures	6,193	8,851
Leasehold improvements	44,659	44,123
Construction in progress	211	2,081
	189,172	611,739
Less: accumulated depreciation	(61,724)	(131,969)
Property and equipment, net	$127,448	$479,770

See Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust for the impact of the Spin-Off on property and equipment and Note 7, Acquisitions for information on acquisitions during the nine months ended September 30, 2014.

9. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	September 30, 2014			December 31, 2013
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(622)	$62	$684	$(589)	$95
Favorable lease	15.0	2,210	(618)	1,592	1,596	(532)	1,064
Assembled occupancy	0.5	3,524	(3,325)	199	2,979	(2,948)	31
Facility trade name	30.0	733	(214)	519	733	(195)	538
Customer relationships	20.0	4,570	(382)	4,188	4,200	(210)	3,990
Total		$11,721	$(5,161)	$6,560	$10,192	$(4,474)	$5,718
Amortization expense was $282 and $688 for the three and nine months ended September 30, 2014 and $356 and $863 for the three and nine months ended September 30, 2013, respectively. Of the $688 in amortization expense incurred during the nine months ended September 30, 2014, approximately $379 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2014 (remainder)	$236
2015	482
2016	386
2017	386
2018	386
2019	386
Thereafter	4,298
$6,560

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

The following table represents activity in goodwill as of and for the nine months ended September 30, 2014:

Goodwill
January 1, 2014	$23,935
Impairments	—
Additions	1,784
September 30, 2014	$25,719

As of September 30, 2014, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 7, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	September 30,	December 31,
	2014	2013
Trade name	$1,055	$1,033
Home health and hospice Medicare license	9,454	6,707
	$10,509	$7,740

11. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2014	December 31, 2013
Note receivable	$2,076	$2,000
Debt issuance costs, net	2,759	2,801
Long-term insurance losses recoverable asset	1,916	3,280
Deposits with landlords	900	872
Capital improvement reserves with landlords and lenders	726	706
Other long-term assets	72	145
Restricted and other assets	$8,449	$9,804
Included in restricted and other assets as of September 30, 2014, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB, capitalized debt issuance costs and notes receivable.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Quality assurance fee	$4,536	$3,933
Resident refunds payable	6,272	5,238
Deferred revenue	3,635	4,633
Cash held in trust for residents	1,832	1,780
Resident deposits	1,585	1,680
Dividends payable	1,584	1,564
Property taxes	4,069	2,894
Other	3,238	3,976
Other accrued liabilities	$26,751	$25,698
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

13. INCOME TAXES
For the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company incurred $6,899 and $3,884, respectively, of third-party costs in connection with the Spin-Off. The Company has determined that $8,820 of the third-party costs directly facilitating the Spin-Off are permanently non-deductible for tax purposes and has reflected this determination in its calculation of the estimated annual effective tax rate. The Company's net tax benefit for the deductible portion of these costs is approximately $770.
See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for the changes to the Company's balance sheet as a result of the Spin-Off on the portions of the Company's consolidated deferred tax assets and liabilities that no longer pertain to the Company.

The Company recorded total pre-tax charges related to the settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 during the nine months ended September 30, 2013. The Company recorded estimated tax benefits of $10,373 during the nine months ended September 30, 2013. See Note 16, Commitments and Contingencies.
During the third quarter of 2014, the IRS sent notification to the Company that the 2012 tax return will be examined. During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The state examination was primarily focused on the Captive and the treatment of related insurance matters. California has verbally indicated it does not intend to propose any adjustments. The Company is not currently under examination by any other major income tax jurisdiction. During 2014, the statutes of limitations will lapse on the Company's 2010 Federal tax year and certain 2009 and 2010 state tax years. The Company does not believe the Federal or state statute lapses, the Federal or California examinations, or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and nine months ended September 30, 2014 or 2013.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. DEBT
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	$—	$20,347
Mortgage note, principal, and interest payable monthly and continuing through October 2037, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	3,417	—
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	—	144,325
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	—	48,864
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	—	32,122
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	—	8,919
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	—	5,429
	3,417	260,006
Less current maturities	(110)	(7,411)
Less debt discount	—	(700)
	$3,307	$251,895

2014 Credit Facility with a Lending Consortium Arranged by SunTrust (the 2014 Credit Facility)
On May 30, 2014, the Company entered into the 2014 Credit Facility in an aggregate principal amount of $150,000 from a syndicate of banks and other financial institutions. Under the 2014 Credit Facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000. The interest rates applicable to loans under the 2014 Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries as defined in the agreement. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the 2014 Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the 2014 Credit Facility are not subject to interim amortization. The Company is not required to repay any loans under the 2014 Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the 2014 Credit Facility. The Company is permitted to prepay all or any portion of the loans under the 2014 Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. In connection with the 2014 Credit Facility, the Company incurred financing costs of approximately $2,013, which were deferred and are being amortized over the term of the 2014 Credit Facility. As of September 30, 2014, there were no borrowings outstanding under the 2014 Credit Facility.

The 2014 Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries. The 2014 Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the 2014 Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that the Company and its subsidiaries mortgage certain of their real property assets to secure the 2014 Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or the Company’s

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount as defined in the agreement for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or the Company’s liquidity is above 10% of the Aggregate
Revolving Commitment Amount as defined in the agreement for ninety consecutive days, as applicable. As of September 30, 2014, the Company is in compliance with all loan covenants.

Mortgage Loan with Red Mortgage Capital, LLC

On September 24, 2014, the Company acquired an assisted living facility in Arizona. The acquisition was purchased with a combination of cash and the assumption of an existing mortgage loan with Red Mortgage Capital, LLC of approximately $3,417. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at the rate of 2.55% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 9.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through 11 of the loan. There is no repayment penalty after year 11. The term of the mortgage loan is for 25 years, with monthly principal and interest payments commencing on September 12, 2012 and the balance due on October 1, 2037. The mortgage loan was secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

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

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with HUD, which subjects the Company's Southland facility to HUD oversight and periodic inspections. The mortgage loan was secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

On May 30, 2014, the mortgage loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

In connection with the debt retirements, the Company incurred losses of $5,728 consisting of $4,067 in repayment penalties and the write off of unamortized debt discount and deferred financing costs and $1,661 of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap, which are included in interest expense within the condensed consolidated statements of income. The charges and loss were recognized in the second quarter of 2014.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Plan, the 2005 Plan and the 2007 Plan, all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,239 as of September 30, 2014.

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

The Company's future share-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the Spin-Off. Deferred compensation costs as of the date of the Spin-Off reflected the unamortized balance of the original grant date fair value of the equity awards held by the employees of the Company's operating subsidiaries (regardless of whether those awards are linked to the Company's stock or CareTrust's stock).

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 1,003 options and 20 restricted stock awards from the 2007 Plan during the nine months ended September 30, 2014.

The Company used the following assumptions for stock options granted during the three months ended September 30, 2014 and 2013:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2014	72	1.91%	6.5 years	55%	0.64%
2013	62	1.87%	6.5 years	55%	0.93%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2014 and 2013:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2014	1,003	1.80%	-	1.91%	6.5 years	55%	0.64%
2013	337	1.18%	-	1.87%	6.5 years	55%	0.93%

For the nine months ended September 30, 2014 and 2013, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2014	1,003	$25.03	$12.85
2013	337	$18.09	$8.93

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2014 and 2013 and therefore, the intrinsic value was $0 at date of grant.

As discussed above and in Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust, the weighted average exercise prices shown in the table above for the nine months ended September 30, 2014 were reduced as a result of the Spin-Off. The number of options outstanding shown in the table below for the nine months ended September 30, 2014 were increased as a result of the Spin-Off.

The following table represents the employee stock option activity during the nine months ended September 30, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2014	2,290	$11.30	1.249	$7.76
Granted	1,003	25.03
Forfeited	(35)	14.86
Exercised	(265)	10.11
September 30, 2014	2,993	$15.98	1,194	$8.57

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2014:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	2.72	-	3.14	30	*	1	30
2006	3.85	-	4.09	140	732	2	140
2008	5.12	-	8.11	350	1,070	4	350
2009	8.12	-	9.11	446	1,924	5	382
2010	9.53	-	9.91	114	551	6	72
2011	11.79	-	15.98	137	926	7	58
2012	13.12	-	15.91	369	2,720	8	110
2013	15.96	-	22.98	406	3,955	9	52
2014	21.09	-	33.40	1,001	12,869	10	—
Total				2,993	$24,747		1,194
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
The Company granted 14 and 20 restricted stock awards during the three and nine months ended September 30, 2014, respectively. The Company granted 13 and 73 restricted stock awards during the three and nine months ended September 30, 2013, respectively. All awards were granted at an exercise price of $0 and generally vest over five years.
A summary of the status of the Company's nonvested restricted stock awards as of September 30, 2014, and changes during the nine-month period ended September 30, 2014 is presented below:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	230	$28.68
Granted	20	35.04
Vested	(50)	26.35
Forfeited	(10)	30.36
Nonvested at September 30, 2014	190	$29.85

As a result of the Spin-Off, holders of outstanding restricted stock awards received an additional share of restricted stock unit award in CareTrust common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off. The weighted average grant date fair value shown in the table above did not change as a result of the Spin-Off. The number of nonvested restricted awards shown in the table above did not change as a result of the Spin-Off.

In addition, during the three and nine months ended September 30, 2014, the Company granted 2 and 5 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $30.75 to $44.71 based on the market price on the grant date.

Total share-based compensation expense recognized for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense related to stock options	$938	$538	$2,292	$1,617
Share-based compensation expense related to restricted stock awards	404	357	1,221	1,000
Share-based compensation expense related to stock awards	88	93	300	700
Total	$1,430	$988	$3,813	$3,317
In future periods, the Company expects to recognize approximately $17,369 and $4,959 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2014. Future share-based compensation expense will be recognized over 4.2 and 3.1 weighted average years for unvested options and restricted stock awards, respectively. There were 1,787 unvested and outstanding options at September 30, 2014, of which 1,532 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2014 was 7.0 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2014 and December 31, 2013 is as follows:

Options	September 30, 2014	December 31, 2013
Outstanding	$53,494	$29,431
Vested	30,124	20,465
Expected to vest	15,407	7,873
Exercised	6,128	8,709
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. COMMITMENTS AND CONTINGENCIES
Leases — As a result of the Spin-Off, the Company leases from CareTrust real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under the Master Leases. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each Master Lease, the Company's individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual rent expense under the Master Leases will be approximately $56,000 during each of the first two years of the Master Leases.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,000 and $18,668 for the three and nine months ended September 30, 2014, respectively, as a result of the Spin-Off on June 1, 2014. There was no rent expense under the Master Leases in 2013.
At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of a master lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the master lease.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2014, we were in compliance with the Master Leases' covenants.
The Company and CareTrust also entered into an Opportunities Agreement, which grants CareTrust the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior-living facility by the Company or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement requires CareTrust to provide the Company, subject to certain exceptions, a right to either purchase and operate, or lease and operate, the affiliated facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to the Company by or on behalf of another operator seeking lease or other financing. If the Company elects to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Master Leases.
The Company also leases certain affiliated facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $18,291 and $30,352 for the three and nine months ended September 30, 2014 and $3,518 and $10,400 for the three and nine months ended September 30, 2013, respectively.
Future minimum lease payments for all leases as of September 30, 2014 are as follows:

Year	Amount
Remaining 2014	$18,023
2015	71,789
2016	71,832
2017	71,851
2018	71,920
2019	70,897
Thereafter	676,241
$1,052,553

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under two separate three-facility master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
Income Tax Examinations — During the third quarter of 2014, the IRS sent notification to the Company that the 2012 tax return will be examined. During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. See Note 13, Income Taxes.
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
Litigation — The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by the Company's operating subsidiaries. The Company, its operating subsidiaries, and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.
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
A class action staffing suit was previously filed against the Company and certain of its California subsidiaries in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6,500, of which, approximately $1,500 of this amount was recorded during the year ended December 31, 2013, with the balance having been expensed in prior periods. The Company believes that the settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.
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
The Company and its affiliates and subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and the Company, its affiliates and subsidiaries are subjected to, alleged to be liable for, or agrees to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, its business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other arrangement with the government.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the nine months ended September 30, 2014. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no affiliated facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. The Company has no affiliated facilities that are currently undergoing targeted review.

U.S. Government Inquiry — In late 2006, the Company learned that it might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. The Company recorded an initial estimated liability in the amount of $15,000 in the fourth quarter of 2012 for the resolution of claims connected to the investigation based on the facts available at the time. In April 2013, the Company and government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, the Company recorded and announced an additional charge in the amount of $33,000 in the first quarter of 2013, increasing the total reserve to resolve the matter to $48,000 (the Reserve Amount).

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

In connection with the settlement and effective as of October 1, 2013, the Company entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of the Company’s current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and requires that the Company continue during the term of the CIA to maintain said compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. The Company is also required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. The Company is also required to retain an Independent Review Organization (IRO) to review certain clinical documentation annually for the term of the CIA.

Participation in federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 53.9% and 56.8% of its total accounts receivable as of September 30, 2014 and December 31, 2013, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 70.3% and 70.6% of the Company’s revenue for the three and nine months ended September 30, 2014 and 71.2% and 72.2% during the three and nine months ended September 30, 2013, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of November 3, 2014, the Company had approximately $2,640 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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

A summary of discontinued operations follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$728
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	—	(68)	—	(807)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	—	—	—	(2,837)
Facility rent—cost of services	—	—	—	(12)
Depreciation and amortization	—	—	—	(33)
Loss from discontinued operations	—	(68)	—	(2,961)
Benefit from income taxes	—	(38)	—	(1,157)
Loss from discontinued operations, net of income tax	$—	$(30)	$—	$(1,804)

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated facilities, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our affiliated facilities, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 127 facilities, eleven home health and ten hospice operations, fourteen urgent care centers and a mobile x-ray and diagnostic company as of September 30, 2014, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington, and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. As of September 30, 2014, we owned 9 of our 127 affiliated facilities and operated an additional 118 facilities under long-term lease arrangements, and had options to purchase two of those 118 facilities.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2014:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	9	2	116	127
Percent of total	7.1%	1.6%	91.3%	100.0%
Operational skilled nursing, assisted living and independent living beds	1,067	414	12,555	14,036
Percent of total	7.6%	3.0%	89.4%	100.0%

The Ensign Group, Inc. (collectively, Ensign or the Company) is a holding company with no direct operating assets, employees or revenues. Our subsidiaries and affiliates are operated by separate, independent entities, each of which has its own management, employees and assets. One of our wholly-owned subsidiaries, referred to as the Service Center, provides centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the facilities, the Service Center or the Captive are operated by The Ensign Group or the same entity.
Real Estate Investment Trust (REIT) Spin-Off — On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to our stockholders on a pro rata basis (the Spin-Off). Our stockholders received one share of CareTrust common stock for each share of our common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014 with shares of CareTrust common stock distributed on June 2, 2014. As a result of the Spin-Off, we lease back real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities from CareTrust on a triple-net basis (the Master Leases), under which we are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260.0 million of debt financing (The Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50.7 million to an aggregate principal amount of $99.0 million (the Ten Project Note). The Ten Project Note and The Bond were assumed by CareTrust in connection with the Separation and Distribution Agreement. CareTrust transferred $220.8 million to us, a portion of which we used to retire $208.6 million of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalties and other third party fees relating to the early retirement of outstanding debt. We also retained $8.2 million of the amount Caretrust transferred, which we intend to use to pay up to eight regular quarterly dividend payments. See further details of the Spin-Off at Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust of Notes to Condensed Consolidated Financial Statements.
As a result of the early retirement of long-term debt, we incurred losses of $5.8 million consisting of $4.1 million in repayment penalties and the write off of unamortized debt discount and deferred financing costs and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap. We also entered into the 2014 Credit Facility agreement in an aggregate principal amount of $150.0 million with a lending consortium arranged by SunTrust effective May 30, 2014. We have and continue to expect to use the 2014 Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes. As of September 30, 2014, there were no borrowings outstanding under the New Credit Facility. See further details at Note 14, Debt of Notes to Condensed Consolidated Statements of Income.

Facility Acquisition History

	December 31,								September 30,
	2006	2007	2008	2009	2010	2011	2012	2013	2014
Cumulative number of facilities	57	61	63	77	82	102	108	119	127
Cumulative number of operational skilled nursing, assisted living and independent living beds	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,204	14,036

The following table sets forth the location of our affiliated facilities and the number of operational beds located at our facilities as of September 30, 2014:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	Total
Number of facilities	37	16	26	12	7	8	6	3	5	5	2	127
Operational skilled nursing beds, assisted living and independent living units	4,117	2,446	3,146	1,360	587	739	477	304	366	356	138	14,036
In the first quarter of 2014, we acquired a skilled nursing facility in Arizona and a transitional care managing company in Idaho for an aggregate purchase price of $9.1 million, which was paid in cash. The acquisition in Arizona added 196 operational skilled nursing beds to our operating subsidiaries. The acquisition in Idaho did not have an impact on the number of beds operated by our operating subsidiaries.
In the second quarter of 2014, we acquired three skilled nursing facilities, one assisted living facility, one home health, one hospice agency and one primary care group in four states for an aggregate purchase price of $29.3 million, which was paid in cash. The acquisitions of the three skilled nursing and one assisted living facilities added 368 and 144 operational skilled nursing beds and assisted living units, respectively, to our operating subsidiaries. The acquisitions of the home health and hospice agencies and primary care group did not have an impact on the number of beds operated by our operating subsidiaries.
In addition, during the second quarter of 2014, we acquired the underlying assets of two skilled nursing facilities in Utah and California, which we previously operated under a long-term lease agreement, for an aggregate purchase price of approximately $7.5 million, which was paid in cash. These acquisitions did not have an impact on our operational bed count. We also entered into long-term lease agreements and assumed the operations of two skilled nursing facilities in Washington and Colorado. These transactions added 199 operational skilled nursing beds to our operating subsidiaries. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the leases.
On July 1, 2014, we entered into a long-term lease agreement and assumed the operations of one skilled nursing facility in Washington. The acquisition added 67 operational skilled nursing beds to our operating subsidiaries. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the lease.
On July 1, 2014, we acquired a hospice agency in Colorado for approximately $1.9 million, which was paid in cash. This acquisition did not impact on the number of beds operated by our operating subsidiaries.
On August 1, 2014, we acquired a home health agency in California for approximately $1.3 million which was paid in cash. This acquisition did not impact on the number of beds operated by our operating subsidiaries.
On August 21, 2014, we acquired a hospice license in Arizona for approximately $0.4 million, which was paid in cash. This acquisition did not impact on the number of beds operated by our operating subsidiaries.
On September 24, 2014, we acquired an assisted living facility in Arizona for approximately $4.8 million, which was purchased with a combination of cash and the assumption of an existing HUD-insured loan. This acquisition added 135 operational assisted living units to the our operating subsidiaries.
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

•
Skilled revenue: The amount of routine revenue generated from patients in the skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled residents that are included in this population represent very high acuity residents who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our assisted living services.

•
Skilled mix: The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving services at the skilled nursing facilities divided by the total number of days patients (less days from assisted living services) from all payor sources are receiving services at the skilled nursing facilities for any given period (less days from assisted living services).

•
Quality mix: The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at the skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at the skilled nursing facilities for any given period (less days from assisted living services).

•	Average daily rates: The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period.

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

The following table summarizes our overall skilled mix and quality mix for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2014	2013	2014	2013
Skilled Mix:
Days	27.1%	26.0%	27.6%	26.6%
Revenue	50.2%	49.7%	50.9%	50.4%
Quality Mix:
Days	40.3%	39.9%	40.6%	40.1%
Revenue	59.5%	59.5%	60.1%	59.8%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2014	2013	2014	2013
Occupancy:
Operational beds at end of period	14,036	13,204	14,036	13,204
Available patient days	1,279,872	1,214,768	3,716,881	3,496,000
Actual patient days	994,995	940,054	2,895,265	2,701,513
Occupancy percentage (based on operational beds)	77.7%	77.4%	77.9%	77.3%
Revenue Sources
Our total revenue represents revenue derived primarily from providing services to patients and residents of skilled nursing facilities, and to a lesser extent from assisted living facilities and ancillary services. We receive service revenue from Medicaid, Medicare, private payors and other third-party payors, and managed care sources. The sources and amounts of our revenue are determined by a number of factors, including bed capacity and occupancy rates of our healthcare affiliated facilities, the mix of patients at our affiliated facilities and the rates of reimbursement among payors. Payment for ancillary services varies based upon the service provided and the type of payor.
The following table sets forth our total revenue by payor source and as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30 ,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Revenue:
Medicaid	$91,707	35.2%	$81,802	35.7%	$260,986	34.8%	$237,301	35.5%
Medicare	78,056	29.9	72,138	31.5	231,860	30.9	218,214	32.7
Medicaid-skilled	13,614	5.2	9,204	4.0	36,575	4.9	26,616	4.0
Total	183,377	70.3	163,144	71.2	529,421	70.6	482,131	72.2
Managed Care	36,562	14.0	30,886	13.5	105,316	14.0	87,446	13.1
Private and Other(1)	40,902	15.7	35,231	15.3	115,800	15.4	97,971	14.7
Total revenue	$260,841	100.0%	$229,261	100.0%	750,537	100.0%	667,548	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.
Critical Accounting Policies Update
There have been no significant changes during the three-month period ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

•
Accountable Care Organizations and Reimbursement Reform. A significant goal of Federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at lower cost.   Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.   In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.   Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.

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
Effects of Changing Prices
Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our affiliated skilled nursing facilities under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations.

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

On October 30, 2014, CMS announced payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.30%, or $60 million. The decrease reflects the effects of the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the Affordable Care Act. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if a each home health agency (HHA) claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

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

On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintains the 0.5% update for such services through December 31, 2014 and provides a 0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
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
Should future changes in PPS include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our affiliated skilled nursing facilities (including rehabilitation therapy services provided at our affiliated skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operations.
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

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Protecting Access to Medicare Act of 2014, which extends the cap and exception process through March 31, 2015. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,920 threshold. The manual medical review exception process applies at the $3,700 threshold. Every claim exceeding threshold after April 1, 2014 is subject to Manual Medical Review (MMR). The Texas and California ‘Pre-Payment’ MMR has been discontinued at this point in time. All states continued to be subject to post payment review when exceeding $3,700 Speech/Part time combined and $3,700 overtime alone. All threshold exceptions over $3,700 are subject to review. It was expected that the MMR Pre-Payment Review would be reinstated in August. However, due to the continued delay in awarding new Recovery Auditor contracts, the CMS initiated contract modifications to the current Recovery Auditor contracts to allow the Recovery Auditors to restart some reviews. Most reviews will be done on an automated basis, but a limited number will be complex reviews of topics selected by CMS. While the RAC Contractors have begun to reinstate some reviews, the Part B ‘Pre-Payment’ MMR Pause continues at this time.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. Additionally, the exceptions to these caps may not be extended beyond March 31, 2015, which could also have an adverse effect on our revenue after that date.

In addition, the Multiple Procedure Payment Reduction (MPPR) was increased from a 25% to 50% reduction applied to therapy by reducing payments for practice expense of the second and subsequent therapies when therapies are provided on the same day. The implementation of MPPR includes: 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day. The change from 25% of the practice expense to a 50% reduction went into effect for Medicare Part B services provided on or after April 1, 2013.
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

Federal Health Care Reform — On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014. This legislation requires post-acute care providers, such as skilled nursing facilities, hospices, and home health providers, to report standardized patient assessment data, data on quality measures, and data on resource use and other measures, and directs HHS to provide feedback reports to providers and arrange for public reporting of provider performance on the reported data. Post-acute care providers that do not report such data will have their Medicare payments reduced.

CMS also recently announced two proposed post-acute care provider initiatives. First, CMS proposes to expand and strengthen the Five Star Quality Rating System for nursing homes to improve consumer information about quality measures at individual nursing homes. In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.

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

•
Suspension of Payments During Pending Fraud Investigations — PPACA also provided the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determined that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority created a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercised its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applied this suspension of payments provision to one or more of our affiliated facilities for allegations of fraud, such a suspension could adversely affect our revenue, cash flow, financial condition and results of operations. OIG promulgated regulations making these provisions effective as of March 25, 2011.

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

On June 28, 2012 the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of PPACA to proceed. The provisions of PPACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	80.3	81.2	80.1	80.6
U.S. Government inquiry settlement	—	—	—	5.0
Facility rent—cost of services	7.0	1.5	4.0	1.5
General and administrative expense	5.0	4.6	5.9	4.2
Depreciation and amortization	1.8	3.9	2.8	3.8
Total expenses	94.1	91.2	92.8	95.1
Income from operations	5.9	8.8	7.2	4.9
Other income (expense):
Interest expense	(0.2)	(1.4)	(1.7)	(1.4)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.1)	(1.3)	(1.6)	(1.3)
Income before provision for income taxes	5.8	7.5	5.6	3.6
Provision for income taxes	2.6	2.9	2.4	1.7
Income from continuing operations	3.2	4.6	3.2	1.9
Loss from discontinued operations	—	—	—	(0.3)
Net income	3.2	4.6	3.2	1.6
Less: net loss attributable to the noncontrolling interests	(0.2)	—	(0.2)	—
Net income attributable to The Ensign Group, Inc.	3.4%	4.6%	3.4%	1.6%

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2014	2013	2014	2013
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$20,507	$28,936	$76,121	$58,204
Adjusted EBITDA(1)(2)	21,064	31,939	86,724	99,453
EBITDAR(1)	38,683	32,340	106,129	68,260
Adjusted EBITDAR(1)(2)	38,830	35,163	115,193	108,822
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	Charge related to the U.S. Government inquiry;

•	Expenses incurred in connection with the Company's spin-off of real estate assets in a newly formed publicly traded real estate investment trust (REIT);

•	Legal costs incurred in connection with the U.S. Government inquiry;

•	Settlement of a class action lawsuit;

•	Results at our newly opened urgent care centers;

•	Results at one newly constructed skilled nursing facility;

•	Results at three independent living facilities transferred to CareTrust REIT as part of the Spin-Off transaction;

•	Acquisition-related costs

•	Costs incurred to recognize income tax credits; and

•	Rent related to our newly opened urgent care centers, one newly constructed skilled nursing facility and three independent living facilities transferred to CareTrust REIT.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income (loss) to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2014	2013	2014	2013
	(In thousands)
Consolidated statements of operations data:
Net income	$8,371	$10,612	$22,945	$10,505
Less: net (loss) income attributable to noncontrolling interests	(535)	148	(1,494)	(179)
Loss from discontinued operations	—	30	—	1,804
Interest expense, net	265	3,040	12,055	9,078
Provision for income taxes	6,659	6,607	18,284	11,440
Depreciation and amortization	4,677	8,795	21,343	25,198
EBITDA	$20,507	$28,936	$76,121	$58,204
Facility rent—cost of services	18,176	3,404	30,008	10,056
EBITDAR	$38,683	$32,340	$106,129	$68,260

EBITDA	$20,507	$28,936	$76,121	$58,204
Charge related to the U.S. Government inquiry(a)	—	—	—	33,000
Expenses related to the Spin-Off(b)	—	1,648	8,871	1,857
Legal costs(c)	—	98	—	1,111
Settlement of class action lawsuit(d)	—	915	—	1,524
Urgent care center losses(e)	31	105	3	1,447
Earnings at three operations transferred to REIT(f)	—	—	(122)	—
Loss at skilled nursing facility not at full operation(g)	—	—	—	1,256
Acquisition related costs(h)	85	38	219	264
Costs incurred to recognize income tax credits(i)	31	19	93	103
Rent related to items(e), (f), and (g) above(j)	410	180	1,539	687
Adjusted EBITDA	$21,064	$31,939	$86,724	$99,453
Facility rent—cost of services	18,176	3,404	30,008	10,056
Less: rent related to items(e), (f) and (g) above(j)	(410)	(180)	(1,539)	(687)
Adjusted EBITDAR	$38,830	$35,163	$115,193	$108,822
_______________________

(a)	Charges related to our resolution of any claims connected to the DOJ settlement.

(b)	Expenses incurred in connection with the Company's spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT).

(c)	Legal costs incurred in connection with the settlement of the investigation into the billing and reimbursement processes of some of our subsidiaries conducted by the DOJ.

(d)	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

(e)	Results at newly opened urgent care centers, excluding rent, depreciation, interest and income taxes.

(f)	Results at three independent living facilities which were transferred to CareTrust REIT as part of the Spin-Off transaction, excluding rent, depreciation, interest and income taxes.

(g)
Losses incurred through the third quarter of 2013 at one newly constructed skilled nursing facility which began operations during the first quarter of 2013, excluding rent, depreciation, interest and income taxes.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$260,841	$229,261	$31,580	13.8%
Number of facilities at period end	127	119	8	6.7%
Actual patient days	994,995	940,054	54,941	5.8%
Occupancy percentage — Operational beds	77.7%	77.4%		0.3%
Skilled mix by nursing days	27.1%	26.0%		1.1%
Skilled mix by nursing revenue	50.2%	49.7%		0.5%

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$189,230	$178,797	$10,433	5.8%
Number of facilities at period end	82	82	—	—%
Actual patient days	713,682	701,049	12,633	1.8%
Occupancy percentage — Operational beds	81.9%	80.3%		1.6%
Skilled mix by nursing days	28.7%	27.4%		1.3%
Skilled mix by nursing revenue	51.8%	51.3%		0.5%

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$36,333	$33,141	$3,192	9.6%
Number of facilities at period end	25	25	—	—%
Actual patient days	160,025	157,705	2,320	1.5%
Occupancy percentage — Operational beds	71.3%	70.3%		1.0%
Skilled mix by nursing days	19.6%	19.2%		0.4%
Skilled mix by nursing revenue	41.4%	39.8%		1.6%

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$35,278	$16,504	$18,774	NM
Number of facilities at period end	20	11	9	NM
Actual patient days	121,288	63,072	58,216	NM
Occupancy percentage — Operational beds	65.9%	67.5%		NM
Skilled mix by nursing days	24.1%	20.8%		NM
Skilled mix by nursing revenue	45.9%	45.8%		NM

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Revenue	$—	$819	$(819)	NM
Actual patient days	—	18,228	(18,228)	NM
Occupancy percentage — Operational beds	—%	75.0%		NM

___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2011.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2011 to December 31, 2012.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2013.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust REIT as part of the Spin-Off transaction on June 1, 2014. These results were excluded from Same Facility and Transitioning Facility for the three months ended September 30, 2013 for comparison purposes.

Revenue. Revenue increased $31.5 million, or 13.8%, to $260.8 million for the three months ended September 30, 2014 compared to $229.3 million for the three months ended September 30, 2013. Of the $31.5 million increase, Medicare and managed care revenue increased $11.6 million, or 11.3%, Medicaid custodial revenue increased $9.9 million, or 12.1%, private and other revenue increased $5.6 million, or 15.8% and Medicaid skilled revenue increased $4.4 million, or 47.9%. Revenue generated by Recently Acquired Facilities increased by approximately $18.8 million. Since January 1, 2013, the Company has acquired nineteen facilities, five home health and five hospice operations in nine states.

Revenue generated by Same Facilities increased $10.4 million, or 5.8%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to increases in managed care days and Medicare days of 5.5% and 0.2%, respectively, and increases in managed care revenue per patient day and Medicare revenue per patient day of 2.2% and 1.9%, respectively, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Revenue at Transitioning Facilities increased $3.2 million, or 9.6% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was due to the transitioning in Medicare days to managed care days, resulted in a decline of 5.8% in Medicare days and an increase of 41.6% in managed care days. Managed care revenue per day and Medicare revenue per patient day increased by 8.9% and 3.6%, respectively, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in Medicare revenue per patient day at Transitioning Facilities was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total		%
	2014	2013	2014	2013	2014	2013	2014	2013	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$560.92	$550.66	$484.03	$467.35	$512.84	$475.17	$546.67	$535.03	2.2%
Managed care	412.44	403.44	417.71	383.64	465.20	468.39	418.22	406.35	2.9%
Other skilled	446.54	467.02	834.01	690.75	316.85	-	436.48	471.27	(7.4)%
Total skilled revenue	489.91	487.50	478.48	458.82	459.08	472.20	485.93	484.01	0.4%
Medicaid	181.89	173.47	162.31	164.02	168.06	145.78	178.30	170.81	4.4%
Private and other payors	191.81	187.04	170.35	167.05	187.45	150.75	185.52	178.62	3.9%
Total skilled nursing revenue	$271.41	$261.26	$226.54	$221.60	$241.15	$214.51	$262.64	$253.35	3.7%

Medicare daily rates increased by 2.2%. This rate was impacted by a 1.3% market basket increase, which went into effect in October 2013 and the continuous shift towards higher acuity residents. The decrease in Other skilled rates was primarily due to the broadening of skilled services in various states. The average Medicaid rate increased 4.4% for the three months ended September 30, 2014 relative to the same period in the prior year, primarily due to increases in rates in various states.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Revenue:
Medicare	28.9%	30.2%	31.9%	33.5%	22.5%	25.9%	28.6%	30.4%
Managed care	15.8	15.5	7.7	5.1	17.6	19.9	15.1	14.5
Other skilled	7.1	5.6	1.8	1.2	5.8	—	6.5	4.8
Skilled mix	51.8	51.3	41.4	39.8	45.9	45.8	50.2	49.7
Private and other payors	7.4	7.9	21.5	22.2	11.8	13.2	9.3	9.8
Quality mix	59.2	59.2	62.9	62.0	57.7	59.0	59.5	59.5
Medicaid	40.8	40.8	37.1	38.0	42.3	41.0	40.5	40.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Days:
Medicare	14.0%	14.3%	14.9%	15.9%	10.6%	11.7%	13.7%	14.4%
Managed care	10.4	10.0	4.2	3.0	9.2	9.1	9.5	9.0
Other skilled	4.3	3.1	0.5	0.3	4.3	—	3.9	2.6
Skilled mix	28.7	27.4	19.6	19.2	24.1	20.8	27.1	26.0
Private and other payors	10.4	11.1	28.7	29.6	15.2	18.7	13.2	13.9
Quality mix	39.1	38.5	48.3	48.8	39.3	39.5	40.3	39.9
Medicaid	60.9	61.5	51.7	51.2	60.7	60.5	59.7	60.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $23.5 million, or 12.6%, to $209.7 million for the three months ended September 30, 2014 compared to $186.2 million for the three months ended September 30, 2013. Cost of services as a percentage of total revenue decreased to 80.3% for the three months ended September 30, 2014 as compared to 81.2% for the three months ended September 30, 2013. The decrease was primarily related to $2.0 million decline in general and professional liability insurance expenses during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Facility Rent — Cost of Services. Facility rent — cost of services increased $14.8 million to $18.2 million for the three months ended September 30, 2014 compared to $3.4 million for the three months ended September 30, 2013. Facility rent-cost of service as a percent of total revenue increased to 7.0% for the three months ended September 30, 2014 from 1.5% for the three months ended September 30, 2013. The increase in rent was primarily due to new lease agreements under the Master Leases entered into with CareTrust associated with 94 affiliated skilled nursing, assisted living and independent living facilities in connection with the Spin-Off and new leases for newly opened urgent care centers and skilled nursing facilities. Rent expense under the Master Leases is expected to be $4.7 million on a monthly basis for the initial 2 years.
General and Administrative Expense. General and administrative expense increased $2.4 million to $13.0 million for the three months ended September 30, 2014 compared to $10.6 million for the three months ended September 30, 2013. General and administrative expenses increased as a percent of total revenue to 5.0% for the three months ended September 30, 2014 as compared to 4.6% for the three months ended September 30, 2013. The $2.4 million increase was primarily due to operational growth during the quarter.

Depreciation and Amortization. Depreciation and amortization expense decreased $4.1 million, or 46.6% to $4.7 million for the three months ended September 30, 2014 compared to $8.8 million for the three months ended September 30, 2013. Depreciation and amortization expense decreased as a percent of total revenue to 1.8% for the three months ended September 30, 2014 as compared to 3.9% for the three months ended September 30, 2013. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation of newly acquired properties at Recently Acquired Facilities. Included in the $1.1 million depreciation and amortization expense at Recently Acquired Facilities is $0.2 million of amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense). Other expense, net decreased $2.7 million to $0.3 million for the three months ended September 30, 2014 compared to $3.0 million for the three months ended September 30, 2013. Other expense as a percent of revenue decreased to 0.1% for the three months ended September 30, 2014 as compared to 1.3% for the three months ended September 30, 2013. This decrease was primarily related to the decrease in interest expenses as a result of the repayments of outstanding debt in connection with the Spin-Off.
Provision for Income Taxes. Provision for income taxes as a percentage of revenue decrease to 2.6% for the three months ended September 30, 2014 as compared to 2.9% for the three months ended September 30, 2013. This decrease resulted from the decrease in income before income taxes of $2.2 million, or 12.9%.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended September 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Revenue	$750,537	$667,548	$82,989	12.4%
Number of facilities at period end	127	119	8	6.7%
Actual patient days	2,895,265	2,701,513	193,752	7.2%
Occupancy percentage — Operational beds	77.9%	77.3%		0.6%
Skilled mix by nursing days	27.6%	26.6%		1.0%
Skilled mix by nursing revenue	50.9%	50.4%		0.5%

	Nine Months Ended September 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Revenue	$563,303	$535,278	$28,025	5.2%
Number of facilities at period end	82	82	—	—%
Actual patient days	2,115,181	2,078,207	36,974	1.8%
Occupancy percentage — Operational beds	81.8%	80.2%		1.6%
Skilled mix by nursing days	29.3%	28.0%		1.3%
Skilled mix by nursing revenue	52.5%	51.8%		0.7%

	Nine Months Ended September 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Revenue	$104,933	$96,249	$8,684	9.0%
Number of facilities at period end	25	25	—	—%
Actual patient days	473,841	460,949	12,892	2.8%
Occupancy percentage — Operational beds	71.2%	69.3%		1.9%
Skilled mix by nursing days	19.9%	19.8%		0.1%
Skilled mix by nursing revenue	41.4%	40.7%		0.7%

	Nine Months Ended September 30 ,
	2014	2013
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Revenue	$81,053	$33,390	$47,663	NM
Number of facilities at period end	20	11	9	NM
Actual patient days	278,227	107,210	171,017	NM
Occupancy percentage — Operational beds	65.6%	64.4%		NM
Skilled mix by nursing days	23.2%	19.9%		NM
Skilled mix by nursing revenue	46.2%	46.4%		NM

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Revenue	$1,248	$2,631	$(1,383)	NM
Actual patient days	28,016	55,147	(27,131)	NM
Occupancy percentage — Operational beds	70.3%	76.5%		NM

_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2011.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2011 to December 31, 2012.

(3)	Recently Acquired Facility (or “Acquisitions”) results represent all facilities purchased on or subsequent to January 1, 2013.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust REIT as part of the Spin-Off transaction on June 1, 2014. The five months results of the three independent living facilities were excluded from Same Facility and Transitioning Facility for the nine months ended September 30, 2014 for comparison purposes. The nine months results of the three independent living facilities were excluded from Same Facility and Transitioning Facility for the nine months ended September 30 2013 for comparison purposes.

Revenue. Revenue increased $83.0 million, or 12.4%, to $750.5 million for the nine months ended September 30, 2014 compared to $667.5 million for the nine months ended September 30, 2013. Of the $83.0 million increase, Medicare and managed care revenue increased $31.5 million, or 10.3%, Medicaid custodial revenue increased $23.7 million, or 10.0%, private and other revenue increased $17.8 million, or 18.2% and Medicaid skilled revenue increased $10.0 million, or 37.4%. Revenue generated by Recently Acquired Facilities increased by approximately $47.7 million. Since January 1, 2013, the Company has acquired nineteen facilities, five home health and five hospice operations in nine states.

Revenue generated by Same Facilities increased $28.0 million, or 5.2%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to increases in managed care days and Medicare days of 4.9% and 0.5%, respectively, and an increase in managed care revenue per patient day of 3.9% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Medicare revenue per patient day for the nine months ended September 30, 2014 at Same Facilities was consistent with the nine months ended September 30, 2013.

Revenue at Transitioning Facilities increased $8.7 million, or 9.0% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was due to the transitioning in Medicare days to managed care days, resulted in a decline of 6.6% in Medicare days and an increase of 38.5% in managed care days. Medicare revenue per patient day and managed care revenue per patient day increased by 1.8% and 5.5%, respectively, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in Medicare revenue per patient day at Transitioning Facilities was primarily due to the continuous shift towards higher acuity residents and variations in the impact of the market basket increase on revenue per patient day.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30 ,
	Same Facility		Transitioning		Acquisitions		Total		%
	2014	2013	2014	2013	2014	2013	2014	2013	Change
Skilled Nursing Average Daily Revenue Rates:
Medicare	$561.42	$557.23	$476.04	$467.66	$504.91	$490.67	$546.34	$541.89	0.8%
Managed care	411.33	396.02	411.71	390.30	462.66	465.71	415.80	397.77	4.5%
Other skilled	439.24	465.01	806.09	686.13	311.85	-	437.26	468.85	(6.7)%
Total skilled revenue	490.55	489.22	472.14	460.87	463.57	481.76	486.96	486.20	0.2%
Medicaid	181.62	174.96	161.40	163.32	159.70	136.42	177.50	172.24	3.1%
Private and other payors	192.36	186.92	172.08	167.62	178.34	147.77	185.33	179.35	3.3%
Total skilled nursing revenue	$273.09	$264.16	$226.12	$223.28	$233.19	$207.52	$263.80	$256.68	2.8%

Medicare daily rates increased by 0.8%. This rate was impacted by a 1.3% net market basket increase, which went into effect in October 2013. These market basket increases were offset by a 2.0% sequestration reduction, which went into effect on April 1, 2013. The decrease in Other skilled rates was primarily due to the broadening of skilled services in various states. The average Medicaid rate increased 3.1% for the nine months ended September 30, 2014 relative to the same period in the prior year, primarily due to increases in rates in various states.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30 ,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Revenue:
Medicare	30.2%	31.3%	32.7%	35.0%	22.9%	30.3%	29.9%	31.7%
Managed care	15.7	15.1	6.9	4.7	19.5	16.1	15.1	13.9
Other skilled	6.6	5.4	1.8	1.0	3.8	—	5.9	4.8
Skilled mix	52.5	51.8	41.4	40.7	46.2	46.4	50.9	50.4
Private and other payors	7.3	7.6	22.0	21.9	11.8	13.9	9.2	9.4
Quality mix	59.8	59.4	63.4	62.6	58.0	60.3	60.1	59.8
Medicaid	40.2	40.6	36.6	37.4	42.0	39.7	39.9	40.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30 ,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Days:
Medicare	14.7%	14.9%	15.6%	16.7%	10.6%	12.8%	14.4%	15.0%
Managed care	10.5	10.0	3.8	2.7	9.8	7.1	9.6	9.0
Other skilled	4.1	3.1	0.5	0.4	2.8	—	3.6	2.6
Skilled mix	29.3	28.0	19.9	19.8	23.2	19.9	27.6	26.6
Private and other payors	10.3	10.8	28.8	29.1	15.5	19.8	13.0	13.5
Quality mix	39.6	38.8	48.7	48.9	38.7	39.7	40.6	40.1
Medicaid	60.4	61.2	51.3	51.1	61.3	60.3	59.4	59.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately). Cost of services increased $63.4 million, or 11.8%, to $601.5 million for the nine months ended September 30, 2014 compared to $538.1 million for the nine months ended September 30, 2013. Cost of services as a percent of total revenue is 80.1% for the nine months ended September 30, 2014, which is consistent with the nine months ended September 30, 2013.

Charge Related to U.S. Government Inquiry. We recorded an additional charge in the amount of $33.0 million during the three months ended March 31, 2013 related to the investigation into some of our subsidiaries conducted by the DOJ. As the investigation was settled in 2013, there were no additional charges incurred during the nine months ended September 30, 2014.

Facility Rent — Cost of Services. Facility rent — cost of services increased $19.9 million to $30.0 million for the nine months ended September 30, 2014 compared to $10.1 million for the nine months ended September 30, 2013. Facility rent-cost of services as a percent of total revenue increased to 4.0% for the nine months ended September 30, 2014 from 1.5% for the nine months ended September 30, 2013. The increase in rent was primarily due to new lease agreements under eight Master Leases entered into with CareTrust associated with 94 affiliated skilled nursing, assisted living and independent living facilities in connection with the Spin-Off and new leases for newly opened urgent care centers and skilled nursing facilities. Rent expense under the Master Leases is expected to be $4.7 million on a monthly basis for the initial 2 years.
General and Administrative Expense. General and administrative expense increased $16.1 million, or 56.9%, to $44.4 million for the nine months ended September 30, 2014 compared to $28.3 million for the nine months ended September 30, 2013. General and administrative expenses increased as a percent of total revenue to 5.9% for the nine months ended September 30, 2014 as compared to 4.2% for the nine months ended September 30, 2013. The $16.1 million increase was primarily due to costs incurred in connection with the Company's spin-off of its real estate assets to a newly formed publicly traded real estate investment trust (REIT) of $8.9 million. Excluding the costs incurred in connection with the Spin-Off, general and administrative expense as a percentage of revenue is 4.7% for the nine months ended September 30, 2014.
Depreciation and Amortization. Depreciation and amortization expense decreased $3.9 million, or 15.5%, to $21.3 million for the nine months ended September 30, 2014 compared to $25.2 million for the nine months ended September 30, 2013. Depreciation and amortization expense decreased as a percent of total revenue to 2.8% for the nine months ended September 30, 2014 as compared to 3.8% for the nine months ended September 30, 2013. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation of $1.0 million at Recently Acquired Facilities. Of the $1.0 million increase at Recently Acquired Facilities, $0.4 million represented amortization expense of patient base intangible assets which are amortized over four to eight months. The transfer of real properties to CareTrust in connection with the Spin-Off resulted in a reduction in depreciation expense, offset by the increase in depreciation related to newly acquired facilities and completion of renovations on a monthly go-forward basis.
Other Income (Expense). Other expense, net increased $3.0 million, or 33.0%, to $12.1 million for the nine months ended September 30, 2014 compared to $9.1 million for the nine months ended September 30, 2013. Other expense as a percent of revenue increased to 1.6% for the nine months ended September 30, 2014 as compared to 1.3% for the nine months ended September 30, 2013. This increase was primarily related to losses of $5.8 million consisting of $4.1 million in repayment penalties and the write off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt in connection with the Spin-Off and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap. Excluding the losses incurred in connection with the Spin-Off and the termination of the interest-rate swap, other expense, net as a percentage of revenue is 0.8% for the nine months ended September 30, 2014.
Provision for Income Taxes. Provision for income taxes increased $6.9 million, or 60.5%, to $18.3 million for the nine months ended September 30, 2014 as compared to $11.4 million for the nine months ended September 30, 2013. This increase resulted from the increase in income before income taxes of $17.5 million, which was primarily the result of the charge of $33.0 million incurred during the three months ended March 31, 2013 related to the settlement of the DOJ investigation. Included in income before income taxes for the nine months ended September 30, 2014 are charges of $8.9 million in connection with the Spin-Off, including repayment penalties and the write off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt of $4.1 million, recognized loss related to the termination of the interest-rate swap of $1.7 million, increases in rent expense related to the Master Leases of $18.7 million, offset by decreases in depreciation expense related to the transfer of real properties to CareTrust in connection with the Spin-Off and permanent non-deductible transaction costs related to the Spin-Off.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flow from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our facility acquisitions primarily through refinancing of existing affiliated facilities, and cash generated from operations. Cash paid for business acquisitions was $43.0 million and $45.4 million for the nine months ended September 30, 2014 and 2013, respectively. Cash paid for assets acquisitions was $7.9 million for the nine months ended September 30, 2014. There were no asset acquisitions executed during the nine months ended September 30, 2013. Where we enter into a facility lease agreement, we typically do not pay any material amount to the prior facility operator, nor do we acquire any assets or assume any liabilities, other than our rights and obligations under the new lease and operations transfer agreement, as part of the transaction. Total capital expenditures for property and equipment were $42.1 million and $21.9 million for the nine months ended September 30, 2014 and 2013, respectively. We currently have a combined $50.0 million budgeted for renovation projects for 2014.

We believe our current cash balances, our cash flow from operations and the revolving credit facility (the 2014 Credit Facility) of $150.0 million, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2014, we held debt security investments of approximately $24.1 million, which were split between AA-, A-, and BBB-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

In connection with the Spin-Off, CareTrust assumed the mortgage debt of approximately $48.5 million, and issued additional mortgage debt of approximately $50.7 million, related to certain of the properties it acquired, and issued $260.0 million in aggregate principal amount of senior unsecured notes. $220.8 million of the proceeds from the issuance of the notes was transferred to us in connection with the contribution of assets to CareTrust prior to the Spin-Off. We used the proceeds to repay certain outstanding third-party bank debt and other indebtedness and the third quarter dividend payments. We are planing to utilize all the remaining amount of $6.7 million as of September 30, 2014 to make dividend payments within the next twelve months

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30 ,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$66,687	$57,110
Net cash used in investing activities	(99,407)	(57,046)
Net cash provided by financing activities	6,171	5,248
Net (decrease) increase in cash and cash equivalents	(26,549)	5,312
Cash and cash equivalents at beginning of period	65,755	40,685
Cash and cash equivalents at end of period	$39,206	$45,997
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net cash provided by operations for the nine months ended September 30, 2014 was $66.7 million compared to $57.1 million for the nine months ended September 30, 2013, an increase of $9.6 million. This increase was primarily due to the decrease in prepayment of income taxes and timing of the payment of accounts payable and accrued expenses partially offset by increased accounts receivable.
Net cash used in investing activities for the nine months ended September 30, 2014 was $99.4 million compared to $57.0 million for the nine months ended September 30, 2013, an increase of $42.4 million. The increase was primarily the result of purchases of property and equipment and asset acquisitions of $42.1 million and $7.9 million, respectively, during the nine months ended September 30, 2014, compared to $21.9 million and $0.0 million, respectively, during the nine months ended September 30, 2013, an increase of $28.1 million. The increase in purchases of property and equipment during the nine months ended September 30, 2014 was in effort to finalize numerous renovation projects in advance of the REIT Spin-Off transaction.
Net cash provided by financing activities for the nine months ended September 30, 2014 was $6.2 million as compared to $5.2 million for the nine months ended September 30, 2013, an increase of $1.0 million. This increase in net cash provided by financing activities was primarily due to higher excess tax benefit from share based compensation expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The net effect of the financing cash flows related to the Spin-Off did not significantly affect overall net cash flows from financing activities for the nine months ended September 30, 2014.
Principal Debt Obligations and Capital Expenditures

We assumed an existing HUD-insured loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with our acquisition of the assisted living facility in Arizona on September 24, 2014. The term of the mortgage loan is for 25 years with monthly principal and interest payments. The balance of the loan is due on October 1, 2037. With the exception of the HUD-insured loan, we have no other borrowings outstanding as of September 30, 2014.

New Credit Facility with a Lending Consortium Arranged by SunTrust (the 2014 Credit Facility)
On May 30, 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. Under the 2014 Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million. The interest rates applicable to loans under the 2014 Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the 2014 Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the 2014 Credit Facility are not subject to interim amortization. We are not required to repay any loans under the 2014 Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the 2014 Credit Facility. We are permitted to prepay all or any portion of the loans under the 2014 Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. In connection with the 2014 Credit Facility, we incurred financing costs of approximately $2.0 million, which was capitalized and amortized over the term of the 2014 Credit Facility. As of September 30, 2014 there were no borrowings outstanding under the 2014 Credit Facility.

The 2014 Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries. The 2014 Credit Facility contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the 2014 Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that the Company and its subsidiaries mortgage certain of their real property assets to secure the 2014 Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount as defined in the agreement for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount as defined in the agreement or ninety consecutive days, as applicable. As of September 30, 2014, we are in compliance with all loan covenants.

Mortgage Loan with Red Mortgage Capital, LLC

On September 24, 2014, we acquired an assisted living facility in Arizona. The acquisition was purchased with a combination of cash and the assumption of an existing mortgage loan with Red Mortgage Capital, LLC of approximately $3.4 million. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our facility to HUD oversight and periodic inspections. The mortgage loan bears interest at the rate of 2.55% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 9.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through 11 of the loan. There is no prepayment penalty after year 11. The term of the mortgage loan is for 25 years, with monthly principal and interest payments commencing on September 12, 2012 and the balance due on October 1, 2037. The mortgage loan was secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

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

On May 30, 2014, we entered into the Fifth Amended and Restated Loan Agreement, with GECC, which consisted of an additional loan of $55.7 million to an aggregate principal amount of $99.0 million. The Ten Project Note matures in May 2017 and are currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries. The initial term loan of $55.7 million was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The additional loan of $50.7 million bears interest at a floating rate equal to the three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 years amortization.

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
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, a subsidiary of The Ensign Group, Inc., entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with HUD, which subjects our Southland facility to HUD oversight and periodic inspections. This mortgage loan is secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

On May 30, 2014, the mortgage loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off.

In connection with the debt retirements, we incurred losses of $5.7 million consisting of $4.1 million in repayment penalties and the write off of unamortized debt discount and deferred financing costs and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swaps.

Contractual Obligations, Commitments and Contingencies
As a result of the Spin-Off, we lease from CareTrust real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities used in our operations under eight master leases (the Master Leases). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual rent expense under the Master Leases will be approximately $56.0 million during each of the first two years of the Master Leases.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.0 million and $18.7 million for the three and nine months ended September 30, 2014, as a result of the Spin-Off on June 1, 2014. There was no rent expense under the Master Leases in 2013.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a master lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the master lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2014, we were in compliance with the Master Leases' covenants.
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
We also lease certain affiliated facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $18.3 million and $30.4 million for the three and nine months ended September 30, 2014 and $3.5 million and $10.4 million for the three and nine months ended September 30, 2013, respectively.

Future minimum lease payments for all leases as of September 30, 2014 are as follows:

Year	Amount
Remaining 2014	18,023
2015	71,789
2016	71,832
2017	71,851
2018	71,920
2019	70,897
Thereafter	676,241
1,052,553
Six of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under two separate three-facility master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of September 30, 2014.
During the third quarter of 2014, we received a notification from the Internal Revenue Service (IRS) that our 2012 tax return will be examined. During the first quarter of 2012, the State of California initiated an examination of our income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. See Note 13, Income Taxes.

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We recorded an initial estimated liability in the amount of $15.0 million in the fourth quarter of 2012 for the resolution of claims connected to the investigation based on the facts available at the time. In April 2013, we and the government representatives reached an agreement in principle to resolve the allegations and close the investigation. Based on these discussions, we recorded and announced an additional charge in the amount of $33.0 million in the first quarter of 2013, increasing the total reserve to resolve the matter to $48.0 million (the Reserve Amount).

In October 2013, we and the government executed a final settlement agreement in accordance with the April agreement and we remitted full payment of the Reserve Amount. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.
See additional description of our contingencies in Notes 14, Debt and 16, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. We have reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. For any new pronouncements announced, we consider whether the new pronouncements could alter previous generally accepted accounting principles and determine whether any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. This guidance will be effective for fiscal years beginning after December 15, 2016, which will be our fiscal year 2017. Early adoption is not permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued its final standard on going concerns, which requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. It also requires additional disclosures if an entity's conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance applies to all entities and is effective for annual periods ending after December 15, 2016, which will be our fiscal year 2016, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the 2014 Credit Facility. The 2014 Credit Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. Historically, we entered into an interest rate swap agreement to reduce risk from volatility in the income statement. We terminated the swap agreement in May 2014 in connection with our repayment of the Senior Credit Facility. As of September 30, 2014, there was no outstanding interest rate swap contract. If we decide to borrow against the 2014 Credit Facility in the future, we may enter into new a interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the 2014 Credit Facility. As of September 30, 2014, we had no outstanding borrowings under the 2014 Credit Facility.

Our cash and cash equivalents as of September 30, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2014, we held debt security investments of approximately $24.1 million, which were split between AA-, A-, and BBB- rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2014, and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

The skilled nursing and post-acute care industry is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, the skilled nursing and post-acute care industry is frequently subject to the regulatory requirements, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.
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
A class action staffing suit was previously filed against us and certain of our California subsidiaries in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California affiliated facilities. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. We have been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6.5 million, of which, approximately $1.5 million of this amount was recorded during the year ended December 31, 2013, with the balance having been expensed in prior periods. We believe that the settlement will not have a material ongoing adverse effect on our business, financial condition or results of operations.
Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

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

We derived 35.2% and 34.8% of our revenue from the Medicaid program for the three and nine months ended September 30, 2014, respectively, and 35.7% and 35.5%, for the three and nine months ended September 30, 2013. We derived 29.9% and 30.9%, of our revenue from the Medicare program for the three and nine months ended September 30, 2014 and 31.5% and 32.7%, for the three and nine months ended September 30, 2013, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our residents.

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

On October 30, 2014, CMS announced payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.30%, or $60 million. The decrease reflects the effects of the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the Affordable Care Act. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if a each home health agency (HHA) claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

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
Should future changes in PPS, similar to those described above, include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our affiliated skilled nursing facilities (including rehabilitation therapy services provided at our affiliated skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operations.
On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014. This legislation requires post-acute care providers, such as skilled nursing facilities, hospices, and home health providers, to report standardized patient assessment data, data on quality measures, and data on resource use and other measures, and directs HHS to provide feedback reports to providers and arrange for public reporting of provider performance on the reported data. Post-acute care providers that do not report such data will have their Medicare payments reduced.
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

Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, these budget reductions, if approved, could adversely affect our net patient service revenue and profitability. We expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.

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

To address potential fraud and abuse in federal health care programs, including Medicare and Medicaid, PPACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. The new law imposes enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs. PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the

Secretary of Health and Human Services determines that good cause exists not to suspend payments. To the extent the Secretary applies this suspension of payments provision to one of our affiliated facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

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

On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014 which, among other things, provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.

We cannot predict what effect these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement and adversely affect our business.

On June 28, 2012 the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of PPACA to proceed. The provisions of PPACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.

The Affordable Care Act and its implementation could impact our business.

In addition, the Affordable Care Act could result in sweeping changes to the existing U.S. system for the delivery and financing of health care. The details for implementation of many of the requirements under the Affordable Care Act will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. It is impossible to predict the outcome of these changes, what many of the final requirements of the Health Reform Law will be, and the net effect of those requirements on us. As such, we cannot predict the impact of the Affordable Care Act on our business, operations or financial performance.

A significant goal of Federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at lower cost.   Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.   In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans.   Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.

The Affordable Care Act and the programs implemented by the law may reduce reimbursements our services and may impact the demand for the Company’s products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines.

Our success depends upon our ability to retain and attract nurses, Certified Nurse Assistants (CNAs) and therapists. Our success also depends upon our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our affiliated facilities. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff that is directly responsible for day-to-day care of the patients and marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.

We operate one or more affiliated skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah, Washington, and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

Increased competition for or a shortage of nurses or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to the patients of our operating subsidiaries. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility. An increase in costs associated with, or a shortage of, skilled nurses, could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively would be harmed.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of September 30, 2014, we had one facility under probe review.

If the government or court were to conclude that such errors and deficiencies constituted criminal violations, or were to conclude that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, or if it were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operating subsidiaries are currently on prepayment review, although some may be placed on prepayment review in the future. We have no operating subsidiaries that are currently undergoing targeted review.

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

The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to federal and state investigations and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others take away from the time and energy that these individuals could otherwise spend on routine operations. As noted, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future. We currently have no affiliated facilities operating under provisional licenses which were the result of inspection deficiencies.

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

When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance. In the past, some of our affiliated facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations. From time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had several affiliated facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operating subsidiaries, and have successfully graduated four affiliated facilities from the program to date. CMS currently has included one of our affiliated facilities on its special focus facilities listing. To date, this affiliated facility to date has passed one of the two surveys. The successful completion of two surveys are required for a special focus facility to graduate from the program. Other affiliated facilities may be identified for such status in the future.

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

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the residents in our affiliated skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Sec. 1833(g)(5) of the Social Security Act and directed them to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary.

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

Our hospice operating subsidiaries are subject to annual Medicare caps calculated by Medicare. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other harsh enforcement sanctions could increase our cost of doing business and expose us to potential sanctions. Furthermore, if we were to lose licenses or certifications for any of our affiliated facilities as a result of regulatory action or otherwise, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness and lease obligations.

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

If any of our affiliated facilities is decertified or loses its licenses, our revenue, financial condition or results of operations would be adversely affected. In addition, the report of such issues at any of our affiliated facilities could harm our reputation for quality care and lead to a reduction in the patient referrals of our operating subsidiaries and ultimately a reduction in occupancy at these facilities. Also, responding to enforcement efforts would divert material time, resources and attention from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail on the underlying claim.

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

In some circumstances, if one facility is convicted of abusive or fraudulent behavior, then other facilities under common control or ownership may be decertified from participating in Medicaid or Medicare programs. Federal regulations prohibit any corporation or facility from participating in federal contracts if it or its principals have been barred, suspended or declared ineligible from participating in federal contracts. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state may be de-licensed if one or more of the facilities are de-licensed. If any of our affiliated facilities were decertified or excluded from participating in Medicaid or Medicare programs, our revenue would be adversely affected.

The Office of the Inspector General or other organizations may choose to more closely scrutinize the billing practices of for-profit skilled nursing facilities, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

In December 2010, the OIG released a report entitled “Questionable Billing by Skilled Nursing Facilities.” The report examined the billing practices of skilled nursing facilities based on Medicare Part A claims from 2006 to 2008 and found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy RUGs, particularly in the ultra high therapy categories, than government and not-for-profit operators. It also found that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher activities of daily living (ADL) scores, and had a “long” average length of stay among Part A beneficiaries, compared to their government and not-for-profit counterparts. The OIG recommended that CMS vigilantly monitor overall payments to skilled nursing facilities, adjust RUG rates annually, change the method for determining how much therapy is needed to ensure appropriate payments and conduct additional reviews for skilled nursing operators that exceed certain thresholds for higher paying therapy RUGs. CMS concurred with and agreed to take action on three of the four recommendations, declining only to change the methodology for assessing a patient's therapy needs. The OIG issued a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Although we believe our therapy assessment and billing practices are consistent with applicable law and CMS requirements, we cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Two of our affiliated facilities have been listed on the report. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-RUGs patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording ADL services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others, as well as other government agencies, unions, advocacy groups and others who seek to pursue their own mandates and agendas. In its fiscal year 2014 work plan, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst skilled nursing facilities. Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, adversely change RUG rates, revise methodologies for assessing and treating patients, or conduct more frequent or intense reviews of our treatment and billing practices, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.

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

In addition, other states that do not require certificates of need have effectively barred the expansion of existing facilities and the development of new ones by placing partial or complete moratoria on the number of new Medicaid beds they will certify in certain areas or in the entire state. Other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost-prohibitive or extremely time-consuming. In addition, some states the acquisition of a facility being operated by a non-profit organization requires the approval of the state Attorney General.

Our ability to acquire or construct new facilities or expand or provide new services at existing facilities would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, certificate of need approval, Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects. Conversely, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing facilities could result in increased competition to us or result in overbuilding of facilities in some of our markets. If overbuilding in the skilled nursing industry in the markets in which we operate were to occur, it could reduce the occupancy rates of existing facilities and, in some cases, might reduce the private rates that we charge for our services.

Changes in federal and state employment-related laws and regulations could increase our cost of doing business.

Our operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act (ADA) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission (EEOC), regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Because labor represents such a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business.

The compliance costs associated with these laws and evolving regulations could be substantial. For example, all of our affiliated facilities are required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. While we are insured for these types of claims, we could experience damages that are not covered by our insurance policies or that exceed our insurance limits, and we may be required to pay such damages directly, which would negatively impact our cash flow from operations.

Compliance with federal and state fair housing, fire, safety and other regulations may require us to make unanticipated expenditures, which could be costly to us.

We must comply with the federal Fair Housing Act and similar state laws, which prohibit us from discriminating against individuals if it would cause such individuals to face barriers in gaining residency in any of our affiliated facilities. Additionally, the Fair Housing Act and other similar state laws require that we advertise our services in such a way that we promote diversity and not limit it. We may be required, among other things, to change our marketing techniques to comply with these requirements.

In addition, we are required to operate our affiliated facilities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, our affiliated skilled nursing facilities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular(often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements.

We depend largely upon reimbursement from third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated facilities as well as payor mix and payment methodologies.

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the nine months ended September 30, 2014, 70.6% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

We operate in at least one state that requires us to verify employment eligibility using procedures and standards that exceed those required under federal Form I-9 and the statutes and regulations related thereto. Proposed federal regulations would extend similar requirements to all of the states in which our affiliated facilities operate. To the extent that such proposed regulations or similar measures become effective, and we are required by state or federal authorities to verify work authorization or legal residence for current and prospective employees beyond existing Form I-9 requirements and other statutes and regulations currently in effect, it may make it more difficult for us to recruit, hire and/or retain qualified employees, may increase our risk of non-compliance with state and federal employment, immigration, licensing and other laws and regulations and could increase our cost of doing business.

We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards.

The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our operating subsidiaries and the services we provide. We and others in our industry are subject to a large and increasing number of claims and lawsuits, including professional liability claims, alleging that our services have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. Plaintiffs tend to sue every healthcare provider who may have been involved in the patient's care and, accordingly, we respond to multiple lawsuits and claims every year.

In addition, plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers and other long-term care companies, and have employed a wide variety of advertising and publicity strategies. Among other things, these strategies include establishing their own Internet websites, paying for premium advertising space on other websites, paying Internet search engines to optimize their plaintiff solicitation advertising so that it appears in advantageous positions on Internet search results, including results from searches for our company and affiliated facilities, using newspaper, magazine and television ads targeted at customers of the healthcare industry generally, as well as at customers of specific providers, including us. From time to time, law firms claiming to specialize in long-term care litigation have named us, our affiliated facilities and other specific healthcare providers and facilities in their advertising and solicitation materials. These advertising and solicitation activities could result in more claims and litigation, which could increase our liability exposure and legal expenses, divert the time and attention of the personnel of our operating subsidiaries from day-to-day business operations, and materially and adversely affect our financial condition and results of operations. Furthermore, to the extent the frequency and/or severity of losses from such claims and suits increases, our liability insurance premiums could increase and/or available insurance coverage levels could decline, which could materially and adversely affect our financial condition and results of operations.
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
A class action staffing suit was previously filed against us in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California affiliated facilities. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. We have been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, are projected to be approximately $6.5 million, of which, approximately $1.5 million of this amount was recorded in the fiscal year ended December 31, 2013 , with the balance having been expensed in prior periods. We believe that the settlement will not have a material ongoing adverse effect on our business, financial condition or results of operations.

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

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the CIA). The CIA acknowledges the existence of our current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and requires that we continue during the term of the CIA to maintain said compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. We are also required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also required to retain an Independent Review Organization (IRO) to review certain clinical documentation annually for the term of the CIA.

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

As an operator of healthcare facilities, we have a program to help us comply with various requirements of federal and private healthcare programs.  Our compliance program includes, among other things, (1) policies and procedures modeled after applicable laws, regulations, government manuals and industry practices and customs that govern the clinical, reimbursement and operational aspects of our subsidiaries, (2) training about our compliance process for all of the employees of our operating subsidiaries, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees, and (3) internal controls that monitor, for example, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training).

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have, and would continue to do so in the future, initiated internal inquiries into possible recordkeeping and related irregularities at our affiliated skilled nursing facilities, which were detected by our internal compliance team in the course of its ongoing reviews.

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have also identified and, at the conclusion of such investigations, assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our affiliated skilled nursing facilities in these areas. We continue to monitor the measures implemented for effectiveness, and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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

We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non-strategic operating subsidiaries, which would also decrease our revenue.

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

We may not be able to successfully or efficiently integrate new acquisitions with our existing operating subsidiaries, culture and systems. The process of integrating acquisitions into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing operations available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly operating subsidiaries. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at the operating subsidiaries we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.

During the nine months ended September 30, 2014, we acquired four stand-alone skilled nursing facilities, two assisted living facilities, two home health agencies, two hospice agencies, one primary care group and one transitional care management company with a total of 830 operational skilled nursing beds and 267 operational assisted living units. During the year ended December 31, 2013, we acquired seven stand-alone skilled nursing facilities, three stand-alone assisted living facilities, three home health operations, three hospice operations and one urgent care center with a total of 652 operational skilled nursing beds and 281 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operating subsidiaries and patient care at affiliated facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the affiliated facility had already been surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility's compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This affiliated facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both affiliated facilities have successfully graduated from the Centers for Medicare and Medicaid Services' Special Focus program. We currently have one affiliated facility on special focus facility status. To date, this affiliated facility has passed one of the two surveys. The successful completion of two surveys are required for a special focus facility to graduate from the program. Other affiliated facilities may be identified for such status in the future.

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

Termination of our patient admission agreements and the resulting vacancies in our affiliated facilities could cause revenue at our affiliated facilities to decline.

Most state regulations governing skilled nursing and assisted living facilities require written patient admission agreements with each patient. Several of these regulations also require that each patient have the right to terminate the patient agreement for any reason and without prior notice. Consistent with these regulations, all of our skilled nursing patient agreements allow patients to terminate their agreements without notice, and all of our assisted living resident agreements allow residents to terminate their agreements upon thirty days' notice. Patients and residents terminate their agreements from time to time for a variety of reasons, causing some fluctuations in our overall occupancy as patients and residents are admitted and discharged in normal course. If an unusual number of patients or residents elected to terminate their agreements within a short time, occupancy levels at our affiliated facilities could decline. As a result, beds may be unoccupied for a period of time, which would have a negative impact on our revenue, financial condition and results of operations.

We face significant competition from other healthcare providers and may not be successful in attracting patients and residents to our affiliated facilities.

The skilled nursing, assisted living, home health and hospice fields are highly competitive, and we expect that these fields may become increasingly competitive in the future. Our affiliated skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional multi-facility providers that have substantially greater financial resources to small providers who operate a single nursing facility. We also compete with other skilled nursing and assisted living facilities, and with inpatient rehabilitation facilities, long-term acute care hospitals, home healthcare and other similar services and care alternatives. Increased competition could limit our ability to attract and retain patients, attract and retain skilled personnel, maintain or increase private pay and managed care rates or expand our business.

We may not be successful in attracting patients to our operating subsidiaries, particularly Medicare, managed care, and private pay patients who generally come to us at higher reimbursement rates. Some of our competitors have greater financial and other resources than us, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we do and may thereby attract current or potential patients. Other competitors may have lower expenses or other competitive advantages, and, therefore, present significant price competition for managed care and private pay patients. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, or if the frequency of CMS surveys and enforcement sanctions increases, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. In addition, CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. From time to time, we experience a higher than normal number of negative survey findings in some of our affiliated facilities.

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
CMS also recently announced two proposed post-acute care provider initiatives. First, CMS proposes to expand and strengthen the Five Star Quality Rating System for nursing homes to improve consumer information about quality measures at individual nursing homes. In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.

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

With few exceptions, workers' compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (SIR) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, except Washington and Texas, and elected non-subscriber status for workers' compensation in Texas. In Washington, the insurance coverage is financed through premiums paid by the employers and employees. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

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

The geographic concentration of our affiliated facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.

Our affiliated facilities located in California, Texas and Arizona account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 30% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

In addition, our affiliated facilities in Texas, Nebraska and Iowa are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our affiliated facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our affiliated facilities, and the availability of employees to provide services at our affiliated facilities. If the delivery of goods or the ability of employees to reach our affiliated facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our affiliated facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our affiliated facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

The actions of a national labor union that has pursued a negative publicity campaign criticizing our business in the past may adversely affect our revenue and our profitability.

We continue to maintain our right to inform the employees of our operating subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staffs at our affiliated facilities that have been approached to unionize have uniformly rejected union organizing efforts. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.

The unwillingness on the part of both our management and staff to accede to union demands for “neutrality” and other concessions has resulted in a negative labor campaign by at least one labor union, the Service Employees International Union. From 2002 to 2007, this union, and individuals and organizations allied with or sympathetic to this union actively prosecuted a negative retaliatory publicity action, also known as a “corporate campaign,” against us and filed, promoted or participated in multiple legal actions against us. The union's campaign asserted, among other allegations, poor treatment of patients, inferior medical services provided by the employees of our operating subsidiaries, poor treatment of the employees of our operating subsidiaries, and health code violations by us. In addition, the union has publicly mischaracterized actions taken by the DHS against us and our affiliated facilities. In numerous cases, the union's allegations created the false impression that violations and other events that occurred at facilities prior to our acquisition of those facilities were caused by us. Since a large component of our business involves acquiring underperforming and distressed facilities, and improving the quality of operations at these facilities, we may have been associated with the past poor performance of these facilities. To the extent this union or another elects to directly or indirectly prosecute a corporate campaign against us or any of our affiliated facilities, our business could be negatively affected.

The Service Employees International Union has issued in the past, and may again issue in the future, public statements alleging that we or other for-profit skilled nursing operators have engaged in unfair, questionable or illegal practices in various areas, including staffing, patient care, patient evaluation and treatment, billing and other areas and activities related to the industry and our operating subsidiaries. We continue to anticipate similar criticisms, charges and other negative publicity from such sources on a regular basis, particularly in the current political environment and following the recent December 2010 OIG report entitled “Questionable Billing by Skilled Nursing Facilities," described above in " The Office of the Inspector General or other organizations may choose to more closely scrutinize the billing practices of for-profit skilled nursing facilities, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations ." Two of our affiliated facilities have been listed on the report. Such reports provide unions and their allies with additional opportunities to make negative statements about, and to encourage regulators to seek investigatory and enforcement actions against, the industry in general and non-union operators like us specifically. Although we believe that our operations and business practices substantially conform to applicable laws and regulations, we cannot predict the extent to which we might be subject to adverse publicity or calls for increased regulatory scrutiny from union and union ally sources, or what effect, if any, such negative publicity would have on us, but to the extent they are successful, our revenue may be reduced, our costs may be increased and our profitability and business could be adversely affected.

This union has also attempted to pressure hospitals, doctors, insurers and other healthcare providers and professionals to cease doing business with or referring patients to us. If this union or another union is successful in convincing the patients of our operating subsidiaries, their families or our referral sources to reduce or cease doing business with us, our revenue may be reduced and our profitability could be adversely affected. Additionally, if we are unable to attract and retain qualified staff due to negative public relations efforts by this or other union organizations, our quality of service and our revenue and profits could decline. Our strategy for responding to union allegations involves clear public disclosure of the union's identity, activities and agenda, and rebuttals to its negative campaign.

Our ability to respond to unions, however, may be limited by some state laws, which purport to make it illegal for any recipient of state funds to promote or deter union organizing. For example, such a state law passed by the California Legislature was successfully challenged on the grounds that it was preempted by the National Labor Relations Act, only to have the challenge overturned by the Ninth Circuit in 2006 before being ultimately upheld by the United States Supreme Court in 2008. In addition, proposed legislation making it more difficult for employees and their supervisors to educate co-workers and oppose unionization, such as the proposed Employee Free Choice Act which would allow organizing on a single “card check” and without a secret ballot and similar changes to federal law, regulation and labor practice being advocated by unions and considered by Congress and the National Labor Relations Board, could make it more difficult to maintain union-free workplaces in our affiliated facilities. If proponents of these and similar laws are successful in facilitating unionization procedures or hindering employer responses thereto, our ability to oppose unionization efforts could be hindered, and our business could be negatively affected.

Because we lease substantially all of our affiliated facilities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations.
As of September 30, 2014, we leased 118 of our 127 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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
In addition, if some of our leased affiliated facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could adversely affect our business, financial condition and results of operations.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.

In May 2014, we paid in full all outstanding borrowings under the Senior Credit Facility, bonds and mortgage notes and transferred remaining outstanding borrowings under the Ten Project Notes and promissory notes to CareTrust in connection with the Spin-Off. We also entered into the 2014 Credit Facility in May 2014 with a lending consortium arranged by SunTrust (the 2014 Credit Facility) in an aggregate amount of $150.0 million. As of September 30, 2014, we have no borrowings outstanding under the 2014 Credit Facility.

One September 24, 2014, we assumed an existing HUD-insured loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with our acquisition of the assisted living facility in Arizona. The term of the mortgage loan is for twenty five years, with monthly principal and interest payments. The balance of the loan due on October 1, 2037. With the exception of the HUD-insured loan, we have no other borrowings outstanding as of September 30, 2014.

In addition, we had $1.1 billion of future operating lease obligations as of September 30, 2014. We intend to continue financing our affiliated facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Because our term loans, promissory notes, bonds, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operating subsidiaries, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.

If we decide to expand our presence in the assisted living, home health, hospice or urgent care industries, we would become subject to risks in a market in which we have limited experience.

The majority of our affiliated facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living, home health, hospice and urgent care industries or other relevant healthcare service, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operating subsidiaries generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operating subsidiaries. In addition, assisted living and urgent care revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, assisted living, home health, hospice and urgent care are regulated by different agencies, and we have less experience with the agencies that regulate assisted living, home health, hospice and urgent care. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living, home health, hospice and urgent care industries, we might have to adjust part of our existing business model, which could have an adverse effect on our business.

If our referral sources fail to view us as an attractive skilled nursing provider, or if our referral sources otherwise refer fewer patients, our patient base may decrease.

We rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract appropriate residents and patients to our affiliated facilities. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of our patient care and our efforts to establish and build a relationship with our referral sources. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships, or if we are perceived by our referral sources as not providing high quality patient care, our occupancy rate and the quality of our patient mix could suffer. In addition, if any of our referral sources have a reduction in patients whom they can refer due to a decrease in their business, our occupancy rate and the quality of our patient mix could suffer.

We may need additional capital to fund our operating subsidiaries and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.

Our ability to maintain and enhance our affiliated facilities and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our affiliated facilities and equipment. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging and obsolete facilities and equipment. In addition, continued expansion of our business through the acquisition of existing facilities, expansion of our existing facilities and construction of new facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, some of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

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

One of our affiliated facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

Failure to comply with existing environmental laws could result in increased expenditures, litigation and potential loss to our business and in our asset value.

Our operating subsidiaries are subject to regulations under various federal, state and local environmental laws, primarily those relating to the handling, storage, transportation, treatment and disposal of medical waste; the identification and warning of the presence of asbestos-containing materials in buildings, as well as the encapsulation or removal of such materials; and the presence of other substances in the indoor environment.

Our affiliated facilities generate infectious or other hazardous medical waste due to the illness or physical condition of the patients. Each of our affiliated facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste, but the use of a waste management company does not immunize us from alleged violations of such laws for operating subsidiaries for which we are responsible even if carried out by a third party, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.

Some of the affiliated facilities we lease, own or may acquire may have asbestos-containing materials. Federal regulations require building owners and those exercising control over a building's management to identify and warn their employees and other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials. The presence of asbestos-containing materials, or the failure to properly dispose of or remediate such materials, also may adversely affect our ability to attract and retain patients and staff, to borrow when using such property as collateral or to make improvements to such property.

The presence of mold, lead-based paint, underground storage tanks, contaminants in drinking water, radon and/or other substances at any of the affiliated facilities we lease, own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. Furthermore, in some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a facility to retain or attract patients and staff and could adversely affect a facility's market value and ultimately could lead to the temporary or permanent closure of the facility.

If we fail to comply with applicable environmental laws, we would face increased expenditures in terms of fines and remediation of the underlying problems, potential litigation relating to exposure to such materials, and a potential decrease in value to our business and in the value of our underlying assets.

In addition, because environmental laws vary from state to state, expansion of our operating subsidiaries to states where we do not currently operate may subject us to additional restrictions in the manner in which we operate our affiliated facilities.

If we fail to safeguard the monies held in our patient trust funds, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties.

Each of our affiliated facilities is required by federal law to maintain a patient trust fund to safeguard certain assets of their residents and patients. If any money held in a patient trust fund is misappropriated, we are required to reimburse the patient trust fund for the amount of money that was misappropriated. If any monies held in our patient trust funds are misappropriated in the future and are unrecoverable, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties pursuant to federal and state laws.

We are a holding company with no operations and rely upon our multiple independent operating subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.

We are a holding company with no direct operating assets, employees or revenues. Each of our affiliated facilities is operated through a separate, wholly-owned, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or shareholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information
None.

Item 6.        Exhibits
EXHIBIT INDEX

Exhibit	Description

3.2	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (incorporated be reference to Exhibit 3.2 to our current report on Form 8-K filed on August 8, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

November 5, 2014	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

3.2	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (incorporated be reference to Exhibit 3.2 to our current report on Form 8-K filed on August 8, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)