Form 10-K
period 2014-12-31
ENSIGN GROUP, INC
filed 2015-02-09
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes     ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2014, was approximately $623,416,000.

As of February 5, 2015, 22,616,050 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2015 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors created under the Securities Act of 1933 (Security Act) and the Securities Exchange Act of 1934 (Exchange Act). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Annual Report on Form 10-K, the words, "Ensign," Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated facilities, operating subsidiaries, the Service Center (defined below) and our wholly-owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we”, “us”, “our” and similar terms in this Annual Report is not meant to imply that any of our affiliated facilities, operating subsidiaries, the Service Center or the Captive are operated by the same entity.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. In addition, our wholly-owned captive insurance subsidiary, which we refer to as the Captive, provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers' compensation insurance liabilities.

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

PART I.

Item 1.    Business
Company Overview

We, through our operating subsidiaries, are a provider of skilled nursing, rehabilitative care services, home health, home care, hospice care, assisted living and urgent care services. As of December 31, 2014, we operated 136 facilities, twelve home health and eleven hospice operations, one home care business, one transitional care management company, fourteen urgent care centers and a mobile x-ray and diagnostic company, located in Arizona, California, Colorado, Idaho, Iowa, Oregon, Nebraska, Nevada, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of healthcare services, including skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services.

Our organizational structure is centered upon local leadership. We believe our organizational structure, which empowers leaders and staff at the local level, is unique within the healthcare services industry. Each of our operations is led by highly dedicated individuals who are responsible for key operational decisions at their operations. Leaders and staff are trained and motivated to pursue superior clinical outcomes, high patient and family satisfaction, operating efficiencies and financial performance at their operations.

We encourage and empower our leaders and staff to make their operation the “operation of choice” in the community it serves. This means that our leaders and staff are generally authorized to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering for and reputation in that particular community or market. We believe that our localized approach encourages prospective customers and referral sources to choose or recommend the operation. In addition, our leaders are enabled and motivated to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in order to improve clinical care, enhance patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.

We view healthcare services primarily as a local business, influenced by personal relationships and community reputation. We believe our success is largely dependent upon our ability to build strong relationships with key stakeholders from the local healthcare community, based upon a solid foundation of reliably superior care. Accordingly, our brand strategy is focused on encouraging the leaders and staff of each operation to focus on clinical excellence, and promote their operation independently within their local community.

Much of our historical growth can be attributed to our expertise in acquiring real estate or leasing both under-performing and performing post-acute care operations and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. We plan to continue to grow our revenue and earnings by:

•continuing to grow our talent base and develop future leaders;

•increasing the overall percentage or “mix” of higher-acuity patients;

•focusing on organic growth and internal operating efficiencies;

•continuing to acquire additional operations in existing and new markets;

•expanding and renovating our existing operations;

•constructing new facilities in existing and new markets, and

•strategically investing in and integrating other post-acute care healthcare businesses.

Company History

Our company was formed in 1999 with the goal of establishing a new level of quality care within the skilled nursing industry. The name “Ensign” is synonymous with a “flag” or a “standard,” and refers to our goal of setting the standard by which all others in our industry are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our operating subsidiaries, and set a new industry standard for quality skilled nursing and rehabilitative care services.

We organize our operating subsidiaries into portfolio companies, which we believe has enabled us to maintain a local, field-driven organizational structure and attract additional qualified leadership talent, and to identify, acquire, and improve operations at a generally faster rate. Each of our portfolio companies has its own president. These presidents, who are experienced and proven leaders that are generally taken from the ranks of operational CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this organizational structure has improved the quality of our recruiting and will continue to facilitate successful acquisitions.

On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to Ensign stockholders on a pro rata basis (the Spin-Off). Our stockholders received one share of CareTrust common stock for each share of our common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. Prior to the Spin-Off, we transferred 97 skilled nursing, assisted and independent living facilities to CareTrust. We continue to operate 94 of these facilities under multiple, long-term, triple-net leases with CareTrust.

Beginning in the fourth quarter of 2014, we realigned our operating segments to more closely correlate with our service offerings, which coincide with the way that we measure performance and allocate resources. We have two reportable operating segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities and is the largest portion of our business; and (2) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.

We also report an “all other” category that includes revenue from our urgent care centers and a mobile x-ray and diagnostic company. Our urgent care centers and mobile x-ray and diagnostic businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of our home health and hospice business led us to separate our home health and hospice businesses into distinct reportable segment in the fourth quarter of 2014. Previously, we had a single reportable segment, healthcare services, which included providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. We have presented 2013 and 2012 financial information in this Annual Report on a comparative basis to conform with the current year segment presentation. For more information about our operating segments, as well as financial information, see Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Business Segments of the Notes to Consolidated Financial Statements.

Transitional, Skilled and Assisted Living Services Segment

Skilled Nursing Operations

As of December 31, 2014, our skilled nursing companies provided skilled nursing care at 121 operations, having 12,560 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah, Wisconsin and Washington. Through our skilled nursing operations, we provide short stay patients and long stay patients with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services. We generate our revenue from Medicaid, private pay, managed care and Medicare payors. In the year ended December 31, 2014, approximately 42.5% and 28.9% of our skilled nursing revenue was derived from Medicaid and Medicare programs, respectively.

Assisted and Independent Living Operations

We complement our skilled nursing care business by providing assisted and independent living services at 32 operations, of which 17 are located on the same site location as our skilled nursing care operations. As of December 31, 2014, we had 2,165 units. Our assisted living companies located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. We generate revenue at these units primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs. During the year ended December 31, 2014, approximately 98.8% of our assisted and independent living revenue was derived from private pay sources.

Home Health and Hospice Services Segment

Home Health

As of December 31, 2014, we provided home health care services in California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. Our home health care services generally consist of providing some combination of the nursing, speech, occupational and physical therapists, medical social workers and certified home health aide services. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. We derive the majority of our home health revenue from Medicare and managed care. During the year ended December 31, 2014, approximately 58.7% of our home health revenue were derived from Medicare.

Hospice

As of December 31, 2014, we provided hospice care services in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consists primarily of palliative and clinical care, education and counseling. We derive the majority of our hospice revenue from Medicare reimbursement. During the year ended December 31, 2014, approximately 84.5% of our hospice revenue was derived from Medicare.

Other

In addition, as of December 31, 2014, we operated 14 urgent care clinics and held 80% of the membership interest of a mobile x-ray and diagnostic company. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. Our diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities.

Growth

We have an established track record of successful acquisitions. Much of our historical growth can be attributed to our expertise in acquiring real estate or leasing both under-performing and performing post-acute care operations and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. With each acquisition, we apply our core operating expertise to improve these operations, both clinically and financially. In years where pricing has been high, we have focused on the integration and improvement of our existing operating subsidiaries while limiting our acquisitions to strategically situated properties.

In the last few years, our acquisition activity accelerated, allowing us to add 35 facilities between January 1, 2012 and December 31, 2014. From January 1, 2008 through December 31, 2014, we acquired 76 facilities, which added 7,884 operational beds to our operating subsidiaries.

During the year ended December 31, 2014, we continued to expand our operations with the addition of fifteen stand-alone skilled nursing operations, three assisted living operations, three home health agencies, four hospice agencies, one home care business, one primary care group and one transitional care management company. We also opened seven urgent care centers during 2014. The following table summarizes our growth through December 31, 2014:

	December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013		2014
Cumulative number of skilled nursing, assisted and independent living operations	46	57	61	63	77	82	102	108	119	(1)	136	(1)
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,204	(1)	14,725	(1)
Number of home health and hospice agencies	—	—	—	—	1	3	7	10	16		23
Number of urgent care centers	—	—	—	—	—	—	—	3	7		14
(1) Included in 2013 operational beds/units are operational beds/units of the three independent living facilities we transferred to CareTrust as part of the Spin-Off. Prior to the Spin-Off, the Company separated the healthcare operations from the independent living operations at two locations, resulting in two separate facilities and transferred the two separate facilities and one stand-alone independent facilities to CareTrust. Included in 2013 number of operations includes the one stand-alone independent facility transferred to CareTrust as part of the Spin-Off. 2014 operational beds/units and number of operations do not include the three independent living facilities.
New Market CEO and New Ventures Programs.  In order to broaden our reach into new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring facilities and establishing an operating platform for future growth. In addition, this program was expanded to broaden our reach to other lines of business closely related to the skilled nursing industry through our New Ventures program. For example, we entered into home health as part of this program. The New Ventures program encourages facility CEOs to evaluate service offerings with the goal of establishing an operating platform in new markets. We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.
Real Estate Investment Trust (REIT) Spin-Off. On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two separate publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to our stockholders on a pro rata basis (the Spin-Off). Our stockholders received one share of CareTrust common stock for each share of our common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. As a result of the Spin-Off, we lease back real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities from CareTrust on a triple-net basis (the Master Leases), under which we are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary, CareTrust raised $260.0 million of debt financing (The Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50.7 million to an aggregate principal amount of $99.0 million (the Ten Project Note). The Ten Project Note and The Bond were assumed by CareTrust in connection with the Separation and Distribution Agreement. CareTrust transferred $220.8 million to us, a portion of which we used to retire $208.6 million of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalties and other third party fees relating to the early retirement of outstanding debt. We also retained $8.2 million of the amount CareTrust transferred, which we used to pay regular quarterly dividend payments. See further details of the Spin-Off at Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust of Notes to Consolidated Financial Statements.
As a result of the early retirement of long-term debt, we incurred losses of $5.8 million consisting of $4.1 million in repayment penalties and the write-off of unamortized debt discount and deferred financing costs and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap. We also entered into a new credit facility agreement (2014 Credit Facility) in an aggregate principal amount of $150.0 million with a lending consortium arranged by SunTrust effective May 30, 2014. We have and continue to expect to use the 2014 Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes. As of December 31, 2014, our subsidiaries had $65.0 million outstanding on the 2014 Credit Facility. See further details at Note 18, Debt of Notes to Consolidated Financial Statements.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of December 31, 2014:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	Total
Cumulative number of skilled nursing and assisted living operations	46	16	26	12	7	8	6	3	5	5	2	136
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,806	2,446	3,146	1,360	587	739	477	304	366	356	138	14,725
In addition to the facility acquisitions above, in 2014, we acquired seven home health and hospice agencies. As of December 31, 2014, we provided home health and hospice services through our 23 operating subsidiaries in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
In the first quarter of 2014, we acquired a skilled nursing operation and a transitional care managing company in two states for an aggregate purchase price of $9.1 million. The acquisition of the skilled nursing operation added 196 operational skilled nursing beds to our operating subsidiaries. The acquisition of the transitional care managing company did not have an impact on the number of beds operated by our operating subsidiaries.
In the second quarter of 2014, we acquired three skilled nursing operations, one assisted living operation, one home health agency, one hospice agency and one primary care group in four states for an aggregate purchase price of $29.3 million. The acquisitions of the three skilled nursing and one assisted living operations added 368 and 144 operational skilled nursing beds and assisted living units, respectively, to our operating subsidiaries. The acquisitions of the home health and hospice agencies and primary care group did not have an impact on the number of beds operated by our operating subsidiaries.
In addition, during the second quarter of 2014, we acquired the underlying assets of two skilled nursing operations in two states, which we previously operated under a long-term lease agreement, for an aggregate purchase price of approximately $7.5 million. These acquisitions did not have an impact on our operational bed count. We also entered into long-term lease agreements and assumed the operations of two skilled nursing facilities in two states. These transactions added 199 operational skilled nursing beds to our operating subsidiaries. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the leases.
During the third quarter of 2014, we acquired an assisted living operation, a hospice agency, a home health agency and a hospice license in three states for an aggregate purchase price of $8.3 million. We assumed an existing HUD-insured loan as part of the transaction. We also entered into a long-term lease agreement and assumed the operations of one skilled nursing facility in one state. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the lease. The acquisition of the assisted living operation and the long-term lease of a skilled nursing operation added 135 and 67 operational assisted living units and skilled nursing beds, respectively, to our operating subsidiaries. The acquisitions of the home health and hospice agencies and hospice license did not have an impact on the number of beds operated by our operating subsidiaries.

During the fourth quarter of 2014, we acquired eight skilled nursing operations, two assisted living operations, one home health agency, two hospice agencies and one private home care business in three states for an aggregate purchase price of $49.8 million. The acquisitions of skilled nursing and assisted living operations added 623 and 66 operational skilled nursing beds and assisted living units, respectively, to our operating subsidiaries. The acquisitions of the home health and hospice agencies and private home care business did not have an impact on the number of beds operated by our operating subsidiaries.
Subsequent to the fourth quarter of 2014, we acquired five skilled nursing operations, two assisted living operations, two independent living operations, one home health agency and two urgent care clinics in three states for an aggregate purchase price of $38.6 million. The acquisition of the skilled nursing operations and assisted and independent living operations added 419 and 286 operational skilled nursing beds and assisted and independent living units, respectively, to our operating subsidiaries. The acquisitions of the home health agency and urgent care centers did not have an impact on the number of beds operated by our operating subsidiaries.
See further discussion of facility acquisitions in Note 8, Acquisitions in Notes to Consolidated Financial Statements.

Quality of Care Measures

In December 2008, the Centers for Medicare and Medicaid Services (CMS) introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date. Generally we acquire facilities with a 1 or 2-Star rating. We believe compliance and quality outcomes are precursors to outstanding financial performance. The table below summarizes the improvements we have made in these quality measures since 2010:

	As of December 31,
	2010	2011	2012	2013	2014
Cumulative number of facilities	82	102	108	119	136
4 and 5-Star Quality Rated facilities	21	38	45	60	77
Percentage of 4 and 5-Star Quality Rated facilities	25.6%	37.3%	41.7%	50.4%	56.6%
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

•
Accountable Care Organizations and Reimbursement Reform. A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization (ACO) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.   Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.   In addition, CMS is implementing demonstration programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On January 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018. Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.

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
Effects of Changing Prices
Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing operations under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations.

CMS Rulings. On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA).

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimated that aggregate payments to skilled nursing facilities would increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflected a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% MFP as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. In its 2014 report to congress, the Medicare Payment Advisory Commission recommended eliminating the market basket update and reducing payments through the SNF prospective payments system.

On July 27, 2012, CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflected a 2.5% market basket increase, reduced by a 0.7% MFP adjustment mandated by the PPACA. This increase was offset by the 2% sequestration reduction, which became effective April 1, 2013.

On October 30, 2014, CMS announced payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.3%, or $60 million. The decrease reflects the effects of the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the Affordable Care Act. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if each home health agency (HHA) claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

On November 22, 2013, CMS issued its final ruling regarding Medicare payment rates for home health agencies effective January 1, 2014. As required by the PPACA, this rule included rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. Under the ruling, CMS projected that Medicare payments to home health agencies in calendar year 2014 would be reduced by 1.05%, or $200 million, reflecting the combined effects of the 2.3% increase in the home health national payment update percentage; offset by a 2.7% decrease due to rebasing adjustments to the national, standardized 60-day episode payment rate, mandated by the Affordable Care Act; and a 0.6% decrease due to the effects of Home Health Prospective Payment Systems Grouper refinements. This final rule also updated the home health wage index for calendar year 2014. The ruling also established home health quality reporting requirements for 2014 payment and subsequent years to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities and intermediate care facilities for individuals with intellectual disabilities.

In November 2012, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2013. These final regulations implemented a net market basket increase of 1.3% consisting of a 2.3% market basket inflation increase, less a 1.0% adjustment mandated by the PPACA. In addition, CMS implemented a 1.3% reduction in case mix. CMS projected the impact of these changes would result in a less than 0.1% decrease in payments to home health agencies.

On August 1, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.4% increase in their payments for fiscal year 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.9% minus 0.8% for reductions required by law) and a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF).  The final rule also states that CMS will begin national implementation of the CAHPS Hospice Survey starting January 1, 2015.  In the final rule, CMS requires providers to complete their hospice cap determination within 150 days after the cap period and remit any overpayments.  If a hospice does not complete its cap determination in a timely fashion, its Medicare payments would be suspended until the cap determination is complete and received by the contractor.  This is similar to the current practice for all other provider types that file cost reports with Medicare.

On August 2, 2013, CMS issued its final rule that updated fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices were projected to see an estimated 1.0% increase in their payments for fiscal year 2014. The hospice payment increase was the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), offset by a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF). As finalized in this rule, CMS planned to update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index became effective on October 1, 2013.

In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. These final regulations implemented a net market basket increase of 1.6% consisting of a 2.6% market basket inflation increase, less offsets to the standard payment conversion factor mandated by the PPACA of 0.7% to account for the effect of a productivity adjustment, and 0.3% as required by statute. CMS projected the impact of these changes would result in a 0.9% increase in payments to hospice providers.
On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintains the 0.5% update for such services through December 31, 2014 and provides a 0.0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute creates a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services.

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
On February 22, 2012, the President signed into law H.R. 3630, which among other things, delayed a cut in physician and Part B services.  In establishing the funding for the law, payments to nursing facilities for patients' unpaid Medicare A co-insurance was reduced. The Deficit Reduction Act of 2005 had previously limited reimbursement of bad debt to 70% on privately responsibility co-insurance. However, under H.R. 3630, this reimbursement will be reduced to 65%.
Further, prior to the introduction of H.R. 3630, we were reimbursed for 100% of bad debt related to dual-eligible Medicare patients' co-insurance.  H.R. 3630 will phase down the dual-eligible reimbursement over three years.  Effective October 1, 2012, Medicare dual-eligible co-insurance reimbursement decreased from 100% to 88%, with further rates reductions to 77% and 65% as of October 1, 2013 and 2014, respectively.  Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.

Medicare Part B Therapy Cap. Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The Deficit Reduction Act of 2005 (DRA) added Sec. 1833(g)(5) of the Social Security Act and directed CMS to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary.

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Protecting Access to Medicare Act of 2014, which extends the cap and exception process through March 31, 2015. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,920 threshold. The manual medical review exception process applies at the $3,700 threshold. Every claim exceeding threshold after April 1, 2014 is subject to Manual Medical Review (MMR). The Texas and California ‘Pre-Payment’ MMR has been discontinued at this point in time. All states continued to be subject to post payment review when exceeding $3,700 Speech/Part time combined and $3,700 overtime alone. All threshold exceptions over $3,700 are subject to review. It was expected that the MMR Pre-Payment Review would be reinstated in August 2014. However, due to the continued delay in awarding new Recovery Auditor contracts, the CMS initiated contract modifications to the current Recovery Auditor contracts to allow the Recovery Auditors to restart some reviews. Most reviews will be done on an automated basis, but a limited number will be complex reviews of topics selected by CMS. While the RAC Contractors have begun to reinstate some reviews, the Part B ‘Pre-Payment’ MMR Pause continues at this time.

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
Medicare Coverage Settlement Agreement. A proposed federal class action settlement was filed in federal district court on October 16, 2012 that would end the Medicare coverage standard for skilled nursing, home health and outpatient therapy services that a beneficiary's condition must be expected to improve. The settlement was approved on January 24, 2013, which tasked CMS with revising its Medicare Benefit Manual and numerous other policies, guidelines and instructions to ensure that Medicare coverage is available for skilled maintenance services in the home health, skilled nursing and outpatient settings. CMS must also develop and implement a nationwide education campaign for all who make Medicare determinations to ensure that beneficiaries with chronic conditions are not denied coverage for critical services because their underlying conditions will not improve. At the conclusion of the CMS education campaign, the members of the class will have the opportunity for re-review of their claims, and a two- or three-year monitoring period will commence. Implementation of the provisions of this settlement agreement could favorably impact Medicare coverage reimbursement for our services.

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see Item 1A. Risk Factors -

Risks Related to Our Business and Industry - “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements." The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

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

Medicare.  Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must sign a Medicare provider agreement and meet the CMS “Conditions of Participation” on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system. The prospective payment for each beneficiary is based upon the medical condition of and care needed by the beneficiary. Medicare skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

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

Billing and Reimbursement.  Our revenue from government payors, including Medicare and state Medicaid agencies, is subject to retroactive adjustments in the form of claimed overpayments and underpayments based on rate adjustments, audits or asserted billing and reimbursement errors. We believe billing and reimbursement errors, disagreements, overpayments and underpayments are common in our industry, and we are regularly engaged with government payors and their contractors in reviews, audits and appeals of our claims for reimbursement due to the subjectivity inherent in the processes related to patient diagnosis and care, recordkeeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors or disagreements those subjectivities can produce.

We take seriously our responsibility to act appropriately under applicable laws and regulations, including Medicare and Medicaid billing and reimbursement laws and regulations. Accordingly, we employ accounting, reimbursement and compliance specialists who train, mentor and assist our clerical, clinical and rehabilitation staffs in the preparation of claims and supporting documentation, regularly monitor billing and reimbursement practices within our operating subsidiaries, and assist with the appeal of overpayment and recoupment claims generated by governmental, Medicare contractors and other auditors and reviewers. In addition, due to the potentially serious consequences that could arise from any impropriety in our billing and reimbursement processes, we investigate allegations of impropriety or irregularity relative thereto, and sometimes do so with the aid of outside auditors (other than our independent registered public accounting firm), attorneys and other professionals.

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
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "all other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year Ended December 31, 2014
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$352,874	$5,245	$—		$358,119	34.9%
Medicare	274,723	38,421	—		313,144	30.5
Medicaid-skilled	51,157	—	—		51,157	5.0
Subtotal	678,754	43,666	—		722,420	70.4
Managed care	138,215	7,581	—		145,796	14.2
Private and other	133,349	3,269	22,572	(1)	159,190	15.4
Total revenue	$950,318	$54,516	$22,572		$1,027,406	100.0%
(1) Private and other payors from our "all other" category includes revenue from urgent care centers and other ancillary businesses.

	Year Ended December 31, 2013
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$320,580	$3,223	$—		$323,803	35.8%
Medicare	264,223	28,694	—		292,917	32.4
Medicaid-skilled	36,085	—	—		36,085	4.0
Subtotal	620,888	31,917	—		652,805	72.2%
Managed care	112,669	5,499	—		118,168	13.1
Private and other	119,722	2,346	11,515	(1)	133,583	14.7
Total revenue	$853,279	$39,762	$11,515		$904,556	100.0%
(1) Private and other payors from our "all other" category includes revenue from urgent care centers and other ancillary businesses.

	Year Ended December 31, 2012
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$301,051	$995	$—		$302,046	36.7%
Medicare	261,745	16,833	—		278,578	33.8
Medicaid-skilled	25,418	—	—		25,418	3.1
Subtotal	588,214	17,828	—		606,042	73.6
Managed care	102,737	3,531	—		106,268	12.9
Private and other	108,702	1,927	216	(1)	110,845	13.5
Total revenue	$799,653	$23,286	$216		$823,155	100.0%
(1) Private and other payors from our "all other" category includes revenue from urgent care centers and other ancillary businesses.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing operations over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2014	2013	2012
Percentage of Skilled Nursing Days:
Medicare	14.2%	14.8%	15.3%
Managed care	9.7	8.9	9.0
Other skilled	3.7	2.7	1.6
Skilled mix	27.6	26.4	25.9
Private and other payors	13.1	13.7	13.2
Quality mix	40.7	40.1	39.1
Medicaid	59.3	59.9	60.9
Total skilled nursing	100.0%	100.0%	100.0%

Reimbursement for Specific Services

Reimbursement for Skilled Nursing Services.  Skilled nursing facility revenue is primarily derived from Medicaid, private pay, managed care and Medicare payors. Our skilled nursing operations provide Medicaid-covered services to eligible individuals consisting of nursing care, room and board and social services. In addition, states may, at their option, cover other services such as physical, occupational and speech therapies.

Reimbursement for Rehabilitation Therapy Services.  Rehabilitation therapy revenue is primarily received from private pay, managed care and Medicare for services provided at skilled nursing operations and assisted living operations. The payments are based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Reimbursement for Assisted Living Services.  Assisted living facility revenue is primarily derived from private pay patients at rates we establish based upon the services we provide and market conditions in the area of operation. In addition, Medicaid or other state-specific programs in some states where we operate supplement payments for board and care services provided in assisted living facilities.

Reimbursement for Hospice Services.  Hospice revenues are primarily derived from Medicare. We receive one of four predetermined daily or hourly rates based on the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations.

We are subject to two limitations on Medicare payments for hospice services. First, if inpatient days of care provided to patients at a hospice exceed 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid at the routine home care rate.

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

Competition

The skilled nursing industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. We also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the skilled nursing industry are:

•	ability to attract and to retain qualified management and caregivers;

•	reputation and commitment to quality;

•	attractiveness and location of facilities;

•	the expertise and commitment of the facility management team and employees; and

•	community value, including amenities and ancillary services.

We seek to compete effectively in each market by establishing a reputation within the local community as the “operation of choice.” This means that the operation leaders are generally free to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then create a superior service offering and reputation for that particular community or market that is calculated to encourage prospective customers and referral sources to choose or recommend the operation.

Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we offer, and may therefore attract individuals who are currently patients of our facilities, potential patients of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

There are few barriers to entry in the home health and hospice business in jurisdictions that do not require certificates of need or permits of approval. Our primary competition in these jurisdictions comes from local privately and publicly-owned and hospital-owned health care providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis and charity-funded programs that may have strong ties to their local medical communities and receive charitable contributions that are unavailable to us.

Our other services, such as assisted living facilities and other ancillary services, also compete with local, regional, and national companies. The primary competitive factors in these businesses are similar to those for our skilled nursing facilities and include reputation, cost of services, quality of clinical services, responsiveness to patient/resident needs, location and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping.

Our Competitive Strengths

We believe that we are well positioned to benefit from the ongoing changes within our industry. We believe that our ability to acquire, integrate and improve our facilities is a direct result of the following key competitive strengths:

 Experienced and Dedicated Employees.  We believe that our operating subsidiaries' employees are among the best in their respective industry. We believe each of our operating subsidiaries is led by an experienced and caring leadership team, including dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual operations. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to lead our operating subsidiaries. These leaders operate as separate local businesses. With broad local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

 Unique Incentive Programs.  We believe that our employee compensation programs are unique within the industry. Employee stock options and performance bonuses, based on achieving target clinical quality, cultural, compliance and financial benchmarks, represent a significant component of total compensation for our operational leaders. We believe that these compensation programs assist us in encouraging our leaders and key employees to act with a shared ownership mentality. Furthermore, our leaders are motivated to help local operations within a defined “cluster,” which is a group of geographically-proximate operations that share clinical best practices, real-time financial data and other resources and information.

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

 Innovative Service Center Approach.  We do not maintain a corporate headquarters; rather, we operate a Service Center to support the efforts of each operation. Our Service Center is a dedicated service organization that acts as a resource and provides centralized information technology, human resources, accounting, payroll, legal, risk management, educational and other centralized services, so that local leaders can focus on delivering top-quality care and efficient business operations. Our Service Center approach allows individual operations to function with the strength, synergies and economies of scale found in larger organizations, but without what we believe are the disadvantages of a top-down management structure or corporate hierarchy. We believe our Service Center approach is unique within the industry, and allows us to preserve the “one-facility-at-a-time” focus and culture that has contributed to our success.

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

As of December 31, 2014, we have acquired 136 facilities with 14,725 operational beds, including 1,901 assisted living beds and 264 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We also intend to consider the construction of new facilities as we determine that market conditions justify the cost of new construction in some of our markets.

Reputation for Quality Care.  We believe that we have achieved a reputation for high-quality and cost-effective care and services to our patients and residents within the communities we serve. We believe that our reputation for quality, coupled with the integrated services that we offer, allows us to attract patients that require more intensive and medically complex care and generally result in higher reimbursement rates than lower acuity patients.

Community Focused Approach.  We view our services primarily as a local, community-based business. Our local leadership-centered management culture enables each operation's nursing and support staff and leaders to meet the unique needs of their patients and local communities. We believe that our commitment to this “one-operation-at-a-time” philosophy helps to ensure that each operation, its patients, their family members and the community will receive the individualized attention they need. By serving our patients, their families, the community and our fellow healthcare professionals, we strive to make each individual facility the operation of choice in its local community.

We further believe that when choosing a healthcare provider, consumers usually choose a person or people they know and trust, rather than a corporation or business. Therefore, rather than pursuing a traditional organization-wide branding strategy, we actively seek to develop the facility brand at the local level, serving and marketing one-on-one to caregivers, our patients, their families, the community and our fellow healthcare professionals in the local market.

Investment in Information Technology.  We utilize information technology that enables our facility leaders to access, and to share with their peers, both clinical and financial performance data in real time. Armed with relevant and current information, our operation leaders and their management teams are able to share best practices and the latest information, adjust to challenges and opportunities on a timely basis, improve quality of care, mitigate risk and improve both clinical outcomes and financial performance. We have also invested in specialized healthcare technology systems to assist our nursing and support staff. We have installed automated software and touch-screen interface systems in each facility to enable our clinical staff to more efficiently monitor and deliver patient care and record patient information. We believe these systems have improved the quality of our medical and billing records, while improving the productivity of our staff.

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our operating subsidiaries. We generally have between five and 20 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our facility Chief Executive Officer Program, which facilitates the continued development of these talented business leaders into outstanding facility CEOs, through regular peer review, our Ensign University and on-the-job training.

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

Increase Mix of High Acuity Patients.  Many skilled nursing facilities are serving an increasingly larger population of patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, as a result of government and other payors seeking lower-cost alternatives to traditional acute-care hospitals. We generally receive higher reimbursement rates for providing care for these medically complex patients. In addition, many of these patients require therapy and other rehabilitative services, which we are able to provide as part of our integrated service offerings. Where therapy services are medically necessary and prescribed by a patient's physician or other appropriate healthcare professional, we generally receive additional revenue in connection with the provision of those services. By making these integrated services available to such patients, and maintaining established clinical standards in the delivery of those services, we are able to increase our overall revenues. We believe that we can continue to attract high acuity patients and therapy patients to our facilities by maintaining and enhancing our reputation for quality care and continuing our community focused approach.

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for the years ended December 31, 2014, 2013 and 2012 were 78.0%, 77.5% and 79.0%, respectively.

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

Add New Operations and Expand Existing Operations.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties, the expansion and upgrade of current operations, and the construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities or by partnering with a construction company to build out new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 90 facilities that we acquired from 2001 through 2014, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.3% during the first full three months of operations to 14.1% during the thirteenth through fifteenth months of operations.

Constructing New Facilities in Existing and New markets. Another key element to our growth strategy includes constructing new skilled nursing and assisted living facilities in new and existing markets.  We plan to target geographies that we believe to be under served or where the demand exists for new high-end healthcare facilities that will offer a wide array of hospitality-oriented amenities, activities and services.  In addition, lowering the average age of our facilities will allow us to manage the cost of renovating and maintaining our facilities.  In the near term, we have entered into several build-to-suit leases with Mainstreet Property Group in the states of Texas, Kansas and Colorado and expect to open our first newly-constructed operations in the second quarter of 2015.  We also expect to work together with Mainstreet to select additional locations in the future.  In addition, we also have plans underway to construct some small replacement facilities and are looking to develop additional relationships with other developers.

Strategically Investing In and Integrating Other Post-Acute Care Healthcare Businesses. Another important element to our growth strategy includes acquiring new and existing home health, hospice and other post-acute care healthcare businesses.   Since 2010, we have steadily expanded our home health and hospice businesses through the acquisition of smaller third-party providers.  Our strategy is to provide a more seamless experience to manage the transition of care throughout the post-acute continuum.  Our objective is to simultaneously improve patient outcomes and reduce costs to payers, ACOs and hospital systems.  We believe that the same principles that have guided our skilled nursing and assisted living operations are transferable to these businesses, including reliance on experienced local leaders at the community level to focus on integrating these operations into the continuum of care services we provide.  Between 2010 and February 2015, we have acquired eleven hospice agencies, thirteen home health agencies, one home care business and one transitional care management company, and we are well positioned for continued growth in these and other healthcare businesses.

Labor

 The operation of our skilled nursing and assisted living facilities, home health and hospice operations and urgent care centers requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2014, we had approximately 13,229 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2014, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Our operating subsidiaries are also subject to various regulations and licensing requirements promulgated by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state and these requirements can affect, among other things, personnel education and training, patient and personnel records, services, staffing levels, monitoring of patient wellness, patient furnishings, housekeeping services, dietary requirements, emergency plans and procedures, certification and licensing of staff prior to beginning employment, and patient rights. These laws and regulations could limit our ability to expand into new markets and to expand our services and facilities in existing markets.

State Regulations. On March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to  state  health and human services programs.  Specifically, the law reduced provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long Term Care  was subsequently approved by the governor on June 28, 2011. Federal approval was obtained on October 27, 2011.  AB X1 19 limited  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012. The 10% reduction in provider payments was repaid by December 31, 2012.

Federal Health Care Reform. On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014. This legislation requires post-acute care providers, such as skilled nursing facilities, hospices, and home health providers, to report standardized patient assessment data, data on quality measures, and data on resource use and other measures, and directs HHS to provide feedback reports to providers and arrange for public reporting of provider performance on the reported data. Post-acute care providers that do not report such data will have their Medicare payments reduced.

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

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (PPACA) or the Affordable Care Act into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA made no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update became subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs.

While many of the provisions of PPACA have not taken effect, or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are:

•
Enhanced CMPs. PPACA included expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provided for the imposition of CMPs of up to $50,000 and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

•
Nursing Home Transparency Requirements. In addition to expanded CMP provisions, PPACA imposed substantial and onerous new transparency requirements for Medicare-participating nursing facilities. CMS has not yet promulgated final regulations to implement these provisions.

•
Face-to-Face Encounter Requirements. PPACA imposed new patient face-to-face encounter requirements on home health agencies and hospices to establish a patient's ongoing eligibility for Medicare home health services or hospice services, as applicable. To comply, a certifying physician or other designated health care professional must conduct and properly document the face-to-face encounters with the Medicare beneficiary within a specified timeframe, and failure of the face-to-face encounter to occur and be properly documented during the applicable timeframe could render the patient's care ineligible for reimbursement under Medicare.

•
Suspension of Payments During Pending Fraud Investigations. PPACA also provided the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of Health and Human Services determined that good cause exists not to suspend payments. “Credible investigation of fraud” is undefined, although the Secretary must consult with the Office of the Inspector General (OIG) in determining whether a credible investigation of fraud exists. This suspension authority created a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercised its authority to suspend Medicaid payments pending a fraud investigation. To the extent the Secretary applied this suspension of payments provision to one or more of our affiliated facilities for allegations of fraud, such a suspension could adversely affect our revenue, cash flow, financial condition and results of operations. OIG promulgated regulations making these provisions effective as of March 25, 2011.

•
Overpayment Reporting and Repayment; Expanded False Claims Act Liability. PPACA also enacted several important changes that expand potential liability under the federal False Claims Act. PPACA provided that overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within the later of sixty days of identification of the overpayment, or the date the corresponding cost report (if applicable) is due.

•
Skilled Nursing Facility Value-Based Purchasing Program. PPACA required the U.S. Department of Health and Human Services (HHS) to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which concluded in December 2012. HHS provided Congress with an outline of plans to implement a value-based purchasing program.

•
Voluntary Pilot Program — Bundled Payments. To support the policies of making all providers responsible during an episode of care and rewarding value over volume, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care that begins three days prior to hospitalization and spans 30 to 90 days following discharge. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. Payment arrangements among providers participating in the bundled payment must navigate regulatory compliance under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law and the related waivers. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.

•
Accountable Care Organizations. PPACA authorized CMS to enter into contracts with ACOs, which are entities of providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and with sufficient quality of care. CMS recently finalized regulations to implement the ACO initiative. The widespread adoption of ACO payment methodologies in the Medicare program, and in other programs and payors, could impact our operations and reimbursement for our services.

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

Regulations Protecting Against Fraud.  Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 (BBA) expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act (FCA), alleging that a healthcare provider has defrauded the government. These claimants may seek treble damages for false claims and payment of additional civil monetary penalties. The FCA allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Due to these “whistleblower” incentives, suits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA.

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

The arrangements prohibited under these anti-kickback laws can involve nursing homes, hospitals, physicians and other healthcare providers, plans, suppliers and non-healthcare providers. These laws have been interpreted very broadly to include a number of practices and relationships between healthcare providers and sources of patient referral. The scope of prohibited payments is very broad, including anything of value, whether offered directly or indirectly, in cash or in kind. Federal “safe harbor” regulations describe certain arrangements that will not be deemed to constitute violations of the anti-kickback law. Arrangements that do not comply with all of the strict requirements of a safe harbor are not necessarily illegal, but, due to the broad language of the statute, failure to comply with a safe harbor may increase the potential that a government agency or whistleblower will seek to investigate or challenge the arrangement. The safe harbors are narrow and do not cover a wide range of economic relationships.

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

 Regulations Regarding Patient Record Confidentiality.  We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, the U.S. Department of Health and Human Services has issued rules pursuant to HIPAA, which relate to the privacy of certain patient information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy and security requirements at these facilities. We believe that we are in compliance with all current HIPAA laws and regulations.

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

We believe that we are in material compliance with applicable environmental and occupational health and safety requirements. However, we cannot assure you that we will not encounter liabilities with respect to these regulations in the future, and such liabilities may result in material adverse consequences to our operations or financial condition.

Available Information

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.These reports and other information concerning our company may be accessed through the SEC's website at http://www.sec.gov.

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

We derived 39.9% and 39.8% of our revenue from the Medicaid program for the years ended December 31, 2014 and 2013, respectively. We derived 30.5% and 32.4%, of our revenue from the Medicare program for the years ended December 31, 2014 and 2013, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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

In addition, on October 1, 2010, the next generation of the Minimum Data Set (MDS) 3.0 was implemented, creating significant changes in the methodology for calculating the resource utilization group (RUG) category under Medicare Part A, most notably eliminating Section T. Because therapy does not necessarily begin upon admission, MDS 2.0 and the RUGS-III system included a provision to capture therapy services that are scheduled to occur but have not yet been provided in order to calculate a RUG level that better reflects the level of care the recipient would actually receive. This is eliminated with MDS 3.0, which creates a new category of assessment called the Medicare Short Stay Assessment. This assessment provides for calculation of a rehabilitation RUG for patients discharged on or before day eight who received less than five days of therapy.

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

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimated that aggregate payments to skilled nursing facilities would increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflects a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% MFP adjustment as required by PPACA. The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. For fiscal year 2012 (most recent available fiscal year), the projected market basket percentage change exceeded the actual market basket percentage change by 0.51%.

On July 27, 2012, CMS announced a final rule updating Medicare skilled nursing facility PPS payments in fiscal year 2013. The update, a 1.8% or $670 million increase, reflected a 2.5% market basket increase, reduced by a 0.7% multi-factor productivity (MFP) adjustment mandated by the Patient Protection and Affordable Care Act (PPACA). This increase will be offset by the 2% sequestration reduction, discussed below, which became effective April 1, 2013.

On October 30, 2014, CMS announced payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.3%, or $60 million. The decrease reflects the effects of the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the Affordable Care Act. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if a home health agency (HHA) claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

On November 22, 2013, CMS issued its final ruling regarding Medicare payment rates for home health agencies effective January 1, 2014. As required by the PPACA, this rule included rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. Under the ruling, CMS projected that Medicare payments to home health agencies in calendar year 2014 would be reduced by 1.05%, or $200 million, reflecting the combined effects of the 2.3% increase in the home health national payment update percentage; a 2.7% decrease due to rebasing adjustments to the national, standardized 60-day episode payment rate, mandated by the Affordable Care Act; and a 0.6% decrease due to the effects of HH PPS Grouper refinements. This final rule also updated the home health wage index for calendar year 2014. The ruling also established home health quality reporting requirements for 2014 payment and subsequent years to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities and intermediate care facilities for individuals with intellectual disabilities.

In November 2012, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2013. These final regulations implemented a net market basket increase of 1.3% consisting of a 2.3% market basket inflation increase, less a 1.0% adjustment mandated by the PPACA. In addition, CMS implemented a 1.3% reduction in case mix. CMS projected the impact of these changes would result in a less than 0.1% decrease in payments to home health agencies.

On August 1, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.4% increase in their payments for fiscal year 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.9% minus 0.8% for reductions required by law) and a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF).  The final rule also states that CMS will begin national implementation of the CAHPS Hospice Survey starting January 1, 2015.  In the final rule, CMS requires providers to complete their hospice cap determination within 150 days after the cap period and remit any overpayments.  If a hospice does not complete its cap determination in a timely fashion, its Medicare payments would be suspended until the cap determination is complete and received by the contractor.  This is similar to the current practice for all other provider types that file cost reports with Medicare.
On August 2, 2013, CMS issued its final rule that updated fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices were projected to see an estimated 1.0% ($160 million) increase in their payments for fiscal year 2014. The hospice payment increase was the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), and a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index budget neutrality adjustment factor (BNAF). As finalized in this rule, CMS will update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index became effective on October 1, 2013.
In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. These final regulations implemented a net market basket increase of 1.6% consisting of a 2.6% market basket inflation increase, less offsets to the standard payment conversion factor mandated by the PPACA of 0.7% to account for the effect of a productivity adjustment, and 0.3% as required by statute. CMS projected the impact of these changes would result in a 0.9% increase in payments to hospice providers.
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute delays significant cuts in Medicare rates for physician services until December 31, 2013. The statute also created a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services.
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
On February 22, 2012, the President signed into law H.R. 3630, which among other things, delayed a cut in physician and Part B services.  In establishing the funding for the law, payments to nursing facilities for patients' unpaid Medicare A co-insurance was reduced. The Deficit Reduction Act of 2005 had previously limited reimbursement of bad debt to 70% on privately responsibility co-insurance. However, under H.R. 3630, this reimbursement will be reduced to 65%.
Further, prior to the introduction of H.R. 3630, we were reimbursed for 100% of bad debt related to dual-eligible Medicare patients' co-insurance.  H.R. 3630 will phase down the dual-eligible reimbursement over three years.  Effective October 1, 2012, Medicare dual-eligible co-insurance reimbursement decreased from 100% to 88%, with further reductions to 77% and 65% as of October 1, 2013 and 2014, respectively.  Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.

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

Skilled nursing facilities are required to perform consolidated billing for certain items and services furnished to patients and residents. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its patients receive in these situations. The BBA also affected skilled nursing facility payments by requiring that post-hospitalization skilled nursing services be “bundled” into the hospital's Diagnostic Related Group (DRG) payment in certain circumstances. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. At present, this provision applies to a limited number of DRGs, but already is apparently having a negative effect on skilled nursing facility utilization and payments, either because hospitals are finding it difficult to place patients in skilled nursing facilities which will not be paid as before or because hospitals are reluctant to discharge the patients to skilled nursing facilities and lose part of their payment. This bundling requirement could be extended to more DRGs in the future, which would accentuate the negative impact on skilled nursing facility utilization and payments. We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations.

Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.

PPACA and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) include sweeping changes to how health care is paid for and furnished in the United States.

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

The Affordable Care Act and the programs implemented by the law may reduce reimbursements for our services and may impact the demand for the Company’s products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition.

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

In 2004, one of our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of December 31, 2014, we had one facility under probe review.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had several affiliated facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operating subsidiaries, and have successfully graduated four affiliated facilities from the program to date. CMS currently has included one of our affiliated facilities on its special focus facilities listing. To date, this affiliated facility has passed both surveys. The successful completion of two surveys are required for a special focus facility to graduate from the program. Other affiliated facilities may be identified for such status in the future.

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

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the patients in our affiliated skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Sec. 1833(g)(5) of the Social Security Act and directed them to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2014, 70.4% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
A class action staffing suit was previously filed against us in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California affiliated facilities. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. We have been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, were approximately $6.5 million, of which, approximately $1.5 million and $2.6 million of this amount was recorded in the fiscal year ended December 31, 2013 and 2012, respectively, with the balance having been expensed in prior periods. We believe that the settlement will not have a material ongoing adverse effect on our business, financial condition or results of operations.

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

On February 26, 2009, Congress reintroduced the Fairness in Nursing Home Arbitration Act of 2009. After failing to be enacted into law in the 110th Congress in 2008, the Fairness in Nursing Home Arbitration Act of 2009 was introduced in the 111th Congress and referred to the House and Senate judiciary committees in March 2009. The 111th Congress did not pass the bill and therefore has been cleared from the present agenda. This bill was reintroduced in the 112th Congress as the Fairness in Nursing Home Arbitration Act of 2012, and was referred to the House Judiciary committee. If enacted, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

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

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. The CIA acknowledges the existence of our current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and requires that we continue during the term of the CIA to maintain said compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. We are also required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also required to retain an Independent Review Organization (IRO) to review certain clinical documentation annually for the term of the CIA.

Our participation in federal healthcare programs is not currently affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution.

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

During the year ended December 31, 2014, we continued to expand our operations with the addition of fifteen stand-alone skilled nursing operations, three stand-alone assisted living operations, three home health agencies, four hospice agencies, one home care business, one primary care group and one transitional care management company, with a total of 1,453 operational skilled nursing beds and 333 operational assisted living units. During the year ended December 31, 2013, we acquired seven stand-alone skilled nursing operations, three stand-alone assisted living operations, three home health operations, three hospice operations and one urgent care center with a total of 652 operational skilled nursing beds and 281 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operating subsidiaries and patient care at affiliated facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the affiliated facility had already been surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility's compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This affiliated facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both affiliated facilities have successfully graduated from the Centers for Medicare and Medicaid Services' Special Focus program. As of December 31, 2014, we had one affiliated facility on special focus facility status. To date, this affiliated facility has passed both surveys. The successful completion of two surveys are required for a special focus facility to graduate from the program. Other affiliated facilities may be identified for such status in the future.

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

Most state regulations governing skilled nursing and assisted living facilities require written patient admission agreements with each patient. Several of these regulations also require that each patient have the right to terminate the patient agreement for any reason and without prior notice. Consistent with these regulations, all of our skilled nursing patient agreements allow patients to terminate their agreements without notice, and all of our assisted living resident agreements allow patients to terminate their agreements upon thirty days' notice. Patients and residents terminate their agreements from time to time for a variety of reasons, causing some fluctuations in our overall occupancy as patients and residents are admitted and discharged in normal course. If an unusual number of patients or residents elected to terminate their agreements within a short time, occupancy levels at our affiliated facilities could decline. As a result, beds may be unoccupied for a period of time, which would have a negative impact on our revenue, financial condition and results of operations.

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

We have maintained general and professional liability insurance since 2002 and workers' compensation insurance since 2005 through a wholly-owned subsidiary insurance company, Standardbearer Insurance Company, Ltd. (Standardbearer), to insure our self-insurance reimbursements (SIR) and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

Our affiliated facilities located in Arizona, California and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 30% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

In addition, our affiliated facilities in Iowa, Nebraska and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our affiliated facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our affiliated facilities, and the availability of employees to provide services at our affiliated facilities. If the delivery of goods or the ability of employees to reach our affiliated facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our affiliated facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our affiliated facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

The Service Employees International Union has issued in the past, and may again issue in the future, public statements alleging that we or other for-profit skilled nursing operators have engaged in unfair, questionable or illegal practices in various areas, including staffing, patient care, patient evaluation and treatment, billing and other areas and activities related to the industry and our operating subsidiaries. We continue to anticipate similar criticisms, charges and other negative publicity from such sources on a regular basis, particularly in the current political environment and following the recent December 2010 OIG report entitled “Questionable Billing by Skilled Nursing Facilities," described above in " The Office of the Inspector General or other organizations may choose to more closely scrutinize the billing practices of for-profit skilled nursing facilities, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations." Two of our affiliated facilities have been listed on the report. Such reports provide unions and their allies with additional opportunities to make negative statements about, and to encourage regulators to seek investigatory and enforcement actions against, the industry in general and non-union operators like us specifically. Although we believe that our operations and business practices substantially conform to applicable laws and regulations, we cannot predict the extent to which we might be subject to adverse publicity or calls for increased regulatory scrutiny from union and union ally sources, or what effect, if any, such negative publicity would have on us, but to the extent they are successful, our revenue may be reduced, our costs may be increased and our profitability and business could be adversely affected.

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
As of December 31, 2014, we leased 125 of our 136 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

In May 2014, we paid in full all outstanding borrowings under the Senior Credit Facility, bonds and mortgage notes and transferred remaining outstanding borrowings under the Ten Project Notes and promissory notes to CareTrust in connection with the Spin-Off. We also entered into the 2014 Credit Facility in May 2014 with a lending consortium arranged by SunTrust (the 2014 Credit Facility) in an aggregate amount of $150.0 million. As of December 31, 2014, our operating subsidiaries had $65.0 million outstanding under the 2014 Credit Facility.

On September 24, 2014, we assumed an existing HUD-insured loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with our acquisition of the assisted living facility in Arizona. The term of the mortgage loan is for twenty five years, with monthly principal and interest payments. As of December 31, 2014, our operating subsidiary had $3.4 million outstanding, of which $0.1 million is classified as short-term and the remaining $3.3 million is classified as long-term. The balance of the loan is due on October 1, 2037.

In addition, we had $1.1 billion of future operating lease obligations as of December 31, 2014. We intend to continue financing our affiliated facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

From time to time, the financial performance of one or more of our mortgaged facilities may not comply with the required operating covenants under the terms of the mortgage. Any non-payment, noncompliance or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the facility or facilities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us or a loss of property. Furthermore, in many cases, indebtedness is secured by both a mortgage on one or more facilities, and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring us to fulfill our obligations to make such payments. If any of these scenarios were to occur, our financial condition would be adversely affected. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which would negatively impact our earnings and cash position. Further, because our mortgages and operating leases generally contain cross-default and cross-collateralization provisions, a default by us related to one facility could affect a significant number of other facilities and their corresponding financing arrangements and operating leases.

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

We may experience cyber attacks, and as a result, unauthorized parties may obtain access to our computer systems and networks. Such cyber attacks could result in the misappropriation of our proprietary information and technology or interrupt our business. The reliability and security of our information technology infrastructure is critical to our business. To the extent that any disruptions or security breaches result in significant loss or damage to our data, or inappropriate disclosure of significant proprietary information, it could require notice to state and federal agencies of such a breach, cause damage to our reputation and affect our relationships with our patients, may result in civil and/or criminal fines and penalties or related class action litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews. For example, in January 2009, the State of California announced expected cash shortages in February which impacted payments to Medi-Cal providers from late March through April. Medi-Cal had also delayed the release of the reimbursement rates which were announced in January 2010. These rate increases were put in place on a retrospective basis, effective August 1, 2009.

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

One of our affiliated facilities is currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities. This facility was transferred to CareTrust as part of the Spin-Off.

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
We received a private letter ruling from the Internal Revenue Services (IRS), which provides substantially to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the Spin-Off will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the IRS Ruling). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355 of the Code, and we received tax opinions from our tax advisor and counsel, substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinions that we received from our tax advisor and counsel, rely on, among other things, certain facts, representations, assumptions and undertakings, including those relating to the past and future conduct of our and CareTrust’s businesses, and the IRS Ruling and the tax opinions would not be valid if such facts, representations, assumptions and undertakings were incorrect in any material respect. Notwithstanding the IRS Ruling and the tax opinions, the IRS could determine the Spin-Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the facts, representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.
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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. On some occasions in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us due to volatility in the market price of our common stock, we could incur substantial costs defending or settling the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred shares or shares of our common stock. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to any distribution to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in us. We also intend to continue to actively pursue acquisitions of facilities and may issue shares of stock in connection with these acquisitions.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our Board of Directors to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management, even if doing so might be beneficial to our stockholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions set forth in our amended and restated certificate of incorporation or our amended and restated bylaws include:

•
our Board of Directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	advance notice requirements for stockholders to nominate individuals to serve on our Board of Directors or to submit proposals that can be acted upon at stockholder meetings;

•
our Board of Directors is classified so not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

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
We are also subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning more than 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

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

Facilities.  As of December 31, 2014, we operated 136 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah, Wisconsin and Washington, with the operational capacity to serve approximately 14,725 patients. Of the 136 facilities that we operated, we owned eleven facilities and leased 125 facilities pursuant to operating leases, three of which contain purchase options that provide us with the right to purchase or agreements to purchase the facility in the future. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our skilled nursing and assisted and independent living facilities at December 31, 2014:

State	Leased without a Purchase Option	Purchase Agreement or Leased with a Purchase Option	Owned	Total Operational Beds
Arizona	1,885	—	561	2,446
California	3,873	508	425	4,806
Colorado	587	—	—	587
Idaho	477	—	—	477
Iowa	356	—	—	356
Nevada	304	—	—	304
Nebraska	366	—	—	366
Texas	3,146	—	—	3,146
Utah	1,252	—	108	1,360
Washington	739	—	—	739
Wisconsin	—	—	138	138
Total	12,985	508	1,232	14,725

Skilled nursing	11,235	438	887	12,560
Assisted living	1,498	70	333	1,901
Independent living	252	—	12	264
Total	12,985	508	1,232	14,725

Home health and hospice agencies. As of December 31, 2014, we had 23 home health and hospice operating subsidiaries in Arizona, California, Colorado, Idaho, Iowa, Texas, Utah, and Washington.

The following table provides summary information regarding the locations of our home health and hospice care agencies at December 31, 2014:

State	Home Health Services	Hospice Services
Arizona	—	1
California(1)	2	2
Colorado(1)	1	1
Idaho(1)	2	2
Iowa	1	—
Texas(1)	1	2
Oregon	1	—
Utah(1)	2	2
Washington(1)	2	1
Total	12	11

(1)	Including a home health and a hospice agency that are located in the same location

In addition, as of December 31, 2014, we had fourteen urgent care centers, which are all in Washington, at December 31, 2014.

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
Income Tax Examinations — During the third quarter of 2014, we received a notification from the IRS that our 2012 tax return will be examined. During the first quarter of 2012, the State of California initiated an examination of our income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. The examination was closed with no adjustments. See Note 15, Income Taxes of Notes to Consolidated Financial Statements.
Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
Litigation — The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by our operating subsidiaries. We, our operating subsidiaries, and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.

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
A class action staffing suit was previously filed against us and certain of our California subsidiaries in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. We have been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, were approximately $6.5 million, of which, approximately $1.5 million and $2.6 million of this amount was recorded during the year ended December 31, 2013 and 2012, respectively, with the balance having been expensed in prior periods. We believe that the settlement will not have a material ongoing adverse effect on our business, financial condition or results of operations.
Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.
We and our affiliates subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

We cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and we, our affiliates and subsidiaries are subjected to, alleged to be liable for, or agrees to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other arrangement with the government.
Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the year ended December 31, 2014. We anticipate that these probe reviews will increase in frequency in the future. Further, we currently have no affiliated facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies. We have no affiliated facilities that are currently undergoing targeted review.

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

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. The CIA acknowledges the existence of our current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other federal health care programs. We are also required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or have engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by federal health care programs. We are also required to retain an Independent Review Organization (IRO) to review certain clinical documentation annually for the term of the CIA.

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

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2013
First Quarter	$33.70	$27.54
Second Quarter	$38.08	$31.57
Third Quarter	$42.26	$35.24
Fourth Quarter	$46.39	$39.60
Fiscal 2014
First Quarter	$45.48	$38.20
Second Quarter(1)	$47.78	$26.02
Third Quarter	$36.16	$28.00
Fourth Quarter	$46.08	$33.17

(1) Stock prices on and before June 1, 2014 include the value of the CareTrust business, which was spun off on that date. The prices after that date reflect only the business of Ensign after the Spin-Off. The stock price on the distribution date, which was June 1, 2014, was adjusted by using the proportion of the CareTrust when-issued closing stock price to the total Company closing stock price on such date.

During fiscal 2014, we declared aggregate cash dividends of $0.29 per share of common stock, for a total of approximately $6.4 million. As of February 3, 2015, there were approximately 216 holders of record of our common stock.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Stock Performance Graph and supporting data which follows shall not be deemed to be incorporated by reference into any such filings except to the extent that we specifically incorporate any such information into any such future filings.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2009 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 12/31/09 in stock in index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2009	2010	2011	2012	2013	2014
The Ensign Group, Inc.	$100.00	$163.62	$162.62	$181.83	$298.68	$522.55
NASDAQ Market Index	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
Peer Group	$100.00	$141.66	$116.47	$139.75	$173.77	$245.95

The current composition of the Skilled Nursing Facilities Peer Group 1, SIC Code 8051 is as follows:

AdCare Health Systems, Inc., Diversicare Healthcare Services, Five Star Quality Care, Inc., National Healthcare Corporation, Skilled Healthcare Group, Inc., and The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2013
First Quarter	$0.065	$1,437
Second Quarter	$0.065	$1,438
Third Quarter	$0.065	$1,443
Fourth Quarter	$0.070	$1,564
2014
First Quarter	$0.070	$1,570
Second Quarter	$0.070	$1,580
Third Quarter	$0.070	$1,584
Fourth Quarter	$0.075	$1,707

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2014, we paid aggregate annual dividends equal to approximately 5% to 18% of our net income, after adjusting for the charge related to the U.S. Government inquiry settlement of $33.0 million and $15.0 million in fiscal years ended December 31, 2013 and 2012, respectively. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant. A portion of the proceeds received from CareTrust in connection with the Spin-Off will be used to pay dividend payments. See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust in the to Consolidated Financial Statements for additional information.

The 2014 Credit Facility restricts our subsidiaries' and our ability to pay dividends to stockholders in excess of 20% of consolidated net income, or at all if we receive notice that we are in default under the facility. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent operating subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with U.S. GAAP.

Item 6. Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. The financial data set forth below should be read in connection with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and related notes thereto:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenue	$1,027,406	$904,556	$823,155	$758,277	$649,532
Expense:
Cost of services (exclusive of facility rent and depreciation and amortization shown separately below)	822,669	725,989	656,424	600,804	516,668
Charge related to U.S. Government inquiry	—	33,000	15,000	—	—
Facility rent - cost of services	48,488	13,613	13,281	13,725	14,478
General and administrative expense	56,895	40,103	31,819	29,766	26,099
Depreciation and amortization	26,430	33,909	28,358	23,286	16,633
Total expenses	954,482	846,614	744,882	667,581	573,878
Income from operations	72,924	57,942	78,273	90,696	75,654
Other income (expense):
Interest expense	(12,976)	(12,787)	(12,229)	(13,778)	(9,123)
Interest income	594	506	255	249	248
Other expense, net	(12,382)	(12,281)	(11,974)	(13,529)	(8,875)
Income before provision for income taxes	60,542	45,661	66,299	77,167	66,779
Provision for income taxes	26,801	20,003	25,134	29,492	26,253
Income from continuing operations	33,741	25,658	41,165	47,675	40,526
Loss from discontinued operations	—	(1,804)	(1,357)	—	—
Net income	$33,741	$23,854	$39,808	$47,675	$40,526
Less: net loss attributable to noncontrolling interests	(2,209)	(186)	(783)	—	—
Net income attributable to The Ensign Group, Inc.	$35,950	$24,040	$40,591	$47,675	$40,526
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$35,950	$25,844	$41,948	$47,675	$40,526
Loss from discontinued operations, net of income tax	—	(1,804)	(1,357)	—	—
Net income attributable to The Ensign Group, Inc.	$35,950	$24,040	$40,591	$47,675	$40,526
Net income per share(1):
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.61	$1.18	$1.96	$2.27	$1.95
Loss from discontinued operations (2)	—	(0.08)	(0.07)	—	—
Net income attributable to The Ensign Group, Inc.	$1.61	$1.10	$1.89	$2.27	$1.95
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.56	$1.16	$1.91	$2.21	$1.92
Loss from discontinued operations (2)		(0.09)	(0.06)	—	—
Net income attributable to The Ensign Group, Inc.	$1.56	$1.07	$1.85	$2.21	$1.92
Weighted average common shares outstanding:
Basic	22,341	21,900	21,429	20,967	20,744
Diluted	23,095	22,364	21,942	21,583	21,159
(1) See Note 4 of Notes to Consolidated Financial Statements.
(2) See Note 22 of Notes to Consolidated Financial Statements.

	December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,408	$65,755	$40,685	$29,584	$72,088
Working capital	83,209	98,540	46,252	40,252	76,642
Total assets	493,916	716,315	690,862	596,339	479,892
Long-term debt, less current maturities	68,279	251,895	200,505	181,556	139,451
Equity	257,803	357,257	327,884	277,485	228,203
Cash dividends declared per common share	$0.29	$0.27	$0.25	$0.23	$0.21

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$101,563	$92,037	$107,414
Adjusted EBITDA(1)(2)	112,829	136,741	131,427
EBITDAR(1)	150,051	105,650	120,695
Adjusted EBITDAR(1)(2)	159,376	149,345	143,848
______________________

(1)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income from continuing operations, adjusted for net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude facility rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	charge related to the U.S. Government inquiry;

•	expenses incurred in connection with the Company's spin-off of CareTrust;

•	legal costs incurred in connection with the U.S. Government inquiry;

•	settlement of a class action lawsuit;

•	impairment charges

•	results at our newly opened urgent care centers (including the portion related to the non-controlling interest);

•	results at our newly constructed skilled nursing facility;

•	results at three independent living facilities transferred to CareTrust as part of the Spin-Off transaction;

•	acquisition-related costs;

•	costs incurred to recognize income tax credits; and

•	rent related to our newly opened urgent care centers, one newly constructed skilled nursing facility and three independent living facilities transferred to CareTrust.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated statements of income data:
Net income	$33,741	$23,854	$39,808	$47,675	$40,526
Less: net loss attributable to noncontrolling interests	(2,209)	(186)	(783)	—	—
Loss from discontinued operations	—	1,804	1,357	—	—
Interest expense, net	12,382	12,281	11,974	13,529	8,875
Provision for income taxes	26,801	20,003	25,134	29,492	26,253
Depreciation and amortization	26,430	33,909	28,358	23,286	16,633
EBITDA	$101,563	$92,037	$107,414	$113,982	$92,287
Facility rent—cost of services	48,488	13,613	13,281	13,725	14,478
EBITDAR	$150,051	$105,650	$120,695	$127,707	$106,765

EBITDA	$101,563	$92,037	$107,414	$113,982	$92,287
Charge related to the U.S. Government inquiry(a)	—	33,000	15,000	—	—
Expenses related to the Spin-Off(b)	9,026	4,050	—	—	—
Legal costs(c)	—	1,098	1,945	—	—
Settlement of class action lawsuit(d)	—	1,524	2,596	1,544	—
Impairment of goodwill and other indefinite-lived intangibles(e)	—	490	2,225	—	185
Urgent care center (earnings) losses(f)	(389)	1,844	546	—	—
Earnings at three operations transferred to REIT(g)	(122)	—	—	—	—
Loss at skilled nursing facility not at full operation(h)	—	1,256	—	—	—
Acquisition related costs(i)	672	288	250	452	150
Costs incurred to recognize income tax credits(j)	138	145	591	—	—
Rent related to items(f), (g), and (h) above(k)	1,941	1,009	860	—	—
Adjusted EBITDA	$112,829	$136,741	$131,427	$115,978	$92,622
Facility rent—cost of services	48,488	13,613	13,281	13,725	14,478
Less: rent related to items(f), (g) and (h) above(k)	(1,941)	(1,009)	(860)	—	—
Adjusted EBITDAR	$159,376	$149,345	$143,848	$129,703	$107,100
_______________________

(a)	Charges related to our resolution of any claims connected to the DOJ settlement.

(b)	Expenses incurred in connection with the Spin-Off.

(c)	Legal costs incurred in connection with the settlement of the investigation into the billing and reimbursement processes of some of our subsidiaries conducted by the DOJ.

(d)	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

(e)
Impairment charges to goodwill for a skilled nursing facility in Utah during the year ended December 31, 2013 and a decline in the estimated fair value of redeemable noncontrolling interest of our urgent care franchising business during the year ended December 31, 2012.

(f) Operating results at newly opened urgent care centers. This amount excluded rent, depreciation, interest and income taxes. The results also excluded the net loss attributable to the variable interest entity associated with our urgent care business of approximately $2.2 million.

(g)	Results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off, excluding rent, depreciation, interest and income taxes.

(h)
Losses incurred through the second quarter of 2013 at one newly constructed skilled nursing facility which began operations during the first quarter of 2013, excluding rent, depreciation, interest and income taxes.

(i)	Costs incurred to acquire an operation which are not capitalizable.

(j)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(k)
Rent related to newly opened urgent care centers, one newly constructed skilled nursing facility which began operations during the first quarter of 2013, and the three independent living facilities which were transferred to CareTrust as part of the Spin-Off, not included in items (f), (g) and (h) above.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Part I. Item 1A. Risk Factors and Cautionary Note Regarding Forward-Looking Statements.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 136 facilities, twelve home health and eleven hospice operations, one home care business, one transitional care management company, fourteen urgent care centers and a mobile x-ray and diagnostic company as of December 31, 2014, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. As of December 31, 2014, we owned eleven of our 136 affiliated facilities and operated an additional 125 facilities under long-term lease arrangements, and had options to purchase three of those 125 facilities.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of December 31, 2014:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	11	3	122	136
Percentage of total	8.1%	2.2%	89.7%	100.0%
Operational skilled nursing, assisted living and independent living beds	1,232	508	12,985	14,725
Percentage of total	8.4%	3.4%	88.2%	100.0%

We are a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.  References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.
Real Estate Investment Trust (REIT) Spin-Off. On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to our stockholders on a pro rata basis (the Spin-Off). Our stockholders received one share of CareTrust common stock for each share of our common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. As a result of the Spin-Off, we lease back real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities from CareTrust on a triple-net basis (the Master Leases), under which we are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary, CareTrust raised $260.0 million of debt financing (The Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50.7 million to an aggregate principal amount of $99.0 million (the Ten Project Note). The Ten Project Note and The Bond were assumed by CareTrust in connection with the Separation and Distribution Agreement. CareTrust transferred $220.8 million to us, a portion of which we used to retire $208.6 million of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalties and other third party fees relating to the early retirement of outstanding debt. We also retained $8.2 million of the amount CareTrust transferred, which we intend to use to pay up to eight regular quarterly dividend payments. See further details of the Spin-Off at Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust of Notes to Consolidated Financial Statements.

As a result of the early retirement of long-term debt, we incurred losses of $5.8 million consisting of $4.1 million in repayment penalties and the write-off of unamortized debt discount and deferred financing costs and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap. We also entered into a new credit facility agreement (the 2014 Credit Facility) agreement in an aggregate principal amount of $150.0 million with a lending consortium arranged by SunTrust Bank (SunTrust) effective May 30, 2014. We have and continue to expect to use the 2014 Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes. As of December 31, 2014, our subsidiaries had $65.0 million outstanding under the 2014 Credit Facility. See further details at Note 18, Debt of Notes to Consolidated Financial Statements.
Corporate Integrity Agreement — In connection with the settlement with the U.S. Department of Justice and effective as of October 1, 2013 (the Settlement Agreement), we entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. The CIA acknowledges the existence of our current compliance program, and requires that we continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other federal health care programs. Our participation in federal healthcare programs is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution. See further details of the CIA at Note 20, Commitments and Contingencies of Notes to Consolidated Financial Statements.
Acquisition History

The following table sets forth the location of our affiliated facilities and the number of operational beds located at our facilities as of December 31, 2014:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	Total
Cumulative number of skilled nursing and assisted living operations	46	16	26	12	7	8	6	3	5	5	2	136
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,806	2,446	3,146	1,360	587	739	477	304	366	356	138	14,725
In addition to the operation acquisitions above, in 2014, we acquired seven home health and hospice agencies. As of December 31, 2014, we provided home health and hospice services through our 23 operating subsidiaries in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
In the first quarter of 2014, we acquired a skilled nursing operation and a transitional care managing company in two states for an aggregate purchase price of $9.1 million. The acquisition of the skilled nursing operation added 196 operational skilled nursing beds to our operating subsidiaries. The acquisition of the transitional care managing company did not have an impact on the number of beds operated by our operating subsidiaries.
In the second quarter of 2014, we acquired three skilled nursing operations, one assisted living operation, one home health agency, one hospice agency and one primary care group in four states for an aggregate purchase price of $29.3 million. The acquisitions of the three skilled nursing and one assisted living operations added 368 and 144 operational skilled nursing beds and assisted living units, respectively, to our operating subsidiaries. The acquisitions of the home health and hospice agencies and primary care group did not have an impact on the number of beds operated by our operating subsidiaries.
In addition, during the second quarter of 2014, we acquired the underlying assets of two skilled nursing operations in two states, which we previously operated under a long-term lease agreement, for an aggregate purchase price of approximately $7.5 million. These acquisitions did not have an impact on our operational bed count. We also entered into long-term lease agreements and assumed the operations of two skilled nursing facilities in two states. These transactions added 199 operational skilled nursing beds to our operating subsidiaries. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the leases.
During the third quarter of 2014, we acquired an assisted living operation, a hospice agency, a home health agency and a hospice license in four states for an aggregate purchase price of $8.3 million. We assumed an existing HUD-insured loan as part of the transaction. We also entered into a long-term lease agreement and assumed the operations of one skilled nursing facility in one state. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the lease. The acquisition of the assisted living operation and the long-term lease of a skilled nursing operation added 135 and 67 operational assisted living units and skilled nursing beds, respectively, to our operating subsidiaries. The acquisitions of the home health and hospice agencies and hospice license did not have an impact on the number of beds operated by our operating subsidiaries.
During the fourth quarter of 2014, we acquired eight skilled nursing operations, two assisted living operations, one home health agency, two hospice agencies and one private home care business in three states for an aggregate purchase price of $49.8 million. The acquisitions of skilled nursing and assisted living facilities added 623 and 66 operational skilled nursing beds and assisted living units, respectively, to our operating subsidiaries. The acquisitions of the home health and hospice agencies and private home care business did not have an impact on the number of beds operated by our operating subsidiaries.
Subsequent to the fourth quarter of 2014, we acquired five skilled nursing operations, two assisted living operations, two independent living operations, one home health agency and two urgent care clinics in three states for an aggregate purchase price of $38.6 million. The acquisition of the skilled nursing operations and assisted and independent living operations added 419 and 286 operational skilled nursing beds and assisted and independent living units, respectively, to our operating subsidiaries. The acquisitions of the home health agency and urgent care centers did not have an impact on the number of beds operated by our operating subsidiaries.
See further discussion of facility acquisitions in Note 8, Acquisitions in Notes to Consolidated Financial Statements.
Key Performance Indicators
We manage our fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
Transitional, Skilled and Assisted Living Services

•
Routine revenue. Routine revenue is generated by the contracted daily rate charged for all contractually inclusive skilled nursing services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.

•
Skilled revenue. The amount of routine revenue generated from patients in the skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled patients that are included in this population represent very high acuity patients who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our assisted living services.

•
Skilled mix. The amount of our skilled revenue as a percentage of our total routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving services at the skilled nursing facilities divided by the total number of days patients (less days from assisted living services) from all payor sources are receiving services at the skilled nursing facilities for any given period (less days from assisted living services).

•
Quality mix. The amount of routine non-Medicaid revenue as a percentage of our total routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at the skilled nursing facilities divided by the total number of days patients from all payor sources are receiving services at the skilled nursing facilities for any given period (less days from assisted living services).

•	Average daily rates. The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period.

•
Occupancy percentage (operational beds). The total number of patients occupying a bed in a skilled nursing, assisted living or independent living facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.

•
Number of facilities and operational beds. The total number of skilled nursing, assisted living and independent living facilities that we own or operate and the total number of operational beds associated with these facilities.

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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year ended December 31,
	2014	2013	2012
Skilled Mix:
Days	27.6%	26.4%	25.9%
Revenue	50.8%	50.0%	50.0%
Quality Mix:
Days	40.7%	40.1%	39.1%
Revenue	59.9%	59.5%	59.5%
Occupancy. We define occupancy derived from our transitional, skilled and assisted services as the ratio of actual patient days (one patient day equals one resident occupying one bed for one day) during any measurement period to the number of beds in facilities which are available for occupancy during the measurement period. The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.
The following table summarizes our overall occupancy statistics for the periods indicated:

	Year ended December 31,
	2014	2013	2012
Occupancy:
Operational beds at end of period	14,725	13,204	12,198
Available patient days	5,029,738	4,710,768	4,371,034
Actual patient days	3,921,758	3,648,651	3,452,598
Occupancy percentage (based on operational beds)	78.0%	77.5%	79.0%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.

Segments

Beginning in the fourth quarter of 2014, we realigned our operating segments to more closely correlate with our service offerings, which coincide with the way that we measure performance and allocate resources. We have two reportable segments: (1) transitional, skilled and assisted living services, which includes the operation of skilled nursing facilities and assisted and independent living facilities and is the largest portion of our business; and (2) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.

We also report an “all other” category that includes revenue from our urgent care centers and a mobile x-ray and diagnostic company. Our urgent care centers and mobile x-ray and diagnostic businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of our home health and hospice business led us to separate our home health and hospice businesses into a distinct reportable segment in the fourth quarter of 2014. Previously, we had a single reportable segment, healthcare services, which included providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. We have presented 2013 and 2012 financial information on a comparative basis to conform with the current year segment presentation.

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year ended December 31, 2014
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$352,874	$5,245	$—		$358,119	34.9%
Medicare	274,723	38,421	—		313,144	30.5
Medicaid-skilled	51,157	—	—		51,157	5.0
Subtotal	678,754	43,666	—		722,420	70.4
Managed care	138,215	7,581	—		145,796	14.2
Private and other	133,349	3,269	22,572	(1)	159,190	15.4
Total revenue	$950,318	$54,516	$22,572		$1,027,406	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and other ancillary businesses.

	Year ended December 31, 2013
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$320,580	$3,223	$—		$323,803	35.8%
Medicare	264,223	28,694	—		292,917	32.4
Medicaid-skilled	36,085	—	—		36,085	4.0
Subtotal	620,888	31,917	—		652,805	72.2
Managed care	112,669	5,499	—		118,168	13.1
Private and other	119,722	2,346	11,515	(1)	133,583	14.7
Total revenue	$853,279	$39,762	$11,515		$904,556	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and other ancillary businesses.

	Year ended December 31, 2012
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$301,051	$995	$—		$302,046	36.7%
Medicare	261,745	16,833	—		278,578	33.8
Medicaid-skilled	25,418	—	—		25,418	3.1
Subtotal	588,214	17,828	—		606,042	73.6
Managed care	102,737	3,531	—		106,268	12.9
Private and other	108,702	1,927	216	(1)	110,845	13.5
Total revenue	$799,653	$23,286	$216		$823,155	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and other ancillary businesses.

Transitional, Skilled and Assisted Living Services

Skilled Nursing Operations. Within our skilled nursing operations, we generate our revenue from Medicaid, private pay, managed care and Medicare payors. We believe that our skilled mix, which we define as the number of days our Medicare, managed care, or other skilled patients are receiving services at our skilled nursing operations divided by the total number of patient days (less days from assisted living services) from all payor sources are receiving services at our skilled nursing facilities for any given period (less days from assisted living services), is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare and managed care payors, for whom we receive higher reimbursement rates.

Assisted and Independent Living Operations. Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of December 31, 2014. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of December 31, 2014, we provided hospice care in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimates amounts due back to Medicare if a cap has been exceeded.

Other

In addition, as of December 31, 2014, we operated fourteen urgent care clinics, which are all in Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of December 31, 2014, we held 80% of the membership interest of a mobile

x-ray and diagnostic company. The diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Primary Components of Expense

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately).  Our cost of services represents the costs of operating our affiliated subsidiaries, which primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance and other general cost of services with respect to our operations.

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
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. The following summarizes our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations; and (b) require management's most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Revenue Recognition
We recognize revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Our revenue is derived primarily from providing healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Revenue from Medicare and Medicaid programs account for 70.4%, 72.2% and 73.6% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded adjustments upon settlement to revenue which were not material to our consolidated revenue for the years ended December 31, 2014, 2013 and 2012.
Our service specific revenue recognition policies are as follows:
Skilled Nursing, Assisted and Independent Living Revenue
Our revenue is derived primarily from providing long-term healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rate on a per patient, daily basis or as services are performed.
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
In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. As such, we estimate revenue and recognize it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed.
Non-Medicare Revenue
Episodic Based Revenue — We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
Non-episodic Based Revenue — Revenue is recorded on an accrual basis based upon the date of service at amounts equal to its established or estimated per-visit rates, as applicable.
Hospice Revenue
Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care we deliver. We make adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimated amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increases to other accrued liabilities.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. On an annual basis, the historical collection percentages are reviewed by payor and by state and are updated to reflect our recent collection experience. In order to determine the appropriate reserve rate percentages which ultimately establish the allowance, we analyze historical cash collection patterns by payor and by state. The percentages applied to the aged receivable balances are based on our historical experience and time limits, if any, for managed care, Medicare, Medicaid and other payors. We periodically refine our estimates of the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.
Self-Insurance
We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for us. For claims made after January 1, 2013, the combined self-insured retention was $0.5 million per claim, subject to an additional one-time deductible of $1.0 million for California affiliated facilities and a separate, one-time, deductible of $0.8 million for non-California facilities. For all affiliated facilities, except those located in Colorado, the third-party coverage above these limits was $1.0 million per claim, $3.0 million per facility, with a $5.0 million blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per claim and $3.0 million per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate applicable to our other 129 affiliated facilities.
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states except Texas and Washington are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. Our policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis. We evaluate the estimates for claim loss exposure on a quarterly basis.
Our operating subsidiaries are self-insured for workers’ compensation liability for all states, except Texas and Washington. To protect ourselves against loss exposure in California with this policy, we have purchased individual specific excess insurance coverage that insures individual claims that exceed $0.5 million per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims, and we maintain individual stop-loss coverage for individual claims that exceed $0.8 million per occurrence. As of July 1, 2014, our operating subsidiaries in other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $0.4 million per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, we have purchased insurance coverage that insures individual claims that exceed $0.4 million per accident. In all states, except Washington, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information.
We self-fund medical (including prescription drugs) and dental healthcare benefits to the majority of our affiliated subsidiaries' employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect ourselves against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.3 million for each covered person with an additional one-time aggregate individual stop loss deductible of $0.1 million.
We believe that adequate provision has been made in the financial statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of our reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, with the assistance of an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to our results of operations. If our actual liability exceeds our estimates of loss, our results of operations, cash flows and financial condition could be materially adversely affected.

Leases and Leasehold Improvements

At the inception of each lease, we perform an evaluation to determine whether the lease should be classified as an operating or capital lease. We record rent expense for operating leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date we are given control of the leased premises through the end of the lease term. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we record straight-line rent expense.

Business Combinations

Our acquisition strategy is to purchase or lease operating subsidiaries that are complementary to our current affiliated facilities, accretive to our business or otherwise advance our strategy.  The results of all of our operating subsidiaries are included in the accompanying Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. We account for business combinations using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, the initial fair value might not be finalized at the time of the reported period. Accordingly, it is not uncommon for the initial estimates to be subsequently revised.

In accounting for business combinations, we are required to record the assets and liabilities of the acquired business at fair value. In developing estimates of fair values for long-lived assets, we utilize a variety of factors including market data, cash flows, growth rates, and replacement costs. Determining the fair value for specifically identified intangible assets involves significant judgment, estimates and projections related to the valuation to be applied to intangible assets such as favorable leases, customer relationships, Medicare licenses, and trade names. The subjective nature of management’s assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as we amortize finite-lived acquired intangible assets over time, the purchase accounting allocation directly impacts the amortization expense recorded on the financial statements.

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. We have reviewed the FASB issued Accounting Standards Update (ASU) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. For any new pronouncements announced, we consider whether the new pronouncements could alter previous generally accepted accounting principles and determine whether any new or modified principles will have a material impact on our reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. This guidance will be effective for fiscal years beginning after December 15, 2016, which will be our fiscal year 2017. Early adoption is not permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of facility rent, general and administrative expense and depreciation and amortization shown separately below)	80.1	80.3	79.7
U.S. Government inquiry settlement	—	3.6	1.8
Facility rent—cost of services	4.7	1.5	1.6
General and administrative expense	5.5	4.4	3.9
Depreciation and amortization	2.6	3.8	3.4
Total expenses	92.9	93.6	90.4
Income from operations	7.1	6.4	9.6
Other income (expense):
Interest expense	(1.3)	(1.4)	(1.5)
Interest income	—	—	—
Other expense, net	(1.3)	(1.4)	(1.5)
Income before provision for income taxes	5.8	5.0	8.1
Provision for income taxes	2.6	2.2	3.1
Income from continuing operations	3.2	2.8	5.0
Loss from discontinued operations	—	(0.2)	(0.2)
Net income	3.2	2.6	4.8
Less: net loss attributable to the noncontrolling interests	(0.2)	(0.1)	(0.1)
Net income attributable to The Ensign Group, Inc.	3.4%	2.7%	4.9%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The comparison of results of operations between 2014 and 2013 was impacted significantly by the following items:

•
In the second quarter of 2014, we completed the Spin-Off transaction of our real estate business. As a result, we incurred approximately $9.0 million of transaction costs associated with the Spin-Off in 2014, which are included in general and administrative expenses within the consolidated statements of income. See Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust of Notes to Consolidated Financial Statements for additional information. We also recorded additional Spin-Off related costs of approximately $5.8 million, consisting of $4.1 million in repayment penalties and the write-off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt in connection with the Spin-Off and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap. See Note 18, Debt of Notes to Consolidated Financial Statements for additional information. In addition, as part of the transaction, we transferred real properties and entered into new lease agreements with CareTrust, which resulted in additional rent expense of $32.7 million during the year ended 2014 and a reduction in depreciation expense. In 2013, we incurred $4.1 million of transaction costs associated with the Spin-Off.

•
Our 2013 results are impacted by an accrual of $33.0 million for the settlement to resolve the U.S. Department of Justice (DOJ) investigation during the first quarter of 2013. In addition, we incurred charges of $2.6 million in settlement charges and legal costs in 2013 associated with a class action lawsuit. See Note 20, Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information. We did not record settlement charges related to the DOJ investigation in 2014.

•
During 2013, we recorded a $0.5 million goodwill impairment charge on one facility as a result of the facility experiencing a significant reduction in admissions due to extensive renovations, which occurred over a year, resulting in declines in related forecasted cash flows, resulting in the impairment to goodwill. There was no impairment charge to goodwill in 2014.

Revenue

Total consolidated revenue increased $122.9 million, or 13.6% , to $1.0 billion for the year ended December 31, 2014 from $904.6 million for the year ended December 31, 2013.

	Years Ended December 31,
	2014		2013
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Transitional, skilled and assisted living services:
Skilled nursing facilities	$901,470	87.7%	$812,348	89.8%
Assisted and independent living facilities	48,848	4.8	40,931	4.5
Total transitional, skilled and assisted living services	950,318	92.5	853,279	94.3
Home health and hospice services:
Home health	29,577	2.9	21,978	2.4
Hospice	24,939	2.4	17,784	2.0
Total home health and hospice services	54,516	5.3	39,762	4.4
All other (1)	22,572	2.2	11,515	1.3
Total revenue	$1,027,406	100.0%	$904,556	100.0%
(1) Includes revenue from services provided at our urgent care clinics and a mobile x-ray and diagnostic company.

Transitional, Skilled and Assisted Living Services

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$901,470	$812,348	$89,122	11.0%
Assisted and independent living revenue	48,848	40,931	7,917	19.3%
Total transitional, skilled and assisted living revenue	$950,318	$853,279	$97,039	11.4%
Number of facilities at period end	136	119	17	14.3%
Actual patient days	3,921,758	3,648,651	273,107	7.5%
Occupancy percentage — Operational beds	78.0%	77.5%		0.5%
Skilled mix by nursing days	27.6%	26.4%		1.2%
Skilled mix by nursing revenue	50.8%	50.0%		0.8%

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$724,422	$688,184	$36,238	5.3%
Assisted and independent living revenue	17,456	16,493	963	5.8%
Total transitional, skilled and assisted living revenue	$741,878	$704,677	$37,201	5.3%
Number of facilities at period end	82	82	—	—%
Actual patient days	2,832,584	2,784,664	47,920	1.7%
Occupancy percentage — Operational beds	81.9%	80.4%		1.5%
Skilled mix by nursing days	29.3%	27.9%		1.4%
Skilled mix by nursing revenue	52.4%	51.4%		1.0%

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$99,326	$96,454	$2,872	3.0%
Assisted and independent living revenue	18,171	16,467	1,704	10.3%
Total transitional, skilled and assisted living revenue	$117,497	$112,921	$4,576	4.1%
Number of facilities at period end	25	25	—	—%
Actual patient days	634,772	619,161	15,611	2.5%
Occupancy percentage — Operational beds	71.3%	69.6%		1.7%
Skilled mix by nursing days	19.8%	19.5%		0.3%
Skilled mix by nursing revenue	41.5%	40.7%		0.8%

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$77,722	$27,710	$50,012	NM
Assisted and independent living revenue	11,974	4,512	7,462	NM
Total transitional, skilled and assisted living revenue	$89,696	$32,222	$57,474	NM
Number of facilities at period end	29	11	18	NM
Actual patient days	426,386	171,861	254,525	NM
Occupancy percentage — Operational beds	66.5%	66.2%		NM
Skilled mix by nursing days	24.4%	20.5%		NM
Skilled mix by nursing revenue	47.0%	46.6%		NM

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Skilled nursing revenue	$—	$—	$—	NM
Assisted and independent living revenue	1,247	3,459	(2,212)	NM
Total transitional, skilled and assisted living revenue	$1,247	$3,459	$(2,212)	NM
Actual patient days	28,016	72,965		NM
Occupancy percentage — Operational beds	70.3%	75.7%		NM
___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2011.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2011 to December 31, 2012.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2013.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014. These results were excluded from Same Facility and Transitioning Facility for the year ended December 31, 2014 and 2013 for comparison purposes.

Revenue. Transitional, skilled and assisted living revenue increased $97.0 million, or 11.4%, to $950.3 million for the year ended December 31, 2014 compared to $853.3 million for the year ended December 31, 2013. Of the $97.0 million increase, Medicare and managed care revenue increased $36.0 million, or 9.6%, Medicaid custodial revenue increased $32.3 million, or 10.1%, private and other revenue increased $13.6 million, or 11.4%, and Medicaid skilled revenue increased $15.1 million, or 41.8%. Transitional, skilled and assisted living revenue generated by Recently Acquired Facilities increased by approximately $57.5 million. Since January 1, 2013, we have acquired 29 facilities in eight states.

Transitional, skilled and assisted living revenue generated by Same Facilities increased $37.2 million, or 5.3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to an increase in managed care revenue of $12.3 million, or 12.0%, which is primarily attributable to an increase in managed care days of 7.4% during the year ended December 31, 2014 compared to the year ended December 31, 2013. Medicare days remained consistent with the year ended December 31, 2013. Managed care revenue per patient day and Medicare revenue per patient day increased by 3.6% and 0.7%, respectively, during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Transitional, skilled and assisted living revenue at Transitioning Facilities increased $4.6 million, or 4.1% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to an increase in managed care revenue of $2.3 million, or 45.5%, which is primarily attributable to an increase in managed care days of 43.5% during the year ended December 31, 2014 compared to the year ended December 31, 2013. Managed care revenue per patient day and Medicare revenue per patient day increased by 4.3% and 2.1%, respectively, during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Skilled Nursing Average Daily Revenue Rates:
Medicare	$563.94	$560.04	$480.80	$470.74	$514.38	$489.75	$549.12	$544.51
Managed care	412.21	398.02	411.33	394.51	456.29	465.95	416.74	400.44
Other skilled	440.54	456.19	812.83	697.96	321.63	253.00	437.08	460.76
Total skilled revenue	491.20	490.35	475.57	464.84	464.31	480.12	487.55	487.53
Medicaid	183.36	177.35	163.22	161.95	165.44	139.92	179.45	174.04
Private and other payors	193.22	187.38	170.50	167.20	182.06	149.74	185.79	179.40
Total skilled nursing revenue	$274.48	$265.65	$227.25	$222.42	$240.86	$211.74	$265.41	$257.67

Medicare daily rates at Same Facilities increased by 0.7% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This rate was impacted by a 2.0% net market basket increase, which went into effect in October 2014, and a net market basket increase of 1.3%, which went into effect in October 2013. These net market basket increases were offset by a 2.0% sequestration reduction, which went into effect on April 1, 2013. In addition, the increase in Medicare daily rates are impacted by the continuous shift towards higher acuity patients. The decrease in Other Skilled rates was primarily due to the decrease in our daily sub-acute rates in California. The average Medicaid rate increased 3.1% for the year ended December 31, 2014 relative to the same period in the prior year, primarily due to increases in rates in various states.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Revenue:
Medicare	29.7%	31.1%	32.8%	34.8%	22.7%	28.8%	29.4%	31.4%
Managed care	15.9	14.9	6.9	4.7	20.1	17.8	15.3	13.9
Other skilled	6.8	5.4	1.8	1.2	4.2	—	6.1	4.7
Skilled mix	52.4	51.4	41.5	40.7	47.0	46.6	50.8	50.0
Private and other payors	7.2	7.7	21.5	21.9	11.3	13.8	9.1	9.5
Quality mix	59.6	59.1	63.0	62.6	58.3	60.4	59.9	59.5
Medicaid	40.4	40.9	37.0	37.4	41.7	39.6	40.1	40.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Percentage of Skilled Nursing Days:
Medicare	14.4%	14.7%	15.5%	16.4%	10.6%	12.4%	14.2%	14.8%
Managed care	10.7	10.0	3.8	2.7	10.7	8.1	9.7	8.9
Other skilled	4.2	3.2	0.5	0.4	3.1	—	3.7	2.7
Skilled mix	29.3	27.9	19.8	19.5	24.4	20.5	27.6	26.4
Private and other payors	10.3	10.8	28.7	29.1	15.0	19.6	13.1	13.7
Quality mix	39.6	38.7	48.5	48.6	39.4	40.1	40.7	40.1
Medicaid	60.4	61.3	51.5	51.4	60.6	59.9	59.3	59.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Heath and Hospice Services

	Year Ended December 31,
	2014	2013	Change	% Change
Results:
Home health and hospice revenue
Home health services:	$29,577	$21,978	$7,599	34.6%
Hospice services:	24,939	17,784	7,155	40.2
Total home health and hospice revenue	$54,516	$39,762	$14,754	37.1%
Home health services:
Medicare Episodic Admissions	5,221	4,090	1,131	27.7%
Average Medicare Revenue per Completed Episode	2,840	2,746	94	3.4%
Hospice services:
Average Daily Census	420	302	118	39.1%
Home health and hospice revenue increased $14.7 million, or 37.1%, to $54.5 million for the year ended December 31, 2014 compared to $39.8 million for the year ended December 31, 2013. Of the $14.7 million increase, Medicare and managed care revenue increased $11.8 million, or 34.5% and Medicaid custodial revenue increased $2.0 million, or 62.7%. The increase in revenue is due primarily to organic growth in existing agencies, coupled with the addition of agencies acquired during the year ended December 31, 2014. Since January 1, 2014, we have acquired three home health and four hospice operations in four states. Average Medicare revenue per completed episode increased $94, or 3.4%, to $2,840 for the year ended December 31, 2014 compared to $2,746 for the year ended December 31, 2013. The increase is primarily due to increases in visits per episode.

Cost of Services (exclusive of facility rent and depreciation and amortization shown separately)

Cost of services increased $96.7 million, or 13.3%, to $822.7 million for the year ended December 31, 2014 compared to $726.0 million for the year ended December 31, 2013. Cost of services as a percentage of total revenue was 80.1% for the year ended December 31, 2014, which is consistent with the year ended December 31, 2013. The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014				2013
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$756,682	$43,497	$22,490	$822,669	$679,976	$33,809	$12,204	$725,989

Transitional, Skilled and Assisted Living Services

	Year Ended December 31,			%
	2014	2013	Change	Change
	(dollars in thousands)
Cost of service dollars	$756,682	$679,976	$76,706	11.3%
Revenue percentage	79.6%	79.7%		(0.1)%

Cost of services related to our transitional, skilled and assisted living services increased $76.7 million, or 11.3%, to $756.7 million for the year ended December 31, 2014 compared to $680.0 million for the year ended December 31, 2013. Cost of services as a percentage of total revenue is 79.6% for the year ended December 31, 2014, which is consistent with the year ended December 31, 2013.

Home Heath and Hospice Services

	Year Ended December 31,			%
	2014	2013	Change	Change
	(dollars in thousands)
Cost of service dollars	$43,497	$33,809	$9,688	28.7%
Revenue percentage	79.8%	85.0%		(5.2)%

Cost of services related to our home health and hospice services increased $9.7 million, or 28.7%, to $43.5 million for the year ended December 31, 2014 compared to $33.8 million for the year ended December 31, 2013. Cost of services as a percentage of total revenue decreased to 79.8% for the year ended December 31, 2014 as compared to 85.0% for the year ended December 31, 2013. The decrease was due to collection efforts, resulting in a decrease in bad debt expense.

Facility Rent — Cost of Services. Facility rent — cost of services increased $34.9 million to $48.5 million for the year ended December 31, 2014 compared to $13.6 million for the year ended December 31, 2013. Facility rent-cost of service as a percentage of total revenue increased to 4.7% for the year ended December 31, 2014 from 1.5% for the year ended December 31, 2013. The increase in rent was primarily due to new lease agreements under the Master Leases entered into with CareTrust associated with 94 affiliated skilled nursing, assisted living and independent living facilities in connection with the Spin-Off and new leases for newly opened urgent care centers and skilled nursing facilities. Rent expense under the Master Leases is expected to be $4.7 million on a monthly basis for the initial two years.
General and Administrative Expense. General and administrative expense increased $16.8 million to $56.9 million for the year ended December 31, 2014 compared to $40.1 million for the year ended December 31, 2013. General and administrative expenses increased as a percentage of total revenue to 5.5% for the year ended December 31, 2014 as compared to 4.4% for the year ended December 31, 2013. The $16.8 million increase was primarily due to costs of approximately $9.0 million incurred in connection with the Spin-Off. In 2013, general and administrative expense includes $4.1 million of costs incurred in connection with the Spin-Off. Excluding these costs, general and administrative expense as a percentage of revenue was 4.7% for the year ended December 31, 2014 compared to 4.0% for the year ended December 31, 2013. The remaining increase was due to operational growth and enhancements made to our internal compliance, marketing and managed care teams during 2014.
Depreciation and Amortization. Depreciation and amortization expense decreased $7.5 million, or 22.1% to $26.4 million for the year ended December 31, 2014 compared to $33.9 million for the year ended December 31, 2013. Depreciation and amortization expense decreased as a percentage of total revenue to 2.6% for the year ended December 31, 2014 as compared to 3.8% for the year ended December 31, 2013. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation in Recently Acquired Facilities. Included in the $4.7 million depreciation and amortization expense in Recently Acquired Facilities is $0.5 million of amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net increased $0.1 million to $12.4 million for the year ended December 31, 2014 compared to $12.3 million for the year ended December 31, 2013. Other expense as a percentage of revenue was 1.3% for the year ended December 31, 2014, which is consistent with the year ended December 31, 2013.
Provision for Income Taxes. Provision for income taxes as a percentage of revenue increased to 2.6% for the year ended December 31, 2014 as compared to 2.2% for the year ended December 31, 2013. This increase resulted from the increase in income before income taxes of $14.9 million, or 32.6%. Our effective tax rate was 44.4% for the year ended December 31, 2014 as compared to 43.8% for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The comparison of results of operations between 2013 and 2012 was impacted significantly by the following items:

•
During 2013, we incurred $4.1 million of transaction costs associated with the Spin-Off, which are included in general and administrative expenses within the consolidated statements of income. See Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust of Notes to Consolidated Financial Statements for additional information. There were no Spin-Off transaction costs incurred in 2012.

•
Our 2013 and 2012 results were impacted by an accrual of $33.0 million and $15.0 million, respectively, for the settlement to resolve the DOJ investigation. In addition, we incurred charges of $2.6 million and $4.5 million in settlement charges and legal costs in 2013 and 2012, respectively, associated with a class action lawsuit. See Note 20, Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information.

•
During 2013, we recorded a $0.5 million goodwill impairment charge on one facility as a result of the facility experiencing a significant reduction in admissions due to extensive renovations, which occurred over a year, which resulted in declines in related forecasted cash flows, resulting in the impairment to goodwill. During 2012, we recorded a $2.2 million impairment charge of goodwill and other indefinite-lived intangibles due to a decline in the estimated fair value of redeemable noncontrolling interest of our urgent care franchise business.

Revenue

Revenue increased $81.4 million, or 9.9%, to $904.6 million for the year ended December 31, 2013 from $823.2 million for the year ended December 31, 2012.

	Year Ended December 31,
	2013		2012
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Transitional, skilled and assisted living services:
Skilled nursing facilities	$812,348	89.8%	$765,226	93.0%
Assisted and independent living facilities	40,931	4.5	34,427	4.2
Total transitional, skilled and assisted living services	853,279	94.3	799,653	97.2
Home health and hospice services:
Home health	21,978	2.4	12,800	1.5
Hospice	17,784	2.0	10,486	1.3
Total home health and hospice services	39,762	4.4	23,286	2.8
All other (1)	11,515	1.3	216	—
Total revenue	$904,556	100.0%	$823,155	100.0%
(1) Includes revenue from services provided at our urgent care clinics and a mobile x-ray and diagnostic company.

Transitional, Skilled and Assisted Living Services

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$812,348	$765,226	$47,122	6.2%
Assisted and independent living revenue	40,931	34,427	6,504	18.9%
Total transitional, skilled and assisted living revenue	$853,279	$799,653	$53,626	6.7%
Number of facilities at period end	119	108	11	10.2%
Actual patient days	3,648,651	3,452,598	196,053	5.7%
Occupancy percentage — Operational beds	77.5%	79.0%		(1.5)%
Skilled mix by nursing days	26.4%	25.9%		0.5%
Skilled mix by nursing revenue	50.0%	50.0%		—%

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$663,244	$655,560	$7,684	1.2%
Assisted and independent living revenue	12,766	11,847	919	7.8%
Total transitional, skilled and assisted living revenue	$676,010	$667,407	$8,603	1.3%
Number of facilities at period end	77	77	—	—%
Actual patient days	2,607,158	2,626,860	(19,702)	(0.8)%
Occupancy percentage — Operational beds	80.8%	81.2%		(0.4)%
Skilled mix by nursing days	28.3%	27.5%		0.8%
Skilled mix by nursing revenue	52.1%	52.0%		0.1%

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$100,062	$99,155	$907	0.9%
Assisted and independent living revenue	16,848	16,988	(140)	(0.8)%
Total transitional, skilled and assisted living revenue	$116,910	$116,143	$767	0.7%
Number of facilities at period end	24	24	—	—%
Actual patient days	662,661	686,375	(23,714)	(3.5)%
Occupancy percentage — Operational beds	73.7%	74.4%		(0.7)%
Skilled mix by nursing days	20.2%	18.2%		2.0%
Skilled mix by nursing revenue	42.0%	39.2%		2.8%

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$49,042	$10,511	$38,531	NM
Assisted and independent living revenue	7,858	2,421	5,437	NM
Total transitional, skilled and assisted living revenue	$56,900	$12,932	$43,968	NM
Number of facilities at period end	17	6	11	NM
Actual patient days	305,867	77,574	228,293	NM
Occupancy percentage — Operational beds	62.7%	55.5%		NM
Skilled mix by nursing days	18.0%	11.2%		NM
Skilled mix by nursing revenue	38.1%	20.9%		NM

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Skilled nursing revenue	$—	$—	$—	NM
Assisted and independent living revenue	3,459	3,171	288	NM
Total transitional, skilled and assisted living revenue	$3,459	$3,171	$288	NM
Actual patient days	72,965	61,789	11,176	NM
Occupancy percentage — Operational beds	75.7%	81.6%		NM
_______________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2010.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2010 to December 31, 2011.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2012.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014. These results were excluded from Same Facility and Transitioning Facility for the twelve months ended December 31, 2013 and 2012 for comparison purposes.

Revenue. Transitional, skilled and assisted living revenue increased $53.6 million, or 6.7%, to $853.3 million for the year ended December 31, 2013 compared to $799.7 million for the year ended December 31, 2012. Of the $53.6 million increase, Medicare and managed care revenue increased $20.0 million, or 5.6%, Medicaid custodial revenue increased $19.5 million, or 6.5%, private and other revenue increased $11.0 million, or 10.1%, and Medicaid skilled revenue increased $3.1 million, or 9.2%. Transitional, skilled and assisted living revenue generated by Recently Acquired Facilities increased by approximately $44.0 million. From January 1, 2012 through December 31, 2013, we acquired 17 facilities in seven states.

Transitional, skilled and assisted living revenue generated by Same Facilities increased $8.6 million, or 1.3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to an increase of 0.8% in skilled mix days to 28.3% as compared to 2012. This increase was primarily due to an increase in managed care days of 11.1% during the year ended December 31, 2013 as compared to the year ended December 31, 2012, partially offset by a decrease in Medicare days of 5.4% during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Managed care revenue per patient day and Medicare revenue per patient day increased 2.0% and 1.6%, respectively, during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Transitional, skilled and assisted living revenue at Transitioning Facilities increased $0.8 million, or 0.7% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was due to a 2.0% increase in skilled mix days primarily attributable to increases in Medicare days of 5.6% and managed care days of 13.3% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Skilled Nursing Average Daily Revenue Rates:
Medicare	$564.45	$555.44	$474.16	$471.25	$461.98	$418.73	$544.51	$541.63
Managed care	398.86	391.08	378.70	395.32	458.55	427.52	400.44	391.32
Other skilled	455.88	457.58	708.32	529.85	253.00	-	460.76	458.67
Total skilled revenue	492.13	490.63	462.86	460.25	460.78	418.88	487.53	486.98
Medicaid	176.97	168.85	158.45	155.16	167.26	204.57	174.04	167.78
Private and other payors	188.44	189.62	167.45	165.93	154.87	168.26	179.40	181.52
Total skilled nursing revenue	$267.38	$259.48	$222.39	$213.93	$218.10	$223.11	$257.67	$252.18

The average Medicare daily rate increased by 0.5%. This rate was impacted by a 1.8% net market basket increase, which went into effect in October 2012 and a net market basket increase of 1.3%, which went into effect October 2013.  These market basket increases were offset by a 2% sequestration payment reduction that went into effect on April 1, 2013. The average Medicaid daily rate increased 3.7% for the year ended December 31, 2013 relative to the same period in the prior year, primarily due to increases in rates in various states.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Revenue:
Medicare	31.3%	33.0%	35.1%	33.3%	26.6%	20.6%	31.4%	32.9%
Managed care	15.2	13.7	5.7	5.3	11.5	0.3	13.9	12.4
Other skilled	5.6	5.3	1.2	0.6	—	—	4.7	4.7
Skilled mix	52.1	52.0	42.0	39.2	38.1	20.9	50.0	50.0
Private and other payors	7.5	7.6	21.4	22.6	12.1	11.2	9.5	9.5
Quality mix	59.6	59.6	63.4	61.8	50.2	32.1	59.5	59.5
Medicaid	40.4	40.4	36.6	38.2	49.8	67.9	40.5	40.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Percentage of Skilled Nursing Days:
Medicare	14.8%	15.4%	16.5%	15.1%	12.6%	11.0%	14.8%	15.3%
Managed care	10.2	9.1	3.3	2.8	5.4	0.2	8.9	8.0
Other skilled	3.3	3.0	0.4	0.3	—	—	2.7	2.6
Skilled mix	28.3	27.5	20.2	18.2	18.0	11.2	26.4	25.9
Private and other payors	10.7	10.4	28.4	29.2	17.0	14.7	13.7	13.2
Quality mix	39.0	37.9	48.6	47.4	35.0	25.9	40.1	39.1
Medicaid	61.0	62.1	51.4	52.6	65.0	74.1	59.9	60.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Heath and Hospice Services

	Year Ended December 31,
	2013	2012	Change	% Change
Results:
Home health and hospice revenue
Home health services:	$21,978	$12,800	$9,178	71.7%
Hospice services:	17,784	10,486	7,298	69.6
Total home health and hospice revenue	$39,762	$23,286	$16,476	70.8%
Home health services:
Medicare Episodic Admissions	4,090	2,379	1,711	71.9%
Average Medicare Revenue per Completed Episode	2,746	2,610	136	5.2%
Hospice services:
Average Daily Census	302	180	122	67.8%
Revenue increased $16.5 million, or 70.8%, to $39.8 million for the year ended December 31, 2013 compared to $23.3 million for the year ended December 31, 2012. Of the $16.5 million increase, Medicare and managed care revenue increased $13.8 million, or 67.9% and Medicaid custodial revenue increased $2.2 million. From January 1, 2012 through December 31, 2013, we acquired five home health and four hospice operations in six states. The increase in revenue is due to organic growth in existing agencies, coupled with the addition of agencies acquired during the year ended December 31, 2014. During the year ended December 31, 2013, we acquired three home health and three hospice operations in four states. Average Medicare revenue per completed episode increased $136, or 5.2%, to $2,746 for the year ended December 31, 2013 compared to $2,610 for the year ended December 31, 2012. The increase is primarily due to increases in visits per episode.
Cost of Services (exclusive of facility rent and depreciation and amortization shown separately).

Cost of services increased $69.6 million, or 10.6%, to $726.0 million for the year ended December 31, 2013 compared to $656.4 million for the year ended December 31, 2012. Cost of services as a percentage of total revenue increased to 80.3% for the year ended December 31, 2013 as compared to 79.7% for the year ended December 31, 2012. The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013				2012
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$679,976	$33,809	$12,204	$725,989	$635,832	$18,636	$1,956	$656,424

Transitional, Skilled and Assisted Living Services

	Year Ended December 31,
	2013	2012	Change	% Change
	(dollars in thousands)
Cost of service dollars	$679,976	$635,832	$44,144	6.9%
Revenue percentage	79.7%	79.5%		0.2%

Cost of services related to our transitional, skilled and assisted living services increased $44.2 million, or 6.9%, to $680.0 million for the year ended December 31, 2013 compared to $635.8 million for the year ended December 31, 2012. Cost of services as a percentage of total revenue increased to 79.7% for the year ended December 31, 2013 as compared to 79.5% for the year ended December 31, 2012. The increase was primarily related to an increase in quality assurance fee of $3.7 million in certain states where related Medicaid rates were also increased. In addition, we recorded additional costs of $1.5 million related to the class action staffing lawsuit during the year ended December 31, 2013.

Home Heath and Hospice Services

	Year Ended December 31,
	2013	2012	Change	% Change
	(dollars in thousands)
Cost of service dollars	$33,809	$18,636	$15,173	81.4%
Revenue percentage	85.0%	80.0%		5.0%

Cost of services related to our home health and hospice business increased $15.2 million, or 81.4%, to $33.8 million for the year ended December 31, 2013 compared to $18.6 million for the year ended December 31, 2012. Cost of services as a percentage of total revenue increased to 85.0% for the year ended December 31, 2013 as compared to 80.0% for the year ended December 31, 2012. The increase of $15.2 million was due to operational growth in the year ended December 31, 2013.

Charge Related to U.S. Government Inquiry. We recorded an additional charge in the amount of $33.0 million during the year ended December 31, 2013 related to investigation into some of our subsidiaries conducted by the DOJ. During the year ended December 31, 2012, we accrued an estimated liability of $15.0 million.

Facility Rent — Cost of Services. Facility rent — cost of services increased $0.3 million, or 2.3%, to $13.6 million for the year ended December 31, 2013 compared to $13.3 million for the year ended December 31, 2012. Facility rent — cost of services as a percentage of total revenue decreased to 1.5% for the year ended December 31, 2013 from 1.6% for the year ended December 31, 2012.
General and Administrative Expense. General and administrative expense increased $8.3 million, or 26.1%, to $40.1 million for the year ended December 31, 2013 compared to $31.8 million for the year ended December 31, 2012. General and administrative expenses increased as a percentage of total revenue to 4.4% for the year ended December 31, 2013 as compared to 3.9% for the year ended December 31, 2012. The $8.3 million increase was primarily due to costs of $4.1 million incurred in connection with the Spin-Off and wages and benefits as a result of enhancements made to our internal compliance team.
Depreciation and Amortization. Depreciation and amortization expense increased $5.5 million, or 19.4%, to $33.9 million for the year ended December 31, 2013 compared to $28.4 million for the year ended December 31, 2012. Depreciation and amortization expense increased as a percentage of total revenue to 3.8% for the year ended December 31, 2013 as compared to 3.4% for the year ended December 31, 2012. This increase was primarily related to the additional depreciation of $3.5 million in Recently Acquired Facilities, as well as an increase of $1.9 million in Same Facilities due to recent renovations and the purchase of the underlying assets of three of our skilled nursing facilities which we previously operated under long-term lease agreements during the year ended December 31, 2012. Of the $3.5 million increase in Recently Acquired Facilities, $0.7 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net increased $0.3 million, or 2.6%, to $12.3 million for the year ended December 31, 2013 compared to $12.0 million for the year ended December 31, 2012. Other expense as a percentage of revenue decreased to 1.4% for the year ended December 31, 2013 as compared to 1.5% for the year ended December 31, 2012.
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

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of facilities mortgage, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $92.7 million, $45.1 million and $31.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash paid for asset acquisitions was $7.9 million, $0.0 million, and $11.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total capital expenditures for property and equipment were $53.7 million, $29.8 million and $38.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We currently have approximately $45.0 million budgeted for renovation projects for 2015.

We believe our current cash balances, our cash flow from operations and the amounts available under the 2014 Credit Facility, will be sufficient to cover our operating needs for at least the next 12 months. We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2014, we held debt security investments of approximately $23.9 million, which were split between AA, A and BBB-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

In connection with the Spin-Off, CareTrust assumed the mortgage debt of approximately $48.5 million, and issued additional mortgage debt of approximately $50.7 million, related to certain of the properties it acquired, and issued $260.0 million in aggregate principal amount of senior unsecured notes. CareTrust transferred to us $220.8 million of the proceeds from the issuance of the notes in connection with the contribution of assets to CareTrust prior to the Spin-Off. We used the proceeds to repay certain outstanding third-party bank debt and other indebtedness and the third and fourth quarter 2014 dividend payments. We are planing to utilize all the remaining amount of $5.1 million as of December 31, 2014 to make dividend payments during 2015.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$84,880	$37,424	$82,050
Net cash used in investing activities	(172,851)	(65,235)	(84,496)
Net cash provided by financing activities	72,624	52,881	13,547
Net (decrease) increase in cash and cash equivalents	(15,347)	25,070	11,101
Cash and cash equivalents at beginning of period	65,755	40,685	29,584
Cash and cash equivalents at end of period	$50,408	$65,755	$40,685
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operations for the year ended December 31, 2014 was $84.9 million compared to $37.4 million for the year ended December 31, 2013, an increase of $47.5 million. This increase was primarily due to the decrease in prepayment of income taxes and timing of the payment of accounts payable and accrued expenses, partially offset by increased accounts receivable.
Net cash used in investing activities for the year ended December 31, 2014 was $172.9 million compared to $65.2 million for the year ended December 31, 2013, an increase of $107.7 million. The increase was primarily the result of purchases of property and equipment, business acquisitions and asset acquisitions of $53.7 million, $92.7 million and $7.9 million, respectively, during the year ended December 31, 2014, compared to $29.8 million, $45.1 million and $0.0 million, respectively, during the year ended December 31, 2013, an increase of $79.4 million. The increase in purchases of property and equipment during the year ended December 31, 2014 was in effort to finalize numerous renovation projects in advance of the Spin-Off.
Net cash provided by financing activities for the year ended December 31, 2014 was $72.6 million as compared to $52.9 million for the year ended December 31, 2013, an increase of $19.7 million. This increase in net cash provided by financing activities was primarily due to the receipt of $90.0 million in borrowing proceeds from our Senior Credit Facility and the 2014 Credit Facility during the year ended December 31, 2014 as compared to $58.7 million during the year ended December 31, 2013, partially offset by an increase in long-term debt repayments of $25.0 million for the year ended December 31, 2014 as compared to $7.2 million during the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by operations for the year ended December 31, 2013 was $37.4 million compared to $82.1 million for the year ended December 31, 2012, a decrease of $44.7 million. This decrease was primarily due to the payment of the U.S. Government investigation settlement of $15.0 million, an increase in accounts receivable of $11.1 million as compared to the year ended December 31, 2012 and an increase in prepaid income taxes of $8.2 million as compared to the year ended December 31, 2012 due to the timing of payments.
Net cash used in investing activities for the year ended December 31, 2013 was $65.2 million compared to $84.5 million for the year ended December 31, 2012, a decrease of $19.3 million. The decrease was primarily the result of $71.3 million in cash paid for business acquisitions, asset acquisitions and purchased property and equipment in the year ended December 31, 2013 compared to $86.2 million in the year ended December 31, 2012, a decrease of $14.9 million. The remainder of this difference is due to cash proceeds received on the sale of our urgent care franchising business of $3.6 million and equity method investment of $1.6 million during the year ended December 31, 2013.
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
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2010	2011	2012	2013	2014
	(in thousands)
2014 Credit Facility	$—	$—	$—	$—	$65,000
Senior Credit Facility	—	88,125	89,375	144,325	—
Ten Project Note	52,229	51,185	50,072	48,864	—
Six Project Loan	39,495	—	—	—	—
Mortgage Loan and Promissory Notes	49,744	48,560	68,245	66,117	3,390
Bond payable	1,038	—	—	—	—
Total	$142,506	$187,870	$207,692	$259,306	$68,390

The following table represents our cumulative growth from 2008 to the present:

	December 31,
	2008	2009	2010	2011	2012	2013	2014
Cumulative number of skilled nursing, assisted and independent living facilities	63	77	82	102	108	119	136
Cumulative number of home health and hospice agencies	—	1	3	7	10	16	23
Cumulative number of urgent care centers	—	—	—	—	3	7	14

New Credit Facility with a Lending Consortium Arranged by SunTrust (2014 Credit Facility)
On May 30, 2014, we entered into the 2014 Credit Facility in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. Under the 2014 Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million. The interest rates applicable to loans under the 2014 Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the 2014 Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the 2014 Credit Facility are not subject to interim amortization. We are not required to repay any loans under the 2014 Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the 2014 Credit Facility. We are permitted to prepay all or any portion of the loans under the 2014 Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. In connection with the 2014 Credit Facility, we incurred financing costs of approximately $2.0 million, which were capitalized and amortized over the term of the 2014 Credit Facility. As of December 31, 2014, our subsidiaries had $65.0 million outstanding under the 2014 Credit Facility.

The 2014 Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by substantially all of our personal property. The 2014 Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the 2014 Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that we and our subsidiaries mortgage certain of our real property assets to secure the 2014 Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2014, we were in compliance with all loan covenants.
Senior Credit Facility with Six-Bank Lending Consortium Arranged by SunTrust and Wells Fargo (Senior Credit Facility)

On July 15, 2011, we entered into the Senior Credit Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments that commenced on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Amounts borrowed pursuant to the Senior Credit Facility were guaranteed by certain of our wholly-owned subsidiaries and secured by substantially all of our personal property. To reduce the risk related to interest rate fluctuations, we, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 5, Fair Value Measurements in Notes to Consolidated Financial Statements.

On May 30, 2014, the Senior Credit Facility was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.
Mortgage Loan with Red Mortgage Capital, LLC

On September 24, 2014, we acquired an assisted living operation in Arizona. The acquisition was purchased with a combination of cash and the assumption of an existing mortgage loan with Red Mortgage Capital, LLC of approximately $3.4 million. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our facility to HUD oversight and periodic inspections. The mortgage loan bears interest at the rate of 2.55% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 9.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through 11 of the loan. There is no prepayment penalty after year 11. The term of the mortgage loan is for 25 years, with monthly principal and interest payments commencing on September 12, 2012 and the balance due on October 1, 2037. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of December 31, 2014, our subsidiary had $3.4 million outstanding under the mortgage loan, of which $0.1 million is classified as short-term and the remaining $3.3 million is classified as long-term.

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

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.

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

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.

CareTrust Indebtedness

Immediately before the Spin-Off, on May 30, 2014, while CareTrust was our wholly-owned subsidiary, CareTrust raised $260.0 million of debt financing, which was part of the net assets contributed to CareTrust as part of the Spin-Off. See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust in the Notes to Consolidated Financial Statements.
Term Loan with General Electric Capital Corporation

On December 29, 2006, a number of our independent real estate holding subsidiaries jointly entered into the Third Amended and Restated Loan Agreement with General Electric Capital Corporation (GECC), which consisted of an approximately $55.7 million multiple-advance term loan (Ten Project Note). The Ten Project Note was currently secured by the real and personal property comprising the ten facilities owned by these subsidiaries.

On May 30, 2014, we entered into the Fifth Amended and Restated Loan Agreement with GECC, which consisted of an additional loan of $50.7 million to an aggregate principal amount of $99.0 million. The Ten Project Note matures in May 2017. The initial term loan of $55.7 million was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The additional loan of $50.7 million bears interest at a floating rate equal to the three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 years amortization.

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
Mortgage Loan with Continental Wingate Associates, Inc.
Ensign Southland LLC, one of our operating subsidiaries, entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with HUD, which subjected our Southland facility to HUD oversight and periodic inspections. This mortgage loan was secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

On May 30, 2014, the mortgage loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.

In connection with the debt retirements, we incurred losses of $5.8 million, consisting of $4.1 million in repayment penalties and the write off of unamortized debt discount and deferred financing costs and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swaps.
Contractual Obligations, Commitments and Contingencies

The following table sets forth our principal contractual obligations and commitments as of December 31, 2014, including the future periods in which payments are expected:

	2015	2016	2017	2018	2019	Thereafter	Total
			(In thousands)
Operating lease obligations	$74,927	$74,778	$74,270	$74,293	$73,232	$755,212	$1,126,712
Long-term debt obligations	111	114	117	120	65,123	2,805	68,390
Interest payments on long-term debt	2,341	2,338	2,335	2,332	2,329	689	12,364
Total	$77,379	$77,230	$76,722	$76,745	$140,684	$758,706	$1,207,466
Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, worker's compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this Annual Report.
As a result of the Spin-Off, we lease from CareTrust real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities used in our operations under eight master leases (the Master Leases). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. Annual rent expense under the Master Leases will be approximately $56.0 million during each of the first two years of the Master Leases.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $32.7 million for the year ended December 31, 2014, as a result of the Spin-Off on June 1, 2014. There was no rent expense under the Master Leases for the years ended December 31, 2013 and 2012.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of December 31, 2014, we were in compliance with the Master Leases' covenants.
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

We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $48.9 million, $14.1 million, and $13.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of December 31, 2014.
Internal Revenue Service Examination
During the third quarter of 2014, we received a notification from the IRS that our 2012 tax return will be examined. During the first quarter of 2012, the State of California initiated an examination of our income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. The examination was closed with no adjustments. See Note 15, Income Taxes in the Notes to Consolidated Financial Statements.
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
See additional description of our contingencies in Notes 18, Debt and 20, Commitments and Contingencies in Notes to Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had approximately $2.8 million on the 2014 Credit Facility and $2.0 million on the Senior Credit Facility, respectively, of borrowing capacity pledged as collateral to secure outstanding letters of credit.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the 2014 Credit Facility. The 2014 Credit Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. Historically, we entered into an interest rate swap agreement to reduce risk from volatility in the income statement. We terminated the swap agreement in May 2014 in connection with our repayment of the Senior Credit Facility. As of December 31, 2014, there was no outstanding interest rate swap contract. We may enter into new a interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the 2014 Credit Facility. As of December 31, 2014, our subsidiaries had $65.0 million outstanding under the 2014 Credit Facility.

Our cash and cash equivalents as of December 31, 2014 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2014, we held debt security investments of approximately $23.9 million, which were split between AA, A, and BBB-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2014 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2014. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(In thousands, except per share data)
Revenue	$276,869	$260,841	$250,043	$239,653	$237,008	$229,261	$220,086	$218,201
Cost of services (exclusive of facility rent and depreciation and amortization)	221,137	209,737	202,057	189,738	187,843	186,172	175,913	176,061
Charge related to U.S. Government inquiry	—	—	—	—	—	—	—	33,000
Total expenses	257,229	245,546	236,401	215,306	211,893	208,972	196,794	228,955
Income (loss) from operations(1)	19,640	15,295	13,642	24,347	25,115	20,289	23,292	(10,754)
Income (loss) from continuing operations	$10,796	$8,371	$1,533	$13,041	$13,349	$10,642	$12,430	$(10,763)
Loss from discontinued operations	—	—	—	—	—	(30)	(26)	(1,748)
Net income (loss)	10,796	8,371	1,533	13,041	13,349	10,612	12,404	(12,511)
(Loss) income attributable to noncontrolling interests	(715)	(535)	(474)	(485)	(7)	148	37	(364)
Net income (loss) attributable to The Ensign Group, Inc.	$11,511	$8,906	$2,007	$13,526	$13,356	$10,464	$12,367	$(12,147)
Income (loss) from continuing operations attributable to the Ensign Group, Inc.	11,511	8,906	2,007	13,526	13,356	10,494	12,393	(10,399)
Loss from discontinued operations	—	—	—	—	—	(30)	(26)	(1,748)
Net income (loss) attributable to The Ensign Group, Inc.	$11,511	$8,906	$2,007	$13,526	$13,356	$10,464	$12,367	$(12,147)
Basic income (loss) per share:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.51	$0.40	$0.09	$0.61	$0.61	$0.48	$0.57	$(0.48)
Loss income from discontinued operations	—	—	—	—	—	—	—	(0.08)
Net income (loss) attributable to the Ensign Group, Inc.	$0.51	$0.40	$0.09	$0.61	$0.61	$0.48	$0.57	$(0.56)
Diluted income (loss) per share:
Income (loss) from continuing operations attributable to The Ensign Group, Inc.	$0.49	$0.38	$0.09	$0.60	$0.59	$0.47	$0.55	$(0.48)
Loss from discontinued operations	—	—	—	—	—	—	—	(0.08)
Net income (loss) attributable to the Ensign Group, Inc.	$0.49	$0.38	$0.09	$0.60	$0.59	$0.47	$0.55	$(0.56)
Weighted average common shares outstanding:
Basic	22,519	22,415	22,259	22,168	22,028	21,941	21,859	21,768
Diluted	23,378	23,186	22,960	22,582	22,507	22,409	22,321	21,768
 (1)

(1) In the amount of Income (loss) from operations in 2014 includes additional Spin-Off related costs of approximately $5.8 million, consisting of $4.1 million in repayment penalties and the write-off of unamortized debt discount and deferred financing costs upon retirement of outstanding debt in connection with the Spin-Off and $1.7 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap; $9.0 million of transaction costs associated with the Spin-Off. In addition, as part of the Spin-Off, we transferred real properties and entered into new lease agreements with CareTrust, which resulted in additional rent expense of $32.7 million during the year ended 2014 and a reduction in depreciation expense.

The additional information required by this Item 8 is incorporated herein by reference to the financial statements set forth in Item 15 of this report, Exhibits, Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 9, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 9, 2015

Item 9B.        Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Board of Directors

Our amended and restated certificate of incorporation provides for a classified Board of Directors consisting of three classes of directors, each serving staggered three-year terms and each class as nearly equal in number as possible as determined by our Board of Directors. Accordingly, a portion of our Board of Directors is elected each year.

The following table and biographical information sets forth certain information with respect to our Board of Directors as of February 2, 2015. The information presented below for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should be nominated to serve on our Board of Directors in light of our business.

Name	Position with the Company	Age	Director Since	Term Expires

Roy E. Christensen	Co-founder, Chairman of the Board	81	1999	2017
Christopher R. Christensen	Co-founder, President, Chief Executive Officer and Director	46	1999	2015
Lee A. Daniels	Director	58	2013	2016
Dr. Antoinette T. Hubenette	Director	66	2003	2016
Dr. John G. Nackel	Director	63	2008	2017
Daren J. Shaw	Director	58	2012	2015
Barry M. Smith	Director	62	2014	2017

Roy E. Christensen has served as our Chairman of the Board since 1999 and currently serves on the Board’s quality assurance and compliance committee. He served as our Chief Executive Officer from 1999 to April 2006. He is a 50-year veteran of the long-term care industry, and was founder and Chairman of both Beverly Enterprises, Inc., a healthcare company, and GranCare, Inc. (which later merged into Mariner Post-Acute Network, Inc.) a healthcare company. In 1994, he founded Covenant Care, Inc., a successful long-term care company, and served as its Chairman and Chief Executive Officer from 1994 to 1997. He was Chairman of GranCare, Inc. from 1988 to 1993, and Chief Executive Officer of GranCare, Inc. from 1988 to 1991. He was a member of President Nixon’s Healthcare Advisory Task Force on Medicare and Medicaid, and spent four years as a member of the Secretary of Health, Education and Welfare’s Advisory Task Force during the Nixon Administration. We believe that Mr. Christensen’s extensive experience in the skilled nursing industry and his proven leadership and business skills support the conclusion that he should serve as one of our directors. Mr. Christensen is the father of our Chief Executive Officer, Christopher R. Christensen.
Christopher R. Christensen has served as our President since 1999 and our Chief Executive Officer since April 2006. Mr. Christensen has concurrently served as a member of our Board of Directors since forming the Company in 1999 and currently sits on the Board’s quality assurance and compliance committee. Prior to forming Ensign, Mr. Christensen served as acting Chief Operating Officer of Covenant Care, Inc., a California-based provider of long-term care. Mr. Christensen has overseen our company and its growth since our inception in 1999. We believe that Mr. Christensen’s important role in the history and management of our company and its affiliates and his leadership and business skills, including his current position as Chief Executive Officer, support the conclusion that he should serve as one of our directors. Mr. Christensen is the son of our Chairman of the Board, Mr. Roy E. Christensen.
Lee A. Daniels is currently a professor of International Business and Marketing at the Marriott School of Management at Brigham Young University where he has been teaching since 2004. Prior to joining the faculty at BYU, Mr. Daniels spent 25 years in international business where he worked in over 30 countries. Mr. Daniels served as the Chief Executive Officer and Managing Partner of Daniels Capital, LLC, an investment company that made private equity investments and other investments. Mr. Daniels has also served as the Chief Executive Officer of Telecom 5, a Utah-based telecommunications company from 2004 to 2005, President of Newbridge Capital, Japan from 2001 to 2004, President and Representative Director of Jupiter Telecommunications Co., Ltd. from its merger with Titus Communications to 2000 and Titus Communications from 1998 to 2000. Mr. Daniels spent the majority of his career at AT&T where he served as President and Chief Executive Officer of AT&T Japan Ltd. from 1994 to 1998 and concurrently served as the Chairman of JENS, one of the first Internet Service Providers in Japan. Mr. Daniels has also served on numerous boards in Japan and the United States, including Raser Technologies and Pro Image. Mr. Daniels received a B.S. degree in Business Management from Brigham Young University, a Masters Degree in International Business from Sophia University in Japan and completed the Executive Development Program at the J.L. Kellogg School of Management at Northwestern University. We believe that Mr. Daniels’ extensive management and board experience and his proven leadership and business capabilities support the conclusion that he should serve as one of our directors.
Antoinette T. Hubenette, M.D. has served as a member of our Board of Directors since June 2003. She currently serves as Chairperson of the Board’s quality assurance and compliance committee, and also serves on the Board’s compensation and special investigation committees. Dr. Hubenette is a practicing physician and the former President of Cedars-Sinai Medical Group in Beverly Hills, California. She has been on the staff at Cedars-Sinai Medical Center since 1982. She has served as a director of First California Bank, and its predecessor, Mercantile National Bank, since 1998, and she has served on the board of directors of Cedars-Sinai Medical Care Foundation and GranCare, Inc. (which was later merged into Mariner Post-Acute Network, Inc.). She is a member of numerous medical associations and organizations. We believe that Dr. Hubenette’s extensive board experience, management experience in the healthcare industry and her proven leadership and business capabilities support the conclusion that she should serve as one of our directors.
John G. Nackel, Ph.D. has served as a member of our Board of Directors since his election to the Board in June 2008. He currently serves as Chairman of the Board's compensation committee, Chairman of the Special Investigation Committee, and also serves on the Board's Audit and Quality Committees. Dr. Nackel is currently the Chairman and Chief Executive Officer of Three-Sixty Advisory Group, LLC. Founded in 2007 by Dr. Nackel, Three-Sixty consults with leading health systems, payers, physicians, medical technology companies, and other providers. Dr. Nackel is a 25-year veteran of Ernst & Young where he advised health care companies in his role as a Global Managing Director of Health Care. Dr. Nackel served as President and Chief Executive Officer of Salick Cardiovascular Centers, Inc. from January 2006 to February 2007 and Executive Vice President of U.S. Technology from November 2003 to May 2005. During his career, Dr. Nackel has also served as a board member or chairman of several privately held start-ups and emerging companies, including Visual Health Solutions, HealthTask, ConnectedHealth, NetStrike, and Sertan, Inc. He earned his bachelor's degree at Tufts University, master's degrees in public health and industrial engineering at the University of Missouri, and a Ph.D. in industrial engineering (health systems design) at the University of Missouri. He is a fellow of the American College of Healthcare Executives (FACHE) and the Healthcare Information and Management Systems Society (HIMSS). He is a senior member of the Institute of Industrial Engineers (IIE). We believe that Dr. Nackel’s extensive experience as a consultant and an advisor to healthcare companies, his extensive board and management experience and his valuable leadership and management insights support the conclusion that he should serve as one of our directors.
Daren J. Shaw has served as a member of our Board of Directors since March 2012. He currently serves as Chairman of the Board’s audit committee and also serves on the Board’s nominating special committee and corporate governance and compensation committees. Mr. Shaw has served for more than 33 years in leadership capacities with several financial services firms. He currently serves in the Investment Banking Group at D.A. Davidson & Co., a middle-market full-service investment banking firm as a Managing Director. During his term as Managing Director at D.A. Davidson & Co., Mr. Shaw has served on the Senior Management Committee and Board of Directors and as the lead investment banker in a wide variety of transactions including public stock offerings, private placements, and mergers and acquisitions. Mr. Shaw also served for 12 years with Pacific Crest Securities (formerly known as Gallagher Capital Corp.), in various roles, including Managing Director. Mr. Shaw is also serving as a member of the board of directors of Profire Energy, Inc., a NASDAQ company, and Cadet Manufacturing. We believe that Mr. Shaw’s extensive experience and leadership in the financial services industry supports the conclusion that he should serve as one of our directors.
Barry M. Smith has served as a member of our Board of Directors since 2014. He currently serves on the Board’s nominating and corporate governance committee. Mr. Smith has served as Chairman and Chief Executive Officer of Magellan Health Services, Inc., the nation’s largest provider of behavioral health services and a leading national provider of radiology benefit management services, specialty pharmacy and prescription benefit management services, since 2013. He founded and served as chairman, president and Chief Executive Officer of VistaCare, Inc., a national provider of hospice services, from 1996 to 2002, and he served as chairman of VistaCare in 2003. From 1990 through 1995, Mr. Smith served as Chairman and Chief Executive Officer of Value Rx, Inc., which was then one of the country’s largest pharmacy benefit management companies, and, prior to that, served as vice president of operations for PCS Health Systems, also a pharmacy benefit management firm. Within the past five years Mr. Smith also served on the board of directors of Inpatient Consultants, Inc., the nation’s largest provider of hospital services delivering patient are in acute care hospitals. We believe Mr. Smith’s extensive experience as a proven and experienced leader in many healthcare businesses that are closely related to our businesses as well as his valuable strategic and other management insights support the conclusion that he should serve as one of our directors.

Executive Officers
The following table presents information regarding our current executive officers. The information is current as of February 2, 2015:

Name	Age	Position

Christopher R. Christensen	46	President, Chief Executive Officer and Director
Barry R. Port	40	Chief Operating Officer, Ensign Services, Inc.
Beverly B. Wittekind	50	Vice President and General Counsel
Chad A. Keetch	37	Executive Vice President and Secretary
Suzanne D. Snapper	41	Chief Financial Officer

Information on the business background of Christopher Christensen is set forth above under “Information Regarding Our Board of Directors.”

Barry R. Port has served as the Chief Operating Officer of our wholly-owned subsidiary, Ensign Services, Inc., which oversees our skilled nursing and assisted living services, since January 2012. He previously served as the President of our subsidiary, Keystone Care, Inc., which supervised the operations of facilities in Texas, from March 2006 to December 2011. Prior to 2006, he served as the Executive Director and in other capacities at our Bella Vita Health and Rehabilitation Center (formerly Desert Sky Health and Rehabilitation Center) skilled nursing and assisted living campus in Glendale, Arizona, from March 2004 to March 2006. Before joining Ensign in March 2004, Mr. Port served as Manager of Corporate Agreements for Sprint Corporation, a telecommunications company, from 2001 to March 2004.

Beverly B. Wittekind has served as our Vice President and General Counsel since November 2009 and previously served as our Corporate Compliance Officer and as Vice President and General Counsel of our wholly-owned subsidiary, Ensign Services, Inc., which operates our Service Center, since 2002. Prior to joining the Company, she worked at Vista Hospital Systems, a non-profit hospital system based in Corona, California, where she served as General Counsel, Chief Compliance Officer and Vice-President of Risk and Litigation Management. Ms. Wittekind is a graduate of the University of Notre Dame Law School and began her career in private practice at Snell & Wilmer and was a partner in the firm of Doyle, Winthrop, Oberbillig and West, both in Phoenix, Arizona, where she specialized in the defense of healthcare providers in medical malpractice litigation.

Chad A. Keetch was appointed as our Executive Vice President and Secretary on June 1, 2014.  Prior to 2014, he served as our Vice President of Acquisitions and Business Legal Affairs and Assistant Secretary, where he was responsible for our acquisitions, real estate matters, securities transactions and investor relations. Prior to joining the Company, Mr. Keetch was an attorney at Stoel Rives LLP from September 2008 to March 2010 and Kirkland & Ellis LLP from September 2005 through September 2008, where his practice emphasized mergers and acquisitions, leveraged buyouts, capital markets transactions and corporate governance issues.

Suzanne D. Snapper has served as our Chief Financial Officer since August 2009, and previously served as our Vice President of Finance since joining Ensign in 2007. As Vice President of Finance, Ms. Snapper played a key role in taking the Company public in 2007. She also oversaw the implementation of our internal controls over financial reporting. Prior to joining the Company, she worked from 1996 to April 2007 as an accountant with KPMG LLP, where her practice included providing audit services for public companies in the technology, transportation and quick serve restaurant industries. Ms. Snapper is a certified public accountant.

Corporate Governance
Identification of Our Audit Committee
We have a separately designated standing audit committee established in accordance with the Exchange Act. Our audit committee currently consists of Mr. Daren J. Shaw, Dr. John G. Nackel and Mr. Lee A. Daniels. Mr. Shaw serves as chairman of the audit committee. Our Board of Directors has determined that all members of the audit committee are independent directors, as defined in the NASDAQ listing standards and Rule 10A-3 of the Exchange Act. Each member of our audit committee can read, and has an understanding of, fundamental financial statements. Our Board of Directors has determined that Mr. Shaw qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. This designation is a disclosure requirement of the SEC related to Mr. Shaw’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Shaw any duties, obligations or liability that are greater than those generally imposed on him as a member of our audit committee and our Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our audit committee or board of directors.
Code of Conduct and Ethics
We have adopted a code of ethics and business conduct that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of ethics and business conduct is available at our website at www.ensigngroup.net under the Investor Relations section. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website, at the address specified above.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than ten percent stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2014, with the exception of late filings by Ms. Wittekind reporting one transaction, which was subsequently reported on a Form 4 shortly after the occurrence of such transaction.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis provides information regarding our executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section. This discussion will focus on our objectives, principles, practices and decisions with regards to the compensation of Christopher R. Christensen, Suzanne D. Snapper, Chad A. Keetch, Beverly B. Wittekind and Barry R. Port(Named Executive Officers).

Say on Pay

In 2014, we submitted our executive compensation program to a vote, on an advisory basis, of our stockholders and received the support of approximately 90% of the shares of common stock present and eligible to vote at our 2014 annual meeting of stockholders. The compensation committee considered the results of this stockholder advisory vote as one of many factors in structuring its compensation practices in 2014. We pay careful attention to any feedback we received from our stockholders regarding our executive compensation, including the say on pay vote. Given the support for the advisory vote on 2013 executive compensation, the compensation committee determined the fundamental characteristics of the program should remain intact for 2014.

In consideration of the stockholder vote at our 2011 annual meeting, the Board of Directors has determined that the Company will hold an advisory vote on executive compensation every year in connection with its annual meeting of stockholders. Accordingly, we will conduct an advisory vote on executive compensation each year through 2017, when the next stockholder vote on the frequency of say on pay votes is required under the Exchange Act, or until the Board of Directors otherwise determines that a different frequency for such votes is in the best interests of our stockholders.
 Compensation Policy and Objectives

We believe that compensation paid to our executive officers should be closely aligned with our performance and the performance of each individual executive officer on both a short-term and a long-term basis, should be based upon the value each executive officer provides to our company, and should be designed to assist us in attracting and retaining the best possible executive talent, which we believe is critical to our long-term success. Because we believe that compensation should be structured to ensure that a significant portion of compensation earned by executives will be directly related to factors that directly and indirectly influence stockholder value, the “at risk” compensation of our executive officers generally constitutes a large portion of their total compensation potential. In addition, commensurate with our belief that those of our employees who act like owners should have the opportunity to become owners, many of our executive officers have a significant level of stock ownership, which we believe aligns the incentives of the executive officers with the priorities of our stockholders. To that end, it is the view of our Board of Directors and compensation committee that the total compensation program for executive officers should consist of the following:

•	Base salary;

•	Annual and other short-term cash bonuses;

•	Long-term incentive compensation; and

•	Certain other benefits.
The compensation committee believes that our executive compensation program has been appropriately designed to provide a level of incentives that do not encourage our Named Executive Officers to take unnecessary risks in managing their respective functions. As discussed above, a substantial portion of our Named Executive Officers' compensation is performance-based, consistent with our approach to executive compensation. Our annual incentive compensation program is designed to reward annual financial and/or strategic performance in areas considered critical to our short- and long-term success. In addition, we measure performance on a variety of bonus criteria other than our profit to determine an executive's annual incentive compensation award, such as positive survey results, clinical quality standards, positive patient feedback and feedback from other employees regarding such executives' performance. We believe this discourages risk-taking that focuses excessively on short-term profits at the sacrifice of our long-term health. Likewise, our long-term equity incentive awards are directly aligned with long-term stockholder interests through their link to our stock price and multi-year ratable vesting schedules. In combination, the compensation committee believes that the various elements of our executive compensation program sufficiently tie our executives' compensation opportunities to our focus on sustained long-term growth and performance.

In establishing our executive compensation packages, the compensation committee has historically reviewed compensation packages of executives of companies in the skilled nursing industry based on publicly available information. Our compensation committee has the sole authority to retain and terminate the services of a compensation consultant who reports to the compensation committee. In 2009, our compensation committee engaged Steven Hall & Partners, a national consulting firm, to assist it in assessing industry comparability and competitiveness of our executive compensation packages to assist the compensation committee in establishing, developing and validating our executive compensation and incentive programs. The compensation committee determined that it had sufficient information to make its own assessments regarding industry comparability and competitiveness of our executive compensation packages for 2014 and elected not to engage a compensation consultant in 2014. The compensation committee may determine to engage a compensation consultant in the future.

Principal Economic Elements of Executive Compensation

Base Salary.   We believe it is important to pay our executives' salaries within a competitive market range in order to attract and retain highly talented executives. Although historically we have not set executive salaries based upon any particular benchmarks, we may from time to time generally review relevant market data to assist us in our compensation decision process. We have historically validated our compensation decisions by comparing the compensation of executives at other public companies in the skilled nursing industry to the compensation of our executives. Our compensation committee reviewed the published compensation of the named executive officers of National Healthcare Corporation, Kindred Healthcare, Inc., Five Star Quality Care, Inc., Amedisys, Inc., Brookdale Senior Living Inc., Capital Senior Living Corp. and Skilled Healthcare Group, Inc. We believe that the base salaries and the total compensation of our executives are comparable to the lower end of base salaries and median total compensation of executives with similar positions at comparable companies. Each of our executive's base salary is generally determined based upon job responsibilities, individual experience and the value the executive provides to our company. The compensation committee considered each of these factors in determining the compensation each executive would be paid in 2014. We may elect to change this practice in future years, and periodically in the past, the compensation committee has elected to employ a compensation consultant to examine our compensation practices. The decision, if any, to materially increase or decrease an executive's base salary in subsequent years will likely be based upon these same factors and others recommended by a compensation consultant, if any. Our compensation committee makes decisions regarding base salary at the time the executive is hired, and makes decisions regarding any changes to base salary on an annual basis.

Annual Cash Bonuses.   We establish an executive incentive program each year, pursuant to which certain executives may earn annual bonuses based upon our performance. Historically, in the first quarter of each year, our compensation committee identifies the plan's participants for the year and establishes an objective formula by which the amount, if any, of the plan's bonus pool will be determined. The committee also has the discretion to allocate the bonus pool among the individual executives prior to the end of the year and any such early allocation will remain subject to further adjustments upon the final determination of the bonus pool calculations during the first quarter of each year. This formula is based upon adjusted annual income before provision for income taxes. Our compensation committee established the following formula for the 2014 bonus pool:

Adjusted Annual Income Before Provision for Income Taxes (EBT) in 2014	Bonus Pool

For EBT up to $37.0 million	$—
For EBT greater than $37.0 million, but less than $42.0 million	EBT between $37.0 million and $42.0 million * 2.5%
For EBT greater than $42.0 million, but less than $47.0 million	$0.125 million + (amount of EBT between $42.0 million and $47.0 million * 5.0%)
For EBT greater than $47.0 million, but less than $52.0 million	$0.375 million + (amount of EBT between $47.0 million and $52.0 million * 7.5%)
For EBT greater than $52.0 million, but less than $62.0 million	$0.750 million + (amount of EBT between $52.0 million and $62.0 million * 10.0%)
For EBT greater than $62.0 million, but less than $85.0 million	$1.750 million + (amount of EBT between $62.0 million and $85.0 million * 12.5%)
For EBT greater than $85.0 million	$4.625 million + (amount of EBT over $85 million * 15.0%)

Historically, in the first quarter of the subsequent year, our compensation committee subjectively allocates the bonus pool among the individual executives based upon the recommendations of our Chief Executive Officer and the compensation committee's perceptions of each participating executive's contribution to our financial, clinical and governance performance during the preceding year, and value to the organization going forward. The committee also has the discretion to allocate the bonus pool among the individual executives prior to the end of the year and any such early allocation will remain subject to further adjustments upon the final determination of the bonus pool calculations during the first quarter of each year. The financial measure that our compensation committee considers is our adjusted annual income before provision for income taxes. The clinical measures that our compensation committee considers include our success in achieving positive survey results and the five star performance. The governance measure that our compensation committee considers includes succession planning and establishing a team made up of members of the Board of Directors and management with the goal of creating a strategy for the Board of Directors which emulates the culture of the organization. Our compensation committee also reviews and considers feedback from other employees regarding the executive's performance. Our compensation committee exercises discretion in the allocation of the bonus pool among the individual executives and has, at times, awarded bonuses that, collectively, were less than the bonus pool resulting from the predetermined formula. For 2014, the compensation committee did not cap the executive bonus pool. Based upon the predetermined formula, taking into account negative adjustments of $652,589 for the Company's clinical and governance performance, the bonus pool for 2014 was $5,873,305. Bonuses for 2014 performance were allocated to the Named Executive Officers who participated in the executive incentive program as follows: Christopher Christensen,1,354,372 , Suzanne Snapper, $1,014,571, Barry Port, $1,104,882 and Chad Keetch, $712,827. Beginning in 2011, we implemented a policy for allocating executive bonus compensation between cash and non-cash compensation, such that if the total executive pool is greater than $2.0 million, for every dollar greater than $2.0 million, half of the incentive will be paid in cash and half will be paid in fully vested restricted stock awards. This amount increased to $2.5 million in 2013. As the bonus pool was greater than $2.5 million in 2014, fully vested restricted bonus stock awards were granted to the participating Named Executive Officers as follows: Christopher Christensen, $545,628, Suzanne Snapper, $408,734, Barry Port, $445,118 and Chad Keetch, $287,173.
Each year, our compensation committee reviews our financial performance goals and may adjust the bonus pool formula at its discretion to better align the amount available for annual executive bonuses with our objectives. Historically, the compensation committee has increased the amount of adjusted annual income before provision for income taxes that must be achieved in order to create the same bonus pool as the preceding year in order to increase the difficulty of receiving the same bonus. The allocation of this bonus pool to the participating executives remains discretionary based upon the compensation committee's determination of each participating executive's contribution to our annual performance and value to the organization going forward. The 2015 financial performance goals and bonus pool formula have been established by the compensation committee consistent with historical practices. The 2015 plan includes specific governance performance goals, which include succession planning and establishing a capital market strategy. In addition, the compensation committee has continued the “clawback” policy previously established, which allows our Board to recover performance-based compensation paid to our executives under our executive incentive plan in certain circumstances where there has been a restatement of the Company's financial results or where subsequent events diminish the performance metrics, including clinical results, upon which the prior incentive payments were based.
Long-Term Incentive Compensation.   We believe that long-term performance is achieved through an ownership culture. Accordingly, we encourage long-term performance by our executives and other key personnel throughout the organization through the use of stock-based awards, and to this end, our compensation committee has in the past administered our incentive plans consistently in terms of frequency and number of grants. We have adopted the 2001 Stock Option, Deferred Stock and Restricted Stock Plan, the 2005 Stock Incentive Plan and the 2007 Omnibus Incentive Plan. These plans permit the grant of stock, stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock-based awards. Historically, we have generally issued stock options and restricted stock under these plans.

Although we do not have formal stock ownership guidelines for our executives, in order to preserve the linkage between the interests of executives and other key personnel and those of stockholders, we focus on granting stock options to those executives and others who do not already have a significant level of stock ownership. Our executives who have significant levels of stock ownership are not permitted to hedge the economic risk of such ownership. We intend to continue to provide long-term awards through the granting of stock based awards. Beginning in 2011, we implemented a policy for allocating executive bonus compensation between cash and non-cash compensation. Under this policy, if the total executive pool is greater than $2.0 million, for every dollar greater than $2.0 million, half of the incentive will be paid in cash and half will be paid in fully vested restricted stock awards. This amount increased to $2.2 million in 2012, to $2.5 million in 2013 and $2.75 million in 2014. The individuals receiving these awards will be required to hold them for two years from the end of the calendar year for which they are earned. The ownership and restriction on the restricted stock awards will not terminate upon separation of the individual from the Company.

Except with respect to grants to our directors and other stock grants issued pursuant to the executive incentive plan, the stock options and restricted stock awards that we grant generally vest as to 20% of the shares of common stock underlying the option or restricted stock award on each anniversary of the grant date. If a recipient’s employment with us terminates, then the restricted stock that remains unvested as of the date of the termination of the recipient’s employment will be forfeited without compensation. Until vested, the restricted stock may not be transferred, and vested shares shall be subject to our insider trading policy. Stock options generally have a maximum term of ten years. The grant dates of our stock options and restricted stock awards are generally the date our Board of Directors or compensation committee meets to approve such stock option grants or restricted stock awards. Our Board of Directors or compensation committee historically has approved stock-based awards at regularly scheduled meetings. Our Board of Directors and compensation committee intend to continue this practice of approving the majority of stock-based awards at regularly scheduled meetings on a quarterly basis, unless earlier approval is required for a new-hire inducement or position change grant; regardless of whether or not our Board of Directors or compensation committee knows material non-public information on such date. The exercise price of our stock options is the fair market value of our common stock on the date of grant as determined by the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares of common stock underlying the option, including voting rights and the right to receive dividends or dividend equivalents. However, the recipients of restricted stock will have the right to vote and to receive any dividends or other distributions paid with respect to their shares of restricted stock, whether vested or unvested.

 Mr. Christopher Christensen historically has made recommendations to our compensation committee and Board of Directors regarding the amount of stock options and other compensation to grant to our other executives based upon his assessment of their performance, and may continue to do so in the future. Our executive officers, however, do not have any role in determining the timing of our stock option grants.

Although we do not have any formal policy for determining the amount of stock-based awards or the timing of our stock-based awards, we have historically granted stock options or restricted stock to high-performing employees (i) in recognition of their individual achievements and contributions to our company, and (ii) in anticipation of their future service and achievements.

Other Compensation.   Our executives are eligible to receive the same benefits that are available to all employees. In addition, we pay the premiums to provide life insurance equal to each executive's annual salary and the premiums to provide accidental death and dismemberment insurance. For 2014, Christopher Christensen and Barry Port received automobile allowances of $15,900 and $11,000, respectively, and third-party tax service payments of $11,553 and $2,981, respectively.

Special Bonus. On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust. As a result, the compensation committee made approximately $3.9 million of special bonus awards, consisting of cash and unvested option awards, to certain of the Named Executive Officers in 2014 as follows: Christopher Christensen,$1.2 million, Suzanne Snapper, $1.3 million, Barry Port, $0.4 million, Chad Keetch, $0.8 million and Beverly Wittekind, $0.1 million. These awards were made by the compensation committee primarily in recognition of the successful completion of the Spin-Off.

Tax Treatment of Compensation

Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our principal executive officer and to each of our three most highly compensated officers (other than our principal financial officer) to $1.0 million per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of performance-based compensation. The compensation committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the compensation committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. We believe the majority of our payments in fiscal 2014 would be considered qualified performance-based compensation under Section 162(m). In 2014, Mr. Port was paid compensation subject to Section 162(m) of approximately $1.05 million.

In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and, accordingly, in any year, such exercise may cause an officer's total compensation to exceed $1.0 million. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1.0 million cap on deductibility. While the compensation committee cannot predict how the deductibility limit may impact our compensation program in future years, the compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed the Compensation Discussion and Analysis with our management. Based on such review and discussions with management, the compensation committee recommended to our Board that the foregoing Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Submitted by:

Dr. John G. Nackel (Chair)
Daren J. Shaw
Lee A. Daniels
Dr. Antoinette T. Hubenette
Members of the Compensation Committee

Executive Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2014 by our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards($)(2)		Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Other Compensation ($)		Total ($)

Christopher R. Christensen	2014	452,840	500,000	738,301	(1)	545,595	1,354,405	36,670	(5)	3,627,811
Chief Executive Officer	2013	437,914	—	—		—	441,446	18,242		897,602
and President	2012	425,159	—	—		126,280	848,500	18,000		1,417,939

Suzanne D. Snapper	2014	295,485	500,000	843,773	(1)	408,691	1,014,614	5,419	(6)	3,067,982
Chief Financial Officer	2013	265,225	—	114,264		91,402	275,000	1,352		747,243
	2012	257,500	—	28,440		100,951	521,565	2,113		910,569

Chad A. Keetch(a)	2014	246,033	300,000	527,358	(1)	287,169	712,831	1,720	(7)	2,075,111
Executive Vice President
and Secretary

Beverly B. Wittekind	2014	391,006	300,000	52,730	(1)	—	—	3,707	(8)	747,443
Vice President and	2013	382,890	110,000	21,530		16,852	—	2,557		533,829
General Counsel	2012	319,300	100,000	34,980		28,848	—	2,896		486,024

Barry R. Port	2014	312,658	350,000	—		445,082	1,104,918	18,354	(9)	2,231,012
Chief Operating Officer,	2013	309,000	—	403,141		821,250	375,000	12,417		1,920,808
Ensign Services, Inc.	2012	300,000	—	98,340		189,086	726,464	12,413		1,326,303

(a) Mr. Keetch was designated as an executive officer on June 1, 2014 when he became Executive Vice President and Secretary.

(1)
For 2014, the compensation committee made approximately $3.9 million of special bonus awards, consisting of cash and option awards, to the Named Executive Officers partially in recognition of the successful completion of the Spin-Off. Including in Beverly Wittekind's amount is a $50,000 of special bonus related to the Spin-off and an annual discretionary bonus of $250,000. See further description under the heading "Compensation Discussion and Analysis--Principal Economic Elements of Executive Compensation--Special Bonus." The special Spin-Off bonus awards were as follows:

Name	Special Cash Bonus ($)	Special Option Awards	Total Special Bonus ($)
Christopher R. Christensen	500,000	738,301	1,238,301

Suzanne D. Snapper	500,000	843,773	1,343,773

Chad A. Keetch	300,000	527,358	827,358

Beverly B. Wittekind	50,000	52,730	102,730

Barry R. Port	350,000	—	350,000

(2)
The amounts shown are the amounts of total compensation cost to be recognized by us over the vesting period related to options to purchase common stock which were granted during fiscal year 2014, as a result of the adoption of ASC 718. These amounts disregard the estimated forfeiture rate which is considered when recognizing the ASC 718 expense in the consolidated financial statements. These awards are not immediately exercisable and vest over five years. For a discussion of valuation and forfeiture assumptions, see Note 19, Options and Awards in the Notes to Consolidated Financial Statements.

(3)
The amounts shown are the amounts of compensation cost to be recognized by us related to restricted stock awards which were granted during fiscal year 2013 and 2012, as a result of the adoption of ASC 718. These amounts disregard the estimated forfeiture rate which is considered when recognizing the ASC 718 expense in the consolidated financial statements. For a discussion of valuation and forfeiture assumptions, see Note 19, Options and Awards in the Notes to Consolidated Financial Statements. In addition, a portion of the bonuses paid under the executive incentive plan to Christopher Christensen in 2014 and 2012, Suzanne Snapper in 2014 and 2012, Chad Keetch in 2014 and Barry Port in 2014 and 2012, was in the form of fully vested stock awards. See further discussion under the heading "Compensation Discussion and Analysis--Principal Economic Elements of Executive Compensation."

(4)
The amounts shown in this column constitute the cash bonuses made to certain Named Executive Officers. Christopher Christensen, Suzanne Snapper, Chad A. Keetch and Barry Port participated in our executive incentive program. These awards are discussed in further detail under the heading "Compensation Discussion and Analysis--Principal Economic Elements of Executive Compensation."

(5)
Consists of term life insurance and accidental death and dismemberment insurance payments of $747, a matching contribution to The Ensign Group, Inc. 401(k) retirement plan of $8,470, third-party tax service payments of $11,553 and a car allowance of $15,900.

(6)	Consists of term life insurance and accidental death and dismemberment insurance payments of $304 and a matching contribution to The Ensign Group, Inc. 401(k) retirement plan of $5,116.

(7)	Consists of term life and accidental death and dismemberment insurance payments of $220 and a matching contribution to The Ensign Group, Inc. 401(k) retirement plan of $1,500.

(8)	Consists of term life insurance and accidental death and dismemberment insurance payments of $944 and a matching contribution to The Ensign Group, Inc. 401(k) retirement plan of $2,763.

(9)
Consists of term life insurance and accidental death and dismemberment insurance payments of $332, a matching contribution to The Ensign Group, Inc. 401(k) retirement plan of $4,040, third-party tax service payments of $2,981 and a car allowance of $11,000.

Grants of Plan-Based Awards - 2014

The following table sets forth information regarding grants of plan-based awards made to our Named Executive Officers during 2014.

		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Options or Stock Awards ($)

Name	Grant Date

Christopher R. Christensen	5/29/2014	64,155	(1)	$25.70	738,301	(2)

Suzanne D. Snapper	5/29/2014	73,320	(1)	$25.70	843,773	(2)

Chad A. Keetch	5/29/2014	45,825	(1)	$25.70	527,358	(2)

Beverly B. Wittekind	5/29/2014	4,582	(1)	$25.70	52,730	(2)

(1)	Represents stock option awards granted as part of the special bonus related to the Spin-Off.

(2)
The amounts shown are the aggregate fair value of the stock option awards which were granted in fiscal year 2014, which will be recognized over the five year vesting period, as a result of adoption of ASC 718. These amounts disregard the estimated forfeiture rate which is considered when recognizing the ASC 718 expense in the consolidated financial statements. For a discussion of valuation and forfeiture assumptions, see Note 19, Options and Awards in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End - 2014

The following table lists the outstanding equity incentive awards held by our Named Executive Officers as of December 31, 2014.

	Option Awards								Stock Awards
	Grant	Number of Options Awards Granted		Number of Options Awards	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Shares or Units of Stock That Have Vested
Name	Date	(4)		Vested	(#)(1)(2)	(#)(2)	($)(4)	Date	(#)	($)(3)	(#)

Christopher R. Christensen	2/15/2012	—		—	—	—	—	—	—	—	9,075	(5)
	3/14/2013	—		—	—	—	—	—	—	—	3,844	(5)
	5/29/14	64,155	(6)	—	—	64,155	$25.70	5/29/2024	—	—	—

Suzanne D. Snapper	1/22/2008	32,077		9,900	9,900	—	$6.02	1/22/2018	—	—	—
	10/29/2008	10,998		10,998	3,300	—	$8.11	10/29/2018	—	—	—
	1/29/2009	10,998		10,998	10,998	—	$9.11	1/29/2019	—	—	—
	4/30/2009	27,495		27,495	27,495	—	$8.46	4/30/2019	—	—	—
	7/23/2009	10,998		10,998	10,998	—	$8.69	7/23/2019	—	—	—
	12/17/2009	18,330		18,330	18,330	—	$8.12	12/17/2019	—	—	—
	5/25/2010	—		—	—	—	—	—	400	17,756	1,600
	10/14/2010	—		—	—	—	—	—	800	35,512	3,200
	2/2/2011	—		—	—	—	—	—	600	26,634	900
	3/5/2011	—		—	—	—	—	—	—	—	8,695	(5)
	8/11/2011	—		—	—	—	—	—	800	35,512	1,200
	10/27/2011	4,582		2,749	2,749	1,833	$12.83	10/27/2021	400	17,756	600
	2/15/2012	—		—	—	—	—	—	—	—	6,044	(5)
	10/31/2012	3,666		—	2,200	1,466	$15.91	10/31/2022	480	21,307	320
	3/4/2013	—		—	—	—	—	—	—	—	2,363	(5)
	6/12/2013	4,582		916	916	3,666	$19.49	6/12/2023	800	35,512	200
	8/1/2013	4,582		916	916	3,666	$21.18	8/1/2023	800	35,512	200
	10/29/2013	1,833		366	366	1,467	$22.98	10/29/2023	320	14,205	80
	5/29/2014	73,320	(6)	—	—	73,320	$25.70	5/29/2024	—	—	—

Chad A. Keetch	5/25/2010	—		—	—	—	—	—	200	8,878	800
	2/2/2011	—		—	—	—	—	—	600	26,634	900
	8/11/2011	—		—	—	—	—	—	800	35,512	1,200
	10/27/2011	916		549	549	367	$12.83	10/27/2021	80	3,551	120
	2/8/2012	9,165		3,666	3,666	5,499	$14.76	2/8/2022	1,200	53,268	800
	7/6/2012	9,165		3,666	3,666	5,499	$15.72	7/6/2022	1,200	53,268	800
	10/31/2012	3,666		1,466	1,466	2,200	$15.91	10/31/2022	480	21,307	320
	6/12/2013	4,582		916	916	3,666	$19.49	6/12/2023	800	35,512	200
	10/29/2013	1,833		366	366	1,467	$22.98	10/29/2023	320	14,205	80
	5/29/2014	45,825	(6)	—	—	45,825	$25.70	5/29/2024	—	—	—

Beverly B. Wittekind	11/1/2006	18,330		18,330	18,330	—	$3.14	11/1/2015	—	—	—
	7/26/2006	9,165		9,165	9,165	—	$4.09	7/26/2016	—	—	—
	1/22/2008	7,332		7,332	7,332	—	$6.02	1/22/2018	—	—	—
	1/29/2009	5,499		5,499	5,499	—	$9.11	1/29/2019	—	—	—
	7/23/2009	7,332		7,332	7,332	—	$8.69	7/23/2019	—	—	—
	5/25/2010	—		—	—	—	—	—	300	13,317	1,200
	10/27/2011	3,666		2,199	2,199	1,467	$12.83	10/27/2021	320	14,205	480
	5/15/2013	5,499		2,199	2,199	3,300	$13.12	5/15/2022	720	31,961	480
	10/29/2013	1,833		366	366	1,467	$22.98	10/29/2023	320	14,205	80
	5/29/2014	4,582		—	—	4,582	$25.70	5/29/2024	—	—	—

Barry R. Port	12/17/2009	14,664		14,664	14,664	—	8.12	12/17/2019	—	—	—
	3/11/2010	10,998		8,798	8,798	2,200	9.53	3/11/2020	—	—
	5/25/2010	—		—	—	—	—	—	400	17,756	1,600
	7/29/2010	—		—	—	—	—	—	400	17,756	1,600
	10/14/2010	—		—	—	—	—	—	400	17,756	1,600
	2/2/2011	—		—	—	—	—	—	1,600	71,024	2,400
	5/26/2011	—		—	—	—	—	—	800	35,512	1,200
	10/27/2011	9,165		5,499	5,499	3,666	12.83	10/27/2021	800	35,512	1,200

2/15/2012	—	—	—	—	—	—	—	—	19,341
7/6/2012	9,165	3,666	3,666	5,499	$15.72	7/6/2022	1,200	53,268	800
10/31/2012	3,666	1,466	1,466	2,200	$15.91	10/31/2022	480	21,307	320
3/4/2013	45,825	9,165	9,165	36,660	17.92	3/4/2023	—	—	—
3/14/2013	—	—	—	—	—	—	—	—	3,291
3/14/2013	—	—	—	—	—	—	20,000	887,800	5,000

(1)	All options granted under the Company's 2001 and 2005 Plans held by our Named Executive Officers may be early exercised.

(2)
Options vest in equal annual installments (20% each year) on the anniversary of the date of grant with the exercised portion of partially exercised options vesting prior to the unexercised portion of such options.

(3)	The market value of these shares at December 31, 2014 was $44.39.

(4)
Effective with the Spin-Off, the holders of our stock options on the record date for the Spin-Off received stock options consistent with a conversion ratio that was necessary to maintain the pre Spin-Off intrinsic value of the options. In order to preserve the aggregate intrinsic value of our stock options held by such persons, the exercise prices and number of options outstanding of such awards were adjusted by using the proportion of the CareTrust when-issued closing stock price to the total Company closing stock price on the distribution date for the Spin-Off.

(5)	Represents the number of shares of our common stock awarded in lieu of a cash bonus payable under our executive incentive plan. These shares were fully vested on the grant date.

(6)	These were stock option awards granted as part of the special bonus related to the Spin-Off.

(7)	The restricted stock awards do not expire.

Option Exercises and Stock Vested - 2014

The following table provides information for our Named Executive Officers about options that were exercised and restricted stock that vested in 2014.

	Option Awards							Stock Awards
	Grant	Number of Options Awards Granted	Number of Options Awards Vested	Exercise	Number of Shares Acquired on Exercise	Stock Price on Exercise Date	Value Realized on Exercise	Number of Shares or Units of Stock Granted	Vest	Number of Shares Acquired on Vesting	Stock Price on Vest Date	Value Realized on Vesting
Name	Date	(3)	(#)	Date	(#)	($)(2)	($)	(#)	Date	(#)	($)(1)	($)

Christopher R. Christensen	—	—	—	—	—	—	—	—	—	—		—

Suzanne D.	5/25/2010	—	—	—	—	—	—	2,000	5/25/2014	400	$23.94	9,576
Snapper	2/2/2011	—	—	—	—	—	—	1,500	2/2/2014	300	$22.87	6,861
	6/12/2013	—	—	—	—	—	—	1,000	6/12/2014	200	$28.60	5,720
	8/1/2013	—	—	—	—	—	—	1,000	8/1/2014	200	$32.82	6,564
	8/11/2011	—	—	—	—	—	—	2,000	8/11/2014	400	$34.60	13,840
	10/14/2010	—	—	—	—	—	—	4,000	10/14/2014	800	$34.19	27,352
	10/27/2011	—	—	—	—	—	—	1,000	10/27/2014	200	$35.81	7,162
	10/29/2013	—	—	—	—	—	—	400	10/29/2014	80	$37.61	3,009
	10/31/2012	—	—	—	—	—	—	800	10/31/2014	160	$38.72	6,195
	1/22/2008	32,077	32,077	6/9/2014	5,598	$30.23	169,228	—	—	—	—	—
	10/29/2008	10,998	10,998	6/10/2014	7,598	$29.64	225,205	—	—	—	—	—
	7/31/2008	12,831	12,831	6/10/2014	7,710	$29.64	228,524	—	—	—	—	—
	10/29/2008	10,998	10,998	6/11/2014	100	$29.50	2,950	—	—	—	—	—
	7/31/2008	12,831	12,831	6/11/2014	5,121	$29.17	149,380	—	—	—	—	—
	1/22/2008	32,077	4,500	6/11/2014	6,079	$29.17	177,324	—	—	—	—	—
	1/22/2008	32,077	4,500	6/12/2014	6,000	$28.52	171,120	—	—	—	—	—
	1/22/2008	32,077	4,500	6/13/2014	4,500	$28.56	128,520	—	—	—	—	—

Chad A. Keetch	—	—	—	—	—	—	—	1,500	2/2/2014	300	$22.87	6,861
	—	—	—	—	—	—	—	2,000	2/8/2014	400	$21.09	8,436
	—	—	—	—	—	—	—	1,000	5/25/2014	200	$23.94	4,788
	—	—	—	—	—	—	—	1,000	6/12/2014	200	$28.60	5,720
	—	—	—	—	—	—	—	2,000	7/26/2014	400	$32.63	13,052
	—	—	—	—	—	—	—	2,000	8/11/2014	400	$34.60	13,840
	—	—	—	—	—	—	—	200	10/27/2014	40	$35.81	1,432
	—	—	—	—	—	—	—	400	10/29/2014	80	$37.61	3,009
	—	—	—	—	—	—	—	800	10/31/2014	160	$38.72	6,195

Beverly B. Wittekind	—	—	—	—	—	—	—	1,200	5/15/2014	240	$22.74	5,458
	—	—	—	—	—	—	—	1,500	5/25/2014	300	$23.94	7,182
	—	—	—	—	—	—	—	800	10/27/2014	160	$35.81	5,730
	—	—	—	—	—	—	—	400	10/29/2014	80	$37.61	3,009

Barry R. Port	—	—	—	—	—	—	—	4,000	2/2/2014	800	$22.87	18,296
	—	—	—	—	—	—	—	25,000	3/14/2014	5,000	$22.29	111,450
	—	—	—	—	—	—	—	2,000	5/25/2014	400	$23.94	9,576
	—	—	—	—	—	—	—	2,000	5/26/2014	400	$23.94	9,576
	—	—	—	—	—	—	—	2,000	7/26/2014	400	$32.63	13,052
	—	—	—	—	—	—	—	2,000	7/29/2014	400	$32.96	13,184
	—	—	—	—	—	—	—	2,000	10/14/2014	400	$34.19	13,676
	—	—	—	—	—	—	—	2,000	10/27/2014	400	$35.81	14,324
	—	—	—	—	—	—	—	800	10/31/2014	160	$38.72	6,195
	7/26/2006	107,147	107,147	11/12/2014	11,623	$40.24	467,710	—	—	—	—	—
	7/26/2006	107,147	107,147	11/13/2014	7,384	$40.49	298,978	—	—	—	—	—
	7/26/2006	107,147	107,147	11/17/2014	6,800	$39.62	269,416	—	—	—	—	—
	10/29/2008	18,330	18,330	11/19/2014	12,200	$38.65	471,530	—	—	—	—	—
	7/26/2006	107,147	107,147	11/14/2014	9,215	$40.22	370,627	—	—	—	—	—
	7/26/2006	107,147	107,147	11/18/2014	4,570	$39.27	179,464	—	—	—	—	—
	10/29/2008	18,330	18,330	11/18/2014	6,130	$39.27	240,725	—	—	—	—	—

(1)	The aggregate value realized upon the vesting of the stock award is based upon the aggregate market value of the vested shares of our common stock on the vesting date.

(2)	The aggregate value realized upon the exercise of the stock option award is based upon the aggregate market value of the exercised shares of our common stock on the exercise date.

(3)
Effective with the Spin-Off, the holders of our stock options on the record date for the Spin-Off received stock options consistent with a conversion ratio that was necessary to maintain the pre Spin-Off intrinsic value of the options. In order to preserve the aggregate intrinsic value of our stock options held by such persons, the exercise prices and number of options outstanding of such awards were adjusted by using the proportion of the CareTrust when-issued closing stock price to the total Company closing stock price on the distribution date for the Spin-Off.

Change-in-Control and Severance Disclosure

We have not entered into any arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our Named Executive Officers, changes in their compensation or a change in control. However, the administrator of our equity incentive plans has the authority to accelerate the vesting of options and restricted stock, in certain circumstances, subject to the terms of the plans.

Director Compensation - 2014

We do not compensate our non-employee directors other than for their service on our Board of Directors or its committees. Historically, we have compensated our non-employee board members based upon what we considered to be fair compensation. Compensation for board and committee service is now partially based upon relevant market data that we obtain by reviewing director compensation by public companies in the skilled nursing industry. To establish board compensation, our compensation committee reviews the published director compensation information of other skilled nursing companies, including National Healthcare Corporation, Kindred Healthcare, Inc., Five Star Quality Care, Inc., Amedisys, Inc., Brookdale Senior Living Inc., Capital Senior Living Corp. and Skilled Healthcare Group, Inc. Based on these reviews, the compensation committee sets its annual retainers for outside directors and the chairman of the board and retainers to the chairpersons of each committee at levels that we believe are comparable to the median cash compensation paid to directors of these companies and the cash compensation payable to the chairman of our board is approximately equal to or less than the median cash compensation paid to the chairpersons of the boards of directors of these other companies who receive compensation for their role as chairpersons of the board and who are not also serving as the chief executive officers of such companies. We have employed this methodology to set compensation for our non-employee directors for 2014.

Prior to completing our initial public offering in 2007, we made only two stock option grants to our non-employee directors, which vested immediately upon the grant date. Our 2007 Omnibus Incentive Plan contains an automatic stock grant program for our directors. Each non-employee director first elected to a three-year term prior to March 1, 2012 received an automatic stock grant for 900 shares of common stock, on the date he or she was appointed, elected or re-elected (Automatic Stock Grant Program). In addition, on a quarterly basis, each non-employee director first elected to a three-year term prior to March 1, 2012 received an automatic stock grant of 900 shares on the 15th day of the month subsequent to quarter end. Further, under the terms of our 2007 Omnibus Incentive Plan, each non-employee director first elected to a three-year term subsequent to March 1, 2012 will receive a restricted stock grant of 750 shares on the 15th day of the month subsequent to quarter end, which vest over a three-year period, beginning with the first anniversary of the grant date. Directors elected to fill less than a three-year term will receive a pro rata stock award. All unvested restricted stock grants will become fully vested on the date any such non-employee directors ceases serving on the board unless such director is removed for cause. Pursuant to the Automatic Stock Grant Program, Board members receiving stock grants must maintain ownership of a minimum of thirty-three percent (33%) of the cumulative shares granted to him or her.  Our Board of Directors and compensation committee considered the total compensation paid to directors of the companies named above in deciding to award these automatic stock awards. However, our Board of Directors and compensation committee determined the amount of stock awards based upon what they considered to be an appropriate incentive for board service to our company, and they did not attempt to base this number upon the amount awarded to directors of these other companies. Our Board has also determined that it may be necessary to provide additional incentives to prospective directors in order to recruit talented leaders to serve on the Board.

Starting in 2015, each non-employee director first elected prior to March 1, 2012 that is currently serving a three-year term will begin receiving an automatic stock grant of 750 shares on the 15th day of the month in the subsequent quarter after their current term expires and upon re-election to a new three-year term.

The following table sets forth a summary of the compensation earned by our non-employee directors and Chairman in 2014. Our Chief Executive Officer, who currently serves as a director, does not receive any additional compensation for such service.

	Fees	Stock	Option	All Other
	Earned	Awards	Awards	Compensation		Total
Name	($)	($)(1)	($)(2)	($)		($)

Roy E. Christensen	101,236	—	—	1,236	(3)	102,472
Antoinette T. Hubenette	67,000	136,953	105,472	—		309,425
John G. Nackel	63,000	136,953	105,472	—		305,425
Daren J. Shaw	68,500	114,128	105,472	—		288,100
Barry M. Smith	31,500	48,630	—	—		80,130
Lee A. Daniels	47,500	114,128	52,730	—		214,358

(1)
This column reflects the total dollar amount to be recognized for financial statement reporting purposes with respect to the fair value of the stock awards granted to each of the directors during the 2014 fiscal year in accordance with Accounting Standard Codification (ASC) 718, Stock Compensation. Dr. John G. Nackel and Dr. Antoinette T. Hubenette each received grants of 900 stock awards on January 15, 2014, April 15, 2014, July 15, 2014 and October 15, 2014. Messrs. Daren J. Shaw and Lee A. Daniels received grants of 750 restricted awards on January 15, 2014, April 15, 2014, July 15, 2014 and October 15, 2014. Mr. Barry M. Smith received grants of 750 restricted awards on July 15, 2014 and October 15, 2014. The fair value of these stock awards on the grant dates was $44.71 on January 15, 2014, $42.62 on April 15, 2014, $30.751 on July 15, 2014 and $34.09 on October 15, 2014. Stock awards granted to Dr. Nackel and Dr. Hubenette are immediately vested upon the grant date and therefore, compensation expense was recognized in full on the date these awards were granted. Awards granted to Messrs. Shaw, Smith and Daniels vest over a three-year period beginning on the first anniversary of the grant date and therefore, compensation expense is recognized ratably over the vesting period. As of December 31, 2014, Mr. Shaw, Mr. Smith and Mr. Daniels held 5,500, 1,500 and 3,000 unvested restricted awards, respectively.

(2)
On May 29, 2014, Dr. John G. Nackel received unvested stock option awards of 9,165; Dr. Antoinette T. Hubenette received unvested stock option awards of 9,165; and Mr. Lee Daniels received unvested stock option awards of 4,582 as a result of the successful completion of the Spin-Off. This column reflects the total dollar amount to be recognized for financial statement reporting purposes with respect to the fair value of the stock awards granted to each of the directors during the 2014 fiscal year in accordance with Accounting Standard Codification (ASC) 718, Stock Compensation. These amounts disregard the estimated forfeiture rate which is considered when recognizing the ASC 718 expense in the consolidated financial statements. For a discussion of valuation and forfeiture assumptions, see Note 19, Options and Awards in the Notes to Consolidated Financial Statements. The stock option awards vest over a three-year period and therefore, compensation expense is recognized ratably over the vesting period. As of December 31, 2014, Dr. Hubenette held options to purchase 12,831 shares of common stock, Dr. Nackel held options to purchase 9,165 shares of common stock and Mr. Lee Daniels held options to purchase 4,582 shares of common stock.

(3)	Consists of term life insurance and accidental death and dismemberment insurance payments of $1,236.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Dr. John G. Nackel, Messrs. Daren J. Shaw, and Lee A. Daniels and Dr. Antoinette T. Hubenette. None of the members of our compensation committee at any time has been one of our officers or employees. None of our executive officers currently serves, or during 2014 has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers on our Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to beneficial ownership of our common stock as of December 31, 2014 for (i) each director, (ii) each holder of 5.0% or greater of our common stock, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following December 31, 2014 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based on 22,591,099 shares of common stock outstanding as of December 31, 2014. Except as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class

Named Executive Officers And Directors:
Christopher R. Christensen(2)	1,058,090	4.7%
Suzanne D. Snapper(3)	117,462	*
Chad A. Keetch(4)	20,764	*
Beverly B. Wittekind(5)	72,146	*
Barry R. Port(6)	93,270	*
Roy E. Christensen(7)	614,706	2.7%
Antoinette T. Hubenette(8)	20,079	*
John G. Nackel(9)	42,800	*
Daren J. Shaw(10)	8,000	*
Lee A. Daniels(11)	4,584	*
Barry M. Smith	1,500	*
All Executive Officers and Directors as a Group (11 Persons)(12)	2,053,401	9.0%
Five Percent Stockholders:
FMR LLC(13)	1,983,700	8.8%
Blackrock, Inc.(14)	1,859,809	8.2%
Wasatch Advisors, Inc.(15)	1,551,556	6.9%
The Vanguard Group(16)	1,279,222	5.7%

*	Means less than 1%.

(1)
Includes shares of restricted stock that have vested. Restricted stock may not be disposed of until vested and is subject to repurchase by us upon termination of service to us. We do not treat restricted stock awards as outstanding until such shares have vested.

(2)
Represents 1,039,000 shares held by Hobble Creek Investments, of which Christopher Christensen is the sole member, 12,919 shares held by Mr. Christensen directly, 2,171 shares held by Christopher Christensen's spouse, and 4,000 shares held by Mr. Christensen's former spouse as custodian for their minor children under the California Uniform Transfers to Minors Act. Mr. Christensen's former spouse holds voting and investment power over the shares held for their children.

(3)
Represents 24,328 shares and 5,400 restricted shares, each held by Ms. Snapper directly and includes stock options to purchase 87,434 shares of common stock that are currently exercisable or exercisable within 60 days after December 31, 2014 and 300 restricted stock awards that will vest within 60 days after December 31, 2014.

(4)
Represents 1,922 shares and 5,680 restricted shares, each held by Mr. Keetch directly and includes stock options to purchase 12,462 shares of common stock that are currently exercisable or exercisable within 60 days after December 31, 2014 and 700 restricted stock awards that will vest within 60 days after December 31, 2014.

(5)
Represents 18,064 shares and 1,660 restricted shares, each held by Ms. Wittekind directly and includes stock options to purchase 52,422 shares of common stock that are currently exercisable or exercisable within 60 days after December 31, 2014.

(6)
Represents 23,132 shares and 26,080 restricted shares held by Mr. Port directly and includes stock options to purchase 43,258 shares of common stock that are currently exercisable or exercisable within 60 days after December 31, 2014 and 800 restricted stock awards that will vest within 60 days after December 31, 2014.

(7)	Represents 614,706 shares held by the Christensen Family Trust dated August 17, 1992. Mr. Christensen and his spouse share voting and investment power over the Christensen Family Trust.

(8)	Includes stock options to purchase 3,666 shares of common stock that are currently exercisable or exercisable within 60 days after December 31, 2014.

(9)	Includes 8,634 shares held by the Nackel Family Trust dated June 30, 1997. Dr. Nackel and his spouse share voting power and investment power over the shares held by the Nackel Family Trust.

(10)	Includes 500 restricted stock awards that will vest within 60 days after December 31, 2014.

(11)	Includes 250 restricted stock awards that will vest within 60 days after December 31, 2014.

(12)
Includes stock options to purchase an aggregate of 207,846 shares of common stock that are currently exercisable or exercisable within 60 days after December 31, 2014 and an aggregate of 2,550 restricted stock awards that will vest within 60 days after December 31, 2014.

(13)
Represents beneficial ownership as of December 31, 2013 as reported on Schedule 13G filed by FMR LLC on February 14, 2014, which indicates that FMR LLC held 1,983,700 shares. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts, 02210.

(14)
Represents beneficial ownership as of December 31, 2014 as reported on Schedule 13G filed by Blackrock, Inc. on January 23, 2015, which indicates that Blackrock, Inc. held 1,859,809 shares. The business address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10022.

(15)
Represents beneficial ownership as of December 31, 2013 as reported on Schedule 13G filed by Wasatch Advisors, Inc. on February 13, 2014, which indicates that Wasatch Advisors, Inc. held 1,551,556 shares. The business address of Wasatch Advisors, Inc. is 150 Wakara Way, Salt Lake City, Utah 84108.

(16)
Represents beneficial ownership as of December 31, 2013 as reported on Schedule 13G filed by The Vanguard Group on February 12, 2014, which indicates that The Vanguard Group held 1,279,222 shares. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern PA 19355.

Equity Compensation Plan Information

We maintain our 2001 Stock Option, Deferred Stock and Restricted Stock Plan, our 2005 Stock Incentive Plan and our 2007 Omnibus Incentive Plan.

The following table provides information about equity awards under all of our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	2,765,301	$17.02	1,232,418	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,765,301	$17.02	1,232,418

(1)
The 2007 Omnibus Incentive Plan (the 2007 Plan) incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2007 Plan will increase by a number of shares equal to the lesser of (i) 1,000,000 shares of common stock or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or such lesser number as determined by our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2014, there has not been, nor is there any proposed transaction in which we were or will be a party or in which we were or will be a participant, involving an amount that exceeded or will exceed $120,000 and in which any director, executive officer, beneficial owner of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements and other agreements and transactions which are described in Item 11. Executive Compensation and the transactions described below.

Indemnification Provisions

We have entered into indemnification agreements with each of our directors, officers and certain key employees. These indemnification agreements, along with our amended and restated certificate of incorporation and amended and restated bylaws, require us to indemnify such persons to the fullest extent permitted by Delaware law.

Policies and Procedures for Transactions with Related Persons

We expect our audit committee will review potential conflict of interest situations, on an ongoing basis, any future proposed transaction, or series of transactions, with related persons, and either approve or disapprove each reviewed transaction or series of related transactions with related persons. On August 14, 2007, we adopted a written policy and procedures with respect to related person transactions, which includes specific provisions for the approval of related person transactions. Pursuant to this policy, related person transactions include a transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which we and certain enumerated related persons participate, the amount involved exceeds $120,000 and the related person has a direct or indirect material interest.

In the event that a related person transaction is identified, such transaction must be reviewed and approved or ratified by our audit committee. If it is impracticable for our audit committee to review such transaction, pursuant to the policy, the transaction will be reviewed by the chair of our audit committee, whereupon the chair of our audit committee will report to the audit committee the approval or disapproval of such transaction.

In reviewing and approving related person transactions, pursuant to the policy, the audit committee, or its chair, shall consider all information that the audit committee, or its chair, believes to be relevant and important to a review of the transaction and shall approve only those related person transactions that are determined to be in, or not inconsistent with, our best interests and that of our stockholders, taking into account all available relevant facts and circumstances available to the audit committee or its chair. Pursuant to the policy, these facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. Pursuant to the policy, no member of the audit committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Director Independence

NASDAQ listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. After review of all of the relevant transactions or relationships between each director (and his family members) and us, our senior management and our independent registered public accounting firm, our Board of Directors has affirmatively determined that each of Drs. Antoinette T. Hubenette and John G. Nackel and Messrs. Daren J. Shaw, Lee A. Daniels and Barry M. Smith is "independent" within the meaning of the applicable NASDAQ listing standards. The Board of Directors has also determined that Clayton M. Christensen who served as a director prior to the 2014 annual meeting of stockholders met those independence requirements.

Each member of our Board of Directors serving on our Audit, Compensation and Nomination and Corporate Governance committees is “independent” within the meaning of the applicable NASDAQ listing standards and, as applicable, the Exchange Act.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013:

	2014	2013

Audit Fees(1)	$1,236,000	$1,548,761
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	2,200	2,200
Total	$1,238,200	$1,550,961

(1)
Audit Fees consist principally of fees for the audit of our financial statements and internal controls under the Sarbanes-Oxley Act of 2002, and review of our financial statements included in our Quarterly Reports on Form 10-Q, as well as fees incurred in connection with the preparation and filing of registration statements with the Securities and Exchange Commission. Included in this amount in 2014 are fees of $319,600 related to reviews of registration statements and matters related to the Spin-Off transaction and other matters related to the audit of the Company's consolidated financial statements. Included in this amount in 2013 are fees of $619,411 related to the audit of annual financial statements, reviews of quarterly financial information and reviews of registration statements and matters related to the Spin-Off transaction.

(2)	This amount represent subscription fees paid to Deloitte & Touche LLP for use of an accounting research tool during the years ended December 31, 2014 and 2013.

Pre-Approval Policies

Our audit committee approved all audit, audit-related, tax and other fees for services performed by our independent registered public accounting firm during the years presented. The audit committee has adopted an Audit and Non-Audit Services Pre-Approval Policy. This policy provides for general pre-approval for a specified range of fees for certain categories of routine services to be provided during a given calendar year. This general pre-approval is automatically renewed at the beginning of each calendar year, unless otherwise determined by the audit committee. If the cost of any proposed service exceeds the amount for which general pre-approval has been established, specific pre-approval by the audit committee is required. Specific pre-approval of services is considered at the regular meetings of the audit committee. The policy delegates authority to the Chairman of the audit committee to grant specific pre-approval between regularly scheduled audit committee meetings for audit services not to exceed $200,000 and non-audit services not to exceed $100,000. The policy also establishes a list of prohibited non-audit services. In making all of its pre-approval determinations, the audit committee considers, among other things, whether such services are consistent with the rules promulgated by the PCAOB and the SEC regarding auditor independence, whether the independent auditor is best positioned to provide the most effective and efficient service, and whether the service might enhance the Company's ability to manage and control risk or improve audit quality. These and other factors are considered as a whole and no one factor is necessarily determinative.

PART IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 122 are filed as part of this report.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts, immediately following the financial statements included in this Annual Report.
.

(a) (3) Exhibits:  An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 9, 2015	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 9, 2015
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 9, 2015
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 9, 2015
Roy E. Christensen

/s/ ANTOINETTE T. HUBENETTE	Director	February 9, 2015
Antoinette T. Hubenette

/s/ JOHN G. NACKEL	Director	February 9, 2015
John G. Nackel

/s/ DAREN J. SHAW	Director	February 9, 2015
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 9, 2015
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 9, 2015
Barry M. Smith

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 9, 2015

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014
	2014	2013
	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$50,408	$65,755
Restricted cash—current	5,082	—
Accounts receivable—less allowance for doubtful accounts of $20,438 and $16,540 at December 31, 2014 and 2013, respectively	130,051	111,370
Investments—current	6,060	5,511
Prepaid income taxes	2,992	9,915
Prepaid expenses and other current assets	8,434	9,213
Deferred tax asset—current	10,615	9,232
Total current assets	213,642	210,996
Property and equipment, net	149,708	479,770
Insurance subsidiary deposits and investments	17,873	16,888
Escrow deposits	16,153	1,000
Deferred tax asset	11,509	4,464
Restricted and other assets	6,833	9,804
Intangible assets, net	35,568	5,718
Goodwill	30,269	23,935
Other indefinite-lived intangibles	12,361	7,740
Total assets	$493,916	$760,315
Liabilities and equity
Current liabilities:
Accounts payable	$33,186	$23,793
Accrued wages and related liabilities	56,712	40,093
Accrued self-insurance liabilities—current	15,794	15,461
Other accrued liabilities	24,630	25,698
Current maturities of long-term debt	111	7,411
Total current liabilities	130,433	112,456
Long-term debt—less current maturities	68,279	251,895
Accrued self-insurance liabilities—less current portion	34,166	33,642
Fair value of interest rate swap	—	1,828
Deferred rent and other long-term liabilities	3,235	3,237
Total liabilities	236,113	403,058

Commitments and contingencies (Note 16, 17, 18, and 20)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 22,924 and 22,591 shares issued and outstanding at December 31, 2014, respectively, and 22,580 and 22,113 shares issued and outstanding at December 31, 2013, respectively	22	22
Additional paid-in capital	114,293	101,364
Retained earnings (Note 2)	145,846	257,502
Common stock in treasury, at cost, 150 and 237 shares at December 31, 2014 and 2013, respectively	(1,310)	(1,680)
Accumulated other comprehensive loss	—	(1,112)
Total Ensign Group, Inc. stockholders' equity	258,851	356,096
Non-controlling interest	(1,048)	1,161
Total equity	257,803	357,257
Total liabilities and equity	$493,916	$760,315
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenue	$1,027,406	$904,556	$823,155
Expense:
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	822,669	725,989	656,424
U.S. Government inquiry settlement (Note 20)	—	33,000	15,000
Facility rent—cost of services (Note 2 and 16)	48,488	13,613	13,281
General and administrative expense	56,895	40,103	31,819
Depreciation and amortization	26,430	33,909	28,358
Total expenses	954,482	846,614	744,882
Income from operations	72,924	57,942	78,273
Other income (expense):
Interest expense	(12,976)	(12,787)	(12,229)
Interest income	594	506	255
Other expense, net	(12,382)	(12,281)	(11,974)
Income before provision for income taxes	60,542	45,661	66,299
Provision for income taxes	26,801	20,003	25,134
Income from continuing operations	33,741	25,658	41,165
Loss from discontinued operations, net of income tax benefit (Note 22)	—	(1,804)	(1,357)
Net income	33,741	23,854	39,808
Less: net loss attributable to noncontrolling interests	(2,209)	(186)	(783)
Net income attributable to The Ensign Group, Inc.	$35,950	$24,040	$40,591
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$35,950	$25,844	$41,948
Loss from discontinued operations, net of income tax	—	(1,804)	(1,357)
Net income attributable to The Ensign Group, Inc.	$35,950	$24,040	$40,591
Net income per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.61	$1.18	$1.96
Loss from discontinued operations	—	(0.08)	(0.07)
Net income attributable to The Ensign Group, Inc.	$1.61	$1.10	$1.89
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.56	$1.16	$1.91
Loss from discontinued operations	—	(0.09)	(0.06)
Net income attributable to The Ensign Group, Inc.	$1.56	$1.07	$1.85
Weighted average common shares outstanding:
Basic	22,341	21,900	21,429
Diluted	23,095	22,364	21,942

Dividends per share	$0.29	$0.27	$0.25

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$33,741	$23,854	$39,808
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap, net of income tax (provision) benefit of ($78), ($405) and $286 for the years ended December 31, 2014, 2013, and 2012, respectively.	89	633	(437)
Reclassification adjustment on termination of interest rate swap, net of income tax benefit of $638 for the year ended December 31, 2014.	1,023	—	—
Comprehensive income	34,853	24,487	39,371
Less: net loss attributable to noncontrolling interests	(2,209)	(186)	(783)
Comprehensive income attributable to The Ensign Group, Inc.	$37,062	$24,673	$40,154

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
	(In thousands)
Balance - January 1, 2012	21,179	$22	$77,257	$204,073	396	$(2,559)	(1,308)	—	—	277,485
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	488	—	4,067	—	(102)	634	—	—	—	4,701
Issuance of restricted stock to employees	52	—	1,360	—	—	—	—	—	—	1,360
Repurchase of common stock	—	—	—	—	7	(174)	—	—	—	(174)
Dividends declared	—	—	—	(5,320)	—	—	—	—	—	(5,320)
Employee stock award compensation	—	—	3,379	—	—	—	—	—	—	3,379
Excess tax benefit from share-based compensation	—	—	1,868	—	—	—	—	—	—	1,868
Noncontrolling interest assumed related to acquisition	—	—	—	—	—	—	—	1,778	11,600	13,378
Acquisition of noncontrolling interest, net of tax	—	—	3,018	—	—	—	—	340	(11,522)	(8,164)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(705)	(78)	(783)
Net Income attributable to the Ensign Group, Inc.	—	—	—	40,591	—	—	—	—	—	40,591
Accumulated other comprehensive loss	—	—	—	—	—	—	(437)	—	—	(437)
Balance - December 31, 2012	21,719	$22	$90,949	$239,344	301	$(2,099)	$(1,745)	$1,413	$—	$327,884
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	343	—	3,163	—	(64)	419	—	—	—	3,582
Issuance of restricted stock to employees	51	—	385	—	—	—	—	—	—	385
Dividends declared	—	—	—	(5,882)	—	—	—	—	—	(5,882)
Employee stock award compensation	—	—	4,013	—	—	—	—	—	—	4,013
Excess tax benefit from share-based compensation	—	—	2,854	—	—	—	—	—	—	2,854
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(186)	—	(186)
Adjustment to net working capital for prior year acquisition	—	—	—	—	—	—	—	(66)	—	(66)
Net Income attributable to the Ensign Group, Inc.	—	—	—	24,040	—	—	—	—	—	24,040
Accumulated other comprehensive income	—	—	—	—	—	—	633	—	—	633
Balance - December 31, 2013	22,113	$22	$101,364	$257,502	237	$(1,680)	$(1,112)	$1,161	$—	$357,257
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	415	—	3,475	—	(87)	370	—	—	—	3,845
Issuance of restricted stock to employees	63	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(6,441)	—	—	—	—	—	(6,441)
Employee stock award compensation	—	—	5,190	—	—	—	—	—	—	5,190
Excess tax benefit from share-based compensation	—	—	4,264	—	—	—	—	—	—	4,264
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,209)	—	(2,209)
Distribution of net assets to CareTrust (Note 2)	—	—	—	(141,165)	—	—	—	—	—	(141,165)
Net Income attributable to the Ensign Group, Inc.	—	—	—	35,950	—	—	—	—	—	35,950
Termination of swap and other comprehensive income	—	—	—	—	—	—	1,112	—	—	1,112
Balance - December 31, 2014	22,591	$22	$114,293	$145,846	150	$(1,310)	$—	$(1,048)	$—	$257,803
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$33,741	$23,854	$39,808
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 22)	—	2,837	—
Depreciation and amortization	26,430	33,942	28,464
Goodwill and other indefinite-lived intangibles impairment (Note 12)	—	490	2,225
Amortization of deferred financing fees and debt discount	687	821	826
Deferred income taxes	(3,110)	3,006	(2,111)
Provision for doubtful accounts	13,179	12,106	9,474
Share-based compensation	5,190	4,399	4,739
Excess tax benefit from share-based compensation	(4,264)	(2,854)	(1,868)
Deferred income tax effect of purchase of noncontrolling interest	—	—	(2,464)
Loss on extinguishment of debt	4,067	—	—
Loss on termination of interest rate swap	1,661	—	—
Gain on sale of equity method investment	—	(380)	—
Loss on disposition of property and equipment	100	1,379	412
Change in operating assets and liabilities
Accounts receivable	(31,867)	(27,290)	(16,150)
Prepaid income taxes	6,897	(6,129)	2,095
Prepaid expenses and other assets	864	(501)	(944)
Insurance subsidiary deposits and investments	(1,533)	110	(5,758)
Accounts payable	7,978	(2,236)	3,152
U.S. Government inquiry accrual (Note 20)	—	(15,000)	15,000
Accrued wages and related liabilities	16,644	4,246	(6,360)
Other accrued liabilities	6,337	6,645	4,908
Accrued self-insurance	1,881	(1,842)	6,205
Deferred rent liability	(2)	(179)	397
Net cash provided by operating activities	84,880	37,424	82,050
Cash flows from investing activities:
Purchase of property and equipment	(53,693)	(29,759)	(38,853)
Cash payment for business acquisitions	(92,669)	(45,101)	(31,558)
Cash payment for asset acquisitions	(7,938)	—	(11,261)
Escrow deposits	(16,153)	(1,000)	(4,635)
Escrow deposits used to fund business acquisitions	1,000	4,635	175
Deposits of restricted cash	(8,219)	—	—
Uses of restricted cash	3,137	—	—
Cash proceeds on sale of urgent care franchising business, net of note receivable	2,000	3,607
Cash proceeds on sale of equity method investment	—	1,600
Cash proceeds from the sale of property and equipment	24	929	155
Restricted and other assets	(340)	(146)	1,481
Net cash used in investing activities	(172,851)	(65,235)	(84,496)
Cash flows from financing activities:
Proceeds from issuance of debt (Note 18)	495,677	58,700	36,525
Payments on debt	(331,198)	(7,207)	(16,825)
Repurchase of shares of common stock	—	—	(174)
Issuance of treasury stock upon exercise of options	370	419	634
Cash retained by CareTrust at separation (Note 2)	(78,731)	—	—
Issuance of common stock upon exercise of options	3,475	3,163	4,067
Dividends paid	(6,297)	(4,318)	(6,604)
Excess tax benefit from share-based compensation	4,280	2,854	1,868
Purchase of non-controlling interest	—	—	(5,700)
Prepayment penalties on early retirement of debt	(2,069)	—	—
Payments of deferred financing costs	(12,883)	(730)	(244)
Net cash provided by financing activities	72,624	52,881	13,547
Net (decrease) increase in cash and cash equivalents	(15,347)	25,070	11,101
Cash and cash equivalents beginning of period	65,755	40,685	29,584
Cash and cash equivalents end of period	$50,408	$65,755	$40,685
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,511	$12,809	$12,394
Income taxes	$22,029	$19,323	$24,842
Non-cash financing and investing activity:
Acquisition of redeemable noncontrolling interest	$—	$—	$11,600
Accrued capital expenditures	$3,109	$1,693	$1,734
Note receivable on sale of urgent care franchising business	$2,000	$4,000	$—
Debt assumed as part of business acquisition	$3,417	$—	$—

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of skilled nursing, rehabilitative care services, home health, home care, hospice care, assisted living and urgent care services. As of December 31, 2014, the Company operated 136 facilities, twelve home health and eleven hospice operations, fourteen urgent care centers and a mobile x-ray and diagnostic company, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile x-ray and diagnostic, and urgent care services. The Company's affiliated facilities have a collective capacity of approximately 14,700 operational skilled nursing, assisted living and independent living beds. As of December 31, 2014, the Company owned 11 of its 136 affiliated facilities and leased an additional 125 facilities through long-term lease arrangements, and had options to purchase three of those 125 facilities. As of December 31, 2013, the Company owned 96 of its 119 affiliated facilities and leased an additional 23 facilities through long-term lease arrangements, and had options to purchase two of those 23 facilities. See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for the change in ownership profile.
Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide certain accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.
Each of the Company's affiliated operations are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group.

2. SPIN-OFF OF REAL ESTATE ASSETS THROUGH A REAL ESTATE INVESTMENT TRUST
On June 1, 2014, the Company completed the separation of its healthcare business and its real estate business into two separate publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to Ensign stockholders on a pro rata basis (the Spin-Off). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed on June 2, 2014. CareTrust is listed on the NASDAQ Global Select Market (NASDAQ) and trades under the ticker symbol “CTRE.”
The Company received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes. The private letter ruling relies on certain facts, representations, assumptions and undertakings. The Company also received opinions from its advisor as to the satisfaction of certain requirements for the tax-free treatment of the Spin-Off, and an opinion of counsel that, commencing with CareTrust's taxable year ending on December 31, 2014, CareTrust has been organized in conformity with the requirements for qualification as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, and its proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT.
Prior to the Spin-Off, the Company entered into a Separation and Distribution Agreement with CareTrust, setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and CareTrust. The Company and CareTrust or their respective subsidiaries, as applicable, also entered into a number of other agreements to govern the relationship between CareTrust and the Company.
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260,000 of debt financing (the Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50,676 to an aggregate principal amount of $99,000 (the Ten Project Note). The Ten Project Note and the Bond were assumed by CareTrust in connection

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Spin-Off. CareTrust transferred $220,752 to the Company, a portion of which the Company used to retire $208,635 of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalties and other third party fees relating to the early retirement of outstanding debt. The amount retained by the Company of $8,219 was recorded as restricted cash, of which $6,400 was classified as current assets and $1,819 was classified as non-current assets as of June 1, 2014. The amount represents a portion of the proceeds received from CareTrust in connection with the Spin-Off that the Company intends to use to pay up to eight regular quarterly dividend payments. During the year ended December 31, 2014, the Company utilized $3,137 to pay the third and fourth quarter dividend payments. As of December 31, 2014, the Company had $5,082 of restricted cash remaining, which is classified as current assets as the Company intends to utilize all the remaining amount to make dividend payments within the next twelve months. The remaining cash of $78,731 that CareTrust retained on the Spin-Off date was transferred to CareTrust as part of the assets and liabilities contributed to CareTrust in connection with the Spin-Off.
As of March 31, 2014, the Company operated 120 affiliated facilities. Prior to the Spin-Off, the Company separated the healthcare operations from the independent living operations at two locations, resulting in a total of 122 affiliated facilities. The Company contributed to CareTrust the assets and liabilities associated with 94 real property and three independent living facilities that CareTrust now operates that were previously owned by the Company. The results of the three independent living facilities that were transferred to CareTrust in connection with the Spin-Off were not material to the Company's results of operations for the years ended December 31, 2014, 2013 or 2012. The assets and liabilities were contributed to CareTrust based on their historical carrying values, which were as follows:

Cash and cash equivalents	$78,731
Other current assets	34
Property and equipment, net	421,846
Deferred financing costs	11,088
Accounts payable and accrued expenses	(4,971)
Current deferred tax liability	(125)
Deferred tax liability	(5,925)
Current maturities of long-term debt	(2,342)
Long-term debt—less current maturities	(357,171)
Net contribution	$141,165
As a result of the Spin-Off, CareTrust owns all of the 94 real property and three independent living facilities that were transferred in connection with the Spin-Off. The Company leases the 94 real property facilities from CareTrust under eight “triple-net” master lease agreements (collectively, the Master Leases). The Company continues to operate the affiliated skilled nursing, assisted living and independent living facilities that are leased from CareTrust pursuant to the Master Leases. The Master Leases consist of multiple leases, each with its own pool of properties that has varying maturities and diversity in property geography. Under each Master Lease, the Company’s individual subsidiaries that operate those properties subject to such Master Lease are the tenants and CareTrust’s individual subsidiaries that own the properties are the landlords. The Company guarantees the obligations of the tenants under the Master Leases. If a tenant defaults under a Master Lease with respect to any property, CareTrust is entitled to exercise remedies under such Master Lease as to all properties covered by such Master Lease as though all such properties were in default. In addition, each Master Lease with the tenant contains cross-default provisions that results in a default under all of the Master Leases if a default occurs under any Master Lease.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of December 31, 2014, the Company was in compliance with the Master Leases covenants.
The Company and CareTrust also entered into an Opportunities Agreement, which grants CareTrust the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior-living facility by the Company or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement requires CareTrust to provide the Company, subject to certain exceptions, a right to either purchase and operate, or lease and operate, the affiliated facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to the Company by or on behalf of another operator seeking lease or other financing. If the Company elects to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Master Leases. In addition, Christopher Christensen, the Company's Chief Executive Officer, serves as a board member of CareTrust.
The Company incurred transaction costs of $9,026 for year ended December 31, 2014 associated with the Spin-Off, which are included in general and administrative expenses within the consolidated statements of income. During the year ended December 31, 2013, the Company incurred transaction costs of $4,050 related to the Spin-Off. The Company did not incur transaction costs related to the Spin-Off for the year ended December 31, 2012.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements (Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and assisted living operations, home health and hospice operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at December 31, 2014.

On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations for all periods presented (see Note 22, Discontinued Operations) in the accompanying Financial Statements. In addition, the results of operations of DRX and the loss or impairment related to this divestiture have been classified as discontinued operations in the accompanying consolidated statements of income for all periods presented.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's revenue is derived primarily from providing healthcare services to patients and is recognized on the date services are provided at amounts billable to the individual. For reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient, daily basis.
Revenue from the Medicare and Medicaid programs accounted for 70.4%, 72.2% and 73.6% of the Company's revenue for the years ended December 31, 2014, 2013 and 2012, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded upon settlement adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2014, 2013 and 2012.
The Company’s service specific revenue recognition policies are as follows:
Skilled Nursing, Assisted and Independent Living Revenue
The Company’s revenue is derived primarily from providing long-term healthcare services to residents and is recognized on the date services are provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rate on a per patient, daily basis or as services are performed.
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
In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and its estimate of the average percentage complete based on visits performed.
Non-Medicare Revenue

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as short-term and long-term assets based on the expected future payments of the Company's captive insurance liabilities. The majority of these deposits and investments are currently held in AA- and A- rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution. See further discussion at Note 5, Fair Value Measurements.
Property and Equipment — Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to 59 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the years ended December 31, 2014, 2013 or 2012.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable leases, lease acquisition costs, patient base, facility trade names and customer relationships. Favorable leases and lease acquisition costs are amortized

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the life of the lease of the facility, typically ranging from five to 52 years. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at affiliated facilities are amortized over 30 years and customer relationships are amortized over a period up to 20 years.
The Company's indefinite-lived intangible assets consist of trade names and home health and hospice Medicare licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit (operating segment or one level below an operating segment) below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. See further discussion at Note 12, Goodwill and Other Indefinite-Lived Intangible Assets.
Deferred Rent - Deferred rent represents rental expense, determined on a straight-line basis over the life of the related lease, in excess of actual rent payments.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per occurrence, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California affiliated facilities and a separate, one-time, deductible of $750 for non-California facilities. For all affiliated facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate applicable to its other 129 affiliated facilities.
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states, except Texas and Washington, are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liability in all states, except for Texas and Washington. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all state except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.
In addition, the Company has recorded an asset and equal liability of $2,256 and $3,280 at December 31, 2014 and 2013, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75.

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

Derivatives and Hedging Activities — Previously, the Company had an interest-rate swap contract in place. Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the Consolidated Statements of Income during the second quarter of 2014. There was no outstanding interest rate swap contract as of December 31, 2014.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases and Leasehold Improvements - At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or capital lease. The Company records rent expense for operating leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which the Company records straight-line rent expense.

Accumulated Other Comprehensive Loss and Total Comprehensive Income — Accumulated other comprehensive loss refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive loss consists of net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. The Company recognized a loss of $1,023, net of taxes of $638, to interest expense from accumulated other comprehensive loss during the year ended December 31, 2014 related to the termination of the interest rate swap agreement. There was no gain or loss recognized in the Consolidated Statements of Income during the year ended December 31, 2013 as the interest rate swap was terminated in fiscal year 2014. As of December 31, 2014, accumulated other comprehensive losses were $0 in stockholders' equity. As of December 31, 2013, accumulated other comprehensive losses were $1,828, recorded net of tax of $716, or $1,112.

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

In May 2014, the FASB and International Accounting Standards Board (IASB) issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. This guidance will be effective for fiscal years beginning after December 15, 2016, which will be the Company's fiscal year 2017. Early adoption is not permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$33,741	$25,658	$41,165
Less: net loss attributable to noncontrolling interests	(2,209)	(186)	(783)
Income from continuing operations attributable to The Ensign Group, Inc.	35,950	25,844	41,948
Loss from discontinued operations, net of income tax	—	(1,804)	(1,357)
Net income attributable to The Ensign Group, Inc.	$35,950	$24,040	$40,591

Denominator:
Weighted average shares outstanding for basic net income per share	22,341	21,900	21,429

Basic net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.61	$1.18	$1.96
Loss from discontinued operations	—	(0.08)	(0.07)
Net income attributable to The Ensign Group, Inc.	$1.61	$1.10	$1.89

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2014	2013	2014
Numerator:
Income from continuing operations	$33,741	$25,658	$41,165
Less: net loss attributable to noncontrolling interests	(2,209)	(186)	(783)
Income from continuing operations attributable to The Ensign Group, Inc.	35,950	25,844	41,948
Loss from discontinued operations, net of income tax	—	(1,804)	(1,357)
Net income attributable to The Ensign Group, Inc.	$35,950	$24,040	$40,591
Denominator:
Weighted average common shares outstanding	22,341	21,900	21,429
Plus: incremental shares from assumed conversion (1)	754	464	513
Adjusted weighted average common shares outstanding	23,095	22,364	21,942
Diluted net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.56	$1.16	$1.91
Loss from discontinued operations	—	(0.09)	(0.06)
Net income attributable to The Ensign Group, Inc.	$1.56	$1.07	$1.85
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 542, 402 and 340 for the years ended December 31, 2014, 2013 and 2012, respectively. As discussed in Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust and Note 19, Options and Awards effective with the Spin-Off

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction, the holders of the Company's stock options on the date of record received stock options consistent with a conversion ratio that was necessary to maintain the pre spin-off intrinsic value of the options. The stock option terms and conditions are based on the existing terms in the the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan). In order to preserve the aggregate intrinsic value of the Company's stock options held by such persons, the exercise prices of such awards were adjusted by using the proportion of the CareTrust "when-issued" closing stock price to the total Company closing stock prices on the distribution date. The number of options outstanding were increased by a conversion rate of 1.83 as a result of the Spin-Off.

5. FAIR VALUE MEASUREMENTS
Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31,
	2014			2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$50,408	$—	$—	$65,755	$—	$—
Fair value of interest rate swap	$—	$—	$—	$—	$1,828	$—

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

Debt Security Investments - Held to Maturity

At December 31, 2014 and 2013, the Company had approximately $23,933 and $22,399, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at December 31, 2014, the debt security investments are held in AA, A and BBB- rated debt securities.

Interest Rate Swap Agreement

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the Senior Credit Facility), in July 2011, the Company entered into an interest rate swap agreement in accordance with Company policy to reduce risk from volatility in the income statement due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortized concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap was designated as a cash flow hedge and, as such, changes in fair value were reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $423, $1,047 and $951 for the years ended December 31, 2014, 2013 and 2012, respectively.

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the Company recognized a loss of $1,023, net of income tax benefit of $638, to interest expense from accumulated other comprehensive loss during the second quarter of 2014. See Note 18, Debt for additional information.

There was no outstanding interest rate swap contract as of December 31, 2014. As the interest rate swap was terminated during the second quarter of 2014, there were no gains or losses due to the discontinuance of cash flow hedge treatment during the years ended December 31, 2013 and 2012.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the years ended December 31, 2014, 2013 and 2012 is summarized in the following tables:

	Year Ended December 31,
	2014		2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$358,119	34.9%	$323,803	35.8%	$302,046	36.7%
Medicare	313,144	30.5	292,917	32.4	278,578	33.8
Medicaid — skilled	51,157	5.0	36,085	4.0	25,418	3.1
Total Medicaid and Medicare	722,420	70.4	652,805	72.2	606,042	73.6
Managed care	145,796	14.2	118,168	13.1	106,268	12.9
Private and other payors(1)	159,190	15.4	133,583	14.7	110,845	13.5
Revenue	$1,027,406	100.0%	$904,556	100.0%	$823,155	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

Accounts receivable as of December 31, 2014 and 2013 is summarized in the following table:

	December 31,
	2014	2013
Medicaid	$45,943	$38,068
Managed care	39,782	30,911
Medicare	32,861	34,562
Private and other payors	31,903	24,369
	150,489	127,910
Less: allowance for doubtful accounts	(20,438)	(16,540)
Accounts receivable	$130,051	$111,370

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. BUSINESS SEGMENTS

The Company has two reportable operating segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted and independent living facilities and is the largest portion of the Company's business and (2) home health and hospice services, which includes the Company's home health, home care and hospice businesses. The Company's Chief Executive Officer, who is the chief operating decision maker, or CODM, reviews financial information at the operating segment level.

The expansion of the home health and hospice business led the Company to separate its home health and hospice businesses into a distinct reportable segment in the fourth quarter of 2014. The Company also reports an “all other” category that includes revenue from its urgent care centers and a mobile x-ray and diagnostic company. The urgent care centers and mobile x-ray and diagnostic business are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The "all other" category also includes operating expenses that the Company does not allocate to operating segments as these expenses are not included in the segment operating performance measures evaluated by the CODM. Previously, the Company had a single reportable segment, healthcare services, which included providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. The Company has presented 2013 and 2012 financial information on a comparative basis to conform with the current year segment presentation. See also Note 12 for comparative information on changes in the carrying amount of goodwill by segment.

At December 31, 2014, transitional, skilled and assisted living services included 136 wholly-owned skilled nursing affiliated facilities that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as wholly-owned assisted and independent living affiliated facilities that provide room and board and social services. Home health and hospice services were provided to patients by the Company's 23 wholly-owned home health and hospice operating subsidiaries. The Company's urgent care services, which is included in "all other" category, were provided to patients, by the Company's wholly owned urgent care operating subsidiaries. As of December 31, 2014, the Company held 80% of the membership interest of a mobile x-ray and diagnostic company, which revenue is included in the "all other" category.

During 2013, the Company sold Doctors Express, a national urgent care franchise system. The results of operations of this business for all periods presented and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying consolidated statements of income and included in the "all other" category. See Note 22, Discontinued Operations for additional information.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 3, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues by major payer source were as follows:

	Year Ended December 31, 2014
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$352,874	$5,245	$—	$358,119	34.9%
Medicare	274,723	38,421	—	313,144	30.5
Medicaid-skilled	51,157	—	—	51,157	5.0
Subtotal	678,754	43,666	—	722,420	70.4
Managed care	138,215	7,581	—	145,796	14.2
Private and other	133,349	3,269	22,572	159,190	15.4
Total revenue	$950,318	$54,516	$22,572	$1,027,406	100.0%

	Year Ended December 31, 2013
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$320,580	$3,223	$—	$323,803	35.8%
Medicare	264,223	28,694	—	292,917	32.4
Medicaid-skilled	36,085	—	—	36,085	4.0
Subtotal	620,888	31,917	—	652,805	72.2
Managed care	112,669	5,499	—	118,168	13.1
Private and other	119,722	2,346	11,515	133,583	14.7
Total revenue	$853,279	$39,762	$11,515	$904,556	100.0%

	Year Ended December 31, 2012
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$301,051	$995	$—	$302,046	36.7%
Medicare	261,745	16,833	—	278,578	33.8
Medicaid-skilled	25,418	—	—	25,418	3.1
Subtotal	588,214	17,828	—	606,042	73.6
Managed care	102,737	3,531	—	106,268	12.9
Private and other	108,702	1,927	216	110,845	13.5
Total revenue	$799,653	$23,286	$216	$823,155	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth selected financial data consolidated by business segment:

	Year Ended December 31, 2014
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$950,318	$54,516	$22,572		$1,027,406
Intersegment revenue	2,066		735	(2,801)	—
Total revenue	$952,384	$54,516	$23,307	$(2,801)	$1,027,406
Income from operations	$126,011	$9,701	$(62,788)		$72,924
Interest expense, net of interest income					$(12,382)
Income before provision for income taxes					$60,542
Depreciation and amortization	$21,669	$539	$4,222	$—	$26,430

	Year Ended December 31, 2013
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$853,279	$39,762	$11,515		$904,556
Intersegment revenue	1,909		523	(2,432)	—
	$855,188	$39,762	$12,038	$(2,432)	$904,556
Income from operations	$97,777	$4,776	$(44,611)	$—	$57,942
Interest expense, net of interest income					$(12,281)
Income before provision for income taxes					$45,661
Depreciation and amortization	$30,595	$400	$2,914	$—	$33,909

	Year Ended December 31, 2012
	TSA Services	Home Health and Hospice Services	Other Ancillary Services	Elimination	Total
Revenue from external customers	$799,653	$23,286	$216		$823,155
Intersegment revenue	766		—	(766)	—
Total revenue	$800,419	$23,286	$216	$(766)	$823,155
Income from operations	$109,478	$3,855	$(35,060)	$—	$78,273
Interest expense, net of interest income					(11,974)
Income before provision for income taxes					$66,299
Depreciation and amortization	$26,882	$247	$1,229	$—	$28,358

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACQUISITIONS
The Company’s acquisition strategy is to purchase or lease operating subsidiaries that are complementary to the Company’s current affiliated facilities, accretive to the Company's business or otherwise advance the Company's strategy. The results of all the Company’s operating subsidiaries are included in the accompanying Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. The Company also enters in long-term leases that include options to purchase the affiliated facilities. As a result, from time to time, the Company will acquire affiliated facilities that the Company has been operating under third-party leases.
During the year ended December 31, 2014, the Company continued to expand its operations with the addition of fifteen stand-alone skilled nursing operations, three assisted living operations, three home health agencies, four hospice agencies, one hospice license, one home care business, one primary care group and one transitional care management company to its operations. The aggregate purchase price of the 27 business acquisitions was approximately $96,085, of which $92,669 was paid in cash and the assumption of an existing HUD-insured loan of $3,417. The Company also entered into three long-term operating leases to three skilled nursing facilities The details of the operating subsidiaries acquired during the year ended December 31, 2014 are as follows:

•
On March 1, 2014, the Company acquired a skilled nursing operation in Arizona for approximately $9,108. The acquisition added 196 operational skilled nursing beds operated by the Company's operating subsidiaries.

•
On March 3, 2014, the Company acquired a transitional care management company in Idaho for $40. The Company recorded $31 of goodwill as a part of this transaction. This acquisition did not have an impact on the number of beds operated by the Company's operating subsidiaries.

•
On April 1, 2014 the Company acquired a home health and hospice agency in Idaho and a primary care group in Washington in two separate transactions, for an aggregate purchase price of approximately $1,350. The Company recorded $360 and $600 of goodwill and other indefinite-lived intangible assets, respectively, as part of the transactions. These acquisitions did not impact the number of beds operated by the Company's operating subsidiaries.

•
On May 1, 2014, the Company acquired a skilled nursing operation in Arizona for approximately $10,127. This acquisition added 230 operational skilled nursing beds operated by the Company's operating subsidiaries.

•
On May 3, 2014, the Company acquired an assisted living operation in California and the underlying assets of a skilled nursing facility which the Company previously operated under a long-term lease agreement for an aggregate purchase price of approximately $16,012. The assisted living operation acquisition added 144 operational assisted living units operated by the Company's operating subsidiaries. The skilled nursing operation acquisition did not have an impact on the number of beds operated by the Company's operating subsidiaries.

•
On May 7, 2014, the Company purchased the underlying assets of one skilled nursing facility in Utah which it previously operated under a long-term lease agreement for approximately $4,812. This acquisition did not have an impact on the number of beds operated by the Company's operating subsidiaries.

•
On June 1, 2014, the Company entered into long-term lease agreements and assumed the operations of one skilled nursing facility in Washington and one skilled nursing facility in Colorado. These leases added 199 operational skilled nursing beds operated by the Company's operating subsidiaries. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the leases.

•
In a separate transaction, on June 1, 2014, the Company acquired two skilled nursing operations in Wisconsin for an aggregate purchase price of approximately $4,507. The acquisition added 138 operational skilled nursing beds operated by the Company's operating subsidiaries.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
On July 1, 2014, the Company acquired a hospice agency in Colorado for approximately $1,866. The Company recorded $1,392 and $467 of goodwill and other indefinite-lived intangible assets, respectively, as part of this transaction. This acquisition did not have an impact on the number of beds operated by the Company's operating subsidiaries.

•
On August 1, 2014, the Company acquired a home health agency in California for approximately $1,277. The Company recorded $1,277 of other indefinite-lived intangible assets as part of this transaction. This acquisition did not impact the number of beds operated by the Company's operating subsidiaries.

•
On August 21, 2014, the Company acquired a hospice license in Arizona for approximately $425. The Company recorded $425 of other indefinite-lived intangible assets as part of this transaction. This acquisition did not impact the number of beds operated by the Company's operating subsidiaries.

•
On September 24, 2014, the Company acquired an assisted living operation in Arizona for approximately $4,776, which included the assumption of an existing U.S. Department of Housing and Urban Development (HUD)-insured loan. This acquisition added 135 operational assisted living units operated by the Company's operating subsidiaries.

•
On December 1, 2014, the Company acquired eight skilled nursing operations, two assisted living operations, one home health agency and one home care business in California for approximately $48,221. The acquisition added 623 and 66 operational skilled nursing beds and operational assisted living units, respectively, operated by the Company's operating subsidiaries. The Company recognized approximately $13,801 in property, plant and equipment, intangible assets of approximately $34,420, consisting of $473 in assembled occupancy, $28,680 in favorable leases, $4,551 of goodwill, $370 in customer relationships and $348 in other indefinite-lived intangible assets as part of this transaction.

•
On December 1, 2014, the Company acquired a hospice agency in California for approximately $653. The Company recorded $653 of other indefinite-lived intangible assets as part of this transaction. This acquisition did not impact the number of beds operated by the Company's operating subsidiaries.

•
On December 31, 2014, the Company acquired a hospice agency in Texas for approximately $850. The Company recorded $850 of other indefinite-lived intangible assets as part of this transaction. This acquisition did not impact the number of beds operated by the Company's operating subsidiaries.

During the year ended December 31, 2013, the Company acquired seven stand-alone skilled nursing operations, three stand-alone assisted living operations, three home health agencies, three hospice agencies and one urgent care center. The aggregate purchase price of the 17 business acquisitions was approximately $45,364. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction.

During the year ended December 31, 2012, the Company acquired five stand-alone skilled nursing operations, one stand-alone assisted living operation, two home health agencies and one hospice agency. The aggregate purchase price of the nine business acquisitions was approximately $31,558. The Company also entered into a separate operations transfer agreement with the prior tenant as part of each transaction.

In addition, during the year ended December 31, 2012, the Company purchased the underlying assets of three of its skilled nursing operations in California which it previously operated under long-term lease agreements, which contained options to purchase, for $11,386. These acquisitions did not impact the Company's operational bed count.

On March 1, 2012, DRX Urgent Care LLC (DRX), a newly formed subsidiary of IC, purchased substantially all of the assets and assumed certain liabilities of Doctors Express Franchising LLC, a national urgent care franchise system for $2,000, adjusted for certain items at the time of close and redeemable noncontrolling interest. The redeemable noncontrolling interest was fair valued at the acquisition date at $11,600. The Company recognized intangible assets of $7,900 in trade name, $3,000 in franchise relationships and $2,724 in goodwill. See additional details in Note 12, Goodwill and Other Indefinite-Lived Intangible Assets - Net. On December 31, 2012, IC purchased the remaining ownership interest in DRX for approximately $5,300.
On December 31, 2012, the Company purchased 80% of the membership interest of a mobile x-ray and diagnostic company for $5,800, plus preliminary net working capital of approximately $1,300 for total consideration of approximately $7,100, which was paid in cash. The Company recognized intangible assets of approximately $900 in trade name, $4,200 in customer relationship and $2,100 in goodwill. The Company believes that goodwill will be deductible for tax purposes.  See additional details in Note 12 Goodwill and Other Indefinite-Lived Intangible Assets-Net to the Financial Statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the year ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Land	$10,314	$9,312	$1,012
Building and improvements	41,995	26,593	17,615
Equipment, furniture, and fixtures	2,933	1,386	1,771
Assembled occupancy	905	724	289
Other assets acquired, net of liabilities assumed	—	—	10,007
Definite-lived intangible assets	729	—	7,200
Goodwill	6,334	3,197	7,105
Favorable leases	28,680	—	—
Other indefinite-lived intangible assets	4,195	4,152	651
	$96,085	$45,364	$45,650

Subsequent to the year ended December 31, 2014, the Company acquired five stand-alone skilled nursing operations, two assisted living operations, two independent living operations, one home health agency, and two urgent care centers for an aggregate purchase price of $38,570. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction. These acquisitions added 419 and 286 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by the Company's operating subsidiaries. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available.

9. ACQUISITIONS - UNAUDITED PRO FORMA FINANCIAL INFORMATION

The Company has established an acquisition strategy that is focused on identifying acquisitions within its target markets that offer the greatest opportunity for investment return at attractive prices. The facilities acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming facilities, is often inadequate, inaccurate or unavailable. As a result, the Company has developed an acquisition assessment program that is based on existing and potential resident mix, the local available market, referral sources and operating expectations based on the Company's experience with its existing facilities. Following an acquisition, the Company implements a well-developed integration program to provide a plan for transition and generation of profits from facilities that have a history of significant operating losses. Consequently, the Company believes that prior operating results are not meaningful as the information is not generally representative of the Company's current operating results or indicative of the integration potential of its newly acquired facilities.

The following table represents unaudited pro forma results of consolidated operations as if the acquisitions through the issuance date of the financial statements had occurred at the beginning of 2013, after giving effect to certain adjustments.

	December 31,
	2014	2013
Revenue	$1,167,099	$1,074,843
Net income	$30,830	$21,625
Diluted net income per common share	$1.33	$0.97
Our pro forma assumptions are as follows:

•
Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the facility, or if no information was available, estimates were derived from the Company’s post-acquisition operating results for that particular facility. Prior year results for the 2014 acquisitions were obtained from available financial statements provided by prior operators or available cost reports filed by the prior operators.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable and depreciation is calculated using the purchase price allocated to the related assets through acquisition accounting.

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue and losses generated during the year ended December 31, 2014, by individually immaterial business acquisitions completed through December 31, 2014, of $139,693 and $5,120, respectively. The businesses acquired during the years ended December 31, 2013 and 2012 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information for the acquisitions in the years ended December 31, 2013 and 2012 is not presented.

10. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2014	2013
Land	$18,994	$79,679
Buildings and improvements	57,947	379,021
Equipment	80,112	97,984
Furniture and fixtures	5,732	8,851
Leasehold improvements	50,671	44,123
Construction in progress	423	2,081
	213,879	611,739
Less: accumulated depreciation	(64,171)	(131,969)
Property and equipment, net	$149,708	$479,770

See Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust for the impact of the Spin-Off on property and equipment and Note 8, Acquisitions for information on acquisitions during the year ended December 31, 2014.

11. INTANGIBLE ASSETS — Net

		December 31,
	Weighted Average Life (Years)	2014			2013
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	15.5	$684	$(634)	$50	$684	$(589)	$95
Favorable lease (Note 8)	31.0	30,890	(783)	30,107	1,596	(532)	1,064
Assembled occupancy	0.5	3,884	(3,461)	423	2,979	(2,948)	31
Facility trade name	30.0	733	(220)	513	733	(195)	538
Customer relationships	18.0	4,940	(465)	4,475	4,200	(210)	3,990
Total		$41,131	$(5,563)	$35,568	$10,192	$(4,474)	$5,718
Amortization expense was $1,089, $1,121 and $571 for the years ended December 31, 2014, 2013 and 2012, respectively. Of the $1,089 in amortization expense incurred during the year ended December 31, 2014, approximately $500 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2015	$2,715
2016	2,094
2017	2,007
2018	2,007
2019	2,007
Thereafter	24,738
$35,568

12. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

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

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the year ended December 31, 2013. The Company recognized charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets of $1,099 and $1,738, respectively, during the year ended December 31, 2013 as part of this transaction. See Note 22, Discontinued Operations for additional information.

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Prior to 2014, the Company performed the annual impairment testing of goodwill using December 31 as the measurement date. This cycle historically created significant constraints in the availability of human resources needed to prepare the appropriate projections to be used in the goodwill impairment test using the December 31 test date, complete the goodwill impairment testing process, and report the results in the Company's financial statements by the date of filing its Annual Report on Form 10-K. Accordingly, effective with the 2014 annual impairment test, the Company changed its goodwill impairment test date from December 31 to October 1. The Company believes that using the October 1 date will alleviate the resource constraints that historically existed. The Company believes that this accounting change is to an alternative accounting principle that is preferable under the circumstances and did not result in the delay, acceleration or avoidance of an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the change in annual goodwill impairment test date has been prospectively applied as of October 1, 2014. The Company completed its goodwill impairment test as of October 1, 2014 and no impairments were identified. No triggering events or changes in circumstances occurred during the period October 1, 2014 (the testing date) through December 31, 2014 that would warrant re-testing for goodwill impairment.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents activity in goodwill by segment as of and for the years ended December 31, 2014, 2013 and 2012:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2012	$14,144	$3,033	$—	$17,177
Impairments	—	—	(1,625)	(1,625)
Additions	—	2,279	4,825	7,104
December 31, 2012	14,144	5,312	3,200	22,656
Less: charge to discontinued operations for the excess carrying amount of goodwill	—	—	(1,099)	(1,099)
	14,144	5,312	2,101	21,557
Impairments	(490)	—	—	(490)
Additions	—	1,966	1,231	3,197
Purchase price adjustment	—	—	(329)	(329)
December 31, 2013	13,654	7,278	3,003	23,935
Impairments	—	—	—	—
Additions	2,323	3,651	360	6,334
December 31, 2014	$15,977	$10,929	$3,363	$30,269

There was no impairment charge to goodwill for the year ended December 31, 2014. The Company recorded an impairment charge to goodwill on one facility of $490 for the year ended December 31, 2013. The facility experienced a significant reduction in admissions due to extensive renovations, which occurred over a year, which resulted in declines in related forecasted cash flows. Since 1999, the Company has recognized cumulative goodwill impairment losses of $3,399. The purchase price adjustment of $329 relates to the finalization of net working capital for the Company's acquisition in a mobile x-ray and diagnostic company in fiscal year 2012.

The initial fair value of DRX assets and liabilities incorporated the fair value analysis of the noncontrolling interest. Therefore, the original carrying value was based on the fair value of the noncontrolling interest and cash paid. In the course of performing its impairment analysis for the year ended December 31, 2012 the Company performed an impairment test over the assets of DRX. As part of the impairment test, the Company calculated the fair value of certain assets, including trade name and franchise agreements. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of DRX as of December 31, 2012. The implied fair value of goodwill was measured as the excess of the fair value of DRX over the amounts assigned to its assets and liabilities. The impairment loss for DRX was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, the Company recorded a charge to goodwill and trade name at DRX of $1,625 and $600, respectively, in the year ended December 31, 2012, which the Company attributed to a decline in the estimated fair value of redeemable noncontrolling interest. See Note 22, Discontinued Operations for additional information.

As of December 31, 2014, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 8, Acquisitions.
During the year ended December 31, 2014, the Company recorded $4,598 and $22 in home health and hospice Medicare license and trade name indefinite-lived intangible assets, respectively, as part of its acquisition of three home health and four hospice operating subsidiaries.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other indefinite-lived intangible assets consists of the following:

	December 31,
	2014	2013
Trade name	$1,055	$1,033
Home health and hospice Medicare license	11,306	6,707
	$12,361	$7,740

13. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2014	2013
Note receivable	$—	$2,000
Debt issuance costs, net	2,612	2,801
Long-term insurance losses recoverable asset	2,256	3,280
Deposits with landlords	1,143	872
Capital improvement reserves with landlords and lenders	774	706
Other long-term assets	48	145
Restricted and other assets	$6,833	$9,804
Included in restricted and other assets as of December 31, 2014 and 2013, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB, capitalized debt issuance costs, in 2013, and the long-term portion of a note receivable from the sale of DRX. See Note 22, Discontinued Operations.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2014	2013
Quality assurance fee	$2,855	$3,933
Resident refunds payable	7,014	5,238
Deferred revenue	3,471	4,633
Cash held in trust for patients	1,824	1,780
Resident deposits	1,593	1,680
Dividends payable	1,708	1,564
Property taxes	3,043	2,894
Other	3,122	3,976
Other accrued liabilities	$24,630	$25,698
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Nebraska, Utah, Washington and Wisconsin in respect of a mandated fee based on resident days. Patient refunds payable includes amounts due to patients for overpayments and duplicate payments. Deferred revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	December 31,
	2014	2013	2012
Current:
Federal	$25,490	$13,457	$24,434
State	4,405	2,766	4,445
	29,895	16,223	28,879
Deferred:
Federal	(2,438)	3,777	(2,433)
State	(656)	3	(1,312)
	(3,094)	3,780	(3,745)
Total	$26,801	$20,003	$25,134

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2014, 2013 and 2012, respectively, is comprised as follows:

	December 31,
	2014	2013	2012
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	4.0	4.0	3.0
Non-deductible settlement costs	—	5.0	—
Non-deductible expenses	0.6	0.6	0.5
Non-deductible transaction costs	5.2	—	—
Other adjustments	(0.4)	(0.8)	(0.6)
Total income tax provision	44.4%	43.8%	37.9%

The Company's deferred tax assets and liabilities as of December 31, 2014 and 2013 are summarized as follows:

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Accrued expenses	$13,913	$12,814
Allowance for doubtful accounts	8,324	6,836
Tax credits	3,375	2,898
Captive insurance	10,302	8,979
Total deferred tax assets	35,914	31,527
State taxes	(670)	(1,111)
Depreciation and amortization	(6,590)	(10,825)
Prepaid expenses	(6,530)	(5,895)
Total deferred tax liabilities	(13,790)	(17,831)
Net deferred tax assets	$22,124	$13,696
The Company had state credit carryforwards as of December 31, 2014 and 2013 of $3,375 and $2,898, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward will begin to expire in 2023. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carryforward until 2027.
The Company had federal net operating loss carryforwards as of December 31, 2014 and 2013 of $4,889 and $1,243, respectively. These Federal net operating losses are expected to begin expiring in 2032. The Company also had state net operating losses as of December 31, 2014 and 2013 of $309 and $559, respectively. These state net operating losses carry forward over various periods.
For the years ended December 31, 2014, 2013 and 2012, the Company incurred $7,046, $3,884 and $0, respectively, of third-party costs in connection with the Spin-Off. The Company has determined that $8,820 of the third-party costs directly facilitating the Spin-Off are permanently non-deductible for tax purposes and has reflected this determination in its calculation of the estimated annual effective tax rate. The Company's net tax benefit for the deductible portion of these costs is approximately $843.
See Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for the changes to the Company's balance sheet as a result of the Spin-Off on the portions of the Company's consolidated deferred tax assets and liabilities that no longer pertain to the Company.

The federal statutes of limitations on the Company's 2008, 2009 and 2010 income tax years lapsed during the third quarter of 2012, 2013 and 2014, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2014, 2013 and 2012 had no impact on the Company's unrecognized tax benefits.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded total pre-tax charges related to the settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 and $15,000 during the years ended December 31, 2013 and 2012, respectively, for a total charge of $48,000. The Company recorded estimated tax benefits of $10,383 and $5,865 during the year ended December 31, 2013 and 2012, respectively. See Note 20, Commitments and Contingencies.

As of December 31, 2014, 2013 and 2012, the Company did not have any unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate.
During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters and closed with no adjustment. During the third quarter of 2014, the Internal Revenue Service initiated an examination of the Company's income tax return for the 2012 income tax year. The Company is not currently under examination by any other major income tax jurisdiction. The Company does not believe the Internal Revenue Service examination or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.
The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

16. LEASES
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $32,667 for the year ended December 31, 2014, respectively, as a result of the Spin-Off on June 1, 2014. There was no rent expense under the Master Leases for the years ended December 31, 2013 and 2012.
At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of a master lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the master lease.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of December 31, 2014.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain affiliated facilities and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $48,947, $14,073 and $13,779 for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum lease payments for all leases as of December 31, 2014 are as follows:

Year	Amount
2015	$74,927
2016	74,778
2017	74,270
2018	74,293
2019	73,232
Thereafter	755,212
$1,126,712
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
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2014.

17. SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2014 and 2013:

	General and Professional Liability
		Worker's Compensation
			Health	Total
Balance January 1, 2013	$35,108	$13,308	$2,467	$50,883
Current year provisions	7,879	6,656	17,171	31,706
Claims paid and direct expenses	(11,890)	(4,755)	(16,902)	(33,547)
Change in long-term insurance losses recoverable	(648)	709	—	61
Balance December 31, 2013	30,449	15,918	2,736	49,103
Current year provisions	9,746	6,083	18,046	33,875
Claims paid and direct expenses	(9,638)	(5,376)	(16,981)	(31,995)
Change in long-term insurance losses recoverable	(156)	(867)	—	(1,023)
Balance December 31, 2014	$30,401	$15,758	$3,801	$49,960

Included in long-term insurance losses recoverable as of December 31, 2014 and 2013, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. DEBT
Long-term debt consists of the following:

	December 31,
	2014	2013
The 2014 Credit Facility with SunTrust, principal and interest payable quarterly, balance due at May 1, 2019, secured by substantially all of the Company’s personal property.	$65,000	$—
Senior Credit Facility with SunTrust and Wells Fargo, principal and interest payable quarterly, balance due at February 1, 2018, secured by substantially all of the Company’s personal property.	—	144,325
Mortgage note, principal, and interest payable monthly and continuing through October 2037, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	3,390	—
Promissory note with RBS, principal and interest payable monthly and continuing through March 2019, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	—	20,347
Promissory note with RBS, principal and interest payable monthly and continuing through January 2018, interest at a fixed rate, collateralized by real property, assignment of rents and Company guaranty.	—	32,122
Ten Project Note with GECC, principal and interest payable monthly; interest is fixed, balance due June 2016, collateralized by deeds of trust on real property, assignment of rents, security agreements and fixture financing statements.	—	48,864
Promissory notes, principal, and interest payable monthly and continuing through October 2019, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	—	8,919
Mortgage note, principal, and interest payable monthly and continuing through February 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	—	5,429
	68,390	260,006
Less current maturities	(111)	(7,411)
Less debt discount	—	(700)
	$68,279	$251,895

2014 Credit Facility with a Lending Consortium Arranged by SunTrust (2014 Credit Facility)
On May 30, 2014, the Company entered into the 2014 Credit Facility in an aggregate principal amount of $150,000 from a syndicate of banks and other financial institutions. Under the 2014 Credit Facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000. The interest rates applicable to loans under the 2014 Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries as defined in the agreement. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the 2014 Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the 2014 Credit Facility are not subject to interim amortization. The Company is not required to repay any loans under the 2014 Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the 2014 Credit Facility. The Company is permitted to prepay all or any portion of the loans under the 2014 Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. In connection with the 2014 Credit Facility, the Company incurred financing costs of approximately $2,013, which were deferred and are being amortized over the term of the 2014 Credit Facility. As of December 31, 2014, the Company's operating subsidiaries had $65,000 outstanding under the 2014 Credit Facility.

The 2014 Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by substantially all of the Company's personal property. The 2014 Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material agreements and pay certain dividends and other restricted payments. Under the 2014 Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that the Company and its subsidiaries mortgage certain of their real property assets to secure the 2014 Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or the Company’s liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or the Company’s liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2014, the Company was in compliance with all loan covenants. As of February 5, 2015, there was approximately $94,000 outstanding under the 2014 Credit Facility.

Senior Credit Facility with a Lending Consortium Arranged by SunTrust and Wells Fargo (Senior Credit Facility)
On July 15, 2011, the Company entered into the Senior Credit Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Amounts borrowed pursuant to the Senior Credit Facility were guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, the Company, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 5, Fair Value Measurements.

On May 30, 2014, the Senior Credit Facility outstanding was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.
Mortgage Loan with Red Mortgage Capital, LLC

On September 24, 2014, the Company acquired an assisted living operation in Arizona. The acquisition was purchased with a combination of cash and the assumption of an existing mortgage loan with Red Mortgage Capital, LLC of approximately $3,417. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at the rate of 2.55% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 9.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through 11 of the loan. There is no repayment penalty after year eleven. The term of the mortgage loan is for 25 years, with monthly principal and interest payments commencing on September 12, 2012 and the balance due on October 1, 2037. The mortgage loan was secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of December 31, 2014, the Company's operating subsidiary had $3,390 outstanding, of which $111 is classified as short-term and the remaining $3,279 is classified as long-term. As of December 31, 2014, the Company is in compliance with all loan covenants.

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

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 30, 2014, the RBS Loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.

CareTrust Indebtedness

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

On May 30, 2014, the Company repaid the majority of the four promissory notes with a portion of the proceeds received from CareTrust in connection with the Spin-Off. The remaining $615 was assumed.

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

On May 30, 2014, the mortgage loan was paid in full with a portion of the proceeds received from CareTrust in connection with the Spin-Off and the agreement was terminated at the time of the Spin-Off.

Term Loan with General Electric Capital Corporation

On December 29, 2006, a number of the Company's independent real estate holding subsidiaries jointly entered into the Ten Project Note with GECC, which consisted of an approximately $55,700 multiple-advance term loan (Ten Project Note). The Ten Project Note was secured by the real and personal property comprising the ten facilities owned by these subsidiaries.

On May 30, 2014, the Company entered into the Fifth Amended and Restated Loan Agreement, with GECC, which consisted of an additional loan of $50,676 to an aggregate principal amount of $99,000. The Ten Project Note matures in May 2017. The initial term loan of $55,700 was funded in advances, with each advance bearing interest at a separate rate. The interest rates range from 6.95% to 7.50% per annum. The additional loan of $50,676 bears interest at a floating rate equal to the three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 years amortization.

On May 30, 2014, the Ten Project Note was assumed by CareTrust in connection with the Spin-Off.

In connection with the debt retirements, the Company incurred losses of $5,728 consisting of $4,067 in repayment penalties and the write off of unamortized debt discount and deferred financing costs and $1,661 of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest-rate swap, which are included in interest expense within the 2014 consolidated statements of income.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending
December 31,	Amount
2015	$111
2016	114
2017	117
2018	120
2019	65,123
Thereafter	2,805
$68,390

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had approximately $2,750 on the 2014 Credit Facility and $2,000 on the Senior Credit Facility, respectively, of borrowing capacity pledged as collateral to secure outstanding letters of credit. The letters of credit are outstanding as of December 31, 2014.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Plan, the 2005 Plan and the 2007 Plan, all of which have been approved by the stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,233 as of December 31, 2014.
2001 Stock Option, Deferred Stock and Restricted Stock Plan - The 2001 Plan authorizes the sale of up to 1,980 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. There were 319 unissued shares of common stock available for issuance under this plan for each of the years ending December 31, 2014, 2013 and 2012, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan - The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. There were 147 unissued shares of common stock available for issuance under this plan for each of the years ending December 31, 2014, 2013 and 2012, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 1,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2014, 2013 and 2012, there were 767, 717 and 627 unissued shares of common stock available for issuance under this plan.

Effective with the Spin-Off transaction (see Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for further information), all holders of the Company's restricted stock awards on the May 22, 2014 date of record for the Spin-Off received CareTrust restricted stock awards consistent with the distribution ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Company's restricted stock awards. Also, effective with the Spin-Off transaction, the holders of the Company's stock options on the date of record received stock options consistent with a conversion ratio that was necessary to maintain the pre spin-off intrinsic value of the options. The stock options terms and conditions are based on the preexisting terms in the 2001 Plan, 2005 Plan and 2007 Plan, including nondiscretionary antidilution provisions. In order to preserve the aggregate intrinsic value of the Company's stock options held by such persons, the exercise prices of such awards were adjusted by using the proportion of the CareTrust closing stock price to the total Company closing stock prices on the distribution date. All of these adjustments were designed to equalize the fair value of each award before and after Spin-Off. These adjustments were accounted for as modifications to the original awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification did not yield incremental value. Accordingly, the Company did not record any incremental compensation expense as a result of the modifications to the awards on the Spin-Off date.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company's share price becomes available. As sufficient historical information was available in the current period, the Company utilized its own experience to calculate estimated volatility for options granted in the year 2014.

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

The Company granted 1,029 options and 28 restricted stock awards from the 2007 Plan during the year ended December 31, 2014. The Company used the following assumptions for stock options granted during the years ended December 31, 2014, 2013 and 2012:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility			Weighted Average Dividend Yield
2014	1,029	1.80%	-	1.91%	6.5 years	44%	-	47%	0.57%	-	0.82%
2013	455	1.18%	-	1.87%	6.5 years	55%			0.64%	-	0.93%
2012	451	0.84%	-	1.18%	6.5 years	55%			0.93%

For the years ended December 31, 2014, 2013 and 2012, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2014	1,029	$25.36	$11.31
2013	455	$19.35	$9.66
2012	451	$15.08	$7.35

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2014, 2013 and 2012 and therefore, the intrinsic value was $0 at date of grant.

As discussed above and in Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust, the weighted average exercise prices shown in the table above for the year ended December 31, 2014 were reduced as a result of the Spin-Off. The number of options outstanding shown in the table below for the year ended December 31, 2014 were increased as a result of the Spin-Off.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the years ended December 31, 2014, 2013 and 2012:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2012	2,993	$7.08	1,716	$5.81
Granted	451	15.08
Forfeited	(115)	8.62
Exercised	(786)	5.97
December 31, 2012	2,543	$8.76	1,355	$6.48
Granted	455	19.35
Forfeited	(121)	13.48
Exercised	(587)	6.10
December 31, 2013	2,290	$11.30	1,249	$7.76
Granted	1,029	25.36
Forfeited	(64)	16.27
Exercised	(489)	7.86
December 31, 2014	2,766	$17.02	1,109	$9.39

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2014:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	2.72	-	3.14	28	*	1	28
2006	3.85	-	4.09	73	382	2	73
2008	5.12	-	8.11	281	837	4	281
2009	8.12	-	9.11	404	1,736	5	404
2010	9.53	-	9.91	103	495	6	72
2011	11.79	-	15.98	122	822	7	66
2012	13.12	-	15.91	342	2,522	8	116
2013	15.96	-	22.98	395	3,856	9	69
2014	21.09	-	37.88	1,018	11,522	10	—
Total				2,766	$22,172		1,109
* The Company will not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
The Company granted 28, 93, and 71 restricted stock awards during the years ended December 31, 2014, 2013 and 2012, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted in 2014, 2013, and 2012 ranged from $30.75 to $44.71, $27.98 to $42.13 and $24.04 to $29.16, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's nonvested restricted stock awards as of December 31, 2014, and changes during the years ended December 31, 2014, 2013 and 2012 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	210	$22.32
Granted	71	27.78
Vested	(44)	27.53
Forfeited	(13)	21.98
Nonvested at December 31, 2012	224	$23.04
Granted	93	35.27
Vested	(51)	23.67
Forfeited	(36)	24.70
Nonvested at December 31, 2013	230	$28.68
Granted	28	35.50
Vested	(65)	26.75
Forfeited	(10)	30.24
Nonvested at December 31, 2014	183	$30.30

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

In addition, during the year ended December 31, 2014, the Company granted 7 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $30.75 to $44.71 based on the market price on the grant date.

Total share-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
Share-based compensation expense related to stock options	$3,134	$2,217	$1,903
Share-based compensation expense related to restricted stock awards	1,657	1,387	1,084
Share-based compensation expense related to stock awards	399	795	1,752
Total	$5,190	$4,399	$4,739

For the year ended December 31, 2014, the Company expensed $399 in share-based compensation related to the quarterly stock awards to non-employee directors.
The Company recognized tax benefits related to share-based compensation expense of $2,306, $1,723, and $1,740 during the years ended December 31, 2014, 2013 and 2012, respectively. In future periods, the Company expects to recognize approximately $15,128 and $4,762 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2014. Future share-based compensation expense will be recognized over 4.0 and 3.0 weighted average years for unvested options and restricted stock awards, respectively. There were 1,657 unvested and outstanding options at December 31, 2014, of which 1,495 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2014 was 7.0 years.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2014, 2013 and 2012 is as follows:

	December 31,
Options	2014	2013	2012
Outstanding	$75,689	$29,431	$15,703
Vested	38,811	20,465	11,285
Expected to vest	31,160	7,873	4,088
Exercised	10,496	8,709	7,123
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

20. COMMITMENTS AND CONTINGENCIES
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
Income Tax Examinations — During the third quarter of 2014, the IRS sent notification to the Company that the 2012 tax return will be examined. The examination was closed in 2014 with no adjustment. During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. See Note 15, Income Taxes.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A class action staffing suit was previously filed against the Company and certain of its California subsidiaries in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. The Company has been defending a second such staffing class-action claim filed in Los Angeles Superior Court; however, a settlement was reached with class counsel and has received Court approval. The total costs associated with the settlement, including attorney's fees, estimated class payout, and related costs and expenses, were approximately $6,500, of which, approximately $1,500 and $2,596 of this amount was recorded during the years ended December 31, 2013 and 2012, respectively, with the balance having been expensed in prior periods. The Company believes that the settlement will not have a material ongoing adverse effect on the Company’s business, financial condition or results of operations.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operation subject to probe review during the year ended December 31, 2014. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no affiliated facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

U.S. Government Inquiry — In late 2006, the Company learned that it might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint,

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2013, the Company completed and executed a settlement agreement (the Settlement Agreement) with the DOJ and received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company has denied engaging in any illegal conduct, and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, the Company entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. The CIA acknowledges the existence of the Company’s current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and requires that the Company continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. The Company is also required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by federal health care programs. The Company is also required to retain an Independent Review Organization (IRO) to review certain clinical documentation annually for the term of the CIA.

The Company has met the requirements of its first year under the Settlement Agreement and passed its IRO audits. Participation in federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 52.4% and 56.8% of its total accounts receivable as of December 31, 2014 and 2013, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 70.4%, 72.2%, and 73.6% of the Company’s revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 5, 2015, the Company had approximately $2,500 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $565, $487 and $444 during the years ended December 31, 2014, 2013 and 2012, respectively. Beginning in 2007, the 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

22. DISCONTINUED OPERATIONS

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

A summary of discontinued operations follows:

	Year Ended December 31,
	2014	2013	2012
Revenue	$—	$728	$1,564
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	—	(807)	(3,646)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	—	(2,837)	—
Facility rent—cost of services	—	(12)	(38)
Depreciation and amortization	—	(33)	(106)
Loss from discontinued operations	—	(2,961)	(2,226)
Benefit from income taxes	—	(1,157)	(869)
Loss from discontinued operations, net of income tax	$—	$(1,804)	$(1,357)

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions Charged to Costs and Expenses
	Balance at Beginning of Year			Balances at End of Year

			Deductions
		(In thousands)
Year Ended December 31, 2012
Allowance for doubtful accounts	$(12,782)	$(9,474)	$8,445	$(13,811)
Year Ended December 31, 2013
Allowance for doubtful accounts	$(13,811)	$(12,106)	$9,377	$(16,540)
Year Ended December 31, 2014
Allowance for doubtful accounts	$(16,540)	$(13,179)	$9,281	$(20,438)

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

(c)	Exhibit Index

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
2.1		Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	2.1	6/5/2014
3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.2		Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
3.3		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
3.4		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 7, 2013	8-K	001-33757	3.1	11/7/2013
3.5		Certificate of Elimination of Series A Junior Participating Preferred Stock	8-K	001-33757	3.1	6/5/2014
4.1		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
4.2		Stock Position Management Agreement, dated October 16, 2008, between The Ensign Group, Inc. and Terri M. Christensen	10-K	001-33757	4.2	2/18/2009
4.3		Rights Agreement, dated as of November 7, 2013, between The Ensign Group, Inc. and Registrar and Transfer Company, as Rights Agent.	8-K	001-33757	4.1	11/7/2013
10.1	+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	7/26/2007
10.2	+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	99.2	7/26/2007
10.3	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.4	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	10.2	7/28/2009
10.5	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.6	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.7	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.8		Fourth Amended and Restated Loan Agreement, dated as of November 10, 2009, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	8-K	001-33757	10.1	11/17/2009
10.9		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.10	Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor's subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	7/26/2007
10.11	Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	7/26/2007
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	7/26/2007
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	7/26/2007
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	7/26/2007
10.15	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	7/26/2007
10.16	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007

10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2007, as amended on September 6, 2007	S-1	333-142897	10.45	10/5/2007
10.58	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.59	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.60	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.61	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.62	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.63	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.64	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.65	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.66	Commercial Deeds of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 31, 2010, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc.	8-K	001-33757	10.1	1/6/2011
10.67	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.68	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.69	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.70	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.71	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013
10.72	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2012
10.73	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, in its capacity as administrative agent fort he Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013
10.74	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.75	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	2/13/2014
10.76	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.77	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.78	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.3	6/5/2014

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.79	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.4	6/5/2014
10.80	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.5	6/5/2014
10.81	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.6	6/5/2014
10.82	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc.	8-K	001-33757	10.7	6/5/2014
10.83	Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.8	6/5/2014
18.1	Preferability Letter of Deloitte & Touche LLP					X
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
+	Indicates management contract or compensatory plan.
*	Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.