Form 10-Q
period 2015-03-31
ENSIGN GROUP, INC
filed 2015-05-06
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2015, 22,450,488 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$62,609	$50,408
Restricted cash—current	3,388	5,082
Accounts receivable—less allowance for doubtful accounts of $23,005 and $20,438 at March 31, 2015 and December 31, 2014, respectively	162,267	130,051
Investments—current	4,992	6,060
Prepaid income taxes	—	2,992
Prepaid expenses and other current assets	11,998	8,434
Deferred tax asset—current	10,602	10,615
Total current assets	255,856	213,642
Property and equipment, net	192,370	149,708
Insurance subsidiary deposits and investments	19,145	17,873
Escrow deposits	2,485	16,153
Deferred tax asset	11,500	11,509
Restricted and other assets	7,125	6,833
Intangible assets, net	37,481	35,568
Goodwill	32,781	30,269
Other indefinite-lived intangibles	14,551	12,361
Total assets	$573,294	$493,916
Liabilities and equity
Current liabilities:
Accounts payable	$38,819	$33,186
Accrued wages and related liabilities	54,608	56,712
Accrued self-insurance liabilities—current	16,694	15,794
Income tax payable	5,914	—
Other accrued liabilities	34,245	24,630
Current maturities of long-term debt	112	111
Total current liabilities	150,392	130,433
Long-term debt—less current maturities	3,251	68,279
Accrued self-insurance liabilities—less current portion	34,695	34,166
Deferred rent and other long-term liabilities	3,260	3,235
Total liabilities	191,598	236,113

Commitments and contingencies (Notes 17, 19, and 20)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 25,762 and 25,432 shares issued and outstanding at March 31, 2015, respectively, and 22,924 and 22,591 shares issued and outstanding at December 31, 2014, respectively (Note 3)	26	22
Additional paid-in capital (Note 3)	225,009	114,293
Retained earnings	159,095	145,846
Common stock in treasury, at cost, 149 and 150 shares at March 31, 2015 and December 31, 2014, respectively	(1,304)	(1,310)
Total Ensign Group, Inc. stockholders' equity	382,826	258,851
Non-controlling interest	(1,130)	(1,048)
Total equity	381,696	257,803
Total liabilities and equity	$573,294	$493,916
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$306,529	$239,653
Expense:
Cost of services (exclusive of rent, general and administrative and depreciation and amortization expenses shown separately below)	241,456	189,738
Rent—cost of services (Note 2 and 19)	18,966	3,549
General and administrative expense	14,416	13,157
Depreciation and amortization	6,517	8,862
Total expenses	281,355	215,306
Income from operations	25,174	24,347
Other income (expense):
Interest expense	(667)	(3,363)
Interest income	166	159
Other expense, net	(501)	(3,204)
Income before provision for income taxes	24,673	21,143
Provision for income taxes	9,585	8,102
Net income	15,088	13,041
Less: net loss attributable to noncontrolling interests	(82)	(485)
Net income attributable to The Ensign Group, Inc.	$15,170	$13,526
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.63	$0.61
Diluted	$0.61	$0.60
Weighted average common shares outstanding:
Basic	23,908	22,168
Diluted	24,826	22,582

Dividends per share	$0.075	$0.070

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$15,088	$13,041
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of income tax of $78 for the three months ended March 31, 2014.	—	119
Comprehensive income	15,088	13,160
Less: net loss attributable to noncontrolling interests	(82)	(485)
Comprehensive income attributable to The Ensign Group, Inc.	$15,170	$13,645

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$15,088	$13,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,517	8,862
Amortization of deferred financing fees and debt discount	148	205
Deferred income taxes	22	17
Provision for doubtful accounts	4,743	3,405
Share-based compensation	1,493	1,179
Excess tax benefit from share-based compensation	(641)	(688)
Change in operating assets and liabilities
Accounts receivable	(36,900)	(12,604)
Prepaid income taxes	2,992	7,250
Prepaid expenses and other assets	(3,538)	215
Insurance subsidiary deposits and investments	(205)	150
Accounts payable	4,393	2,829
Accrued wages and related liabilities	(2,104)	651
Other accrued liabilities	6,557	(1,432)
Income tax payable	5,914	—
Accrued self-insurance liabilities	1,355	(1,633)
Deferred rent liability	26	(14)
Net cash provided by operating activities	5,860	21,433
Cash flows from investing activities:
Purchase of property and equipment	(12,719)	(16,424)
Cash payment for business acquisitions	(38,709)	(9,148)
Escrow deposits	(2,485)	(3,252)
Escrow deposits used to fund business acquisitions	16,153	1,000
Use of restricted cash	1,694	—
Restricted and other assets	(389)	(262)
Net cash used in investing activities	(36,455)	(28,086)
Cash flows from financing activities:
Proceeds from from revolving credit facility (Note 17)	29,000	—
Payments on revolving credit facility and other debt	(94,027)	(1,849)
Proceeds from common stock offering (Note 3)	112,078	—
Issuance costs in connection with common stock offering (Note 3)	(5,604)	—
Issuance of treasury stock upon exercise of options	6	94
Issuance of common stock upon exercise of options	2,410	998
Dividends paid	(1,708)	(1,564)
Excess tax benefit from share-based compensation	641	688
Net cash provided (used) in financing activities	42,796	(1,633)
Net increase (decrease) in cash and cash equivalents	12,201	(8,286)
Cash and cash equivalents beginning of period	50,408	65,755
Cash and cash equivalents end of period	$62,609	$57,469
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$745	$3,369
Income taxes	$15	$158
Non-cash financing and investing activity:
Accrued capital expenditures	$4,048	$1,793
Issuance costs of common stock included in accounts payable	$300	$—
Refundable deposits assumed as part of business acquisition	$3,488	$—

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of skilled nursing, rehabilitative care services, home health, home care, hospice care, assisted living and urgent care services. As of March 31, 2015, the Company operated 143 facilities, thirteen home health and twelve hospice operations, two home care businesses, one transitional care management company, sixteen urgent care centers and a mobile x-ray and diagnostic company, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care and hospice, mobile x-ray and diagnostic, and urgent care services. The Company's affiliated facilities have a collective capacity of approximately 15,500 operational skilled nursing, assisted living and independent living beds. As of March 31, 2015, the Company owned 18 of its 143 affiliated facilities and leased an additional 125 facilities through long-term lease arrangements, and had options to purchase three of those 125 facilities. As of December 31, 2014, the Company owned 11 of its 136 affiliated facilities and leased an additional 125 facilities through long-term lease arrangements, and had options to purchase three of those 125 facilities.
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
Each of the Company's affiliated operations are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this quarterly report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group.
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SPIN-OFF OF REAL ESTATE ASSETS THROUGH A REAL ESTATE INVESTMENT TRUST
On June 1, 2014, the Company completed its plan to separate its real estate business into two separate publicly traded companies by creating a newly formed, publicly traded real estate investment trust (REIT), known as CareTrust REIT, Inc. (CareTrust), through a tax free spin-off (the Spin-Off). The Company effected the Spin-Off by distributing to its stockholders one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Company received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes. The private letter ruling relies on certain facts, representations, assumptions and undertakings.
In connection with the Spin-Off, the Company contributed to CareTrust the assets and liabilities associated with 94 real property and three independent living facilities that CareTrust now operates and that were previously owned by the Company. The Company also retired all outstanding borrowings as of the date of the Spin-Off with a portion of the proceeds received from the Spin-Off.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Spin-Off, CareTrust owns all of the 94 real property and leases back those assets to the Company under eight “triple-net” master lease agreements (collectively, the Master Leases), which has a term ranging from 12 to 19 years that, at the Company’s option, may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The Company continues to operate the affiliated skilled nursing, assisted living and independent living facilities that are leased from CareTrust pursuant to the Master Leases.
Commencing in the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual rent expense under the Master Lease will be approximately $56,000 during each of the first two years of the Master Leases. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. See further discussion at Note 19, Leases.
The Company incurred transaction costs of $1,590 for the three months ended March 31, 2014 associated with the Spin-Off, which are included in general and administrative expenses within the condensed consolidated statements of income. The Company did not record transaction costs related to the Spin-Off for the three months ended March 31, 2015 as the Spin-Off was completed in June 2014.
3. COMMON STOCK OFFERING
On July 15, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for future public offerings of any combination of common stock, preferred stock and warrants. The Form S-3 was declared effective by the SEC on July 15, 2014.
On February 9, 2015, the Company entered into an underwriting agreement with Wells Fargo Securities, LLC as representative of the underwriters named therein (collectively, the Underwriters), pursuant to which the Company agreed to issue and sell to the Underwriters 2,500 shares of its common stock and also agreed to issue and sell to the Underwriters, at the option of the Underwriters, an aggregate of up to 375 additional shares of common stock (the Common Stock Offering).
Subsequently, the Company issued 2,734 shares for approximately $41.00 per share. After deducting $5,604 in underwriter discounts and commissions, the Company received net proceeds of $106,474, before other issuance costs of $300. The Company used $94,000 of the net proceeds to pay off the outstanding amounts under its revolving credit facility with a lending consortium arranged by SunTrust (the Credit Facility).
During the three months ended March 31, 2015, the Company included $5,904 of issuance costs in stockholders' equity which offset the proceeds from the Common Stock Offering.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America (U.S.). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and assisted living operations, home health and hospice operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at March 31, 2015.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue from the Medicare and Medicaid programs accounted for 69.1% and 71.1% of the Company's revenue for the three months ended March 31, 2015 and 2014, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. Except for additional payment from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program, the Company recorded upon settlement adjustments to revenue which were not material to the Company's consolidated revenue for the three months ended March 31, 2015 and 2014.
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
Non-Medicare Revenue

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three months ended March 31, 2015 or 2014.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit (operating segment or one level below an operating

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment) below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. See further discussion at Note 13, Goodwill and Other Indefinite-Lived Intangible Assets.
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California affiliated facilities and a separate, one-time, deductible of $750 for non-California facilities. For all affiliated facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate applicable to its other 133 affiliated facilities.
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $28,498 and $29,313 as of March 31, 2015 and December 31, 2014, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $16,074 and $14,590 as of March 31, 2015 and December 31, 2014, respectively.
In addition, the Company has recorded an asset and equal liability of $2,330 and $2,256 at March 31, 2015 and December 31, 2014, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 14, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $4,487 and $3,801 as of March 31, 2015 and December 31, 2014, respectively.
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

In February 2015, the FASB issued amendments to the consolidation analysis, which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard and tentatively decided to permit entities to early adopt the standard. Tentatively, this guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued its final standard on presentation of debt issuance costs, which changes the presentation of debt issuance costs in the financial statement to represent such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net Income	$15,088	$13,041
Less: net loss attributable to noncontrolling interests	(82)	(485)
Net income attributable to The Ensign Group, Inc.	$15,170	$13,526

Denominator:
Weighted average shares outstanding for basic net income per share	23,908	22,168
Basic net income per common share attributable to The Ensign Group, Inc.	$0.63	$0.61

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net Income	$15,088	$13,041
Less: net loss attributable to noncontrolling interests	(82)	(485)
Net income attributable to The Ensign Group, Inc.	$15,170	$13,526
Denominator:
Weighted average common shares outstanding	23,908	22,168
Plus: incremental shares from assumed conversion (1)	918	414
Adjusted weighted average common shares outstanding	24,826	22,582
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.61	$0.60
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 124 and 310 for the three months ended March 31, 2015 and 2014, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$62,609	$—	$—	$50,408	$—	$—
Restricted cash	$3,388	$—	$—	$5,082	$—	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 4, Summary of Significant Accounting Policies for further discussion of the Company's significant accounting policies.

Debt Security Investments - Held to Maturity

At March 31, 2015 and December 31, 2014, the Company had approximately $24,137 and $23,933, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, at March 31, 2015, the debt security investments are held in AA, A and BBB rated debt securities.

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three months ended March 31, 2015 and 2014 is summarized in the following tables:

	Three Months Ended March 31,
	2015		2014
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$101,628	33.2%	$83,342	34.8%
Medicare	94,356	30.8	76,470	31.9
Medicaid — skilled	15,537	5.1	10,608	4.4
Total Medicaid and Medicare	211,521	69.1	170,420	71.1
Managed care	46,330	15.1	32,978	13.8
Private and other payors(1)	48,678	15.8	36,255	15.1
Revenue	$306,529	100.0%	$239,653	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable as of March 31, 2015 and December 31, 2014 is summarized in the following table:

	March 31, 2015	December 31, 2014
Medicaid	$61,247	$45,943
Managed care	47,239	39,782
Medicare	39,823	32,861
Private and other payors	36,963	31,903
	185,272	150,489
Less: allowance for doubtful accounts	(23,005)	(20,438)
Accounts receivable	$162,267	$130,051

8. BUSINESS SEGMENTS

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

The Company also reports an “all other” category that includes revenue from its urgent care centers and a mobile x-ray and diagnostic company. The urgent care centers and mobile x-ray and diagnostic business are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The "all other" category also includes operating expenses that the Company does not allocate to operating segments as these expenses are not included in the segment operating performance measures evaluated by the CODM. Previously, the Company had a single reportable segment, healthcare services, which included providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. The Company has presented 2014 financial information on a comparative basis to conform with the current period segment presentation.

At March 31, 2015, TSA services included 143 wholly-owned skilled nursing affiliated facilities that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as wholly-owned assisted and independent living affiliated facilities that provide room and board and social services. Home health and hospice services were provided to patients by the Company's 25 wholly-owned home health and hospice operating subsidiaries. The Company's urgent care services, which is included in "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. As of March 31, 2015, the Company held 80% of the membership interest of a mobile x-ray and diagnostic company, which revenue is included in the "all other" category.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 4, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues by major payer source were as follows:

	Three Months Ended March 31, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$99,706	$1,922	$—	$101,628	33.2%
Medicare	81,690	12,666	—	94,356	30.8
Medicaid-skilled	15,537	—	—	15,537	5.1
Subtotal	196,933	14,588	—	211,521	69.1
Managed care	44,107	2,223	—	46,330	15.1
Private and other	37,734	1,504	9,440	48,678	15.8
Total revenue	$278,774	$18,315	$9,440	$306,529	100.0%

	Three Months Ended March 31, 2014
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$82,387	$955	$—	$83,342	34.8%
Medicare	68,508	7,962	—	76,470	31.9
Medicaid-skilled	10,608	—	—	10,608	4.4
Subtotal	161,503	8,917	—	170,420	71.1
Managed care	31,296	1,682	—	32,978	13.8
Private and other	31,323	547	4,385	36,255	15.1
Total revenue	$224,122	$11,146	$4,385	$239,653	100.0%

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended March 31, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$278,774	$18,315	$9,440		$306,529
Intersegment revenue (1)	474	—	203	(677)	—
Total revenue	$279,248	$18,315	$9,643	$(677)	$306,529
Income from operations	$37,298	$2,675	$(14,799)	$—	$25,174
Interest expense, net of interest income					$501
Income before provision for income taxes					$24,673
Depreciation and amortization	$4,949	$221	$1,347	$—	$6,517

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities and urgent care centers to the Company's other operating subsidiaries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2014
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$224,122	$11,146	$4,385		$239,653
Intersegment revenue (1)	446	—	182	(628)	—
	$224,568	$11,146	$4,567	$(628)	$239,653
Income from operations	$36,932	$1,872	$(14,457)	$—	$24,347
Interest expense, net of interest income					$3,204
Income before provision for income taxes					$21,143
Depreciation and amortization	$7,861	$121	$880	$—	$8,862

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities and urgent care centers to the Company's other operating subsidiaries.

9. ACQUISITIONS
The Company’s acquisition strategy is to purchase or lease operating subsidiaries that are complementary to the Company’s current affiliated facilities, accretive to the Company's business or otherwise advance the Company's strategy. The results of all the Company’s operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are typically paid for in cash and are accounted for using the acquisition method of accounting. The Company also enters into long-term leases that include options to purchase the affiliated facilities. As a result, from time to time, the Company will acquire affiliated facilities that the Company has been operating under third-party leases.
During the three months ended March 31, 2015, the Company continued to expand its operations with the addition of five stand-alone skilled nursing operations, two assisted living operations, one home health agency and two urgent care centers to its operations. The aggregate purchase price of the 10 business acquisitions was approximately $42,197, which was paid with cash of $38,709 and the assumed liabilities of $3,488. The details of the operating subsidiaries acquired during the three months ended March 31, 2015 are as follows:

•
On January 1, 2015, the Company acquired three skilled nursing operations, one assisted living operation, one home health agency and two urgent care centers for an aggregate purchase price of approximately $19,045. The acquisitions added 244 and 17 operational skilled nursing beds and operational assisted living units, respectively, operated by the Company's operating subsidiaries.

•
On February 1, 2015, the Company acquired two skilled nursing operations and one assisted living operation in two states for approximately $23,152, which $19,664 was paid in cash and the assumed liabilities of $3,488. The acquisitions added 163 and 328 operational skilled nursing beds and operational assisted living units, respectively, operated by the Company's operating subsidiaries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the three months ended March 31, 2015 and 2014:

	March 31,
	2015	2014
Land	$3,608	$760
Building and improvements	29,390	7,901
Equipment, furniture, and fixtures	1,429	376
Assembled occupancy	639	80
Definite-lived intangible assets	360	—
Goodwill	2,512	31
Favorable leases	2,069	—
Other indefinite-lived intangible assets	2,190	—
	$42,197	$9,148

Subsequent to the three months ended March 31, 2015, the Company acquired three assisted living operations, three skilled nursing operations and one home care business for an aggregate purchase price of $21,839, which was paid in cash. The acquisitions added 262 and 263 operational skilled nursing beds and operational assisted living units, respectively, operated by the Company's operating subsidiaries, respectively. The Company also entered into a long-term lease agreement of one skilled nursing operation. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The long-term lease added 60 operational skilled nursing beds operated by the Company's operating subsidiaries. In a separate transaction, the Company acquired the underlying assets of one skilled nursing operation, which the Company previously operated under a long-term lease agreement. The purchase price of the asset acquisition was $7,315, which was paid with cash of $1,067 and a promissory note of $6,248. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available.

10. ACQUISITIONS - PRO FORMA FINANCIAL INFORMATION

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

The following table represents pro forma results of consolidated operations as if the acquisitions through the issuance date of the financial statements had occurred at the beginning of 2014, after giving effect to certain adjustments.

	March 31,
	2015	2014
Revenue	$313,085	$258,366
Net income attributable to The Ensign Group, Inc.	$14,466	$13,065
Diluted net income per common share	$0.58	$0.58
Our pro forma assumptions are as follows:

•
Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the facility, or if no information was available, estimates were derived from the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s post-acquisition operating results for that particular facility. Prior year results for the 2015 acquisitions were obtained from available financial statements provided by prior operators or available cost reports filed by the prior operators.

•
Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable and depreciation is calculated using the purchase price allocated to the related assets through acquisition accounting.

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue generated during the three months ended March 31, 2015 and 2014, by individually immaterial business acquisitions completed through March 31, 2015, of $6,556 and $18,713, respectively. Included in the table above are pro forma losses incurred during the three months ended March 31, 2015 and 2014, by individually immaterial business acquisitions completed through March 31, 2015, of $704 and $461, respectively.

11. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Land	$22,602	$18,994
Buildings and improvements	87,609	57,947
Equipment	88,422	80,112
Furniture and fixtures	5,786	5,732
Leasehold improvements	57,193	50,671
Construction in progress	154	423
	261,766	213,879
Less: accumulated depreciation	(69,396)	(64,171)
Property and equipment, net	$192,370	$149,708

See Note 9, Acquisitions for information on acquisitions during the three months ended March 31, 2015.

12. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	March 31, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	18.5	$684	$(644)	$40	$684	$(634)	$50
Favorable lease	31.5	32,959	(1,241)	31,718	30,890	(783)	30,107
Assembled occupancy	0.6	4,523	(4,004)	519	3,884	(3,461)	423
Facility trade name	30.0	733	(226)	507	733	(220)	513
Customer relationships	17.5	5,300	(603)	4,697	4,940	(465)	4,475
Total		$44,199	$(6,718)	$37,481	$41,131	$(5,563)	$35,568
Amortization expense was $1,153 and $148 for the three months ended March 31, 2015 and 2014, respectively. Of the $1,153 in amortization expense incurred during the three months ended March 31, 2015, approximately $500 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2015 (remainder)	$2,248
2016	2,698
2017	2,170
2018	2,080
2019	2,080
2020	1,371
Thereafter	24,834
$37,481

13. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

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

The following table represents activity in goodwill by segment as of and for the three months ended March 31, 2015:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2014	$15,977	$10,929	$3,363	$30,269
Impairments	—	—	—	—
Additions	—	—	2,512	2,512
March 31, 2015	$15,977	$10,929	$5,875	$32,781

As of March 31, 2015, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 9, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	March 31, 2015	December 31, 2014
Trade name	$1,855	$1,055
Home health and hospice Medicare license	12,696	11,306
	$14,551	$12,361

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2015	December 31, 2014
Debt issuance costs, net	$2,464	$2,612
Long-term insurance losses recoverable asset	2,330	2,256
Deposits with landlords	1,703	1,143
Capital improvement reserves with landlords and lenders	604	774
Other long-term assets	24	48
Restricted and other assets	$7,125	$6,833
Included in restricted and other assets as of March 31, 2015, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and capitalized debt issuance costs.

15. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Quality assurance fee	$3,677	$2,855
Refunds payable	10,112	7,014
Deferred revenue	3,991	3,471
Cash held in trust for patients	1,922	1,824
Resident deposits	5,760	1,593
Dividends payable	1,935	1,708
Property taxes	3,165	3,043
Other	3,683	3,122
Other accrued liabilities	$34,245	$24,630
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Nebraska, Utah, Washington and Wisconsin in respect of a mandated fee based on resident days. Refunds payable includes payables related to overpayments and duplicate payments. Deferred revenue occurs when the Company receives payments in advance of services provided. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

16. INCOME TAXES
During the third quarter of 2014, the Internal Revenue Service initiated an examination of the Company's income tax return for the 2012 income tax year. The Company is not currently under examination by any other major income tax jurisdiction. During 2015, the statutes of limitations will lapse on the Company's 2011 Federal tax year and certain 2010 and 2011 state tax years. The Company does not believe the Internal Revenue Service examination or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2015 or 2014.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. DEBT
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Credit Facility with SunTrust, interest payable monthly and quarterly, balance due at May 1, 2019, secured by substantially all of the Company’s personal property.	$—	$65,000
Mortgage note, principal and interest payable monthly and continuing through October 2037, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	3,363	3,390
	3,363	68,390
Less current maturities	(112)	(111)
	$3,251	$68,279

Mortgage Loan with Vannovi Properties, LLC

On April 1, 2015, the Company acquired the assets of a skilled nursing facility in California. The asset acquisition was purchased with a combination of cash and a promissory note with Vannovi Properties, LLC of approximately $6,248. The unpaid balance of principal and accrued interest from these notes is due on April 30, 2027. The notes bear interest at a rate of 5.25% per annum.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of March 31, 2015, the Company had approximately $2,726 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit. The letters of credit are outstanding as of March 31, 2015.

18. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,590 as of March 31, 2015.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 72 options and 65 restricted stock awards from the 2007 Plan during the three months ended March 31, 2015.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following assumptions for stock options granted during the three months ended March 31, 2015 and 2014:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2015	72	1.45%	6.5 years	44%	0.65%
2014	268	1.84%	6.5 years	55%	0.64%

For the three months ended March 31, 2015 and 2014, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2015	72	$43.58	$18.39
2014	268	$21.09	$10.83

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2015 and 2014 and therefore, the intrinsic value was $0 at date of grant.

As as result of the Spin-Off discussed in Note 2, Spin-Off of Real Estate Assets through a Real Estate Investment Trust, the weighted average exercise prices shown in the table above for the three months ended March 31, 2014 were reduced. The corresponding of options outstanding shown in the table above for the three months ended March 31, 2014 were also increased as a result of the Spin-Off.

The following table represents the employee stock option activity during the three months ended March 31, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2015	2,766	$17.02	1,109	$9.39
Granted	72	43.58
Forfeited	(38)	22.90
Exercised	(46)	11.39
March 31, 2015	2,754	$17.73	1,184	$10.09

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2015:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	2.72	-	3.14	26	*	1	26
2006	3.85	-	4.09	67	348	2	67
2008	5.12	-	8.11	277	827	3	277
2009	8.12	-	9.11	397	1,706	4	397
2010	9.53	-	9.91	95	459	5	87
2011	11.79	-	15.98	115	781	6	65
2012	13.12	-	15.91	331	2,441	7	123
2013	15.96	-	22.98	381	3,722	8	94
2014	21.09	-	37.88	993	11,221	9	48
2015			43.58	72	1,319	10	—
Total				2,754	$22,824		1,184
* The Company did not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
The Company granted 65 and 2 restricted stock awards during the three months ended March 31, 2015 and 2014, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2015 and 2014 were $43.58 and $44.71, respectively.
A summary of the status of the Company's nonvested restricted stock awards as of March 31, 2015 and changes during the three-month period ended March 31, 2015 is presented below:

	Nonvested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	183	$30.30
Granted	65	43.52
Vested	(62)	39.63
Forfeited	(6)	30.06
Nonvested at March 31, 2015	180	$31.91

During the three months ended March 31, 2015, the Company granted 3 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $42.59 based on the market price on the grant date.

Total share-based compensation expense recognized for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense related to stock options	$956	$643
Share-based compensation expense related to restricted stock awards	416	430
Share-based compensation expense related to stock awards	121	106
Total	$1,493	$1,179
In future periods, the Company expects to recognize approximately $15,105 and $4,988 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2015. Future share-

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation expense will be recognized over 4.0 and 3.1 weighted average years for unvested options and restricted stock awards, respectively. There were 1,570 unvested and outstanding options at March 31, 2015, of which 1,428 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at March 31, 2015 was 6.8 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2015 and December 31, 2014 is as follows:

Options	March 31, 2015	December 31, 2014
Outstanding	$80,227	$75,689
Vested	43,518	38,811
Expected to vest	31,124	31,160
Exercised	1,484	10,496
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

19. LEASES
As a result of the Spin-Off, the Company leases from CareTrust real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under the Master Leases, which ranges from 12 to 19 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases.
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
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of March 31, 2015.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with Mainstreet Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases). The term of each lease is 15 years with two five year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $19,081 and $3,605 for the three months ended March 31, 2015 and 2014, respectively.
Future minimum lease payments for all leases as of March 31, 2015 are as follows:

Year	Amount
Remainder	$74,436
2016	89,539
2017	90,553
2018	90,589
2019	89,535
Thereafter	929,567
$1,364,219
Six of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under two separate three-facility master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2015.

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
Income Tax Examinations — During the third quarter of 2014, the Company received a notification from the IRS that the Company's 2012 tax return will be examined. During the first quarter of 2012, the State of California initiated an examination of the Company's income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. The examination was closed with no adjustments. See Note 16, Income Taxes.
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
A class action staffing suit was previously filed against the Company and certain of its California subsidiaries in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act. In 2007, the Company settled this class action suit, and the settlement was approved by the affected class and the Court. A second such class action staffing suit was filed in Los Angeles in 2010 and was resolved in a settlement and Court approval in 2012. Neither of the referenced lawsuits or settlement had a material ongoing adverse effect on the Company's business, financial condition or results of operations.
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
The Company and its operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations. A significant increase in the number of these claims

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed, and the Company and its operating subsidiaries are subjected to, alleged to be liable for, or agrees to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other arrangement with the government.
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operating subsidiary subject to probe review during the three months ended March 31, 2015. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no affiliated facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

U.S. Government Inquiry — In October 2013, the Company completed and executed a settlement agreement (the Settlement Agreement) with the DOJ and received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company has denied engaging in any illegal conduct, and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 54.6% and 52.4% of its total accounts receivable as of March 31, 2015 and December 31, 2014, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 69.1% and 71.1% of the Company’s revenue for the three months ended March 31, 2015 and 2014, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uninsured bank deposits with a financial institution outside the U.S. As of May 4, 2015, the Company had approximately $1,545 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our affiliated operations, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Annual Report.
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 143 facilities, thirteen home health and twelve hospice operations, two home care business, one transitional care management company, sixteen urgent care centers and a mobile x-ray and diagnostic company as of March 31, 2015, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary, and urgent care services. As of March 31, 2015, we owned 18 of our 143 affiliated facilities and operated an additional 125 facilities under long-term lease arrangements, and had options to purchase three of those 125 facilities.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2015:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	18	3	122	143
Percentage of total	12.6%	2.1%	85.3%	100.0%
Operational skilled nursing, assisted living and independent living beds	1,982	508	12,993	15,483
Percentage of total	12.8%	3.3%	83.9%	100.0%

The Ensign Group, Inc. (collectively, Ensign or the Company) is a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.  References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this quarterly report, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

Real Estate Investment Trust (REIT) Spin-Off. On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to our stockholders on a pro rata basis (the Spin-Off). Our stockholders received one share of CareTrust common stock for each share of our common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. As a result of the Spin-Off, we lease back real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities from CareTrust on a triple-net basis (the Master Leases), under which we are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. See further discussion at Note 2, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust in the Notes to Condensed Consolidated Financial Statements.
Acquisition History

The following table sets forth the location of our affiliated facilities and the number of operational beds located at our facilities as of March 31, 2015:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	Total
Cumulative number of skilled nursing and assisted living operations	46	16	28	12	10	8	6	3	7	5	2	143
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,808	2,446	3,444	1,360	745	739	481	304	662	356	138	15,483
During the first quarter of 2015, we acquired five skilled nursing operations, two assisted living operations, one home health agency and two urgent care centers in four states for an aggregate purchase price of $42.2 million. The acquisitions of skilled nursing and assisted living facilities added 407 and 345 operational skilled nursing beds and assisted living units, respectively, to our operating subsidiaries. The acquisitions of the home health agency and urgent care centers did not have an impact on the number of beds operated by our operating subsidiaries. As of March 31, 2015, we provided home health and hospice services through our 25 operating subsidiaries in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
Subsequent to the first quarter of 2015, we acquired three assisted living operations, three skilled nursing operations and one home care business for an aggregate purchase price of $21.8 million. The acquisitions added 263 operational assisted living units and 262 operational skilled nursing beds, respectively, to our operating subsidiaries. We also entered into a long-term lease agreement and assumed the operation of one skilled nursing operation. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The long-term lease added 60 operational skilled nursing beds to our operating subsidiaries. In a separate transaction, we acquired the underlying assets of one skilled nursing operation, which we previously operated under a long-term lease agreement. The purchase price of the asset acquisition was approximately $7.3 million.
See further discussion of facility acquisitions in Note 9, Acquisitions in Notes to Condensed Consolidated Financial Statements.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended March 31,
	2015	2014
Skilled Mix:
Days	30.3%	27.8%
Revenue	52.9%	51.1%
Quality Mix:
Days	42.8%	41.0%
Revenue	61.4%	60.3%
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

The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Occupancy:
Operational beds at end of period	15,483	13,396
Available patient days	1,367,829	1,194,076
Actual patient days	1,077,238	932,867
Occupancy percentage (based on operational beds)	78.8%	78.1%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
Segments
Beginning in the fourth quarter of 2014, we realigned our operating segments to more closely correlate with our service offerings, which coincide with the way that we measure performance and allocate resources. Previously, we had a single reportable segment, healthcare services, which included providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. We have presented 2014 financial information on a comparative basis to conform with the current period segment presentation.
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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2015
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$99,706	$1,922	$—		$101,628	33.2%
Medicare	81,690	12,666	—		94,356	30.8
Medicaid-skilled	15,537	—	—		15,537	5.1
Subtotal	196,933	14,588	—		211,521	69.1
Managed care	44,107	2,223	—		46,330	15.1
Private and other	37,734	1,504	9,440	(1)	48,678	15.8
Total revenue	$278,774	$18,315	$9,440		$306,529	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and other ancillary businesses.

	Three Months Ended March 31, 2014
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$82,387	$955	$—		$83,342	34.8%
Medicare	68,508	7,962	—		76,470	31.9
Medicaid-skilled	10,608	—	—		10,608	4.4
Subtotal	161,503	8,917	—		170,420	71.1
Managed care	31,296	1,682	—		32,978	13.8
Private and other	31,323	547	4,385	(1)	36,255	15.1
Total revenue	$224,122	$11,146	$4,385		$239,653	100.0%
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

We are participating in the recently established Upper Payment Limit (UPL) supplemental payment program in the state of Texas that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. Our operating subsidiaries, previously operating seven company-owned Texas skilled nursing facilities, entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts through management agreements with the respective hospital districts, and providing further for our operating subsidiaries to retain the management of those facilities on behalf of the hospital districts, which are all participating in the UPL program. Each affected operating subsidiary therefore retains operations of its skilled nursing facility and each agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.

Assisted and Independent Living Operations. Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of March 31, 2015. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of March 31, 2015, we provided hospice care in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimates amounts due back to Medicare if a cap has been exceeded.

Other

In addition, as of March 31, 2015, we operated sixteen urgent care clinics in Colorado and Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of March 31, 2015, we held 80% of the membership interest of a mobile x-ray and diagnostic company. The diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies Update

There have been no significant changes during the three-month period ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC.
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

Skilled Nursing

CMS Payment Rules. On April 20, 2015, CMS published its proposed rule outlining proposed fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $500 million or 1.4% for fiscal year 2016. This estimate increase reflected a 2.6% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.6% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This proposed rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% multi-factor productivity (MFP) adjustment required by the PPACA.

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

Home health

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

Hospice

On May 1, 2015, CMS published proposed rule outlining proposed fiscal year 2016 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the proposed rule, hospices will see an estimated 1.3% increase in their payments effective October 1, 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 1.8% (a “hospital market basket” increase of 2.7% minus 0.9% for reductions required by law) and 0.7% decrease in payments to hospices due to updated wage data and the phase-out of its wage index budget neutrality adjustment factor (BNAF), offset by the newly announced Core Based Statistical Areas (CBSA) delineation impact of 0.2%.  The rule also proposes two different payment rates for routine home care (RHC) that would result in a higher base payment rate for the first 60 days of hospice care and a reduced base payment rate for 61 or more days of hospice care and a Service Intensity Add-On (SIA) Payment for fiscal year 2016 and beyond in conjunction with the proposed RHC rates.

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
Additional Federal rulings
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

On April 16, 2015, the President signed into law the H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
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

Annual limitations on a beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2015 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,940 in 2015. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

An “exceptions process” to the therapy caps is in effect through March 31, 2015 under the Protecting Access to Medicare Act of 2014. For claims furnished through March 31, 2015 that exceed the therapy caps, therapy service providers and suppliers may request an exception when one is appropriate. When the beneficiary exceeds the therapy caps and qualifies for a therapy cap exception, the provider or supplier shall add a KX modifier to the therapy Healthcare Common Procedure Coding System (HCPCS) code subject to the cap limit. By using the KX modifier, the provider is attesting that the services are reasonable and necessary and that there is documentation of medical necessity in the beneficiary’s medical record. Manual policies relevant to the exceptions process apply only when exceptions to the therapy caps are in effect. The therapy exception process was again extended and the expected SGR of 21% to the Physician Fee Screen for outpatient therapy services was repealed through the H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015. Under act, the therapy cap exception process goes into effect beginning April 1, 2015 and extends through December 31, 2017.

A manual medical review process, as part of the therapy exceptions process, applies to therapy claims when a beneficiary’s incurred expenses exceed a threshold amount of $3,700 annually. Specifically, combined PT and SLP services that exceed $3,700 are subject to manual medical review, as well as OT services that exceed $3,700. A beneficiary’s incurred expenses apply towards the manual medical review thresholds in the same manner as it applies to the therapy caps. Manual medical review is in effect through a post-payment review system until March 31, 2015.
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

On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. Since the standards for performance on quality measures are increasing, the number of our 4 and 5 star facilities could be reduced. In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.

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

On March 23, 2010, President Obama signed the PPACA or the Affordable Care Act into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in PPACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, PPACA made no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under PPACA, the skilled nursing facility market basket update became subject to a full productivity adjustment beginning in fiscal year 2012. In addition, PPACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs.

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

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see Part II, Item 1A under the headings Risk Factors - Risks Related to Our Business and Industry - “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.” The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent, general and administrative expense and depreciation and amortization shown separately below)	78.8	79.1
Rent—cost of services	6.2	1.5
General and administrative expense	4.7	5.5
Depreciation and amortization	2.1	3.7
Total expenses	91.8	89.8
Income from operations	8.2	10.2
Other income (expense):
Interest expense	(0.2)	(1.4)
Interest income	—	—
Other income (expense), net	(0.2)	(1.4)
Income before provision for income taxes	8.0	8.8
Provision for income taxes	3.1	3.4
Net income	4.9	5.4
Less: net loss attributable to the noncontrolling interests	—	(0.2)
Net income attributable to The Ensign Group, Inc.	4.9%	5.6%

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$31,773	$33,694
Adjusted EBITDA(1)(2)	32,407	35,667
EBITDAR(1)	50,739	37,243
Adjusted EBITDAR(1)(2)	50,884	38,882
______________________

(1)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR are supplemental non-GAAP financial measures. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information. We calculate EBITDA as net income from continuing operations, adjusted for net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization. We calculate EBITDAR by adjusting EBITDA to exclude rent—cost of services. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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
We typically use EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR to compare the operating performance of each operation. EBITDA and EBITDAR are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, rent — cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance facilities, the amount of debt that we have incurred, whether a facility is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates. As a result, we believe that the use of EBITDA and EBITDAR provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	expenses incurred in connection with our spin-off of real estate assets to CareTrust;

•	stock-compensation expense;

•	costs incurred related to new systems implementation;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	costs incurred at facilities currently being constructed;

•	acquisition-related costs;

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder;

•	costs incurred to recognize income tax credits; and

•	rent related to our urgent care centers.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Consolidated statements of income data:
Net income	$15,088	$13,041
Less: net loss attributable to noncontrolling interests	(82)	(485)
Interest expense, net	501	3,204
Provision for income taxes	9,585	8,102
Depreciation and amortization	6,517	8,862
EBITDA	$31,773	$33,694
Rent—cost of services	18,966	3,549
EBITDAR	$50,739	$37,243

EBITDA	$31,773	$33,694
Expenses related to the Spin-Off(a)	—	1,590
Stock-based compensation expense(b)	1,493	—
Costs incurred related to new systems implementation(c)	287	—
Urgent care center earnings(d)	(940)	(28)
Costs at facilities currently being constructed(e)	146	—
Acquisition related costs(f)	152	44
Breakup fee, net of costs, received in connection with a public auction(g)	(1,019)	—
Costs incurred to recognize income tax credits(h)	26	33
Rent related to item(d) above(i)	489	334
Adjusted EBITDA	$32,407	$35,667
Rent—cost of services	18,966	3,549
Less: rent related to item(d) above(i)	(489)	(334)
Adjusted EBITDAR	$50,884	$38,882
_______________________

(a)	Expenses incurred in connection with the Spin-Off.

(b)
Stock-based compensation expense incurred during the three months ended March 31, 2015. Adjusted EBITDA and EBITDAR for the three months ended March 31, 2014 did not include non-gaap adjustment related to stock-based compensation expense of $1.2 million. If adjusted for stock-based compensation expense, adjusted EBITDA and EBITDAR for the three months ended March 31, 2014 would have been $36.8 million and $40.1 million, respectively.

(c)	Costs incurred related to new systems implementation.

(d)
Operating results at urgent care centers. This amount for the three months ended March 31, 2015 excluded rent of $0.5 million and depreciation expense of $0.3 million. This amount for the three months ended March 31, 2014 excluded rent of $0.3 million and depreciation expense of $0.1 million. The results also excluded the net loss attributable to the variable interest entity associated with our urgent care business of approximately $0.2 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

(e)	Costs incurred through the first quarter of 2015 at facilities currently being constructed.

(f)	Costs incurred to acquire an operation which are not capitalizable.

(g)	Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.

(h)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(i)	Rent related to urgent care centers not included in item (d) above.

Three Months Ended March 31, 2015 Compared to the Year Ended March 31, 2014

Revenue

Total consolidated revenue increased $66.9 million, or 27.9% , to $306.5 million for the three months ended March 31, 2015 from $239.7 million for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015		2014
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Transitional, skilled and assisted living services:
Skilled nursing facilities	$264,471	86.3%	$212,819	88.8%
Assisted and independent living facilities	14,303	4.7	11,303	4.7
Total transitional, skilled and assisted living services	278,774	90.9	224,122	93.5
Home health and hospice services:
Home health	10,363	3.4	6,151	2.6
Hospice	7,952	2.6	4,995	2.1
Total home health and hospice services	18,315	6.0	11,146	4.7
All other (1)	9,440	3.1	4,385	1.8
Total revenue	$306,529	100.0%	$239,653	100.0%
(1) Includes revenue from services provided at our urgent care clinics and a mobile x-ray and diagnostic company.

Transitional, Skilled and Assisted Living Services

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$264,471	$212,819	$51,652	24.3%
Assisted and independent living revenue	14,303	11,303	3,000	26.5%
Total transitional, skilled and assisted living revenue	$278,774	$224,122	$54,652	24.4%
Number of facilities at period end	143	120	23	19.2%
Actual patient days	1,077,238	932,867	144,371	15.5%
Occupancy percentage — Operational beds	78.8%	78.1%		0.7%
Skilled mix by nursing days	30.3%	27.8%		2.5%
Skilled mix by nursing revenue	52.9%	51.1%		1.8%

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$211,742	$197,245	$14,497	7.3%
Assisted and independent living revenue	7,853	7,756	97	1.3%
Total transitional, skilled and assisted living revenue	$219,595	$205,001	$14,594	7.1%
Number of facilities at period end	101	101	—	—%
Actual patient days	817,303	816,947	356	—%
Occupancy percentage — Operational beds	81.1%	80.4%		0.7%
Skilled mix by nursing days	30.8%	28.7%		2.1%
Skilled mix by nursing revenue	53.7%	52.0%		1.7%

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$16,548	$14,933	$1,615	10.8%
Assisted and independent living revenue	3,190	2,770	420	15.2%
Total transitional, skilled and assisted living revenue	$19,738	$17,703	$2,035	11.5%
Number of facilities at period end	17	17	—	—%
Actual patient days	101,813	96,359	5,454	5.7%
Occupancy percentage — Operational beds	69.9%	65.3%		4.6%
Skilled mix by nursing days	21.1%	18.6%		2.5%
Skilled mix by nursing revenue	42.6%	39.8%		2.8%

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$36,181	$641	$35,540	NM
Assisted and independent living revenue	3,260	—	3,260	NM
Total transitional, skilled and assisted living revenue	$39,441	$641	$38,800	NM
Number of facilities at period end	25	2	23	NM
Actual patient days	158,122	2,712	155,410	NM
Occupancy percentage — Operational beds	73.7%	44.6%		NM
Skilled mix by nursing days	32.2%	28.2%		NM
Skilled mix by nursing revenue	53.2%	43.4%		NM

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Skilled nursing revenue	$—	$—	$—	NM
Assisted and independent living revenue	—	777	(777)	NM
Total transitional, skilled and assisted living revenue	$—	$777	$(777)	NM
Actual patient days	—	16,849		NM
Occupancy percentage — Operational beds	—%	70.9%		NM
___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2012.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2012 to December 31, 2013.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2014.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014. These results were excluded from Same Facility results for three months ended March 31, 2015 and 2014 for comparison purposes.

Revenue. Transitional, skilled and assisted living revenue increased $54.7 million, or 24.4%, to $278.8 million for the three months ended March 31, 2015 compared to $224.1 million for the three months ended March 31, 2014. Of the $54.7 million increase, Medicare and managed care revenue increased $26.0 million, or 26.0%, Medicaid custodial revenue increased $17.3 million, or 21.0%, private and other revenue increased $6.5 million, or 20.5%, and Medicaid skilled revenue increased $4.9 million, or 46.5%. Transitional, skilled and assisted living revenue generated by Recently Acquired Facilities increased by approximately $38.8 million. Since January 1, 2014, we have acquired 25 facilities in eight states.

Transitional, skilled and assisted living revenue generated by Same Facilities increased $14.6 million, or 7.1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily due to increases in Medicare revenue of $4.2 million, or 6.5%, Medicaid revenue of $4.1 million, or 5.5%, and managed care revenue of $3.4 million, or 11.9%. These increases were primarily attributable to an increase in Medicare days and managed care days of 4.2% and 11.6%, respectively, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Medicare revenue per patient day, Medicaid revenue per patient day and managed care revenue per patient day increased by 3.2%, 7.4% and 1.5%, respectively, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in the average Medicaid revenue per patient day was primarily due to increases in rates in various states and additional payment from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program.

Transitional, skilled and assisted living revenue at Transitioning Facilities increased $2.0 million, or 11.5% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily due to increases in Medicare revenue of $1.0 million, or 24.9%, and Medicaid revenue of $0.5 million, or 7.3%. These increases were primarily attributable to an increase in Medicare days and managed care days of 19.8% and 8.7%, respectively, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Medicare revenue per patient day increased by 4.3% during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Skilled Nursing Average Daily Revenue Rates:
Medicare	$569.72	$551.93	$480.52	$460.77	$549.70	$444.87	$561.71	$545.85
Managed care	411.53	405.31	451.87	461.99	458.27	396.59	422.79	408.90
Other skilled	479.49	441.57	290.00	—	377.80	254.06	464.13	439.80
Total skilled revenue	502.88	488.78	469.94	461.24	480.35	361.94	497.92	486.76
Medicaid	193.23	179.99	169.88	162.99	196.74	183.83	191.69	178.42
Private and other payors	192.59	189.02	163.30	149.23	216.03	232.93	193.42	184.58
Total skilled nursing revenue	$288.51	$269.79	$232.11	$216.22	$290.75	$235.41	$284.54	$265.08

Medicare daily rates at Same Facilities increased by 3.2% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This rate was impacted by a 2.0% net market basket increase, which went into effect in October 2014, and a net market basket increase of 1.3%, which went into effect in October 2013. In addition, the increase in Medicare daily rates are impacted by the continuous shift towards higher acuity patients. The increase in Other Skilled rates was primarily due to the increase in our daily sub-acute rates in various states. The average Medicaid rate increased 7.4% for the three months ended March 31, 2015 relative to the same period in the prior year, primarily due to increases in rates in various states and additional payment from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program.

Average daily rates at Recently Acquired Facilities increase by 23.5% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to strategic acquisitions of skilled nursing and assisted living facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Revenue:
Medicare	31.6%	31.7%	27.9%	24.5%	21.8%	10.0%	30.0%	31.1%
Managed care	15.2	14.7	14.7	15.3	25.8	24.0	16.6	14.7
Other skilled	6.9	5.6	—	—	5.6	9.4	6.3	5.3
Skilled mix	53.7	52.0	42.6	39.8	53.2	43.4	52.9	51.1
Private and other payors	8.1	9.0	10.3	11.9	10.1	2.6	8.5	9.2
Quality mix	61.8	61.0	52.9	51.7	63.3	46.0	61.4	60.3
Medicaid	38.2	39.0	47.1	48.3	36.7	54.0	38.6	39.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Days:
Medicare	16.0%	15.5%	13.5%	11.5%	11.6%	5.3%	15.2%	15.1%
Managed care	10.7	9.8	7.6	7.1	16.4	14.3	11.2	9.5
Other skilled	4.1	3.4	—	—	4.2	8.6	3.9	3.2
Skilled mix	30.8	28.7	21.1	18.6	32.2	28.2	30.3	27.8
Private and other payors	12.1	12.8	14.5	17.3	13.6	2.6	12.5	13.2
Quality mix	42.9	41.5	35.6	35.9	45.8	30.8	42.8	41.0
Medicaid	57.1	58.5	64.4	64.1	54.2	69.2	57.2	59.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Heath and Hospice Services

	Three Months Ended March 31,
	2015	2014	Change	% Change
Results:
Home health and hospice revenue
Home health services	$10,363	$6,151	$4,212	68.5%
Hospice services	7,952	4,995	2,957	59.2
Total home health and hospice revenue	$18,315	$11,146	$7,169	64.3%
Home health services:
Medicare Episodic Admissions	1,384	1,224	160	13.1%
Average Medicare Revenue per Completed Episode	$2,861	$2,856	$5	0.2%
Hospice services:
Average Daily Census	536	344	192	55.8%
Home health and hospice revenue increased $7.2 million, or 64.3%, to $18.3 million for the three months ended March 31, 2015 compared to $11.1 million for the three months ended March 31, 2014. Of the $7.2 million increase, Medicare and managed care revenue increased $5.2 million, or 54.4%, and Medicaid custodial revenue increased $1.0 million. The increase in revenue is due primarily to organic growth in existing agencies, coupled with additional agencies acquired since April 1, 2014. Since April 1, 2014, we have acquired four home health, one home care operation and five hospice operations in five states, which consisted of three home health operations, one home health start-up operation, one home care operation, two existing hospice operations and three hospice start-up operations.

Cost of Services (exclusive of rent and depreciation and amortization shown separately)

Cost of services increased $51.8 million, or 27.3%, to $241.5 million for the three months ended March 31, 2015 compared to $189.7 million for the three months ended March 31, 2014. Cost of services as a percentage of total revenue decreased to 78.8% for the three months ended March 31, 2015 as compared to 79.1% for the three months ended March 31, 2014.

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015				2014
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$218,363	$15,161	$7,932	$241,456	$176,324	$8,994	$4,420	$189,738

Transitional, Skilled and Assisted Living Services

	Three Months Ended March 31,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$218,363	$176,324	$42,039	23.8%
Revenue percentage	78.3%	78.7%		(0.4)%

Cost of services related to our transitional, skilled and assisted living services increased $42.0 million, or 23.8%, to $218.4 million for the three months ended March 31, 2015 compared to $176.3 million for the three months ended March 31, 2014. Cost of services as a percentage of total revenue decreased to 78.3% for the three months ended March 31, 2015 as compared to 78.7% for the three months ended March 31, 2014.

Home Heath and Hospice Services

	Three Months Ended March 31,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$15,161	$8,994	$6,167	68.6%
Revenue percentage	82.8%	80.7%		2.1%

Cost of services related to our home health and hospice services increased $6.2 million, or 68.6%, to $15.2 million for the three months ended March 31, 2015 compared to $9.0 million for the three months ended March 31, 2014. Cost of services as a percentage of total revenue increased to 82.8% for the three months ended March 31, 2015 as compared to 80.7% for the three months ended March 31, 2014. The increase was due to increased costs related to start-up and transitioning operations as compared to the three months ended March 31, 2014.

Rent — Cost of Services. Rent — cost of services increased $15.5 million to $19.0 million for the three months ended March 31, 2015 compared to $3.5 million for the three months ended March 31, 2014. Rent-cost of service as a percentage of total revenue increased to 6.2% for the three months ended March 31, 2015 from 1.5% for the three months ended March 31, 2014. The increase in rent was primarily due to new lease agreements under the Master Leases entered into with CareTrust associated with 94 affiliated skilled nursing, assisted living and independent living facilities in connection with the Spin-Off and new leases for newly opened urgent care centers and skilled nursing facilities. Rent expense under the Master Leases is expected to be $4.7 million on a monthly basis for the initial two years.
General and Administrative Expense. General and administrative expense increased $1.2 million to $14.4 million for the three months ended March 31, 2015 compared to $13.2 million for the three months ended March 31, 2014. General and administrative expenses decreased as a percentage of total revenue to 4.7% for the three months ended March 31, 2015 as compared to 5.5% for the three months ended March 31, 2014. The decline as a percentage of revenue was due to a breakup fee received in connection with public auction hearing, net of related expenses, of $1.0 million, offset against operational growth during 2015. In addition, included in general and administrative expense for the three months ended March 31, 2014 was $1.6 million of costs incurred in connection with the Spin-Off.
Depreciation and Amortization. Depreciation and amortization expense decreased $2.4 million, or 26.5% to $6.5 million for the three months ended March 31, 2015 compared to $8.9 million for the three months ended March 31, 2014. Depreciation and amortization expense decreased as a percentage of total revenue to 2.1% for the three months ended March 31, 2015 as compared to 3.7% for the three months ended March 31, 2014. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation in Recently Acquired Facilities. Included in the $2.3 million depreciation and amortization expense in Recently Acquired Facilities is $0.5 million of amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Income (Expense), net. Other income (expense), net decreased $2.7 million to $0.5 million for the three months ended March 31, 2015 compared $3.2 million for the three months ended March 31, 2014. Other expense as a percentage of revenue was 0.2% for the three months ended March 31, 2015 compared to 1.4% for the three months ended March 31, 2014. The decline as a percentage of revenue was due to to the decrease in interest expenses as a result of the repayments of outstanding debt in connection with the Spin-Off.
Provision for Income Taxes. Provision for income taxes increased $1.5 million, or 18.3%, to $9.6 million for the three months ended March 31, 2015 as compared to $8.1 million for the three months ended March 31, 2014. This increase resulted from the increase in income before income taxes of $3.5 million or 16.7%. Our effective tax rate was 38.8% for the three months ended March 31, 2015 as compared to 38.3% for the three months ended March 31, 2014.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of facilities through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $38.7 million and $9.1 million for the three months ended March 31, 2015 and 2014, respectively. Total capital expenditures for property and equipment were $12.7 million and $16.4 million for the three months ended March 31, 2015 and 2014, respectively. We currently have approximately $45.0 million budgeted for renovation projects for 2015.

We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility with a lending consortium arranged by SunTrust (the Credit Facility) of $150.0 million, will be sufficient to cover our operating needs for at least the next 12 months.

In February 2015, we completed a common stock offering, issuing 2.7 million shares at approximately $41.00 per share. After deducting underwriter discounts and commissions of $5.6 million, excluding other issuance fee of $0.3 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under the Credit Facility.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2015, we held debt security investments of approximately $24.1 million, which were split between AA, A and BBB-rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$5,860	$21,433
Net cash used in investing activities	(36,455)	(28,086)
Net cash provided (used) by financing activities	42,796	(1,633)
Net increase (decrease) in cash and cash equivalents	12,201	(8,286)
Cash and cash equivalents at beginning of period	50,408	65,755
Cash and cash equivalents at end of period	$62,609	$57,469
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net cash provided by operations for the three months ended March 31, 2015 was $5.9 million compared to $21.4 million for the three months ended March 31, 2014, a decrease of $15.5 million. This decrease was primarily due to an increase in accounts receivable and timing of the payment of accounts payable and other accrued expenses.
Net cash used in investing activities for the three months ended March 31, 2015 was $36.5 million compared to $28.1 million for the three months ended March 31, 2014, an increase of $8.4 million. The increase was primarily the result of business acquisitions of $38.7 million during the three months ended March 31, 2015, compared $9.1 million during the three months ended March 31, 2014, an increase of $29.6 million; partially offset by the use of escrow deposit of $16.2 million during the three months ended March 31, 2015, compared $1.0 million during the three months ended March 31, 2014.
Net cash provided by financing activities for the three months ended March 31, 2015 was $42.8 million as compared to net cash used by financing activities of $1.6 million for the three months ended March 31, 2014, an increase of $44.4 million. This increase was primarily due to the net proceeds received from the common stock offering of $106.5 million and proceeds from our revolving credit facility of $29.0 million during the three months ended March 31, 2015, offset by repayments of $94.0 million on the revolving credit facility during the three months ended March 31, 2015 as compared to $1.8 million during the three months ended March 31, 2014.
Principal Debt Obligations and Capital Expenditures

Credit Facility with a Lending Consortium Arranged by SunTrust (the Credit Facility)
On May 30, 2014, we entered into the Credit Facility in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. Under the Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility. We are permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of March 31, 2015, there were no borrowings outstanding under the Credit Facility. As of May 4, 2015, there was approximately $20.0 million outstanding under the Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that we and our subsidiaries mortgage certain of our real property assets to secure the Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2015, we were in compliance with all loan covenants.

Mortgage Loan with Red Mortgage Capital, LLC

On September 24, 2014, we acquired an assisted living operation in Arizona. The acquisition was purchased with a combination of cash and the assumption of an existing mortgage loan with Red Mortgage Capital, LLC of approximately $3.4 million. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our facility to HUD oversight and periodic inspections. The mortgage loan bears interest at the rate of 2.55% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 9.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% a year for years three through 11 of the loan. There is no prepayment penalty after year 11. The term of the mortgage loan is for 25 years, with monthly principal and interest payments commencing on September 12, 2012 and the balance due on October 1, 2037. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of March 31, 2015, our subsidiary had $3.4 million outstanding under the mortgage loan, of which $0.1 million is classified as short-term and the remaining $3.3 million is classified as long-term.

Promissory Note with Vannovi Properties, LLC

On April 1, 2015, we acquired the assets of a skilled nursing facility in California. The asset acquisition was purchased with a combination of cash and a promissory note with Vannovi Properties, LLC of approximately $6.2 million. The unpaid balance of principal and accrued interest from these notes is due on April 30, 2027. The notes bear interest at a rate of 5.25% per annum.
Contractual Obligations, Commitments and Contingencies
We lease from CareTrust real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities used in our operations under eight master leases (the Master Leases) as a result of the Spin-Off. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. Annual rent expense under the Master Leases will be approximately $56.0 million during each of the first two years of the Master Leases.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.0 million for the three months ended March 31, 2015.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of March 31, 2015, we were in compliance with the Master Leases' covenants.
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
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with Mainstreet Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases). The term of the each lease is 15 years with two five year renewal options. The rent structure under the Healthcare Resorts Lease is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $19.1 million and $3.6 million during the three months ended March 31, 2015 and 2014, respectively.
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
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of March 31, 2015.
Internal Revenue Service Examination
During the third quarter of 2014, we received a notification from the IRS that our 2012 tax return will be examined. During the first quarter of 2012, the State of California initiated an examination of our income tax returns for the 2008 and 2009 income tax years. The examination was primarily focused on the Captive and the treatment of related insurance matters. The examination was closed with no adjustments. See further discussion at Note 16, Income Taxes in the Notes to Condensed Consolidated Financial Statements.
U.S. Government Inquiry

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013.

In October 2013, we and the government executed a final settlement agreement in accordance with the April agreement and we remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.
See additional description of our contingencies in Notes 17, Debt, 19, Leases and 20, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

In February 2015, the FASB issued amendments to the consolidation analysis, which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard and tentatively decided to permit entities to early adopt the standard. Tentatively, this guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued its final standard on presentation of debt issuance costs, which changes the presentation of debt issuance costs in the financial statement to represent such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had approximately $2.7 million on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to interest rate changes in connection with the revolving credit facility portion of the Credit Facility. The Credit Facility agreement exposes us to variability in interest payments due to changes in LIBOR interest rates. Historically, we entered into an interest rate swap agreement to reduce risk from volatility in the income statement. We terminated the swap agreement in May 2014 in connection with our repayment of the Senior Credit Facility. We do not currently have any outstanding interest rate swap contracts. We may enter into new a interest rate swap agreement to reduce risk from volatility in the income statement on the term loan portion of the Credit Facility. As of March 31, 2015, our subsidiaries do not have any outstanding borrowings under the Credit Facility.

Our cash and cash equivalents as of March 31, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2015, we held debt security investments of approximately $24.1 million, which were split between AA, A, and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2015 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, for more information regarding our legal proceedings, please see Note 20, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

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

A class action staffing suit was previously filed against us and certain of our California subsidiaries in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California affiliated facilities. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. A second such class action staffing suit was filed in Los Angeles in 2010 and was resolved in a settlement and Court approval in 2012. Neither of the referenced lawsuits or settlement had a material ongoing adverse effect on our business, financial condition or results of operations.

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

We derived 38.2% and 39.2% of our revenue from the Medicaid program for the three months ended March 31, 2015 and 2014, respectively. We derived 30.8% and 31.9%, of our revenue from the Medicare program for the three months ended March 31, 2015 and 2014, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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

On April 20, 2015, CMS published its proposed rule outlining proposed fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by $500 million or 1.4% for fiscal year 2016. This estimate increase reflected a 2.6% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.6% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This proposed rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% multi-factor productivity (MFP) adjustment required by the PPACA.

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

On May 1, 2015, CMS published proposed rule outlining proposed fiscal year 2016 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the proposed rule, hospices will see an estimated 1.3% increase in their payments effective October 1, 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 1.8% (a “hospital market basket” increase of 2.7% minus 0.9% for reductions required by law) and a 0.7% decrease in payments to hospices due to updated wage data and the phase-out of its wage index budget neutrality adjustment factor (BNAF), offset by the newly announced Core Based Statistical Areas (CBSA) delineation impact of 0.2%.  The rule also proposes two different payment rates for routine home care (RHC) that would result in a higher base payment rate for the first 60 days of hospice care and a reduced base payment rate for 61 or more days of hospice care and a Service Intensity Add-On (SIA) Payment for fiscal year 2016 and beyond in conjunction with the proposed RHC rates.

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
On April 16, 2015, the President signed into law the H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
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

In 2004, our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of March 31, 2015, we have one operating subsidiaries that is currently under probe review.

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

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operating subsidiaries are currently on prepayment review, although some may be placed on prepayment review in the future. We have one operating subsidiaries that is currently undergoing targeted review.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had several affiliated facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operating subsidiaries, and have successfully graduated five affiliated facilities from the program to date. Other affiliated facilities may be identified for such status in the future.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, most recently in the Protecting Access to Medicare Act of 2014, which extends the cap and exception process through March 31, 2015. That statute implements a two-tiered exception process, with an automatic exception process and a manual medical review exception process. The automatic exception process applies for patients who reach a $1,940 threshold. The manual medical review exception process applies at the $3,700 threshold.

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction applied to therapy procedure codes by reducing payments for practice expense of the second and subsequent therapies when therapies are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the three months ended March 31, 2015, we had one operating subsidiary that exceeded the annual Medicare caps of approximately $0.1 million.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2015, 69.1% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
A class action staffing suit was previously filed against us in the State of California, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act at certain of our California affiliated facilities. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. A second such class action staffing suit was filed in Los Angeles in 2010 and was resolved in a settlement and Court approval in 2012. Neither of the referenced lawsuits or settlement had a material ongoing adverse effect on our business, financial condition or results of operations.

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

During the three months ended March 31, 2015, we continued to expand our operations with the addition of five stand-alone skilled nursing operations, two stand-alone assisted living operations, one home health agency and two urgent care centers with a total of 407 operational skilled nursing beds and 345 operational assisted living units. During the year ended December 31, 2014, we acquired 15 stand-alone skilled nursing operations, three stand-alone assisted living operations, three home health operations, four hospice operations, one home care business, one primary care group, one transitional care management company and seven urgent care centers with a total of 1,453 operational skilled nursing beds and 333 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operating subsidiaries and patient care at affiliated facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the affiliated facility had already been surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility's compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This affiliated facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both affiliated facilities have successfully graduated from the Centers for Medicare and Medicaid Services' Special Focus program. To date, we have five affiliated facility successfully graduated from the program. Other affiliated facilities may be identified for special focus status in the future.

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

On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. Since the standards for performance on quality measures are increasing, the number of our 4 and 5 star facilities could be reduced. In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.

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
As of March 31, 2015, we leased 125 of our 143 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

In May 2014, we entered into the Credit Facility with a lending consortium arranged by SunTrust in an aggregate amount of $150.0 million. As of March 31, 2015, we had no outstanding borrowings under the Credit Facility.

In 2014, we assumed an existing HUD-insured loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with our acquisition of the assisted living facility in Arizona. The term of the mortgage loan is for 25 years, with monthly principal and interest payments. As of March 31, 2015, our operating subsidiary had $3.4 million outstanding, of which $0.1 million is classified as short-term and the remaining $3.3 million is classified as long-term. The balance of the loan is due on October 1, 2037.

On April 1, 2015, we acquired the assets of a skilled nursing facility in California. The asset acquisition was purchased with a combination of cash and a promissory note with Vannovi Properties, LLC of approximately $6.2 million. The unpaid balance of principal and accrued interest from these notes is due on April 30, 2027. The notes bear interest at a rate of 5.25% per annum.

In addition, we had $1.4 billion of future operating lease obligations as of March 31, 2015. We intend to continue financing our affiliated facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Though we anticipate that the cash amounts generated internally, together with amounts available under the revolving credit facility portion of the Credit Facility, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.

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

In February 2015, we completed a common stock offering, issuing approximately 2.7 million shares at approximately $41.00 per share. After deducting underwriter discounts and commissions of $5.6 million, excluding other issuance fee of $0.3 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under the Credit Facility.

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
1.1
Underwriting Agreement, dated as of February 11, 2015, by and between the Company and Wells Fargo Securities, LLC, as representative of the several underwriters named therein  (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on February 18, 2015).

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

THE ENSIGN GROUP, INC.

May 6, 2015	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

1.1
Underwriting Agreement, dated as of February 11, 2015, by and between the Company and Wells Fargo Securities, LLC, as representative of the several underwriters named therein  (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on February 18, 2015).

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