Form 10-Q/A
period 2015-03-31
ENSIGN GROUP, INC
filed 2015-05-07
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2015, 25,450,488 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

The Ensign Group, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as filed with the Securities and Exchange Commission on May 6, 2015, to make a clerical correction to the disclosure on the cover page of the Form 10-Q regarding the number of shares outstanding at May 4, 2015. Other than as described above, no other changes are made to the Quarterly Report on Form 10-Q as filed on May 6, 2015.

PART II

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q/A and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

May 6, 2015	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

1.1*
Underwriting Agreement, dated as of February 11, 2015, by and between the Company and Wells Fargo Securities, LLC, as representative of the several underwriters named therein  (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on February 18, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed