Form 10-Q
period 2015-06-30
ENSIGN GROUP, INC
filed 2015-08-04
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2015, 25,558,912 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$50,635	$50,408
Restricted cash—current	1,481	5,082
Accounts receivable—less allowance for doubtful accounts of $23,913 and $20,438 at June 30, 2015 and December 31, 2014, respectively	171,362	130,051
Investments—current	4,751	6,060
Prepaid income taxes	4,719	2,992
Prepaid expenses and other current assets	12,395	8,434
Deferred tax asset—current	10,602	10,615
Total current assets	255,945	213,642
Property and equipment, net	243,881	149,708
Insurance subsidiary deposits and investments	19,857	17,873
Escrow deposits	3,344	16,153
Deferred tax asset	11,500	11,509
Restricted and other assets	6,825	6,833
Intangible assets, net	38,580	35,568
Goodwill	32,781	30,269
Other indefinite-lived intangibles	16,226	12,361
Total assets	$628,939	$493,916
Liabilities and equity
Current liabilities:
Accounts payable	$33,843	$33,186
Accrued wages and related liabilities	58,482	56,712
Accrued self-insurance liabilities—current	16,537	15,794
Other accrued liabilities	34,431	24,630
Current maturities of long-term debt	501	111
Total current liabilities	143,794	130,433
Long-term debt—less current maturities	49,019	68,279
Accrued self-insurance liabilities—less current portion	35,856	34,166
Deferred rent and other long-term liabilities	3,357	3,235
Total liabilities	232,026	236,113

Commitments and contingencies (Notes 17, 19, and 20)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 25,868 and 25,536 shares issued and outstanding at June 30, 2015, respectively, and 22,924 and 22,591 shares issued and outstanding at December 31, 2014, respectively (Note 3)	26	22
Additional paid-in capital (Note 3)	228,912	114,293
Retained earnings	170,355	145,846
Common stock in treasury, at cost, 146 and 150 shares at June 30, 2015 and December 31, 2014, respectively	(1,294)	(1,310)
Total Ensign Group, Inc. stockholders' equity	397,999	258,851
Non-controlling interest	(1,086)	(1,048)
Total equity	396,913	257,803
Total liabilities and equity	$628,939	$493,916
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$311,056	$250,043	$617,585	$489,696
Expense:
Cost of services (exclusive of rent, general and administrative and depreciation and amortization expenses shown separately below)	248,292	202,057	489,748	391,795
Rent—cost of services (Note 2 and 19)	19,066	8,283	38,031	11,832
General and administrative expense	15,335	18,257	29,751	31,414
Depreciation and amortization	6,379	7,804	12,896	16,666
Total expenses	289,072	236,401	570,426	451,707
Income from operations	21,984	13,642	47,159	37,989
Other income (expense):
Interest expense	(567)	(8,720)	(1,233)	(12,083)
Interest income	195	134	361	293
Other expense, net	(372)	(8,586)	(872)	(11,790)
Income before provision for income taxes	21,612	5,056	46,287	26,199
Provision for income taxes	8,379	3,523	17,964	11,625
Net income	13,233	1,533	28,323	14,574
Less: net income (loss) attributable to noncontrolling interests	45	(474)	(37)	(959)
Net income attributable to The Ensign Group, Inc.	$13,188	$2,007	$28,360	$15,533
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.52	$0.09	$1.15	$0.70
Diluted	$0.50	$0.09	$1.11	$0.68
Weighted average common shares outstanding:
Basic	25,474	22,259	24,695	22,214
Diluted	26,433	22,960	25,636	22,915

Dividends per share	$0.075	$0.070	$0.150	$0.140

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$13,233	$1,533	$28,323	$14,574
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap, net of income tax of $0 and $78 for the three and six months ended June 30, 2014.	—	(30)	—	89
Reclassification of derivative loss to income, net of income tax benefit of $638 for the three and six months ended June 30, 2014.	—	1,023	—	1,023
Comprehensive income	13,233	2,526	28,323	15,686
Less: net income (loss) attributable to noncontrolling interests	45	(474)	(37)	(959)
Comprehensive income attributable to The Ensign Group, Inc.	$13,188	$3,000	$28,360	$16,645

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,323	$14,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,896	16,666
Amortization of deferred financing fees and debt discount	296	391
Deferred income taxes	16	(543)
Provision for doubtful accounts	8,468	6,634
Share-based compensation	3,226	2,383
Excess tax benefit from share-based compensation	(1,900)	(1,932)
Loss on extinguishment of debt	—	4,067
Loss on termination of interest rate swap	—	1,661
Loss on disposition of property and equipment	—	5
Change in operating assets and liabilities
Accounts receivable	(49,735)	(19,712)
Prepaid income taxes	(1,728)	(329)
Prepaid expenses and other assets	(3,909)	1,605
Insurance subsidiary deposits and investments	(676)	267
Accounts payable	(654)	3,733
Accrued wages and related liabilities	1,770	4,521
Other accrued liabilities	7,991	3,233
Accrued self-insurance liabilities	2,301	(72)
Deferred rent liability	123	(75)
Net cash provided by operating activities	6,808	37,077
Cash flows from investing activities:
Purchase of property and equipment	(28,774)	(32,577)
Cash payment for business acquisitions	(61,007)	(38,442)
Cash payment for asset acquisitions	(15,853)	(7,513)
Escrow deposits	(3,344)	(1,880)
Escrow deposits used to fund business acquisitions	16,153	1,000
Increase in restricted cash	—	(8,219)
Use of restricted cash	3,601	—
Restricted and other assets	(203)	226
Net cash used in investing activities	(89,427)	(87,405)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 17)	129,000	340,677
Payments on revolving credit facility and other debt	(154,118)	(241,171)
Proceeds from common stock offering (Note 3)	112,078	—
Issuance costs in connection with common stock offering (Note 3)	(5,751)	—
Issuance of treasury stock upon exercise of options	16	171
Cash retained by CareTrust at separation	—	(78,731)
Issuance of common stock upon exercise of options	3,344	2,197
Dividends paid	(3,629)	(3,166)
Excess tax benefit from share-based compensation	1,906	1,941
Prepayment penalty on early retirement of debt	—	(2,069)
Payments of deferred financing costs	—	(12,883)
Net cash provided by financing activities	82,846	6,966
Net increase (decrease) in cash and cash equivalents	227	(43,362)
Cash and cash equivalents beginning of period	50,408	65,755
Cash and cash equivalents end of period	$50,635	$22,393
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,280	$6,976
Income taxes	$17,766	$13,683
Non-cash financing and investing activity:
Accrued capital expenditures	$4,244	$676
Refundable deposits assumed as part of business acquisition	$3,488	$—
Debt assumed as part of asset acquisition	$6,248	$—

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of skilled nursing, rehabilitative care services, home health, home care, hospice care, assisted living and urgent care services. As of June 30, 2015, the Company operated 150 facilities, fourteen home health and twelve hospice agencies, three home care operations, one transitional care management company, seventeen urgent care centers and a mobile x-ray and diagnostic company, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, mobile x-ray and diagnostic and urgent care services. The Company's operating subsidiaries have a collective capacity of approximately 16,000 operational skilled nursing, assisted living and independent living beds. As of June 30, 2015, the Company owned 26 of its 150 affiliated facilities and leased an additional 124 facilities through long-term lease arrangements, and had options to purchase three of those 124 facilities. As of December 31, 2014, the Company owned 11 of its 136 affiliated facilities and leased an additional 125 facilities through long-term lease arrangements, and had options to purchase three of those 125 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SPIN-OFF OF REAL ESTATE ASSETS THROUGH A REAL ESTATE INVESTMENT TRUST
On June 1, 2014, the Company completed its plan to separate into two separate publicly traded companies by creating a newly formed, publicly traded real estate investment trust (REIT), known as CareTrust REIT, Inc. (CareTrust), through a tax free spin-off (the Spin-Off). The Company effected the Spin-Off by distributing to its stockholders one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Company received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that the Spin-Off will qualify as a tax-free transaction for U.S. federal income tax purposes. The private letter ruling relies on certain facts, representations, assumptions and undertakings.
In connection with the Spin-Off, the Company contributed to CareTrust the assets and liabilities associated with 94 real property and three independent living facilities that CareTrust now operates and that were previously owned by the Company. The Company also retired all outstanding borrowings as of the date of the Spin-Off with a portion of the proceeds received from the Spin-Off.
As a result of the Spin-Off, CareTrust owns all of the 94 real property and leases back those assets to the Company under eight “triple-net” master lease agreements (collectively, the Master Leases), which have terms ranging from 12 to 19 years that,

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the Company’s option, may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The Company continues to operate the affiliated skilled nursing, assisted living and independent living facilities that are leased from CareTrust pursuant to the Master Leases.
Commencing in the third year of the term of the Master Leases, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. Annual rent expense under the Master Leases will be approximately $56,000 during each of the first two years of the Master Leases. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. See further discussion at Note 19, Leases.
The Company incurred transaction costs of $7,281 and $8,871 for the three and six months ended June 30, 2014 associated with the Spin-Off, which are included in general and administrative expenses within the condensed consolidated statements of income, which did not recur in 2015.
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
Subsequently, the Company issued 2,734 shares for approximately $41.00 per share. After deducting $5,604 in underwriting discounts and commissions, the Company received net proceeds of $106,474, before other issuance costs of $321. The Company used $94,000 of the net proceeds to pay off the outstanding amounts under its revolving credit facility with a lending consortium arranged by SunTrust (the Credit Facility).
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States. The Company is the sole member or shareholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and assisted living operations, home health, hospice and home care operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at June 30, 2015.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, worker’s compensation, and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
Revenue from the Medicare and Medicaid programs accounted for 68.5% and 68.8% of the Company's revenue for the three and six months ended June 30, 2015, respectively, and 70.2% and 70.7% for the three and six months ended June 30, 2014, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2015 and 2014, except for additional payments from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program.
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
The Company is participating in the recently established Upper Payment Limit (UPL) supplemental payment program in the state of Texas that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. The Company's operating subsidiaries, previously operating ten company-owned Texas skilled nursing facilities, entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts through management agreements with the respective hospital districts, and providing further for the Company's operating subsidiaries to retain the management of those facilities on behalf of the hospital districts, which are all participating in the UPL program. Each affected operating subsidiary therefore retains operations of its skilled nursing facility and each agreement between the hospital district and the Company's subsidiary is terminable by either party to fully restore the prior license status.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three and six months ended June 30, 2015 or 2014.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California affiliated facilities and a separate, one-time, deductible of $750 for non-California facilities. For all California affiliated facilities, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate limit. For all facilities outside of California, except those located in Colorado, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $28,700 and $29,313 as of June 30, 2015 and December 31, 2014, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $17,180 and $14,590 as of June 30, 2015 and December 31, 2014, respectively.
In addition, the Company has recorded an asset and equal liability of $2,388 and $2,256 at June 30, 2015 and December 31, 2014, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 14, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $4,125 and $3,801 as of June 30, 2015 and December 31, 2014, respectively.
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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net Income	$13,233	$1,533	$28,323	$14,574
Less: net income (loss) attributable to noncontrolling interests	45	(474)	(37)	(959)
Net income attributable to The Ensign Group, Inc.	$13,188	$2,007	$28,360	$15,533

Denominator:
Weighted average shares outstanding for basic net income per share	25,474	22,259	24,695	22,214
Basic net income per common share attributable to The Ensign Group, Inc.	$0.52	$0.09	$1.15	$0.70

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net Income	$13,233	$1,533	$28,323	$14,574
Less: net income (loss) attributable to noncontrolling interests	45	(474)	(37)	(959)
Net income attributable to The Ensign Group, Inc.	$13,188	$2,007	$28,360	$15,533

Denominator:
Weighted average common shares outstanding	25,474	22,259	24,695	22,214
Plus: incremental shares from assumed conversion (1)	959	701	941	701
Adjusted weighted average common shares outstanding	26,433	22,960	25,636	22,915
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.50	$0.09	$1.11	$0.68
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 107 and 143 for the three and six months ended June 30, 2015, respectively, and 608 and 447 for the three and six months ended June 30, 2014, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$50,635	$—	$—	$50,408	$—	$—
Restricted cash	$1,481	$—	$—	$5,082	$—	$—

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

Debt Security Investments - Held to Maturity

At June 30, 2015 and December 31, 2014, the Company had approximately $24,608 and $23,933, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2015, the debt security investments are held in AA, A and BBB+ rated debt securities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and six months ended June 30, 2015 and 2014 is summarized in the following tables:

	Three Months Ended June 30,
	2015		2014
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$100,873	32.4%	$85,937	34.4%
Medicare	95,396	30.7	77,333	30.9
Medicaid — skilled	16,745	5.4	12,353	4.9
Total Medicaid and Medicare	213,014	68.5	175,623	70.2
Managed care	47,633	15.3	35,776	14.3
Private and other payors(1)	50,409	16.2	38,644	15.5
Revenue	$311,056	100.0%	$250,043	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

	Six Months Ended June 30,
	2015		2014
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$202,502	32.8%	$169,279	34.6%
Medicare	189,752	30.7	153,803	31.4
Medicaid — skilled	32,282	5.3	22,961	4.7
Total Medicaid and Medicare	424,536	68.8	346,043	70.7
Managed care	93,963	15.2	68,754	14.0
Private and other payors(1)	99,086	16.0	74,899	15.3
Revenue	$617,585	100.0%	$489,696	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

Accounts receivable as of June 30, 2015 and December 31, 2014 is summarized in the following table:

	June 30, 2015	December 31, 2014
Medicaid	$69,954	$45,943
Managed care	48,410	39,782
Medicare	40,509	32,861
Private and other payors	36,402	31,903
	195,275	150,489
Less: allowance for doubtful accounts	(23,913)	(20,438)
Accounts receivable	$171,362	$130,051

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

As of June 30, 2015, TSA services included 150 wholly-owned skilled nursing affiliated facilities that offer post-acute, rehabilitative custodial and specialty skilled nursing care, as well as wholly-owned assisted and independent living affiliated facilities that provide room and board and social services. Home health and hospice services were provided to patients through the Company's 26 agencies. The Company's urgent care services, which is included in "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. As of June 30, 2015, the Company held 80% of the membership interest of a mobile x-ray and diagnostic company, which revenue is included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$98,461	$2,412	$—	$100,873	32.4%
Medicare	81,831	13,565	—	95,396	30.7
Medicaid-skilled	16,745	—	—	16,745	5.4
Subtotal	197,037	15,977	—	213,014	68.5
Managed care	45,241	2,392	—	47,633	15.3
Private and other	39,358	1,575	9,476	50,409	16.2
Total revenue	$281,636	$19,944	$9,476	$311,056	100.0%

	Three Months Ended June 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$84,838	$1,099	$—	$85,937	34.4%
Medicare	68,447	8,886	—	77,333	30.9
Medicaid-skilled	12,353	—	—	12,353	4.9
Subtotal	165,638	9,985	—	175,623	70.2
Managed care	33,883	1,893	—	35,776	14.3
Private and other	32,494	826	5,324	38,644	15.5
Total revenue	$232,015	$12,704	$5,324	$250,043	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$198,168	$4,334	$—	$202,502	32.8%
Medicare	163,521	26,231	—	189,752	30.7%
Medicaid-skilled	$32,282	$—	$—	32,282	5.3%
Subtotal	393,971	30,565	—	424,536	68.8
Managed care	$89,348	$4,615	$—	93,963	15.2%
Private and other	77,090	3,080	18,916	99,086	16.0%
Total revenue	$560,409	$38,260	$18,916	$617,585	100.0%

	Six Months Ended June 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$167,225	$2,054	$—	$169,279	34.6%
Medicare	136,954	16,849	—	153,803	31.4%
Medicaid-skilled	$22,961	$—	$—	$22,961	4.7%
Subtotal	327,140	18,903	—	346,043	70.7%
Managed care	$65,179	$3,575	$—	$68,754	14.0%
Private and other	63,818	1,372	9,709	74,899	15.3%
Total revenue	$456,137	$23,850	$9,709	$489,696	100.0%

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$281,636	$19,944	$9,476		$311,056
Intersegment revenue (1)	573	—	188	(761)	—
Total revenue	$282,209	$19,944	$9,664	$(761)	$311,056
Income from operations	$35,067	$2,996	$(16,079)	$—	$21,984
Interest expense, net of interest income					$372
Income before provision for income taxes					$21,612
Depreciation and amortization	$4,877	$224	$1,278	$—	$6,379

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic company and urgent care centers to the Company's other operating subsidiaries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$232,015	$12,704	$5,324		$250,043
Intersegment revenue (1)	470	—	150	(620)	—
Total revenue	$232,485	$12,704	$5,474	$(620)	$250,043
Income from operations	$31,372	$2,213	$(19,943)	$—	$13,642
Interest expense, net of interest income					$8,586
Income before provision for income taxes					$5,056
Depreciation and amortization	$6,600	$126	$1,078	$—	$7,804

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic company and urgent care centers to the Company's other operating subsidiaries.

	Six Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$560,409	$38,260	$18,916		$617,585
Intersegment revenue (1)	1,047	—	391	(1,438)	—
Total revenue	$561,456	$38,260	$19,307	$(1,438)	$617,585
Income from operations	$72,366	$5,671	$(30,878)	$—	$47,159
Interest expense, net of interest income					$872
Income before provision for income taxes					$46,287
Depreciation and amortization	$9,826	$445	$2,625	$—	$12,896

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic company and urgent care centers to the Company's other operating subsidiaries.

	Six Months Ended June 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$456,137	$23,850	$9,709		$489,696
Intersegment revenue (1)	916	—	332	(1,248)	—
Total revenue	$457,053	$23,850	$10,041	$(1,248)	$489,696
Income from operations	$68,304	$4,085	$(34,400)	$—	$37,989
Interest expense, net of interest income					$11,790
Income before provision for income taxes					$26,199
Depreciation and amortization	$14,461	$247	$1,958	$—	$16,666

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic company and urgent care centers to the Company's other operating subsidiaries.

9. ACQUISITIONS
The Company’s acquisition strategy is to purchase or lease operating subsidiaries that are complementary to the Company’s current affiliated facilities, accretive to the Company's business or otherwise advance the Company's strategy. The results of all the Company’s operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company also enters into long-term leases that include options to purchase the affiliated facilities. As a result, from time to time, the Company will acquire affiliated facilities that the Company has been operating under third-party leases.
During the six months ended June 30, 2015, the Company continued to expand its operations with the addition of nine stand-alone skilled nursing operations, five assisted and independent living operations, two home health agencies, one home care operation and three urgent care centers to its operations. The aggregate purchase price of the 18 business acquisitions was approximately $64,495, which was paid with cash of $61,007 and assumed liabilities of $3,488. In addition, the Company also entered into a long-term lease agreement for one skilled nursing operation. The details of the operating subsidiaries acquired during the three and six months ended June 30, 2015 are as follows:

•
On January 1, 2015, the Company acquired three skilled nursing operations, one assisted and independent living operation, one home health agency and two urgent care centers for an aggregate purchase price of approximately $19,045, which included the real estate of the skilled nursing and assisted and independent living operations. The acquisitions for the skilled nursing and assisted living operations added 244 and 17 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by the Company's operating subsidiaries. The acquisition of the home health agency and urgent care centers did not impact the Company's operational bed count.

•
On February 1, 2015, the Company acquired two skilled nursing operations and one assisted and independent living operation for an aggregate purchase price of approximately $23,152, which included assumed liabilities of $3,488. The Company acquired the real estate of the skilled nursing and assisted and independent living operations as part of the acquisitions. The acquisitions added 163 and 328 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by the Company's operating subsidiaries.

•
On April 1, 2015, the Company entered into a long-term lease agreement for one skilled nursing operation, which includes an option to purchase the real estate. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The long-term lease added 60 operational skilled nursing beds operated by the Company's operating subsidiaries.

•
On April 15, 2015, the Company acquired three assisted living operations for an aggregate purchase price of approximately $11,305, including the real estate of the assisted living operations. The acquisitions added 263 operational assisted living units operated by the Company's operating subsidiaries.

•
On May 1, 2015, the Company acquired three skilled nursing operations and one home care operation for an aggregate purchase price of approximately $10,043, including the real estate of the skilled nursing operations. The acquisitions of the skilled nursing operations added 262 operational skilled nursing beds operated by the Company's operating subsidiaries. The acquisition of the home care operation did not impact the Company's operational bed count.

•	On June 1, 2015, the Company acquired one home health agency for a purchase price of approximately $950. This acquisition did not impact the Company's operational bed count.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the six months ended June 30, 2015 and 2014:

	June 30,
	2015	2014
Land	$8,321	$8,094
Building and improvements	44,877	27,228
Equipment, furniture, and fixtures	2,204	1,344
Assembled occupancy	287	425
Definite-lived intangible assets	360	360
Goodwill	2,512	391
Favorable leases	2,069	—
Other indefinite-lived intangible assets	3,865	600
	$64,495	$38,442

In addition to the business combinations above, the Company acquired the following assets during the six months ended June 30, 2015:

•On April 1, 2015, the Company acquired the underlying assets of one skilled nursing operation, which the Company previously operated under a long-term lease agreement. The purchase price of the asset acquisition was $7,378, which included a promissory note of $6,248. This acquisition did not impact the Company's operational bed count.

•On June 29, 2015, the Company acquired the underlying assets of one skilled nursing operation, which the Company previously operated under a long-term lease agreement. The purchase price of the asset acquisition was $10,576. This acquisition did not impact the Company's operational bed count. As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available

•In addition, the Company acquired land for an aggregate purchase price of $4,147 in June 2015. These acquisitions did not impact the Company's operational bed count.

Subsequent to June 30, 2015, the Company acquired one skilled nursing operation for approximately $5,500, which was acquired through the assumption of an existing HUD-insured mortgage loan. The Company acquired the real estate of the skilled nursing operation as part of the acquisition. In addition, the Company assumed a long-term lease agreement for fifteen assisted and independent living operations. The Company paid $12,000 to assume the long-term lease agreement. Further, the Company entered into a long-term lease agreement for seven skilled nursing operations and five assisted and independent living operations, which include an option to purchase the real estate. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. The purchase of one skilled nursing facility and the operations acquired through long-term lease agreements added 855 and 1,733 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by the Company's operating subsidiaries.

In addition, subsequent to June 30, 2015, the Company acquired one hospice agency for a purchase price of approximately $4,500, which was purchased with cash. In connection with this transaction, the Company began operating an affiliated home health agency under a management agreement.  The acquisition of the hospice agency did not have an impact on the Company’s operational bed count.

As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available for the acquisitions subsequent to June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$347,769	$305,466	$697,564	$600,542
Net income attributable to The Ensign Group, Inc.	16,803	4,111	35,424	19,741
Diluted net income per common share	$0.64	$0.18	$1.38	$0.86
Our pro forma assumptions are as follows:

•
Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the facility, or if no information was available, estimates were derived from the Company’s post-acquisition operating results for that particular facility. Prior year results for the 2015 acquisitions were obtained from available financial information provided by prior operators or available cost reports filed by the prior operators.

•
Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable and depreciation is calculated using the purchase price allocated to the related assets through acquisition accounting.

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue generated during the three and six months ended June 30, 2015 by individually immaterial business acquisitions completed through June 30, 2015 of $36,713 and $79,979, respectively, and $55,423 and $110,846 for the three and six months ended June 30, 2014, respectively. Included in the table above are pro forma income incurred during the three and six months ended June 30, 2015, by individually immaterial business acquisitions completed through June 30, 2015, of $3,614 and $7,065, respectively, and $2,104 and $4,208 for the three and six months ended June 30, 2014, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
Land	$34,176	$18,994
Buildings and improvements	118,940	57,947
Equipment	97,821	80,112
Furniture and fixtures	6,807	5,732
Leasehold improvements	61,196	50,671
Construction in progress	88	423
	319,028	213,879
Less: accumulated depreciation	(75,147)	(64,171)
Property and equipment, net	$243,881	$149,708

See Note 9, Acquisitions for information on acquisitions during the six months ended June 30, 2015.

12. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	June 30, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	19.9	$604	$(575)	$29	$684	$(634)	$50
Favorable lease	31.8	35,074	(1,697)	33,377	30,890	(783)	30,107
Assembled occupancy	0.6	4,171	(4,056)	115	3,884	(3,461)	423
Facility trade name	30.0	733	(232)	501	733	(220)	513
Customer relationships	11.1	5,300	(742)	4,558	4,940	(465)	4,475
Total		$45,882	$(7,302)	$38,580	$41,131	$(5,563)	$35,568
Amortization expense was $665 and $1,818 for the three and six months ended June 30, 2015, respectively, and $258 and $406 for the three and six months ended June 30, 2014, respectively. Of the $1,818 in amortization expense incurred during the six months ended June 30, 2015, approximately $593 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2015 (remainder)	$1,372
2016	2,914
2017	2,914
2018	2,914
2019	2,914
2020	2,914
Thereafter	22,638
$38,580

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

The following table represents activity in goodwill by segment as of and for the six months ended June 30, 2015:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2015	$15,977	$10,929	$3,363	$30,269
Impairments	—	—	—	—
Additions	—	—	2,512	2,512
June 30, 2015	$15,977	$10,929	$5,875	$32,781

As of June 30, 2015, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 9, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	June 30, 2015	December 31, 2014
Trade name	$1,855	$1,055
Home health and hospice Medicare license	14,371	11,306
	$16,226	$12,361

14. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2015	December 31, 2014
Debt issuance costs, net	$2,316	$2,612
Long-term insurance losses recoverable asset	2,388	2,256
Deposits with landlords	1,650	1,143
Capital improvement reserves with landlords and lenders	471	774
Other long-term assets	—	48
Restricted and other assets	$6,825	$6,833
Included in restricted and other assets as of June 30, 2015 and December 31, 2014, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and capitalized debt issuance costs.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Quality assurance fee	$3,572	$2,855
Refunds payable	10,528	7,014
Deferred revenue	3,473	3,471
Cash held in trust for patients	1,970	1,824
Resident deposits	5,796	1,593
Dividends payable	1,929	1,708
Property taxes	2,771	3,043
Other	4,392	3,122
Other accrued liabilities	$34,431	$24,630
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Nebraska, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days. Refunds payable includes payables related to overpayments and duplicate payments from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients assumed from acquisitions. See Note 8, Acquisitions. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

16. INCOME TAXES
During the second quarter of 2015, the Company completed the Internal Revenue Service (IRS) examination of the Company's 2012 tax return without adjustment. The Company is not currently under examination by any major income tax jurisdiction. During 2015, the statutes of limitations will lapse on the Company's 2011 federal tax year and certain 2010 and 2011 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2015 or 2014.

17. DEBT
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Credit Facility with SunTrust, interest payable monthly and quarterly, balance due at May 1, 2019, secured by substantially all of the Company’s personal property.	$40,000	$65,000
Mortgage note, principal and interest payable monthly and continuing through October 2037, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	3,335	3,390
Promissory note, principal and interest payable monthly and continuing through April 30, 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	6,185	—
	49,520	68,390
Less current maturities	(501)	(111)
	$49,019	$68,279

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promissory Note with Vannovi Properties, LLC

On April 1, 2015, the Company entered into a promissory note with Vannovi Properties, LLC for approximately $6,248 in connection with an acquisition. The unpaid balance of principal and accrued interest from the note is due on April 30, 2027. The note bears interest at a rate of 5.3% per annum. As of June 30, 2015, the Company's operating subsidiary had $6,185 outstanding under the note, of which $389 is classified as short-term and the remaining $5,796 is classified as long-term.

Mortgage Loan with Ziegler Financing Corporation

On July 1, 2015, the Company assumed an existing mortgage loan with Ziegler Financing Corporation of approximately $5,500 in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 3.5% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 8.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through ten of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loan is 33 years, with monthly principal and interest payments through March 1, 2045. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company had approximately $2,726 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit. Subsequent to June 30, 2015, the Company increased the letters of credit by $500.

18. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,514 as of June 30, 2015.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 147 options and 91 restricted stock awards from the 2007 Plan during the six months ended June 30, 2015.

The Company used the following assumptions for stock options granted during the three months ended June 30, 2015 and 2014:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2015	75	1.71%	6.5 years	40%	0.62%
2014	664	1.80%	6.5 years	55%	0.64%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2015 and 2014:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility			Weighted Average Dividend Yield
2015	147	1.45%	-	1.71%	6.5 years	40%	-	44%	0.63%
2014	931	1.80%	-	1.84%	6.5 years	55%			0.64%

For the six months ended June 30, 2015 and 2014, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2015	147	$45.13	$18.45
2014	931	$24.38	$12.51

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2015 and 2014 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2015	2,766	$17.02	1,109	$9.39
Granted	147	45.13
Forfeited	(59)	23.15
Exercised	(133)	11.01
June 30, 2015	2,721	$18.70	1,256	$11.79

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2015:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	2.72	-	3.14	24	*	0	24
2006	3.85	-	4.09	63	330	1	63
2008	5.12	-	8.11	253	759	3	253
2009	8.12	-	9.11	366	1,572	4	366
2010	9.53	-	9.91	90	430	5	83
2011	11.79	-	15.98	110	745	6	66
2012	13.12	-	15.91	328	2,419	7	135
2013	15.96	-	22.98	373	3,650	8	103
2014	21.09	-	37.88	967	10,921	9	163
2015	43.58	-	46.62	147	2,708	10	—
Total				2,721	$23,534		1,256
* The Company did not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company granted 26 and 91 restricted stock awards during the three and six months ended June 30, 2015, respectively. The Company granted 2 and 4 restricted stock awards during the three and six months ended June 30, 2014, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2015 ranged from $42.59 to $46.62 based on the market price on the grant date.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2015 and changes during the six month period ended June 30, 2015 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	183	$30.30
Granted	91	44.36
Vested	(79)	37.25
Forfeited	(9)	29.83
Nonvested at June 30, 2015	186	$34.23

During the three and six months ended June 30, 2015, the Company granted 4 and 8 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $42.59 to $46.00 based on the market price on the grant date.

Total share-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense related to stock options	$1,165	$711	$2,121	$1,354
Share-based compensation expense related to restricted stock awards	434	387	850	817
Share-based compensation expense related to stock awards	134	106	255	212
Total	$1,733	$1,204	$3,226	$2,383
In future periods, the Company expects to recognize approximately $15,119 and $5,518 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2015. Future share-based compensation expense will be recognized over 3.7 and 3.3 weighted average years for unvested options and restricted stock awards, respectively. There were 1,465 unvested and outstanding options at June 30, 2015, of which 1,337 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at June 30, 2015 was 6.7 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the six months ended June 30, 2015 and as of and the twelve months ended December 31, 2014 is as follows:

Options	June 30, 2015	December 31, 2014
Outstanding	$88,036	$75,689
Vested	49,342	38,811
Expected to vest	32,830	31,160
Exercised	4,676	10,496
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
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of June 30, 2015.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with Mainstreet Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases). The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $19,180 and $38,261 for the three and six months ended June 30, 2015, respectively, and $8,398 and $12,062 for the three and six months ended June 30, 2014, respectively.
Future minimum lease payments for all leases as of June 30, 2015 are as follows:

Year	Amount
Remainder	$41,211
2016	89,165
2017	90,001
2018	89,942
2019	88,798
2020	86,052
Thereafter	823,274
$1,308,443
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of June 30, 2015.

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
Income Tax Examinations — During the third quarter of 2014, the Company received a notification from the IRS that the Company's 2012 tax return will be examined. During the second quarter of 2015, the examination was closed with no adjustments. The Company is not currently under examination by any major income tax jurisdiction. See Note 16, Income Taxes. The Company's employment tax returns for the 2012 tax year are under examination by IRS.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operating subsidiary subject to probe review during the six months ended June 30, 2015. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no affiliated facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.6% and 52.4% of its total accounts receivable as of June 30, 2015 and December 31, 2014, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.5% and 68.8% of the Company's revenue for the three and six months ended June 30, 2015, respectively, and 70.2% and 70.7% for the three and six months ended June 30, 2014, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of July 31, 2015, the Company had approximately $1,100 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of skilled nursing and rehabilitative care services through the operation of 150 facilities, fourteen home health and twelve hospice agencies, three home care operations, one transitional care management company, seventeen urgent care centers and a mobile x-ray and diagnostic company as of June 30, 2015, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary and urgent care services. As of June 30, 2015, we owned 26 of our 150 affiliated facilities and operated an additional 124 facilities under long-term lease arrangements, and had options to purchase three of those 124 facilities.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2015:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	26	3	121	150
Percentage of total	17.3%	2.0%	80.7%	100.0%
Operational skilled nursing, assisted living and independent living beds	2,795	406	12,818	16,019
Percentage of total	17.4%	2.6%	80.0%	100.0%

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
Acquisition History

The following table sets forth the location of our affiliated facilities and the number of operational beds located at our facilities as of June 30, 2015:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	Total
Cumulative number of skilled nursing, assisted and independent living operations	46	16	28	15	10	9	9	3	7	5	2	150
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,801	2,429	3,444	1,613	745	808	719	304	662	356	138	16,019
As of June 30, 2015, we provided home health and hospice services through our 26 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During the first quarter of 2015, we acquired five skilled nursing operations, two assisted and independent living operations, one home health agency and two urgent care centers for an aggregate purchase price of $42.2 million. We acquired the real estate of the skilled nursing and assisted and independent living operations as part of the acquisitions. The acquisitions of skilled nursing and assisted living facilities added 407 and 345 operational skilled nursing beds and operational assisted and independent living units, respectively, to our operating subsidiaries. The acquisitions of the home health agency and urgent care centers did not have an impact on the number of beds operated by our operating subsidiaries.
During the second quarter of 2015, we acquired three skilled nursing operations, three assisted living operations, one home health agency and one home care operation for an aggregate purchase price of $22.3 million. We acquired the real estate of the skilled nursing and assisted and independent living operations as part of the acquisitions. The acquisitions of skilled nursing and assisted living facilities added 262 and 263 operational skilled nursing beds and operational assisted living units, respectively, to our operating subsidiaries. The acquisitions of the home health agency and home care operation did not have an impact on the number of beds operated by our operating subsidiaries. We also entered into a long-term lease agreement and assumed the operation for one skilled nursing operation, which includes an option to purchase the real estate. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The long-term lease added 60 operational skilled nursing beds to our operating subsidiaries. In a separate transaction, we acquired the underlying assets of two skilled nursing operations, which we previously operated under a long-term lease agreements, and land for an aggregate purchase price of approximately $22.1 million, which included a promissory note.

Subsequent to June 30, 2015, we acquired one skilled nursing operation for approximately $5.5 million, which was acquired through the assumption of an existing HUD-insured mortgage loan. We acquired the real estate of the skilled nursing operation as part of the acquisition. In addition, we assumed a long term lease agreement for fifteen assisted and independent living operations. We paid $12.0 million to assume the long-term lease agreement. Further, we entered into a long-term lease agreement for seven skilled nursing operations and five assisted and independent living operations, which include an option to purchase the real estate.

We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. The purchase of one skilled nursing facility and the operations acquired through long-term lease agreements added 855 and 1,733 operational skilled nursing beds and operational assisted and independent living units, respectively, to our operating subsidiaries.

In addition, subsequent to June 30, 2015, we acquired one hospice agency for a purchase price of approximately $4.5 million. In connection with this transaction, we began operating an affiliated home health agency under a management agreement.  The acquisition of the hospice agency did not have an impact on our operational bed count.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Skilled Mix:
Days	30.1%	27.8%	30.2%	27.8%
Revenue	53.4%	51.4%	53.2%	51.2%
Quality Mix:
Days	42.7%	40.7%	42.7%	40.8%
Revenue	62.0%	60.5%	61.7%	60.4%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Occupancy:
Operational beds at end of period	16,019	13,834	16,019	13,834
Available patient days	1,437,100	1,242,933	2,804,929	2,437,009
Actual patient days	1,121,158	967,403	2,198,396	1,900,270
Occupancy percentage (based on operational beds)	78.0%	77.8%	78.4%	78.0%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$98,461	$2,412	$—		$100,873	32.4%
Medicare	81,831	13,565	—		95,396	30.7
Medicaid-skilled	16,745	—	—		16,745	5.4
Subtotal	197,037	15,977	—		213,014	68.5
Managed care	45,241	2,392	—		47,633	15.3
Private and other	39,358	1,575	9,476	(1)	50,409	16.2
Total revenue	$281,636	$19,944	$9,476		$311,056	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic company and other ancillary businesses.

	Three Months Ended June 30, 2014
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$84,838	$1,099	$—		$85,937	34.4%
Medicare	68,447	8,886	—		77,333	30.9
Medicaid-skilled	12,353	—	—		12,353	4.9
Subtotal	165,638	9,985	—		175,623	70.2
Managed care	33,883	1,893	—		35,776	14.3
Private and other	32,494	826	5,324	(1)	38,644	15.5
Total revenue	$232,015	$12,704	$5,324		$250,043	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic company and other ancillary businesses.

	Six Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$198,168	$4,334	$—		$202,502	32.8%
Medicare	163,521	26,231	—		189,752	30.7
Medicaid-skilled	32,282	—	—		32,282	5.3
Subtotal	393,971	30,565	—		424,536	68.8
Managed care	89,348	4,615	—		93,963	15.2
Private and other	77,090	3,080	18,916	(1)	99,086	16.0
Total revenue	$560,409	$38,260	$18,916		$617,585	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic company and other ancillary businesses.

	Six Months Ended June 30, 2014
	TSA Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$167,225	$2,054	$—		$169,279	34.6%
Medicare	136,954	16,849	—		153,803	31.4
Medicaid-skilled	22,961	—	—		22,961	4.7
Subtotal	327,140	18,903	—		346,043	70.7
Managed care	65,179	3,575	—		68,754	14.0
Private and other	63,818	1,372	9,709	(1)	74,899	15.3
Total revenue	$456,137	$23,850	$9,709		$489,696	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic company and other ancillary businesses.

Transitional, Skilled and Assisted Living Services

Skilled Nursing Operations. Within our skilled nursing operations, we generate our revenue from Medicaid, private pay, managed care and Medicare payors. We believe that our skilled mix, which we define as the number of days our Medicare, managed care and other skilled patients are receiving services at our skilled nursing operations divided by the total number of days patients are receiving services at our skilled nursing operations, from all payor sources (less days from assisted living and independent living services) for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare, managed care and other skilled payors, for whom we receive higher reimbursement rates.

We are participating in the recently established Upper Payment Limit (UPL) supplemental payment program in the state of Texas that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. Our operating subsidiaries, previously operating ten company-owned Texas skilled nursing facilities, entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts through management agreements with the respective hospital districts, and providing further for our operating subsidiaries to retain the management of those facilities on behalf of the hospital districts, which are all participating in the UPL program. Each affected operating subsidiary therefore retains operations of its skilled nursing facility and each agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status. During the three months ended June 30, 2015, we did not record revenue related to the UPL supplemental payment program as no supplemental payment will be available between March 1, 2015 and September 30, 2015.

Assisted and Independent Living Operations. Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of June 30, 2015. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of June 30, 2015, we provided hospice care in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

Other

In addition, as of June 30, 2015, we operated seventeen urgent care clinics in Colorado and Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of June 30, 2015, we held 80% of the membership interest of a mobile x-ray and diagnostic company. The diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies Update

There have been no significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.
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
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.
On July 9, 2015, the Centers for Medicare & Medicaid Services (CMS) proposed a new mandatory Comprehensive Care for Joint Replacement (CCJR) model focusing on coordinated, patient-centered care. Under this proposed model, the hospital in which the hip or knee replacement takes place would be accountable for the costs and quality of care from the time of the surgery through 90 days after or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital would either earn a financial reward or be required to repay Medicare for a portion of the costs. This payment would give hospitals an incentive to work with physicians, home health agencies, and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This proposed model would be in 75 geographic areas throughout the country and most hospitals in those regions would be required to participate.  Following publication of a final rule and implementation of the CCJR program, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or reduced in those geographic areas identified by CMS for mandatory participation in the bundled payment program.
On July 13, 2015, CMS released a proposed rule that would reform requirements for long-term care (LTC) facilities, specifically skilled nursing facilities (SNFs) and nursing facilities (NFs), to participate in Medicare and Medicaid. The rule would reorder, clarify, and update regulations that the agency has not reviewed comprehensively since 1991. Under the proposed rule, facilities are required to 1) create interim care plans within 48 hours of admission, notify a resident’s physician after a change in status, engage in interdisciplinary care planning, have a practitioner assess the patient in-person prior to a transfer to the hospital, and improve clinical records to ensure providers have the necessary information to decide on hospitalization; 2) conduct comprehensive assessments of their staff and patient needs, apply current requirements for antipsychotic drugs to all psychotropic drugs, and require physicians to document their response to irregularities identified by consultant pharmacists; 3) conduct assessments of their resident population, implement and update periodically an infection prevention and control program, and establish an antibiotic stewardship program; 4) address requirements related to behavioral health services, ensuring facilities have adequate staffing to meet the needs of residents with mental illness and cognitive impairment; and 5) conduct assessments of their patient populations and related care needs to determine adequate staffing levels (i.e., number and skillsets) for nursing, behavioral health, and nutritional services. CMS estimates that these proposed regulations would cost facilities nearly $46.5 million in the first year and over $40.6 million in subsequent years. However, these amounts would vary considerably among organizations. In addition to the monetary costs, these regulations may create compliance issues, as state regulators and surveyors interpret requirements that are less explicit.

Skilled Nursing

CMS Payment Rules. On July 30, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by 1.2% for fiscal year 2016. This estimate increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% MFP adjustment required by the PPACA.

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

Home Health

On July 6, 2015, CMS published proposed changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2016. Under this rule, CMS proposes to decrease the national, standardized 60-day episode payment amount by 1.72% in each of calendar year 2016 and 2017 to account for nominal case-mix coding intensity growth unrelated to changes in patient acuity between calendar year 2012 and 2014. The decrease reflects the effects of the 2.3% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor.

Further, CMS announced a proposal to launch Home Health Value-Based Purchasing model to test whether incentives for better care can improve outcomes in the delivery of home health services. The model would apply a payment reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 5.0% in each of the first two payment adjustment years, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. CMS estimates that implementing a home health value-based model will result in a 1.8% decrease in Medicare payments to home health agencies across the industry.

Lastly, CMS proposed one standardized cross-setting measure for calendar year 2016. The Home Health Conditions of Participation (CoPs) require home health agencies to submit OASIS assessments as a condition of payment and also for quality measurement purposes. Home health agencies that do not submit quality measure data to CMS will see a 2.0% reduction in their annual home health payment update percentage. Under the proposed rule, all home health agencies are required to submit both admission and discharge OASIS assessments for a minimum of 70.0% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. The proposed rule will incrementally increase this compliance threshold by 10.0% in each of the subsequent periods (July 1, 2016 and July 1, 2017) to reach 90.0%.

On October 30, 2014, CMS announced payment changes to the Medicare HH PPS for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.3%, or $60 million. The decrease reflects the effects of the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the Affordable Care Act. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if each home health agency (HHA) claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

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

Hospice

On July 31, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.1% increase in their payments effective October 1, 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.4% minus 0.3% for reductions required by law) and 1.2% decrease in payments to hospices due to updated wage data and the phase-out of its wage index budget neutrality adjustment factor (BNAF), offset by the newly announced Core Based Statistical Areas (CBSA) delineation impact of 0.2%.  The rule also created two different payment rates for routine home care (RHC) that would result in a higher base payment rate for the first 60 days of hospice care and a reduced base payment rate for 61 or more days of hospice care and a Service Intensity Add-On (SIA) Payment for fiscal year 2016 and beyond in conjunction with the proposed RHC rates.

On August 1, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.4% increase in their payments for fiscal year 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.9% minus 0.8% for reductions required by law) and a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS’ seven-year phase-out of its wage index BNAF.  The final rule also states that CMS will begin national implementation of the CAHPS Hospice Survey starting January 1, 2015.  In the final rule, CMS requires providers to complete their hospice cap determination within 150 days after the cap period and remit any overpayments.  If a hospice does not complete its cap determination in a timely fashion, its Medicare payments would be suspended until the cap determination is complete and received by the contractor.  This is similar to the current practice for all other provider types that file cost reports with Medicare.

On August 2, 2013, CMS issued its final rule that updated fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices were projected to see an estimated 1.0% increase in their payments for fiscal year 2014. The hospice payment increase was the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), offset by a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index BNAF. As finalized in this rule, CMS planned to update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index became effective on October 1, 2013.
Additional Federal rulings
On April 16, 2015, the President signed into law the H.R. 2 Medicare Access and State Children's Health Insurance Program (CHIP) Reauthorization Act of 2015. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
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
On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012 into law. This statute creates a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services.
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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2015 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,940 in 2015. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

An “exceptions process” to the therapy caps was in effect through March 31, 2015 under the Protecting Access to Medicare Act of 2014. For claims furnished through March 31, 2015 that exceed the therapy caps, therapy service providers and suppliers may request an exception when one is appropriate. When the beneficiary exceeds the therapy caps and qualifies for a therapy cap exception, the provider or supplier shall add a KX modifier to the therapy Healthcare Common Procedure Coding System (HCPCS) code subject to the cap limit. By using the KX modifier, the provider is attesting that the services are reasonable and necessary and that there is documentation of medical necessity in the beneficiary’s medical record. Manual policies relevant to the exceptions process apply only when exceptions to the therapy caps are in effect. The therapy exception process was again extended and the expected SGR of 21% to the Physician Fee Screen for outpatient therapy services was repealed through the H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015. Under act, the therapy cap exception went into effect on April 1, 2015 and extends through December 31, 2017.

A manual medical review process, as part of the therapy exceptions process, applies to therapy claims when a beneficiary’s incurred expenses exceed a threshold amount of $3,700 annually. Specifically, combined PT and SLP services that exceed $3,700 are subject to manual medical review, as well as OT services that exceed $3,700. A beneficiary’s incurred expenses apply towards the manual medical review thresholds in the same manner as it applies to the therapy caps. Manual medical review was in effect through a post-payment review system until March 31, 2015. As part of the Medicare Access and CHIP Reauthorization Act of 2015, the manual medical review process will be replaced with a new process to be developed by the Secretary of Health and Human Services.
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

While many of the provisions of PPACA have not taken effect, or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA are:

•
Enhanced CMPs. PPACA included expanded civil monetary penalty (CMP) provisions applicable to all Medicare and Medicaid providers. PPACA provided for the imposition of CMPs of up to $5,500 to $11,000 per claim and, in some cases, treble damages, for actions relating to alleged false statements to the federal government.

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

•
Home Health Value-Based Purchasing Program. Authorized by the ACA and implemented by the Centers for Medicare & Medicaid Innovation (CMMI), the value-based purchasing program supports the HHS' efforts to build a health care system that delivers better care, spends health care dollars more wisely, and results in healthier people and communities.

The program would apply a payment reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 5.0% in each of the first two payment adjustment years, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years.

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

On June 28, 2012, the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of PPACA to proceed. The provisions of PPACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent, general and administrative expense and depreciation and amortization shown separately below)	79.8	80.8	79.3	80.0
Rent—cost of services	6.1	3.3	6.2	2.4
General and administrative expense	4.9	7.3	4.8	6.4
Depreciation and amortization	2.1	3.1	2.1	3.4
Total expenses	92.9	94.5	92.4	92.2
Income from operations	7.1	5.5%	7.6	7.8
Other income (expense):
Interest expense	(0.2)	(3.5)	(0.2)	(2.5)
Interest income	0.1	—	0.1	0.1
Other expense, net	(0.1)	(3.5)	(0.1)	(2.4)
Income before provision for income taxes	7.0	2.0	7.5	5.4
Provision for income taxes	2.7	1.4	2.9	2.4
Net income	4.3	0.6	4.6	3.0
Less: net income (loss) attributable to the noncontrolling interests	—	(0.2)	—	(0.2)
Net income attributable to The Ensign Group, Inc.	4.3%	0.8%	4.6%	3.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$28,318	$21,920	$60,092	$55,614
Adjusted EBITDA(1)(2)	31,738	29,812	64,146	65,656
EBITDAR(1)	47,384	30,203	98,123	67,446
Adjusted EBITDAR(1)(2)	50,277	37,570	101,161	76,359
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	expenses incurred in connection with our spin-off of real estate assets to CareTrust;

•	stock-based compensation expense;

•	costs incurred related to new systems implementation;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	costs incurred for facilities currently being constructed;

•	results at three independent living facilities transferred to CareTrust as part of the Spin-Off transaction;

•	acquisition-related costs;

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder;

•	costs incurred to recognize income tax credits; and

•	rent related to our urgent care centers and three independent living facilities which were transferred to CareTrust.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Consolidated statements of income data:
Net income	$13,233	$1,533	$28,323	$14,574
Less: net income (loss) attributable to noncontrolling interests	45	(474)	(37)	(959)
Interest expense, net	372	8,586	872	11,790
Provision for income taxes	8,379	3,523	17,964	11,625
Depreciation and amortization	6,379	7,804	12,896	16,666
EBITDA	$28,318	$21,920	$60,092	$55,614
Rent—cost of services	19,066	8,283	38,031	11,832
EBITDAR	$47,384	$30,203	$98,123	$67,446

EBITDA	$28,318	$21,920	$60,092	$55,614
Expenses related to the Spin-Off(a)	—	7,281	—	8,871
Stock-based compensation expense(b)	1,733	—	3,226	—
Costs incurred related to new systems implementation(c)	858	—	1,145	—
Urgent care center earnings(d)	(625)	(3)	(1,565)	(32)
Costs incurred for facilities currently being constructed(e)	462	—	608	—
Earnings at three operations transferred to CareTrust (f)	—	(30)	—	(122)
Acquisition related costs(g)	438	90	590	134
Breakup fee, net of costs, received in connection with a public auction(h)	—	—	(1,019)	—
Costs incurred to recognize income tax credits(i)	27	29	53	62
Rent related to item(d) and (f) above(j)	527	525	1,016	1,129
Adjusted EBITDA	$31,738	$29,812	$64,146	$65,656
Rent—cost of services	19,066	8,283	38,031	11,832
Less: rent related to item(d) and (f) above(j)	(527)	(525)	(1,016)	(1,129)
Adjusted EBITDAR	$50,277	$37,570	$101,161	$76,359
_______________________

(a)	Expenses incurred in connection with the Spin-Off.

(b)
Stock-based compensation expense incurred during the three and six months ended June 30, 2015. Adjusted EBITDA and EBITDAR for the three and six months ended June 30, 2014 did not include non-GAAP adjustment related to stock-based compensation expense of $1.2 million and $2.4 million, respectively. If adjusted for stock-based compensation expense, Adjusted EBITDA for the three and six months ended June 30, 2014 would have been $31.0 million and $68.0 million, respectively, and Adjusted EBITDAR for the three and six months ended June 30, 2014 would have been $38.8 million and $78.7 million, respectively. EBITDA for the three and six months ended June 30, 2014 reflects one month increase in rent expense as a result of the Spin-Off compared to three and six months increase in rent expense for the three and six months ended June 30, 2015.

(c)	Costs incurred related to new systems implementation.

(d)
Operating results at urgent care centers. This amount for the three and six months ended June 30, 2015 excluded rent of $0.5 million and $1.0 million, respectively, and depreciation expense of $0.3 million and 0.6 million, respectively. This amount for the three and six months ended June 30, 2014 excluded rent of $0.4 million and $0.7 million, respectively, and depreciation expense of $0.2 million and $0.3 million, respectively. The results also excluded the net loss attributable to the variable interest entity associated with our urgent care business of approximately $0.2 million for the six months ended June 30, 2015 and $1.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively.

(e)	Costs incurred for facilities currently being constructed during the three and six months ended June 30, 2015.

(f)	Results at three independent living facilities which were transferred to CareTrust REIT as part of the Spin-Off transaction, excluding rent, depreciation, interest and income taxes.

(g)	Costs incurred to acquire operations which are not capitalizable.

(h)	Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.

(i)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(j)	Rent related to urgent care centers and three independent living facilities which were transferred to CareTrust not included in item (d) and (f) above.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Total consolidated revenue increased $61.1 million, or 24.4%, to $311.1 million for the three months ended June 30, 2015 from $250.0 million for the three months ended June 30, 2014.

	Three Months Ended June 30,
	2015		2014
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Transitional, skilled and assisted living services:
Skilled nursing facilities	$265,709	85.4%	$219,863	87.9%
Assisted and independent living facilities	15,927	5.1	12,152	4.9
Total transitional, skilled and assisted living services	281,636	90.5	232,015	92.8
Home health and hospice services:
Home health	11,294	3.6	7,132	2.9
Hospice	8,650	2.8	5,572	2.2
Total home health and hospice services	19,944	6.4	12,704	5.1
All other (1)	9,476	3.1	5,324	2.1
Total revenue	$311,056	100.0%	$250,043	100.0%
(1) Includes revenue from services provided at our urgent care clinics and a mobile x-ray and diagnostic company.

Transitional, Skilled and Assisted Living Services

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$265,709	$219,863	$45,846	20.9%
Assisted and independent living revenue	15,927	12,152	3,775	31.1%
Total transitional, skilled and assisted living revenue	$281,636	$232,015	$49,621	21.4%
Number of facilities at period end	150	125	25	20.0%
Actual patient days	1,121,158	967,403	153,755	15.9%
Occupancy percentage — Operational beds	78.0%	77.8%		0.2%
Skilled mix by nursing days	30.1%	27.8%		2.3%
Skilled mix by nursing revenue	53.4%	51.4%		2.0%

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$208,613	$198,954	$9,659	4.9%
Assisted and independent living revenue	8,001	7,950	51	0.6%
Total transitional, skilled and assisted living revenue	$216,614	$206,904	$9,710	4.7%
Number of facilities at period end	101	101	—	—%
Actual patient days	822,751	828,881	(6,130)	(0.7)%
Occupancy percentage — Operational beds	80.8%	80.7%		0.1%
Skilled mix by nursing days	30.3%	28.5%		1.8%
Skilled mix by nursing revenue	53.9%	52.3%		1.6%

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$16,082	$15,244	$838	5.5%
Assisted and independent living revenue	3,224	2,876	348	12.1%
Total transitional, skilled and assisted living revenue	$19,306	$18,120	$1,186	6.5%
Number of facilities at period end	17	17	—	—%
Actual patient days	100,478	98,290	2,188	2.2%
Occupancy percentage — Operational beds	68.2%	65.9%		2.3%
Skilled mix by nursing days	20.4%	19.7%		0.7%
Skilled mix by nursing revenue	42.3%	41.5%		0.8%

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$41,014	$5,665	$35,349	NM
Assisted and independent living revenue	4,702	856	3,846	NM
Total transitional, skilled and assisted living revenue	$45,716	$6,521	$39,195	NM
Number of facilities at period end	32	7	25	NM
Actual patient days	197,929	29,065	168,864	NM
Occupancy percentage — Operational beds	72.9%	57.6%		NM
Skilled mix by nursing days	34.2%	26.3%		NM
Skilled mix by nursing revenue	55.5%	45.0%		NM

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Assisted and independent living revenue	—	470	(470)	NM
Total transitional, skilled and assisted living revenue	$—	$470	$(470)	NM
Actual patient days	—	11,167		NM
Occupancy percentage — Operational beds	—%	69.3%		NM
___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2012.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2012 to December 31, 2013.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2014.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014. These results were excluded from Same Facility results for three months ended June 30, 2014 for comparison purposes.

Revenue. Transitional, skilled and assisted living revenue increased $49.6 million, or 21.4%, to $281.6 million for the three months ended June 30, 2015 compared to $232.0 million for the three months ended June 30, 2014. Of the $49.6 million increase, Medicare and managed care revenue increased $24.7 million, or 24.2%, Medicaid custodial revenue increased $13.6 million, or 16.1%, private and other revenue increased $6.9 million, or 21.1% and Medicaid skilled revenue increased $4.4 million, or 35.5%. Transitional, skilled and assisted living revenue generated by Recently Acquired Facilities increased by approximately $39.2 million. Since January 1, 2014, we have acquired 32 facilities in nine states.

Transitional, skilled and assisted living revenue generated by Same Facilities increased $9.7 million, or 4.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to increases in Medicare revenue of $2.8 million, or 4.5%, Medicaid revenue of $1.6 million, or 2.1%, and managed care revenue of $3.1 million, or 10.2%. These increases were primarily attributable to increases in Medicare days and managed care days of 2.9% and 8.0%, respectively, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Medicare revenue per patient day, Medicaid revenue per patient day and managed care revenue per patient day increased by 2.1%, 4.0% and 1.1%, respectively, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In addition, Same Facilities patient days decreased during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 attributable to flooding at one of our operating subsidiaries, which re-opened at the end of May 2015.

Transitional, skilled and assisted living revenue at Transitioning Facilities increased $1.2 million, or 6.5% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to increases in Medicare revenue of $0.5 million, or 11.6%, and Medicaid revenue of $0.5 million, or 6.7%. These increases were primarily attributable to increases in Medicare days and managed care days of 1.0% and 1.6%, respectively, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Medicare revenue per patient day and Medicaid revenue per patient day increased by 6.7% and 9.3%, respectively, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Skilled Nursing Average Daily Revenue Rates:
Medicare	$565.66	$554.19	$485.55	$454.87	$524.11	$510.45	$554.72	$546.52
Managed care	420.72	416.16	469.91	469.88	449.65	426.16	428.94	419.91
Other skilled	468.38	443.16	333.97	—	361.80	307.67	448.95	435.98
Total skilled revenue	500.85	491.93	478.46	460.49	468.83	421.20	494.31	488.22
Medicaid	184.26	177.09	175.29	160.44	193.23	183.23	184.80	175.79
Private and other payors	193.42	189.44	136.04	156.06	205.00	185.07	189.87	185.87
Total skilled nursing revenue	$281.14	$268.54	$230.82	$218.93	$288.93	$245.91	$278.71	$263.79

Medicare daily rates at Same and Transitioning Facilities increased by 2.1% and 6.7%, respectively, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increases were impacted by a 2.0% net market basket increase, which went into effect in October 2014, compared to a net market basket increase of 1.3%, which went into effect in October 2013. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

Other Skilled rates increased by 3.0% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to the increase in our daily sub-acute rates in various states. The average Medicaid rates increased 5.1% for the three months ended June 30, 2015 relative to the same period in the prior year primarily due to increases in rates in various states.

Average daily rates at Recently Acquired Facilities increase by 17.5% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to strategic acquisitions of skilled nursing and assisted living facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Revenue:
Medicare	30.7%	30.8%	26.6%	25.6%	26.6%	16.7%	29.9%	30.1%
Managed care	15.8	15.2	15.5	15.9	22.6	19.7	16.9	15.3
Other skilled	7.4	6.3	0.2	—	6.3	8.6	6.6	6.0
Skilled mix	53.9	52.3	42.3	41.5	55.5	45.0	53.4	51.4
Private and other payors	8.4	9.0	9.6	11.6	9.0	6.0	8.6	9.1
Quality mix	62.3	61.3	51.9	53.1	64.5	51.0	62.0	60.5
Medicaid	37.7	38.7	48.1	46.9	35.5	49.0	38.0	39.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Days:
Medicare	15.3%	14.9%	12.6%	12.3%	14.7%	8.1%	15.0%	14.5%
Managed care	10.6	9.8	7.6	7.4	14.6	11.4	11.0	9.6
Other skilled	4.4	3.8	0.2	—	4.9	6.8	4.1	3.7
Skilled mix	30.3	28.5	20.4	19.7	34.2	26.3	30.1	27.8
Private and other payors	12.2	12.8	16.2	16.3	12.7	8.0	12.6	12.9
Quality mix	42.5	41.3	36.6	36.0	46.9	34.3	42.7	40.7
Medicaid	57.5	58.7	63.4	64.0	53.1	65.7	57.3	59.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Three Months Ended June 30,
	2015	2014	Change	% Change
Results:
Home health and hospice revenue
Home health services	$11,294	$7,132	$4,162	58.4%
Hospice services	8,650	5,572	3,078	55.2
Total home health and hospice revenue	$19,944	$12,704	$7,240	57.0%
Home health services:
Medicare Episodic Admissions	1,672	1,293	379	29.3%
Average Medicare Revenue per Completed Episode	$2,954	$2,961	$(7)	(0.2)%
Hospice services:
Average Daily Census	562	392	170	43.4%
Home health and hospice revenue increased $7.2 million, or 57.0%, to $19.9 million for the three months ended June 30, 2015 compared to $12.7 million for the three months ended June 30, 2014. Of the $7.2 million increase, Medicare and managed care revenue increased $5.2 million, or 48.0%, and Medicaid custodial revenue increased $1.3 million. The increase in revenue is due primarily to organic growth in existing agencies, coupled with additional agencies acquired since April 1, 2014. Since April 1, 2014, we have acquired five home health agencies, five hospice agencies and three home care operations in six states.

Cost of Services (exclusive of rent and depreciation and amortization shown separately)

Cost of services increased $46.2 million, or 22.9%, to $248.3 million for the three months ended June 30, 2015 compared to $202.1 million for the three months ended June 30, 2014. Cost of services as a percentage of total revenue decreased to 79.8% for the three months ended June 30, 2015 as compared to 80.8% for the three months ended June 30, 2014.

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2015				2014
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$223,478	$16,449	$8,365	$248,292	$186,411	$10,159	$5,487	$202,057

Transitional, Skilled and Assisted Living Services

	Three Months Ended June 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$223,478	$186,411	$37,067	19.9%
Revenue percentage	79.4%	80.3%		(1.0)%

Cost of services related to our transitional, skilled and assisted living services increased $37.1 million, or 19.9%, to $223.5 million for the three months ended June 30, 2015 compared to $186.4 million for the three months ended June 30, 2014. Of the $37.1 million increase, cost of services at Recently Acquired Facilities increased $31.7 million. Cost of services as a percentage of total revenue decreased to 79.4% for the three months ended June 30, 2015 as compared to 80.3% for the three months ended June 30, 2014. The decrease is primarily attributable to the decrease in insurance expenses.

Home Health and Hospice Services

	Three Months Ended June 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$16,449	$10,159	$6,290	61.9%
Revenue percentage	82.5%	80.0%		2.5%

Cost of services related to our home health and hospice services increased $6.3 million, or 61.9%, to $16.4 million for the three months ended June 30, 2015 compared to $10.2 million for the three months ended June 30, 2014. Cost of services as a percentage of total revenue increased to 82.5% for the three months ended June 30, 2015 as compared to 80.0% for the three months ended June 30, 2014. The increase was due to increased costs related to start-up and transitioning operations compared to the three months ended June 30, 2014.

Rent — Cost of Services. Rent — cost of services increased $10.8 million to $19.1 million for the three months ended June 30, 2015 compared to $8.3 million for the three months ended June 30, 2014. Rent-cost of service as a percentage of total revenue increased to 6.1% for the three months ended June 30, 2015 from 3.3% for the three months ended June 30, 2014. The increase in rent was primarily due to lease agreements under the Master Leases entered into with CareTrust in connection with the Spin-Off and new leases for newly opened urgent care centers and newly acquired skilled nursing facilities. Rent expense under the Master Leases was $14.0 million for the three months ended June 30, 2015 compared to $4.7 million for the three months ended June 30, 2014.
General and Administrative Expense. General and administrative expense decreased $3.0 million, or 16.4%, to $15.3 million for the three months ended June 30, 2015 compared to $18.3 million for the three months ended June 30, 2014. The decrease was primarily due to $7.3 million of costs incurred in connection with the Spin-Off during the three months ended June 30, 2014, which did not recur in 2015, partially offset by operational growth during 2015. Excluding these costs, general and administrative expense as a percentage of revenue was 4.4% for the three months ended June 30, 2014 compared to 4.9% for the three months ended June 30, 2015.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.4 million, or 17.9% to $6.4 million for the three months ended June 30, 2015 compared to $7.8 million for the three months ended June 30, 2014. Depreciation and amortization expense decreased as a percentage of total revenue to 2.1% for the three months ended June 30, 2015 compared to 3.1% for the three months ended June 30, 2014. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation in Recently Acquired Facilities of $1.8 million.
Other Expense, net. Other income (expense), net decreased $8.2 million to $0.4 million for the three months ended June 30, 2015 compared $8.6 million for the three months ended June 30, 2014. Other expense as a percentage of revenue was 0.1% for the three months ended June 30, 2015 compared to 3.5% for the three months ended June 30, 2014. The decline as a percentage of revenue was due to the decrease in interest expenses as a result of the repayments of outstanding debt in connection with the Spin-Off during the three months ended June 30, 2014.
Provision for Income Taxes. Provision for income taxes increased $4.9 million to $8.4 million for the three months ended June 30, 2015 as compared to $3.5 million for the three months ended June 30, 2014. This increase resulted from the increase in income before income taxes of $16.6 million. Our effective tax rate was 38.8% for the three months ended June 30, 2015 compared to 69.7% for the three months ended June 30, 2014. Included in income before income taxes for the three months ended June 30, 2014 are costs incurred in connection with the Spin-Off of $13.0 million, which included permanent non-deductible transaction costs. These costs did not recur in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Total consolidated revenue increased $127.9 million, or 26.1%, to $617.6 million for the six months ended June 30, 2015 from $489.7 million for the six months ended June 30, 2014.

	Six Months Ended June 30,
	2015		2014
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
Transitional, skilled and assisted living services:
Skilled nursing facilities	530,179	85.8%	432,682	88.4%
Assisted and independent living facilities	30,230	4.9	23,455	4.8
Total transitional, skilled and assisted living services	560,409	90.7	456,137	93.2
Home health and hospice services:
Home health	21,656	3.5	13,283	2.7
Hospice	16,604	2.7	10,567	2.2
Total home health and hospice services	38,260	6.2	23,850	4.9
All other (1)	18,916	3.1	9,709	1.9
Total revenue	$617,585	100.0%	$489,696	100.0%
(1) Includes revenue from services provided at our urgent care clinics and a mobile x-ray and diagnostic company.

Transitional, Skilled and Assisted Living Services

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$530,179	$432,682	$97,497	22.5%
Assisted and independent living revenue	30,230	23,455	6,775	28.9%
Total transitional, skilled and assisted living revenue	$560,409	$456,137	$104,272	22.9%
Number of facilities at period end	150	125	25	20.0%
Actual patient days	2,198,396	1,900,270	298,126	15.7%
Occupancy percentage — Operational beds	78.4%	78.0%		0.4%
Skilled mix by nursing days	30.2%	27.8%		2.4%
Skilled mix by nursing revenue	53.2%	51.2%		2.0%

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$420,356	$396,201	$24,155	6.1%
Assisted and independent living revenue	15,854	15,706	148	0.9%
Total transitional, skilled and assisted living revenue	$436,210	$411,907	$24,303	5.9%
Number of facilities at period end	101	101	—	—%
Actual patient days	1,640,054	1,645,828	(5,774)	(0.4)%
Occupancy percentage — Operational beds	81.0%	80.5%		0.5%
Skilled mix by nursing days	30.5%	28.6%		1.9%
Skilled mix by nursing revenue	53.8%	52.1%		1.7%

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$32,629	$30,177	$2,452	8.1%
Assisted and independent living revenue	6,414	5,646	768	13.6%
Total transitional, skilled and assisted living revenue	$39,043	$35,823	$3,220	9.0%
Number of facilities at period end	17	17	—	—%
Actual patient days	202,291	194,649	7,642	3.9%
Occupancy percentage — Operational beds	69.0%	65.6%		3.4%
Skilled mix by nursing days	20.7%	19.2%		1.5%
Skilled mix by nursing revenue	42.5%	40.6%		1.9%

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$77,194	$6,304	$70,890	NM
Assisted and independent living revenue	7,962	856	7,106	NM
Total transitional, skilled and assisted living revenue	$85,156	$7,160	$77,996	NM
Number of facilities at period end	32	7	25	NM
Actual patient days	356,051	31,777	324,274	NM
Occupancy percentage — Operational beds	73.3%	56.2%		NM
Skilled mix by nursing days	33.3%	26.5%		NM
Skilled mix by nursing revenue	54.4%	44.8%		NM

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Assisted and independent living revenue	—	1,247	(1,247)	NM
Total transitional, skilled and assisted living revenue	$—	$1,247	$(1,247)	NM
Actual patient days	—	28,016		NM
Occupancy percentage — Operational beds	—%	70.3%		NM
___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2012.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2012 to December 31, 2013.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2014.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014. These results were excluded from Same Facility results for the six months ended June 30, 2014 for comparison purposes.

Revenue. Transitional, skilled and assisted living revenue increased $104.3 million, or 22.9%, to $560.4 million for the six months ended June 30, 2015 compared to $456.1 million for the six months ended June 30, 2014. Of the $104.3 million increase, Medicare and managed care revenue increased $50.7 million, or 25.1%, Medicaid custodial revenue increased $30.9 million, or 18.5%, private and other revenue increased $13.3 million, or 20.8%, and Medicaid skilled revenue increased $9.4 million, or 40.6%. Transitional, skilled and assisted living revenue generated by Recently Acquired Facilities increased by approximately $78.0 million. Since January 1, 2014, we have acquired 32 facilities in nine states.

Transitional, skilled and assisted living revenue generated by Same Facilities increased $24.3 million, or 5.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to increases in Medicare revenue of $7.0 million, or 5.5%, Medicaid revenue of $5.7 million, or 3.8%, and managed care revenue of $6.5 million, or 11.0%. These increases were primarily attributable to increases in Medicare days and managed care days of 3.6% and 9.8%, respectively, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Medicare revenue per patient day, Medicaid revenue per patient day and managed care revenue per patient day increased by 2.7%, 5.7% and 1.3%, respectively, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in the average Medicaid revenue per patient day was primarily due to increases in rates in various states and additional payments from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program. In addition, Same Facilities patient days decreased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 attributable to flooding at one of our operating subsidiaries, which re-opened at the end of May 2015.

Transitional, skilled and assisted living revenue at Transitioning Facilities increased $3.2 million, or 9.0% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to increases in Medicare revenue of $1.4 million, or 18.1%, and Medicaid revenue of $1.0 million, or 7.0%. These increases were primarily attributable to increases in Medicare days and managed care days of 10.1% and 5.1%, respectively, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Medicare revenue per patient day increased by 5.5% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Skilled Nursing Average Daily Revenue Rates:
Medicare	$567.73	$553.05	$482.92	$457.70	$534.55	$505.65	$558.20	$546.17
Managed care	416.13	410.79	460.77	466.02	453.93	422.30	425.87	414.53
Other skilled	473.75	442.41	327.08	—	368.68	300.59	456.13	437.74
Total skilled revenue	501.87	490.36	474.07	460.85	474.03	414.43	496.10	487.50
Medicaid	188.71	178.53	172.52	161.71	194.88	183.30	188.20	177.08
Private and other payors	193.01	189.23	149.14	152.56	210.32	186.86	191.62	185.23
Total skilled nursing revenue	$284.81	$269.16	$231.47	$217.58	$289.78	$244.78	$281.59	$264.42

Medicare daily rates at Same and Transitioning Facilities increased by 2.7% and 5.5%, respectively, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases were impacted by a 2.0% net market basket increase, which went into effect in October 2014, compared to a net market basket increase of 1.3%, which went into effect in October 2013. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

Other Skilled rates increased by 3.0% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to the increase in our daily sub-acute rates in various states. The average Medicaid rates increased 6.3% for the six months ended June 30, 2015 relative to the same period in the prior year, primarily due to increases in rates in various states and additional payments from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program.

Average daily rates at Recently Acquired Facilities increase by 18.4% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to strategic acquisitions of skilled nursing and assisted living facilities. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Revenue:
Medicare	31.2%	31.2%	27.2%	25.1%	24.4%	16.0%	29.9%	30.6%
Managed care	15.5	14.9	15.2	15.5	24.1	20.2	16.8	15.0
Other skilled	7.1	6.0	0.1	—	5.9	8.6	6.5	5.6
Skilled mix	53.8	52.1	42.5	40.6	54.4	44.8	53.2	51.2
Private and other payors	8.2	9.0	9.9	11.8	9.5	5.7	8.5	9.2
Quality mix	62.0	61.1	52.4	52.4	63.9	50.5	61.7	60.4
Medicaid	38.0	38.9	47.6	47.6	36.1	49.5	38.3	39.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Days:
Medicare	15.6%	15.2%	13.1%	11.9%	13.2%	7.8%	15.1%	14.8%
Managed care	10.6	9.8	7.6	7.3	15.4	11.7	11.1	9.6
Other skilled	4.3	3.6	—	—	4.7	7.0	4.0	3.4
Skilled mix	30.5	28.6	20.7	19.2	33.3	26.5	30.2	27.8
Private and other payors	12.2	12.8	15.4	16.8	13.1	7.4	12.5	13.0
Quality mix	42.7	41.4	36.1	36.0	46.4	33.9	42.7	40.8
Medicaid	57.3	58.6	63.9	64.0	53.6	66.1	57.3	59.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Six Months Ended June 30,
	2015	2014	Change	% Change
Results:
Home health and hospice revenue
Home health services	$21,656	$13,283	$8,373	63.0%
Hospice services	16,604	10,567	6,037	57.1
Total home health and hospice revenue	$38,260	$23,850	$14,410	60.4%
Home health services:
Medicare Episodic Admissions	3,415	2,510	905	36.1%
Average Medicare Revenue per Completed Episode	$2,984	$2,910	$74	2.5%
Hospice services:
Average Daily Census	552	420	132	31.4%
Home health and hospice revenue increased $14.4 million, or 60.4%, to $38.3 million for the six months ended June 30, 2015 compared to $23.9 million for the six months ended June 30, 2014. Of the $14.4 million increase, Medicare and managed care revenue increased $10.4 million, or 51.0%, and Medicaid custodial revenue increased $2.3 million. The increase in revenue is due primarily to organic growth in existing agencies, coupled with additional agencies acquired since January 1, 2014. Since January 1, 2014, we have acquired five home health agencies, five hospice agencies and three home care operations in six states.

Cost of Services (exclusive of rent and depreciation and amortization shown separately)

Cost of services increased $97.9 million, or 25.0%, to $489.7 million for the six months ended June 30, 2015 compared to $391.8 million for the six months ended June 30, 2014. Cost of services as a percentage of total revenue decreased to 79.3% for the six months ended June 30, 2015 as compared to 80.0% for the six months ended June 30, 2014.

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2015				2014
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$441,841	$31,609	$16,298	$489,748	$362,735	$19,152	$9,908	$391,795

Transitional, Skilled and Assisted Living Services

	Six Months Ended June 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$441,841	$362,735	$79,106	21.8%
Revenue percentage	78.8%	79.5%		(0.7)%

Cost of services related to our transitional, skilled and assisted living services increased $79.1 million, or 21.8%, to $441.8 million for the six months ended June 30, 2015 compared to $362.7 million for the six months ended June 30, 2014. Of the $79.1 million increase, cost of services at Recently Acquired Facilities increased $62.1 million. Cost of services as a percentage of total revenue decreased to 78.8% for the six months ended June 30, 2015 compared to 79.5% for the six months ended June 30, 2014.

Home Health and Hospice Services

	Six Months Ended June 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$31,609	$19,152	$12,457	65.0%
Revenue percentage	82.6%	80.3%		2.3%

Cost of services related to our home health and hospice services increased $12.5 million, or 65.0%, to $31.6 million for the six months ended June 30, 2015 compared to $19.2 million for the six months ended June 30, 2014. Cost of services as a percentage of total revenue increased to 82.6% for the six months ended June 30, 2015 compared to 80.3% for the six months ended June 30, 2014. The increase was due to increased costs related to start-up and transitioning operations compared to the six months ended June 30, 2014.

Rent — Cost of Services. Rent — cost of services increased $26.2 million to $38.0 million for the six months ended June 30, 2015 compared to $11.8 million for the six months ended June 30, 2014. Rent-cost of service as a percentage of total revenue increased to 6.2% for the six months ended June 30, 2015 from 2.4% for the six months ended June 30, 2014. The increase in rent was primarily due to lease agreements under the Master Leases entered into with CareTrust in connection with the Spin-Off and new leases for newly opened urgent care centers and newly acquired skilled nursing facilities. Rent expense under the Master Leases was $28.0 million for the six months ended June 30, 2015 compared to $4.7 million for the six months ended June 30, 2014.
General and Administrative Expense. General and administrative expense decreased $1.6 million, or 5.1%, to $29.8 million for the six months ended June 30, 2015 compared to $31.4 million for the six months ended June 30, 2014. The decrease was primarily due to $8.9 million of costs incurred in connection with the Spin-Off during the six months ended June 30, 2014, which did not recur in 2015, partially offset by operational growth during 2015. Excluding these Spin-Off costs, general and administrative expense as a percentage of revenue was 4.6% for the six months ended June 30, 2014 compared to 4.8% for the six months ended June 30, 2015.
Depreciation and Amortization. Depreciation and amortization expense decreased $3.8 million, or 22.8% to $12.9 million for the six months ended June 30, 2015 compared to $16.7 million for the six months ended June 30, 2014. Depreciation and amortization expense decreased as a percentage of total revenue to 2.1% for the six months ended June 30, 2015 compared to 3.4% for the six months ended June 30, 2014. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation in Recently Acquired Facilities. Depreciation and amortization expense of $1.5 million in Recently Acquired Facilities includes amortization expense of patient base intangible assets of $0.6 million, which are amortized over four to eight months.
Other Expense, net. Other income (expense), net decreased $10.9 million to $0.9 million for the six months ended June 30, 2015 compared to $11.8 million for the six months ended June 30, 2014. Other expense as a percentage of revenue was 0.1% for the six months ended June 30, 2015 compared to 2.4% for the six months ended June 30, 2014. The decline as a percentage of revenue was due to the decrease in interest expenses as a result of the repayments of outstanding debt in connection with the Spin-Off during the six months ended June 30, 2014.
Provision for Income Taxes. Provision for income taxes increased $6.4 million, or 55.1%, to $18.0 million for the six months ended June 30, 2015 as compared to $11.6 million for the six months ended June 30, 2014. This increase resulted from the increase in income before income taxes of $20.1 million or 76.7%. Our effective tax rate was 38.8% for the six months ended June 30, 2015 compared to 44.4% for the six months ended June 30, 2014. Included in income before income taxes for the six months ended June 30, 2014 are charges of $14.6 million in connection with the Spin-Off, which included permanent non-deductible transaction costs. These costs did not recur in 2015.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of facilities through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $61.0 million and $38.4 million for the six months ended June 30, 2015 and 2014, respectively. Total capital expenditures for property and equipment were $28.8 million and $32.6 million for the six months ended June 30, 2015 and 2014, respectively. We currently have approximately $45.0 million budgeted for renovation projects for 2015.

We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility with a lending consortium arranged by SunTrust (the Credit Facility) of $150.0 million, will be sufficient to cover our operating needs for at least the next 12 months.

In February 2015, we completed a common stock offering, issuing 2.7 million shares at approximately $41.00 per share. After deducting underwriting discounts and commissions of $5.6 million, excluding other issuance costs of $0.3 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under the Credit Facility.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2015, we held debt security investments of approximately $24.6 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$6,808	$37,077
Net cash used in investing activities	(89,427)	(87,405)
Net cash provided by financing activities	82,846	6,966
Net increase (decrease) in cash and cash equivalents	227	(43,362)
Cash and cash equivalents at beginning of period	50,408	65,755
Cash and cash equivalents at end of period	$50,635	$22,393
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net cash provided by operations for the six months ended June 30, 2015 was $6.8 million compared to $37.1 million for the six months ended June 30, 2014, a decrease of $30.3 million. This decrease was primarily due to an increase in accounts receivable and timing of the payment of accounts payable and other accrued expenses, partially offset by improved operating results in 2015.
Net cash used in investing activities for the six months ended June 30, 2015 was $89.4 million compared to $87.4 million for the six months ended June 30, 2014, an increase of $2.0 million. The increase was primarily the result of business acquisitions of $61.0 million during the six months ended June 30, 2015, compared to $38.4 million during the six months ended June 30, 2014, an increase of $22.6 million; partially offset by the use of escrow deposit of $16.2 million during the six months ended June 30, 2015, compared $1.0 million during the six months ended June 30, 2014.
Net cash provided by financing activities for the six months ended June 30, 2015 was $82.8 million as compared to net cash provided by financing activities of $7.0 million for the six months ended June 30, 2014, an increase of $75.8 million. This increase was primarily due to the net proceeds received from the common stock offering of $106.3 million and proceeds from our revolving credit facility of $129.0 million during the six months ended June 30, 2015, offset by repayments of $154.1 million on the revolving credit facility and other debt during the six months ended June 30, 2015 as compared to $241.2 million during the six months ended June 30, 2014, and other cash outflows related to the Spin-Off during the six months ended June 30, 2014 .
Principal Debt Obligations and Capital Expenditures

Credit Facility with a Lending Consortium Arranged by SunTrust (the Credit Facility)
On May 30, 2014, we entered into the Credit Facility in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. Under the Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.3% to 2.3% per annum or LIBOR plus a margin ranging from 2.3% to 3.3% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.3% to 0.5% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility. We are permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of June 30, 2015, our operating subsidiaries had $40.0 million outstanding under the Credit Facility. As of July 31, 2015, there was approximately $50.0 million outstanding under the Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that we and our subsidiaries mortgage certain of our real property assets to secure the Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2015, we were in compliance with all loan covenants.

Mortgage Loan with Red Mortgage Capital, LLC

On September 24, 2014, we assumed an existing mortgage loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 2.6% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 9.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through 11 of the loan. There is no prepayment penalty after year 11. The term of the mortgage loan is 25 years, with monthly principal and interest payments through October 1, 2037. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of June 30, 2015, our operating subsidiary had $3.3 million outstanding, of which $0.1 million is classified as short-term and the remaining $3.2 million is classified as long-term.

Promissory Note with Vannovi Properties, LLC

On April 1, 2015, we entered into a promissory note with Vannovi Properties, LLC for approximately $6.2 million in connection with an acquisition. The unpaid balance of principal and accrued interest from the note is due on April 30, 2027. The note bears interest at a rate of 5.3% per annum. As of June 30, 2015, our operating subsidiary had $6.2 million outstanding under the note, of which $0.4 million is classified as short-term and the remaining $5.8 million is classified as long-term.

Mortgage Loan with Ziegler Financing Corporation

On July 1, 2015, we assumed an existing mortgage loan with Ziegler Financing Corporation of approximately $5.5 million in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 3.5% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 8.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through ten of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loan is 33 years, with monthly principal and interest payments through March 1, 2045. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.
Contractual Obligations, Commitments and Contingencies
We lease from CareTrust real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities used in our operations under the Master Leases as a result of the Spin-Off. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. Annual rent expense under the Master Leases will be approximately $56.0 million during each of the first two years of the Master Leases.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $28.0 million for the six months ended June 30, 2015.

At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2015, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with Mainstreet Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases). The term of the each lease is 15 years with two five year renewal options. The rent structure under the Healthcare Resorts Lease is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $19.2 million and $38.3 million during the three and six months ended June 30, 2015, respectively, compared to $8.4 million and $12.1 million during the three and six months ended June 30, 2014, respectively.
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
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of June 30, 2015.
Internal Revenue Service Examination
During the third quarter of 2014, we received a notification from the IRS that our 2012 tax return will be examined. During the second quarter of 2015, the examination was closed with no adjustments. We are not currently under examination by any major income tax jurisdiction. See Note 16, Income Taxes. Our employment tax returns for the 2012 tax year are under examination by IRS.
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

In April 2015, the FASB issued its final standard on presentation of debt issuance costs, which changes the presentation of debt issuance costs in the financial statements to represent such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had approximately $2.7 million on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit. Subsequent to June 30, 2015, we increased the letters of credit by $0.5 million.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. The Credit Facility exposes us to variability in interest payments due to changes in LIBOR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.

Our mortgages generally contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date. Where prepayment is permitted, we are generally allowed to make prepayments only at a premium which is often designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.
At June 30, 2015, our subsidiaries had $40.0 million outstanding under the Credit Facility. No principal repayments are required under the Credit Facility prior to maturity and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under the Credit Facility bear interest, at our option, equal to either a base rate plus a premium or

LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.3% to 0.5% per annum. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the Credit Facility. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
Our cash and cash equivalents as of June 30, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2015, we held debt security investments of approximately $24.6 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2015 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33757) for additional information concerning these and other uncertainties that could negatively impact the Company.
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 37.8% and 38.1% of our revenue from the Medicaid program for the three and six months ended June 30, 2015, respectively, and 39.3% for each of the three and six months ended June 30, 2014. We derived 30.7% of our revenue from the Medicare program for each of the three and six months ended June 30, 2015, and 30.9% and 31.4% for the three and six months ended June 30, 2014, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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

On July 9, 2015, the Centers for Medicare & Medicaid Services (CMS) proposed a new mandatory Comprehensive Care for Joint Replacement (CCJR) model focusing on coordinated, patient-centered care. Under this proposed model, the hospital in which the hip or knee replacement takes place would be accountable for the costs and quality of care from the time of the surgery through 90 days after or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital would either earn a financial reward or be required to repay Medicare for a portion of the costs. This payment would give hospitals an incentive to work with physicians, home health agencies, and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This proposed model would be in 75 geographic areas throughout the country and most hospitals in those regions would be required to participate. Following publication of a final rule and implementation of the CCJR program, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or reduced in those geographic areas identified by CMS for mandatory participation in the bundled payment program.
On July 13, 2015, CMS released a proposed rule that would reform requirements for long-term care (LTC) facilities, specifically skilled nursing facilities (SNFs) and nursing facilities (NFs), to participate in Medicare and Medicaid. The rule would reorder, clarify, and update regulations that the agency has not reviewed comprehensively since 1991. Under the proposed rule, facilities are required to 1) create interim care plans within 48 hours of admission, notify a resident’s physician after a change in status, engage in interdisciplinary care planning, have a practitioner assess the patient in-person prior to a transfer to the hospital, and improve clinical records to ensure providers have the necessary information to decide on hospitalization; 2) conduct comprehensive assessments of their staff and patient needs, apply current requirements for antipsychotic drugs to all psychotropic drugs, and require physicians to document their response to irregularities identified by consultant pharmacists; 3) conduct assessments of their resident population, implement and update periodically an infection prevention and control program, and establish an antibiotic stewardship program; 4) address requirements related to behavioral health services, ensuring facilities have adequate staffing to meet the needs of residents with mental illness and cognitive impairment; and 5) conduct assessments of their patient populations and related care needs to determine adequate staffing levels (i.e., number and skillsets) for nursing, behavioral health, and nutritional services. CMS estimates that these proposed regulations would cost facilities nearly $46.5 million in the first year and over $40.6 million in subsequent years. However, these amounts would vary considerably among organizations. In addition to the monetary costs, these regulations may create compliance issues, as state regulators and surveyors interpret requirements that are less explicit.
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.

On July 30, 2015, CMS published its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by1.2% for fiscal year 2016. This estimate increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% MFP adjustment required by the PPACA.

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

On July 6, 2015, CMS published proposed changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2016. Under this rule, CMS proposes to decrease the national, standardized 60-day episode payment amount by 1.72% in each of calendar year 2016 and 2017 to account for nominal case-mix coding intensity growth unrelated to changes in patient acuity between calendar year 2012 and 2014. The decrease reflects the effects of the 2.3% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor.

Further, CMS announced a proposal to launch Home Health Value-Based Purchasing model to test whether incentives for better care can improve outcomes in the delivery of home health services. The model would apply a payment reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 5.0% in each of the first two payment adjustment years, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. CMS estimates that implementing a home health value-based model will result in a 1.8% decrease in Medicare payments to home health agencies across the industry.

Lastly, CMS proposed one standardized cross-setting measure for calendar year 2016. The Home Health Conditions of Participation (CoPs) require home health agencies to submit OASIS assessments as a condition of payment and also for quality measurement purposes. Home health agencies that do not submit quality measure data to CMS will see a 2.0% reduction in their annual home health payment update percentage. Under the proposed rule, all home health agencies are required to submit both admission and discharge OASIS assessments for a minimum of 70.0% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. The proposed rule will incrementally increase this compliance threshold by 10.0% in each of the subsequent periods (July 1, 2016 and July 1, 2017) to reach 90.0%.

On October 30, 2014, CMS announced payment changes to the Medicare HH PPS for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.3%, or $60 million. The decrease reflects the effects of the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the Affordable Care Act. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if a home health agency (HHA) claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

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

On July 31, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.1% increase in their payments effective October 1, 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.4% minus 0.3% for reductions required by law) and a 1.2% decrease in payments to hospices due to updated wage data and the phase-out of its wage index budget neutrality adjustment factor (BNAF), offset by the newly announced Core Based Statistical Areas (CBSA) delineation impact of 0.2%.  The rule also created two different payment rates for routine home care (RHC) that would result in a higher base payment rate for the first 60 days of hospice care and a reduced base payment rate for 61 or more days of hospice care and a Service Intensity Add-On (SIA) Payment for fiscal year 2016 and beyond in conjunction with the proposed RHC rates.

On August 1, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, hospices will see an estimated 1.4% increase in their payments for fiscal year 2015.  The hospice payment increase would be the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.9% minus 0.8% for reductions required by law) and a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS’ seven-year phase-out of its wage index BNAF.  The final rule also states that CMS will begin national implementation of the CAHPS Hospice Survey starting January 1, 2015.  In the final rule, CMS requires providers to complete their hospice cap determination within 150 days after the cap period and remit any overpayments.  If a hospice does not complete its cap determination in a timely fashion, its Medicare payments would be suspended until the cap determination is complete and received by the contractor.  This is similar to the current practice for all other provider types that file cost reports with Medicare.
On August 2, 2013, CMS issued its final rule that updated fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Hospices were projected to see an estimated 1.0% ($160 million) increase in their payments for fiscal year 2014. The hospice payment increase was the net result of a hospice payment update percentage of 1.7% (a 2.5% hospital market basket increase minus a 0.8% reduction mandated by law), and a 0.7% decrease in payments to hospices due to updated wage data and the fifth year of the CMS's seven-year phase-out of its wage index BNAF. As finalized in this rule, CMS will update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years. The fiscal year 2014 hospice payment rates and wage index became effective on October 1, 2013.
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

On July 6, 2015, CMS announced a proposal to launch Home Health Value-Based Purchasing model to test whether incentives for better care can improve outcomes in the delivery of home health services. The model would apply a payment reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 5.0% in each of the first two payment adjustment years, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years.

On June 28, 2012, the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of PPACA to proceed. The provisions of PPACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.

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

In 2004, our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of June 30, 2015, we have one operating subsidiary that is currently under probe review.

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

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operating subsidiaries are currently on prepayment review, although some may be placed on prepayment review in the future. We have one operating subsidiary that is currently undergoing targeted review.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had several affiliated facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operating subsidiaries, and have successfully graduated five operating subsidiaries from the program to date. Other operating subsidiaries may be identified for such status in the future.

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

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our rehabilitation therapy revenue. The exceptions to these caps were extended through the remainder of calendar year 2015 and for all of calendar year 2016 and 2017.

Our hospice operating subsidiaries are subject to annual Medicare caps calculated by Medicare. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the six months ended June 30, 2015, we had one operating subsidiary that exceeded the annual Medicare caps by approximately $0.3 million.

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

We are subject to federal and state laws, such as the federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we announced that we reached a tentative settlement with the Department of Justice (DOJ) regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the settlement, we entered into a Corporate Integrity Agreement with the Office of Inspector General-HHS. Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations.

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

In some circumstances, if one facility is convicted of abusive or fraudulent behavior, then other facilities under common control or ownership may be decertified from participating in Medicaid or Medicare programs. Federal regulations prohibit any corporation or facility from participating in federal contracts if it or its principals have been barred, suspended or declared ineligible from participating in federal contracts. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state may be de-licensed if one or more of the facilities are de-licensed. If any of our operating subsidiaries were decertified or excluded from participating in Medicaid or Medicare programs, our revenue would be adversely affected.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and six months ended June 30, 2015, 68.5% and 68.8%, respectively, of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

In October 2013, we entered into the Settlement Agreement with the DOJ pertaining to an investigation of certain of our operating subsidiaries. Pursuant to the Settlement Agreement, we made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. We have denied engaging in any illegal conduct, and have agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

To date, our revenue growth has been significantly impacted by our acquisition of new facilities and businesses. Subject to general market conditions and the availability of essential resources and leadership within our company, we continue to seek both single-and multi-facility acquisition and business acquisition opportunities that are consistent with our geographic, financial and operating objectives.

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

During the six months ended June 30, 2015, we continued to expand our operations with the addition of nine stand-alone skilled nursing operations, five assisted and independent living operations, two home health agencies, one home care operation and three urgent care centers to our operations with a total of 729 operational skilled nursing beds and 608 operational assisted and independent living units. During the year ended December 31, 2014, we acquired 15 stand-alone skilled nursing operations, three stand-alone assisted living operations, three home health agencies, four hospice agencies, one home care operation, one primary care group, one transitional care management company and seven urgent care centers with a total of 1,453 operational skilled nursing beds and 333 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

As of June 30, 2015, we leased 124 of our 150 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

In May 2014, we entered into the Credit Facility with a lending consortium arranged by SunTrust in an aggregate amount of $150.0 million. As of June 30, 2015, our operating subsidiaries had $40.0 million outstanding under the Credit Facility.

In 2014, we assumed an existing HUD-insured loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with an acquisition. The term of the mortgage loan is 25 years, with monthly principal and interest payments. As of June 30, 2015, our operating subsidiary had $3.3 million outstanding, of which $0.1 million is classified as short-term and the remaining $3.2 million is classified as long-term. The balance of the loan is due on October 1, 2037.

On April 1, 2015, we entered into a promissory note with Vannovi Properties, LLC of approximately $6.2 million in connection with an acquisition. The unpaid balance of principal and accrued interest from these notes is due on April 30, 2027. The note bears interest at a rate of 5.3% per annum. As of June 30, 2015, our operating subsidiary had $6.2 million outstanding under the note, of which $0.4 million is classified as short-term and the remaining $5.8 million is classified as long-term.

On July 1, 2015, we assumed an existing mortgage loan with Ziegler Financing Corporation of approximately $5.5 million in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 3.5% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 8.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through ten of the loan. There is no repayment penalty after year eleven. The term of the mortgage loan is 33 years, with monthly principal and interest payments through March 1, 2045. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

In addition, we had $1.3 billion of future operating lease obligations as of June 30, 2015. We intend to continue financing our affiliated facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Two of our affiliated facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities. This facility was transferred to CareTrust as part of the Spin-Off.

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

In February 2015, we completed a common stock offering, issuing approximately 2.7 million shares at approximately $41.00 per share. After deducting underwriting discounts and commissions of $5.6 million, excluding other issuance costs of $0.3 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under the Credit Facility.

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

THE ENSIGN GROUP, INC.

August 4, 2015	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)