Form 10-Q
period 2015-09-30
ENSIGN GROUP, INC
filed 2015-11-03
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2015, 25,652,745 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$40,069	$50,408
Restricted cash—current	—	5,082
Accounts receivable—less allowance for doubtful accounts of $27,595 and $20,438 at September 30, 2015 and December 31, 2014, respectively	192,016	130,051
Investments—current	4,500	6,060
Prepaid income taxes	6,792	2,992
Prepaid expenses and other current assets	15,417	8,434
Deferred tax asset—current	10,736	10,615
Total current assets	269,530	213,642
Property and equipment, net	257,164	149,708
Insurance subsidiary deposits and investments	30,050	17,873
Escrow deposits	2,310	16,153
Deferred tax asset	10,597	11,509
Restricted and other assets	8,177	6,833
Intangible assets, net	47,223	35,568
Goodwill	39,736	30,269
Other indefinite-lived intangibles	17,716	12,361
Total assets	$682,503	$493,916
Liabilities and equity
Current liabilities:
Accounts payable	$34,699	$33,186
Accrued wages and related liabilities	65,475	56,712
Accrued self-insurance liabilities—current	17,069	15,794
Other accrued liabilities	43,492	24,630
Current maturities of long-term debt	613	111
Total current liabilities	161,348	130,433
Long-term debt—less current maturities	69,209	68,279
Accrued self-insurance liabilities—less current portion	36,938	34,166
Deferred rent and other long-term liabilities	3,811	3,235
Total liabilities	271,306	236,113

Commitments and contingencies (Notes 17, 19, and 20)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 25,961 and 25,606 shares issued and outstanding at September 30, 2015, respectively, and 22,924 and 22,591 shares issued and outstanding at December 31, 2014, respectively (Note 2)	26	22
Additional paid-in capital (Note 2)	231,974	114,293
Retained earnings	181,890	145,846
Common stock in treasury, at cost, 146 and 150 shares at September 30, 2015 and December 31, 2014, respectively	(1,294)	(1,310)
Total Ensign Group, Inc. stockholders' equity	412,596	258,851
Non-controlling interest	(1,399)	(1,048)
Total equity	411,197	257,803
Total liabilities and equity	$682,503	$493,916
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$351,086	$260,841	$968,671	$750,537
Expense:
Cost of services (exclusive of rent, general and administrative and depreciation and amortization expenses shown separately below)	280,545	209,737	770,293	601,532
Rent—cost of services (Note 3 and 19)	24,500	18,176	62,531	30,008
General and administrative expense	17,165	12,956	46,917	44,370
Depreciation and amortization	7,288	4,677	20,185	21,343
Total expenses	329,498	245,546	899,926	697,253
Income from operations	21,588	15,295	68,745	53,284
Other income (expense):
Interest expense	(802)	(407)	(2,035)	(12,490)
Interest income	242	142	603	435
Other expense, net	(560)	(265)	(1,432)	(12,055)
Income before provision for income taxes	21,028	15,030	67,313	41,229
Provision for income taxes	7,869	6,659	25,833	18,284
Net income	13,159	8,371	41,480	22,945
Less: net loss attributable to noncontrolling interests	(313)	(535)	(351)	(1,494)
Net income attributable to The Ensign Group, Inc.	$13,472	$8,906	$41,831	$24,439
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.53	$0.40	$1.67	$1.10
Diluted	$0.51	$0.38	$1.61	$1.06
Weighted average common shares outstanding:
Basic	25,572	22,415	24,991	22,282
Diluted	26,535	23,186	25,940	23,014

Dividends per share	$0.075	$0.070	$0.225	$0.210

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$13,159	$8,371	$41,480	$22,945
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of income tax of $78 for the nine months ended September 30, 2014.	—	—	—	89
Reclassification of derivative loss to income, net of income tax benefit of $638 for the nine months ended September 30, 2014.	—	—	—	1,023
Comprehensive income	13,159	8,371	41,480	24,057
Less: net loss attributable to noncontrolling interests	(313)	(535)	(351)	(1,494)
Comprehensive income attributable to The Ensign Group, Inc.	$13,472	$8,906	$41,831	$25,551

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$41,480	$22,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,185	21,343
Amortization of deferred financing fees and debt discount	443	539
Deferred income taxes	778	(510)
Provision for doubtful accounts	13,770	9,271
Share-based compensation	4,948	3,813
Excess tax benefit from share-based compensation	(2,791)	(2,403)
Loss on extinguishment of debt	—	4,067
Loss on termination of interest rate swap	—	1,661
Loss on disposition of property and equipment	22	15
Change in operating assets and liabilities
Accounts receivable	(75,689)	(18,555)
Prepaid income taxes	(3,801)	4,811
Prepaid expenses and other assets	(6,932)	853
Insurance subsidiary deposits and investments	(10,617)	(1,654)
Accounts payable	538	4,164
Accrued wages and related liabilities	8,763	6,271
Other accrued liabilities	17,937	8,580
Accrued self-insurance liabilities	3,689	1,562
Deferred rent liability	577	(85)
Net cash provided by operating activities	13,300	66,688
Cash flows from investing activities:
Purchase of property and equipment	(42,300)	(42,125)
Cash payment for business acquisitions	(79,874)	(42,968)
Cash payment for asset acquisitions	(15,851)	(7,939)
Escrow deposits	(2,310)	(600)
Escrow deposits used to fund business acquisitions	16,153	1,000
Increase in restricted cash	—	(6,652)
Use of restricted cash	5,082	—
Restricted and other assets	(1,476)	(124)
Net cash used in investing activities	(120,576)	(99,408)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 17)	224,000	400,677
Payments on revolving credit facility and other debt (Note 17 and Note 2)	(234,267)	(301,171)
Proceeds from common stock offering (Note 2)	112,078	—
Issuance costs in connection with common stock offering (Note 2)	(5,961)	—
Issuance of treasury stock upon exercise of options	16	175
Cash retained by CareTrust at separation	—	(78,731)
Issuance of common stock upon exercise of options	3,828	2,510
Dividends paid	(5,559)	(4,753)
Excess tax benefit from share-based compensation	2,802	2,416
Prepayment penalty on early retirement of debt	—	(2,069)
Payments of deferred financing costs	—	(12,883)
Net cash provided by financing activities	96,937	6,171
Net decrease in cash and cash equivalents	(10,339)	(26,549)
Cash and cash equivalents beginning of period	50,408	65,755
Cash and cash equivalents end of period	$40,069	$39,206
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,967	$13,102
Income taxes	$26,002	$14,690
Non-cash financing and investing activity:
Accrued capital expenditures	$4,084	$1,520
Refundable deposits assumed as part of business acquisition	$3,488	$—
Debt assumed as part of acquisitions	$11,699	$3,417

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)
1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of skilled nursing, rehabilitative care services, home health, home care, hospice care, assisted living and urgent care services. As of September 30, 2015, the Company operated 178 facilities, fifteen home health and thirteen hospice agencies, three home care operations, one transitional care management company, seventeen urgent care centers and a mobile x-ray and diagnostic company, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, mobile x-ray and diagnostic and urgent care services. The Company's operating subsidiaries have a collective capacity of approximately 18,700 operational skilled nursing, assisted living and independent living beds. As of September 30, 2015, the Company owned 27 of its 178 affiliated facilities and leased an additional 151 facilities through long-term lease arrangements, and had options to purchase eighteen of those 151 facilities, of which three are skilled nursing facilities and the remaining fifteen are assisted and independent living facilities, located in California, Utah, Washington and Wisconsin. As of December 31, 2014, the Company owned 11 of its 136 affiliated facilities and leased an additional 125 facilities through long-term lease arrangements, and had options to purchase three of those 125 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
Subsequently, the Company issued 2,734 shares for approximately $41.00 per share. After deducting $5,604 in underwriting discounts and commissions, the Company received net proceeds of $106,474, before other issuance costs of $357. The Company used $94,000 of the net proceeds to pay off the outstanding amounts under its revolving credit facility with a lending consortium arranged by SunTrust (the Credit Facility).

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
The Company incurred transaction costs associated with the Spin-Off of $0 and $8,871 for the three and nine months ended September 30, 2014, respectively, which are included in general and administrative expenses within the condensed consolidated statements of income.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and assisted living operations, home health, hospice and home care operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at September 30, 2015.
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
Revenue from the Medicare and Medicaid programs accounted for 66.7% and 68.0% of the Company's revenue for the three and nine months ended September 30, 2015, respectively, and 70.3% and 70.6% for the three and nine months ended September 30, 2014, respectively. The Company records revenue from these governmental and managed care programs as services are

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and nine months ended September 30, 2015 and 2014.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the three and nine months ended September 30, 2015 or 2014.
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
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $29,147 and $29,313 as of September 30, 2015 and December 31, 2014, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $17,612 and $14,590 as of September 30, 2015 and December 31, 2014, respectively.
In addition, the Company has recorded an asset and equal liability of $2,615 and $2,256 at September 30, 2015 and December 31, 2014, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 14, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $4,633 and $3,801 as of September 30, 2015 and December 31, 2014, respectively.
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

Recent Accounting Pronouncements — Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements announced, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

In October 2015, the FASB voted to finalize its standard on presentation of deferred income taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2016, which will be the Company's fiscal year 2017, with early adoption permitted. The deferred tax amounts currently classified as current assets and liabilities will be classified as long-term assets and liabilities in the consolidated balance sheet upon the implementation of the final standard. There is no effect on the consolidated statements of income or statements of cash flow.

In September 2015, the FASB issued its final standard to simplify the accounting for measurement-period adjustments related to acquisitions, which require acquirers to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued its final standard on presentation of debt issuance costs, which changes the presentation of debt issuance costs in the financial statement to represent such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB amended the standard to include that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income	$13,159	$8,371	$41,480	$22,945
Less: net loss attributable to noncontrolling interests	(313)	(535)	(351)	(1,494)
Net income attributable to The Ensign Group, Inc.	$13,472	$8,906	$41,831	$24,439

Denominator:
Weighted average shares outstanding for basic net income per share	25,572	22,415	24,991	22,282
Basic net income per common share attributable to The Ensign Group, Inc.	$0.53	$0.40	$1.67	$1.10

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income	$13,159	$8,371	$41,480	$22,945
Less: net income attributable to noncontrolling interests	(313)	(535)	(351)	(1,494)
Net income attributable to The Ensign Group, Inc.	$13,472	$8,906	$41,831	$24,439

Denominator:
Weighted average common shares outstanding	25,572	22,415	24,991	22,282
Plus: incremental shares from assumed conversion (1)	963	771	949	732
Adjusted weighted average common shares outstanding	26,535	23,186	25,940	23,014
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.51	$0.38	$1.61	$1.06
(1)    Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 220 and 101 for the three and nine months ended September 30, 2015, respectively, and 693 and 508 for the three and nine months ended September 30, 2014, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$40,069	$—	$—	$50,408	$—	$—
Restricted cash	$—	$—	$—	$5,082	$—	$—

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

Debt Security Investments - Held to Maturity

At September 30, 2015 and December 31, 2014, the Company had approximately $34,550 and $23,933, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2015, the debt security investments are held in AA, A and BBB+ rated debt securities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2015 and 2014 is summarized in the following tables:

	Three Months Ended September 30,
	2015		2014
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$114,106	32.5%	$91,707	35.2%
Medicare	101,212	28.8	78,056	29.9
Medicaid — skilled	18,924	5.4	13,614	5.2
Total Medicaid and Medicare	234,242	66.7	183,377	70.3
Managed care	54,411	15.5	36,562	14.0
Private and other payors(1)	62,433	17.8	40,902	15.7
Revenue	$351,086	100.0%	$260,841	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

	Nine Months Ended September 30,
	2015		2014
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$316,608	32.7%	$260,986	34.8%
Medicare	290,964	30.0	231,860	30.9
Medicaid — skilled	51,206	5.3	36,575	4.9
Total Medicaid and Medicare	658,778	68.0	529,421	70.6
Managed care	148,374	15.3	105,316	14.0
Private and other payors(1)	161,519	16.7	115,800	15.4
Revenue	$968,671	100.0%	$750,537	100.0%
(1) Private and other payors includes revenue from urgent care centers and other ancillary services.

Accounts receivable as of September 30, 2015 and December 31, 2014 is summarized in the following table:

	September 30, 2015	December 31, 2014
Medicaid	$78,908	$45,943
Managed care	51,148	39,782
Medicare	46,517	32,861
Private and other payors	43,038	31,903
	219,611	150,489
Less: allowance for doubtful accounts	(27,595)	(20,438)
Accounts receivable	$192,016	$130,051

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

The Company also reports an “all other” category that includes revenue from its urgent care centers and a mobile x-ray and diagnostic company. The urgent care centers and mobile x-ray and diagnostic businesses are neither significant individually nor

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The "all other" category also includes operating expenses that the Company does not allocate to operating segments as these expenses are not included in the segment operating performance measures evaluated by the CODM. Previously, the Company had a single reportable segment, healthcare services, which included providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. The Company has presented 2014 financial information on a comparative basis to conform with the current period segment presentation.

As of September 30, 2015, TSA services included 178 wholly-owned skilled nursing affiliated facilities that offer post-acute, rehabilitative, custodial and specialty skilled nursing care, as well as wholly-owned assisted and independent living affiliated facilities that provide room and board and social services. Home health and hospice services were provided to patients through the Company's 28 agencies. The Company's urgent care services, which is included in "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. As of September 30, 2015 and December 31, 2014, the Company held 80% of the membership interests in a mobile x-ray and diagnostic operation, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$111,613	$2,493	$—	$114,106	32.5%
Medicare	83,410	17,802	—	101,212	28.8
Medicaid-skilled	18,924	—	—	18,924	5.4
Subtotal	213,947	20,295	—	234,242	66.7
Managed care	51,099	3,312	—	54,411	15.5
Private and other	52,115	1,643	8,675	62,433	17.8
Total revenue	$317,161	$25,250	$8,675	$351,086	100.0%

	Three Months Ended September 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$90,320	$1,387	$—	$91,707	35.2%
Medicare	67,678	10,378	—	78,056	29.9
Medicaid-skilled	13,614	—	—	13,614	5.2
Subtotal	171,612	11,765	—	183,377	70.3
Managed care	34,619	1,943	—	36,562	14.0
Private and other	34,162	877	5,863	40,902	15.7
Total revenue	$240,393	$14,585	$5,863	$260,841	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$309,781	$6,827	$—	$316,608	32.7%
Medicare	246,931	44,033	—	290,964	30.0%
Medicaid-skilled	51,206	$—	—	51,206	5.3%
Subtotal	607,918	50,860	—	658,778	68.0%
Managed care	140,447	$7,927	—	148,374	15.3%
Private and other	129,206	4,722	27,591	161,519	16.7%
Total revenue	$877,571	$63,509	$27,591	$968,671	100.0%

	Nine Months Ended September 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$257,545	$3,441	$—	$260,986	34.8%
Medicare	204,632	27,228	—	231,860	30.9%
Medicaid-skilled	36,575	—	$—	36,575	4.9%
Subtotal	498,752	30,669	—	529,421	70.6%
Managed care	99,799	5,517	$—	105,316	14.0%
Private and other	97,979	2,249	15,572	115,800	15.4%
Total revenue	$696,530	$38,435	$15,572	$750,537	100.0%

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$317,161	$25,250	$8,675		$351,086
Intersegment revenue (1)	694	—	246	(940)	—
Total revenue	$317,855	$25,250	$8,921	$(940)	$351,086
Income from operations	$36,226	$4,067	$(18,705)	$—	$21,588
Interest expense, net of interest income					$560
Income before provision for income taxes					$21,028
Depreciation and amortization	$5,542	$258	$1,488	$—	$7,288

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic operations and urgent care centers to the Company's other operating subsidiaries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$240,393	$14,585	$5,863		$260,841
Intersegment revenue (1)	516	—	220	(736)	—
Total revenue	$240,909	$14,585	$6,083	$(736)	$260,841
Income from operations	$27,262	$2,707	$(14,674)	$—	$15,295
Interest expense, net of interest income					$265
Income before provision for income taxes					$15,030
Depreciation and amortization	$3,459	$124	$1,094	$—	$4,677

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic operations and urgent care centers to the Company's other operating subsidiaries.

	Nine Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$877,571	$63,509	$27,591		$968,671
Intersegment revenue (1)	1,741	—	637	(2,378)	—
Total revenue	$879,312	$63,509	$28,228	$(2,378)	$968,671
Income from operations	$108,592	$9,738	$(49,585)	$—	$68,745
Interest expense, net of interest income					$1,432
Income before provision for income taxes					$67,313
Depreciation and amortization	$15,368	$703	$4,114	$—	$20,185

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic operations and urgent care centers to the Company's other operating subsidiaries.

	Nine Months Ended September 30, 2014
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$696,530	$38,435	$15,572		$750,537
Intersegment revenue (1)	1,432	—	552	(1,984)	—
Total revenue	$697,962	$38,435	$16,124	$(1,984)	$750,537
Income from operations	$95,566	$6,792	$(49,074)	$—	$53,284
Interest expense, net of interest income					$12,055
Income before provision for income taxes					$41,229
Depreciation and amortization	$17,920	$371	$3,052	$—	$21,343

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, mobile x-ray and diagnostic operations and urgent care centers to the Company's other operating subsidiaries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACQUISITIONS
The Company’s acquisition strategy is to purchase or lease operating subsidiaries that are complementary to the Company’s current affiliated facilities, accretive to the Company's business or otherwise advance the Company's strategy. The results of all the Company’s operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company also enters into long-term leases that may include options to purchase the affiliated facilities. As a result, from time to time, the Company will acquire affiliated facilities that the Company has been operating under third-party leases.
During the nine months ended September 30, 2015, the Company continued to expand its operations with the addition of seventeen stand-alone skilled nursing operations, twenty-five assisted and independent living operations, three home health agencies, one hospice agency, one home care operation, and three urgent care centers to its operations. The Company acquired these operations for an aggregate purchase price of $88,813 and through long-term lease agreements. The details of the operating subsidiaries acquired during the nine months ended September 30, 2015 are as follows:

•
During the first quarter of 2015, the Company acquired five skilled nursing operations, two assisted and independent living operations, one home health agency and two urgent care centers for an aggregate purchase price of $42,197, which included assumed liabilities of $3,488. The Company acquired the real estate of seven of the skilled nursing and assisted and independent living operations it acquired. The acquisitions of skilled nursing and assisted and independent living operations added 407 and 345 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by the Company's operating subsidiaries.

•
During the second quarter of 2015, the Company acquired four skilled nursing operations, three assisted living operations, one home health agency and one home care operation for an aggregate purchase price of $22,299 and through a long-term lease agreement. The Company acquired the real estate of three of the skilled nursing and three assisted and independent living operations it acquired. The Company entered into a long-term lease agreement for the remaining one skilled nursing operation, which includes an option to purchase the real estate. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The acquisitions of skilled nursing and assisted living facilities and the operations acquired through long-term lease agreements added 322 and 263 operational skilled nursing beds and operational assisted living units, respectively, to the Company's operating subsidiaries.

•
During the third quarter of 2015, the Company acquired eight skilled nursing operations, twenty assisted and independent living operations, one hospice agency and one home health agency for an aggregate purchase price of $24,317 and through long-term lease agreements. The Company acquired the real estate of one skilled nursing operation, assumed a long-term lease agreement for fifteen assisted and independent living operations, which includes an option to purchase the real estate, and entered into long-term lease agreements for seven skilled nursing operations and five assisted and independent living operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. In addition, the Company also began operating an affiliated home health agency under a management agreement in connection with the acquisition of the hospice agency. The acquisitions of skilled nursing and assisted and independent living operations added 999 and 1,719 operational skilled nursing beds and operational assisted and independent living units, respectively, to the Company's operating subsidiaries.

The table below presents the allocation of the purchase price for the operations acquired in business combinations during the nine months ended September 30, 2015 and 2014:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2015	2014
Land	$10,879	$8,814
Building and improvements	48,822	30,988
Equipment, furniture, and fixtures	3,032	1,550
Assembled occupancy	697	545
Definite-lived intangible assets	360	360
Goodwill	9,467	1,784
Favorable leases	10,201	—
Other indefinite-lived intangible assets	5,355	2,344
	$88,813	$46,385

In addition to the business combinations above, the Company acquired the following assets during the nine months ended September 30, 2015:

•During the second quarter of 2015, the Company acquired the underlying assets of two skilled nursing operations, which the Company previously operated under long-term lease agreements. The purchase price of the asset acquisition was $17,952, which included a promissory note of $6,248. In a separate transaction, the Company acquired land for an aggregate purchase price of $4,147. These acquisitions did not impact the Company's operational bed count.

Subsequent to September 30, 2015, the Company acquired three skilled nursing operations for an aggregate purchase price of $8,300 and opened its first newly constructed post-acute care campus. The Company acquired the real estate of one skilled nursing operation and entered into long-term leases for the remaining two skilled nursing operations it acquired and the newly constructed post-acute care campus. The acquisitions of skilled nursing operations and newly constructed post-acute care campus added 482 and 30 operational skilled nursing beds and operational assisted living units operated by the Company's operating subsidiaries. In addition, the Company acquired the underlying asset of one skilled nursing operation, which the Company previously operated under a long-term lease agreement. The purchase price of the asset acquisition was $1,900. This acquisition did not impact the Company's operational bed count.

As of the date of this filing, the preliminary allocation of the purchase price was not completed as necessary valuation information was not yet available for the acquisitions subsequent to September 30, 2015.

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

The following table represents pro forma results of consolidated operations as if the acquisitions acquired from January 1, 2015 through the issuance date of the financial statements had occurred at the beginning of 2014, after giving effect to certain adjustments.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$360,239	$323,169	$1,070,631	$936,539
Net income attributable to The Ensign Group, Inc.	12,623	10,874	48,693	31,216
Diluted net income per common share	$0.48	$0.47	$1.88	$1.36
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

The foregoing pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue generated during the three and nine months ended September 30, 2015 by individually immaterial business acquisitions completed through September 30, 2015 of $9,153 and $101,960, respectively, and $62,328 and $186,002 for the three and nine months ended September 30, 2014, respectively. Included in the table above are pro forma loss and income incurred during the three and nine months ended September 30, 2015, by individually immaterial business acquisitions completed through September 30, 2015, of $849 and $6,862, respectively, and pro forma income of $1,968 and $6,777 for the three and nine months ended September 30, 2014, respectively.

11. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	September 30, 2015	December 31, 2014
Land	$36,734	$18,994
Buildings and improvements	122,591	57,947
Equipment	107,649	80,112
Furniture and fixtures	5,914	5,732
Leasehold improvements	65,499	50,671
Construction in progress	169	423
	338,556	213,879
Less: accumulated depreciation	(81,392)	(64,171)
Property and equipment, net	$257,164	$149,708

See Note 9, Acquisitions for information on acquisitions during the nine months ended September 30, 2015.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	September 30, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	19.9	$604	$(576)	$28	$684	$(634)	$50
Favorable lease	27.2	44,294	(2,338)	41,956	30,890	(783)	30,107
Assembled occupancy	0.7	4,581	(4,259)	322	3,884	(3,461)	423
Facility trade name	30.0	733	(238)	495	733	(220)	513
Customer relationships	18.0	5,300	(878)	4,422	4,940	(465)	4,475
Total		$55,512	$(8,289)	$47,223	$41,131	$(5,563)	$35,568
Amortization expense was $987 and $2,805 for the three and nine months ended September 30, 2015, respectively, and $282 and $688 for the three and nine months ended September 30, 2014, respectively. Of the $2,805 in amortization expense incurred during the nine months ended September 30, 2015, approximately $797 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2015 (remainder)	$1,089
2016	4,357
2017	4,357
2018	4,357
2019	4,357
2020	4,357
Thereafter	24,349
$47,223

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

The following table represents activity in goodwill by segment as of and for the nine months ended September 30, 2015:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2015	$15,977	$10,929	$3,363	$30,269
Impairments	—	—	—	—
Additions	1,782	5,173	2,512	9,467
September 30, 2015	$17,759	$16,102	$5,875	$39,736

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2015, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 9, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	September 30, 2015	December 31, 2014
Trade name	$1,916	$1,055
Home health and hospice Medicare license	15,800	11,306
	$17,716	$12,361

14. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2015	December 31, 2014
Debt issuance costs, net	$2,169	$2,612
Long-term insurance losses recoverable asset	2,615	2,256
Deposits with landlords	3,083	1,143
Capital improvement reserves with landlords and lenders	310	774
Other long-term assets	—	48
Restricted and other assets	$8,177	$6,833
Included in restricted and other assets as of September 30, 2015 and December 31, 2014, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB and capitalized debt issuance costs.

15. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Quality assurance fee	$4,098	$2,855
Refunds payable	12,497	7,014
Deferred revenue	7,661	3,471
Cash held in trust for patients	2,121	1,824
Resident deposits	5,854	1,593
Dividends payable	1,936	1,708
Property taxes	4,835	3,043
Other	4,490	3,122
Other accrued liabilities	$43,492	$24,630
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Nebraska, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days. Refunds payable includes payables related to overpayments and duplicate payments from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

16. INCOME TAXES
During the second quarter of 2015, the Company successfully completed the Internal Revenue Service examination of the Company's 2012 tax return without adjustment. The Company is not currently under examination by any major income tax jurisdiction. During 2015, the statutes of limitations will lapse on the Company's 2011 Federal tax year and certain 2010 and 2011 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and nine months ended September 30, 2015 or 2014.

17. DEBT
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Credit Facility with SunTrust, interest payable monthly and quarterly, balance due at May 1, 2019, secured by substantially all of the Company’s personal property.	$55,000	$65,000
Mortgage note, principal and interest payable monthly and continuing through October 2037, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	3,307	3,390
Mortgage note, principal and interest payable monthly and continuing through March 2045, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	5,425	—
Promissory note, principal and interest payable monthly and continuing through April 30, 2027, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	6,090	—
	69,822	68,390
Less current maturities	(613)	(111)
	$69,209	$68,279

Promissory Note with Vannovi Properties, LLC

On April 1, 2015, the Company entered into a promissory note with Vannovi Properties, LLC for approximately $6,248 in connection with an acquisition. The unpaid balance of principal and accrued interest from the note is due on April 30, 2027. The note bears interest at a rate of 5.3% per annum. As of September 30, 2015, the Company's operating subsidiary had $6,090 outstanding under the note, of which $392 is classified as short-term and the remaining $5,698 is classified as long-term.

Mortgage Loan with Ziegler Financing Corporation

On July 1, 2015, the Company assumed an existing mortgage loan with Ziegler Financing Corporation of approximately $5,451 in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 3.5% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 8.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through ten of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loan is 33 years, with monthly principal and interest payments through March 1, 2045. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of September 30, 2015, the Company's operating subsidiary had $5,425 outstanding under the mortgage loan, of which $108 is classified as short-term and the remaining $5,317 is classified as long-term.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company had approximately $1,860 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

18. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 1,397 as of September 30, 2015.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 256 options and 138 restricted stock awards from the 2007 Plan during the nine months ended September 30, 2015.

The Company used the following assumptions for stock options granted during the three months ended September 30, 2015 and 2014:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2015	109	1.82%	6.5 years	38%	0.58%
2014	72	1.91%	6.5 years	55%	0.64%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2015 and 2014:

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility			Weighted Average Dividend Yield
2015	256	1.45%	-	1.82%	6.5 years	38%	-	44%	0.58%	-	0.61%
2014	1,003	1.80%	-	1.91%	6.5 years	55%			0.64%

For the nine months ended September 30, 2015 and 2014, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2015	256	$47.42	$18.83
2014	1,003	$25.03	$12.85

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2015 and 2014 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2015:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2015	2,766	$17.02	1,109	$9.39
Granted	256	47.42
Forfeited	(94)	23.93
Exercised	(183)	10.67
September 30, 2015	2,745	$20.05	1,261	$12.24

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2015:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2005	2.72	-	3.14	22	*	0	22
2006	3.85	-	4.09	54	283	1	54
2008	5.12	-	8.11	242	728	3	242
2009	8.12	-	9.11	353	1,512	4	353
2010	9.53	-	9.91	87	419	5	84
2011	11.79	-	15.98	108	732	6	66
2012	13.12	-	15.91	321	2,368	7	157
2013	15.96	-	22.98	360	3,515	8	110
2014	21.09	-	37.88	945	10,660	9	173
2015	43.58	-	50.48	253	4,762	10	—
Total				2,745	$24,979		1,261
* The Company did not recognize the Black-Scholes fair value for awards granted prior to January 1, 2006 unless such awards are modified.
The Company granted 47 and 138 restricted stock awards during the three and nine months ended September 30, 2015, respectively. The Company granted 14 and 20 restricted stock awards during the three and nine months ended September 30, 2014, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2015 ranged from $42.59 to $53.10 based on the market price on the grant date.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2015 and changes during the nine month period ended September 30, 2015 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	183	$30.30
Granted	138	46.54
Vested	(99)	35.55
Forfeited	(13)	32.35
Nonvested at September 30, 2015	209	$38.41

During the three and nine months ended September 30, 2015, the Company granted 4 and 12 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $42.59 to $53.10 based on the market price on the grant date.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation expense related to stock options	$999	$938	$3,120	$2,292
Share-based compensation expense related to restricted stock awards	542	404	1,392	1,221
Share-based compensation expense related to stock awards	181	88	436	300
Total	$1,722	$1,430	$4,948	$3,813
In future periods, the Company expects to recognize approximately $15,802 and $7,049 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2015. Future share-based compensation expense will be recognized over 3.7 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 1,484 unvested and outstanding options at September 30, 2015, of which 1,382 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2015 was 6.6 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the nine months ended September 30, 2015 and as of and the twelve months ended December 31, 2014 is as follows:

Options	September 30, 2015	December 31, 2014
Outstanding	$63,190	$75,689
Vested	38,310	38,811
Expected to vest	22,166	31,160
Exercised	6,609	10,496
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

19. LEASES
As a result of the Spin-Off, the Company leases from CareTrust real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which ranges from 12 to 19 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties. Annual rent expense under the Master Leases will be approximately $56,000 during each of the first two years of the Master Leases.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of September 30, 2015.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with Mainstreet Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases). The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $24,614 and $62,876 for the three and nine months ended September 30, 2015, respectively, and $18,291 and $30,352 for the three and nine months ended September 30, 2014, respectively.
Future minimum lease payments for all leases as of September 30, 2015 are as follows:

Year	Amount
Remainder	$26,154
2016	113,643
2017	115,499
2018	115,432
2019	115,059
2020	114,162
Thereafter	1,079,680
$1,679,629
Twenty-one of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under three separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of September 30, 2015.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax Examinations — During the third quarter of 2014, the Company received a notification from the IRS that the Company's 2012 tax return would be examined. During the second quarter of 2015, the examination was closed with no adjustments. The Company is not currently under examination by any major income tax jurisdiction. See Note 16, Income Taxes. The Company's employment tax returns for the 2012 tax year are under examination by the IRS.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had one operating subsidiary subject to probe review during the nine months ended September 30, 2015. The Company anticipates that these probe reviews will increase in frequency in the future. Further, the Company currently has no affiliated facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

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

In connection with the settlement and effective as of October 1, 2013, the Company entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. The CIA acknowledges the existence of the Company’s current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and requires that the Company continue during the term of the CIA to maintain a program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. The Company is also required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by federal health care programs. The Company is also required to retain an Independent Review Organization (IRO) to review certain clinical documentation annually for the term of the CIA.

The Company has met the requirements of its first year under the Settlement Agreement and passed its IRO audits. Participation in federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57.1% and 52.4% of its total accounts receivable as of September 30, 2015 and December 31, 2014, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 66.7% and 68.0% of the Company's revenue for the three and nine months ended September 30, 2015, respectively, and 70.3% and 70.6% for the three and nine months ended September 30, 2014, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of November 2, 2015, the Company had approximately $400 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of skilled nursing, rehabilitative care and assisted living services through the operation of 178 facilities, fifteen home health and thirteen hospice agencies, three home care operations, one transitional care management company, seventeen urgent care centers and a mobile x-ray and diagnostic company as of September 30, 2015, located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary and urgent care services. As of September 30, 2015, we owned 27 of our 178 affiliated facilities and operated an additional 151 facilities under long-term lease arrangements, and had options to purchase eighteen of those 151 facilities.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2015:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	27	18	133	178
Percentage of total	15.2%	10.1%	74.7%	100.0%
Operational skilled nursing, assisted living and independent living beds	2,930	1,167	14,640	18,737
Percentage of total	15.7%	6.2%	78.1%	100.0%

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

Real Estate Investment Trust (REIT) Spin-Off. On June 1, 2014, we completed the separation of our healthcare business and our real estate business into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to our stockholders on a pro rata basis (the Spin-Off). Our stockholders received one share of CareTrust common stock for each share of our common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. As a result of the Spin-Off, we lease back real property associated with 94 affiliated skilled nursing, assisted living and independent living facilities from CareTrust on a triple-net basis (the Master Leases), under which we are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. See further discussion at Note 3, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust in the Notes to Condensed Consolidated Financial Statements.
Acquisition History

The following table sets forth the location of our affiliated facilities and the number of operational beds located at our facilities as of September 30, 2015:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	Total
Cumulative number of skilled nursing, assisted and independent living operations	48	26	28	15	10	10	9	3	7	5	17	178
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,989	4,063	3,444	1,613	745	943	719	304	662	356	899	18,737
As of September 30, 2015, we provided home health and hospice services through our 28 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During the first quarter of 2015, we acquired five skilled nursing operations, two assisted and independent living operations, one home health agency and two urgent care centers for an aggregate purchase price of $42.2 million, which included assumed liabilities of $3.5 million. We acquired the real estate of seven of the skilled nursing and assisted and independent living operations as part of the transactions. The acquisitions of skilled nursing and assisted and independent living operations added 407 and 345 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by our operating subsidiaries.
During the second quarter of 2015, we acquired four skilled nursing operations, three assisted living operations, one home health agency and one home care operation for an aggregate purchase price of $22.3 million and through a long-term lease agreement. We acquired the real estate of three of the skilled nursing and three assisted and independent living operations as part of the acquisitions. We entered into a long-term lease agreement for the remaining one skilled nursing operation, which includes an option to purchase the real estate. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The acquisitions of skilled nursing and assisted living facilities and the operations acquired through long-term lease agreements added 322 and 263 operational skilled nursing beds and operational assisted living units, respectively, to our operating subsidiaries. In a separate transaction, we acquired the underlying assets of two skilled nursing operations, which we previously operated under a long-term lease agreements, and land for an aggregate purchase price of approximately $22.1 million, which included a promissory note.
During the third quarter of 2015, we acquired eight skilled nursing operations, twenty assisted and independent living operations, one hospice agency and one home health agency for an aggregate purchase price of $24.3 million and through long-term lease agreements. We acquired the real estate of one skilled nursing operation, assumed a long-term lease agreement for fifteen assisted and independent living operations, which includes an option to purchase the real estate, and entered into long-term lease agreements for seven skilled nursing operations and five assisted and independent living operations. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. In addition, we also began operating an affiliated home health agency under a management agreement in connection with the acquisition of the hospice agency. The acquisitions of skilled nursing and assisted and independent living operations added 999 and 1,719 operational skilled nursing beds and operational assisted and independent living units, respectively, to our operating subsidiaries.

Subsequent to September 30, 2015, we acquired three skilled nursing operations for an aggregate purchase price of $8.3 million and opened our first newly constructed post-acute care campus. We acquired the real estate of one skilled nursing operation and entered into long-term leases for the remaining two skilled nursing operations it acquired and the newly constructed post-acute care campus. The acquisitions of skilled nursing operations and newly constructed post-acute care campus added 482 and 30 operational skilled nursing beds and operational assisted living units operated by the Company's operating subsidiaries. In a separate transaction, we acquired the underlying asset of one skilled nursing operation, which we previously operated under a long-term lease agreement. The purchase price of the asset acquisition was $1,900. This acquisition did not impact our operational bed count.
See further discussion of facility acquisitions in Note 9, Acquisitions in the Notes to Condensed Consolidated Financial Statements.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Skilled Mix:
Days	30.2%	27.1%	30.2%	27.6%
Revenue	52.5%	50.2%	52.9%	50.9%
Quality Mix:
Days	42.0%	40.3%	42.5%	40.6%
Revenue	60.5%	59.5%	61.3%	60.1%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Occupancy:
Operational beds at end of period	18,737	14,036	18,737	14,036
Available patient days	1,690,881	1,279,872	4,495,810	3,716,881
Actual patient days	1,317,323	994,995	3,515,719	2,895,265
Occupancy percentage (based on operational beds)	77.9%	77.7%	78.2%	77.9%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments, sub-segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2015
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$109,485	$2,128	$938	$1,555	$—		$114,106	32.5%
Medicare	83,410	—	7,200	10,602	—		101,212	28.8
Medicaid-skilled	18,924	—	—	—	—		18,924	5.4
Subtotal	211,819	2,128	8,138	12,157	—		234,242	66.7
Managed care	51,099	—	3,073	239	—		54,411	15.5
Private and other	26,557	25,558	1,583	60	8,675	(1)	62,433	17.8
Total revenue	$289,475	$27,686	$12,794	$12,456	$8,675		$351,086	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic operations and other ancillary businesses.

	Three Months Ended September 30, 2014
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$89,302	$1,018	$485	$902	$—		$91,707	35.2%
Medicare	67,678	—	4,502	5,876	—		78,056	29.9
Medicaid-skilled	13,614	—	—	—	—		13,614	5.2
Subtotal	170,594	1,018	4,987	6,778	—		183,377	70.3
Managed care	34,619	—	1,873	70	—		36,562	14.0
Private and other	22,921	11,241	795	82	5,863	(1)	40,902	15.7
Total revenue	$228,134	$12,259	$7,655	$6,930	$5,863		$260,841	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic operations and other ancillary businesses.

	Nine Months Ended September 30, 2015
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$305,315	$4,466	$2,961	$3,866	$—		$316,608	32.7%
Medicare	246,931	—	19,390	24,643	—		290,964	30.0
Medicaid-skilled	51,206	—	—	—	—		51,206	5.3
Subtotal	603,452	4,466	22,351	28,509	—		658,778	68.0
Managed care	140,447	—	7,529	398	—		148,374	15.3
Private and other	75,756	53,450	4,572	150	27,591	(1)	161,519	16.7
Total revenue	$819,655	$57,916	$34,452	$29,057	$27,591		$968,671	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic operations and other ancillary businesses.

	Nine Months Ended September 30, 2014
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$254,857	$2,688	$1,123	$2,318	$—		$260,986	34.8%
Medicare	204,632	—	12,495	14,733	—		231,860	30.9
Medicaid-skilled	36,575	—	—	—	—		36,575	4.9
Subtotal	496,064	2,688	13,618	17,051	—		529,421	70.6
Managed care	99,799	—	5,235	282	—		105,316	14.0
Private and other	64,953	33,026	2,085	164	15,572	(1)	115,800	15.4
Total revenue	$660,816	$35,714	$20,938	$17,497	$15,572		$750,537	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers, mobile x-ray and diagnostic operations and other ancillary businesses.

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

We are participating in the established supplemental payment program in the state of Texas that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. Our operating subsidiaries, previously operating ten company-owned Texas skilled nursing facilities, entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected operating subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status. Revenue related to the Texas supplemental payment program was not significant during the three and nine months ended September 30, 2015.

Assisted and Independent Living Operations. Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of September 30, 2015. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of September 30, 2015, we provided hospice care in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

Other

As of September 30, 2015, we operated seventeen urgent care clinics in Colorado and Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of September 30, 2015, we held 80% of the membership interests in a mobile x-ray and diagnostic company. The diagnostic company is a leader in providing mobile diagnostic services, including digital x-ray, ultrasound, electrocardiograms, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies Update

There have been no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.
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
Effects of Changing Prices
Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing operations under a PPS for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations.
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
On July 9, 2015, the Centers for Medicare & Medicaid Services (CMS) proposed a new mandatory Comprehensive Care for Joint Replacement (CCJR) model focusing on coordinated, patient-centered care. Under this proposed model, the hospital in which the hip or knee replacement takes place would be accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital would either earn a financial reward or be required to repay Medicare for a portion of the costs. This payment would give hospitals an incentive to work with physicians, home health agencies, and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This proposed model would be in 75 geographic areas throughout the country and most hospitals in those regions would be required to participate.  Following publication of a final rule and implementation of the CCJR program, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program.

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

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% MFP adjustment required by PPACA.

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

Home Health

On October 29, 2015, CMS announced payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2016. Under this rule, CMS projects that Medicare payments will be reduced by 1.4%. This decrease reflects the effects of the 1.9% home health payment update percentage; a 0.9% decrease in payments due to the 0.97% payment reduction to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; and a 2.4% decrease in payments due to the third year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor.

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

On October 30, 2014, CMS announced payment changes to the Medicare HH PPS for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.3%, or $60 million. The decrease reflects the effects of the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the NRS conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the Affordable Care Act. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if each home health agency (HHA) claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

On November 22, 2013, CMS issued its final ruling regarding Medicare payment rates for home health agencies effective January 1, 2014. As required by PPACA, this rule included rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. Under the ruling, CMS projected that Medicare payments to home health agencies in calendar year 2014 would be reduced by 1.05%, or $200 million, reflecting the combined effects of the 2.3% increase in the home health national payment update percentage; a 2.7% decrease due to rebasing adjustments to the national, standardized 60-day episode payment rate, mandated by the Affordable Care Act; and a 0.6% decrease due to the effects of Home Health Prospective Payment Systems Grouper refinements. This final rule also updated the home health wage index for calendar year 2014. The ruling also established home health quality reporting requirements for 2014 payment and subsequent years to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities and intermediate care facilities for individuals with intellectual disabilities.

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

On August 2, 2013, CMS issued its final rule that updated fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Among other matters finalized in this rule, CMS planned to update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years.
Additional Federal rulings
On April 16, 2015, the President signed into law the H.R. 2 Medicare Access and State Children's Health Insurance Program (CHIP) Reauthorization Act of 2015 (MACRA). This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
On July 8, 2015, CMS released a proposed rule addressing, among other things, implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System (MIPS). The current Value-Based Payment Modifier program is set to expire in 2018, with MIPS to begin in 2019. The July 8, 2015 propose rule would also add measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The proposed rule also proposes to exclude services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. Implementation of a final rule substantially similar to that proposed on July 8, 2015 could impact our revenue in the future.
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
Medicare Coverage Settlement Agreement. A proposed federal class action settlement was filed in federal district court on October 16, 2012 that would end the Medicare coverage standard for skilled nursing, home health and outpatient therapy services that a beneficiary's condition must be expected to improve. The settlement was approved on January 24, 2013, which tasked CMS with revising its Medicare Benefit Manual and numerous other policies, guidelines and instructions to ensure that Medicare coverage is available for skilled maintenance services in the home health, skilled nursing and outpatient settings. CMS was also required to develop and implement a nationwide education campaign for all who make Medicare determinations to ensure that beneficiaries with chronic conditions are not denied coverage for critical services because their underlying conditions will not improve, after which the members of the class were given the opportunity for re-review of their claims. The major provisions of this settlement agreement have been implemented by CMS, which could favorably impact Medicare coverage reimbursement for our services. However, health care providers may be subject to liability in the event they fail to appropriately adapt to the newly clarified reimbursement rules and consequently overbill state Medicaid programs in connection with services rendered to dual-eligible Medicare patients (i.e., by not maximizing Medicare coverage before billing Medicaid).

Federal Health Care Reform. On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. Since the standards for performance are more difficulties to achieve, the number of our 4 and 5 star facilities could be reduced. In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.

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

While many of the provisions of PPACA have not taken effect, or are subject to further refinement through the promulgation of regulations, some key provisions of PPACA include (i) enhanced civil monetary penalties, (ii) substantial and onerous transparency requirements for Medicare-participating nursing facilities, (iii) face-to-face encounter requirements applicable to home health agencies and hospices, (iv) expanded authority to suspect payment if a provider is investigated for allegations or issues of fraud, (v) a requirement that overpayments for services provided to Medicare and Medicaid beneficiaries be reported to the applicable payor within sixty days of identification of the overpayment or the date of the corresponding cost report, (vi) implementation of a value-based purchasing program for Medicare payments to skilled nursing facilities, (vii) implementation of a value-based purchasing program for home health services, (viii) implementation of a voluntary bundled payments pilot program (i.e., Bundled Payments for Care Improvement), and (ix) the creation of Accountable Care Organizations (ACOs).

On June 28, 2012, the United States Supreme Court ruled that the enactment of PPACA did not violate the Constitution of the United States. On June 25, 2015, the United States Supreme Court ruled that the tax credits described in Section 36B of PPACA are available to individuals who purchase health insurance on an exchange created by the federal government. These rulings, taken together, permit the implementation of most of the provisions of PPACA to proceed in substantially the same form contemplated after PPACA’s enactment. The provisions of PPACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of PPACA. It is possible that these and other provisions of PPACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent, general and administrative expense and depreciation and amortization shown separately below)	79.9	80.3	79.5	80.1
Rent—cost of services	7.0	7.0	6.5	4.0
General and administrative expense	4.9	5.0	4.8	5.9
Depreciation and amortization	2.1	1.8	2.1	2.8
Total expenses	93.9	94.1	92.9	92.8
Income from operations	6.1	5.9	7.1	7.2
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.2)	(1.7)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.1)	(0.1)	(0.1)	(1.6)
Income before provision for income taxes	6.0	5.8	7.0	5.6
Provision for income taxes	2.2	2.6	2.7	2.4
Net income	3.8	3.2	4.3	3.2
Less: net loss attributable to the noncontrolling interests	(0.1)	(0.2)	—	(0.2)
Net income attributable to The Ensign Group, Inc.	3.9%	3.4%	4.3%	3.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$29,189	$20,507	$89,281	$76,121
Adjusted EBITDA(1)(2)	33,074	21,064	97,222	86,724
EBITDAR(1)	53,689	38,683	151,812	106,129
Adjusted EBITDAR(1)(2)	57,034	38,830	158,197	115,193
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	expenses incurred in connection with our spin-off of real estate assets to CareTrust;

•	stock-based compensation expense;

•	costs incurred related to new systems implementation;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	costs incurred for facilities currently being constructed and other start-up operations;

•	results at three independent living facilities transferred to CareTrust as part of the Spin-Off transaction;

•	acquisition-related costs;

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder;

•	costs incurred to recognize income tax credits; and

•	rent related to our urgent care centers and three independent living facilities which were transferred to CareTrust.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Consolidated statements of income data:
Net income	$13,159	$8,371	$41,480	$22,945
Less: net loss attributable to noncontrolling interests	(313)	(535)	(351)	(1,494)
Interest expense, net	560	265	1,432	12,055
Provision for income taxes	7,869	6,659	25,833	18,284
Depreciation and amortization	7,288	4,677	20,185	21,343
EBITDA	$29,189	$20,507	$89,281	$76,121
Rent—cost of services	24,500	18,176	62,531	30,008
EBITDAR	$53,689	$38,683	$151,812	$106,129

EBITDA	$29,189	$20,507	$89,281	$76,121
Expenses related to the Spin-Off(a)	—	—	—	8,871
Stock-based compensation expense(b)	1,722	—	4,948	—
Costs incurred related to new systems implementation(c)	836	—	1,983	—
Urgent care center (earnings) loss(d)	(418)	31	(1,982)	3
Costs incurred for facilities currently being constructed and other start-up operations(e)	918	—	1,526	—
Earnings at three operations transferred to CareTrust (f)	—	—	—	(122)
Acquisition related costs(g)	203	85	793	219
Breakup fee, net of costs, received in connection with a public auction(h)	—	—	(1,019)	—
Costs incurred to recognize income tax credits(i)	84	31	136	93
Rent related to item(d) and (f) above	540	410	1,556	1,539
Adjusted EBITDA	$33,074	$21,064	$97,222	$86,724
Rent—cost of services	24,500	18,176	62,531	30,008
Less: rent related to item(d) and (f) above	(540)	(410)	(1,556)	(1,539)
Adjusted EBITDAR	$57,034	$38,830	$158,197	$115,193
_______________________

(a)	Expenses incurred in connection with the Spin-Off.

(b)
Stock-based compensation expense incurred during the three and nine months ended September 30, 2015. Adjusted EBITDA and EBITDAR for the three and nine months ended September 30, 2014 did not include non-GAAP adjustment related to stock-based compensation expense of $1.4 million and $3.8 million, respectively. If adjusted for stock-based compensation expense, Adjusted EBITDA for the three and nine months ended September 30, 2014 would have been $22.4 million and $90.5 million, respectively, and Adjusted EBITDAR for the three and nine months ended September 30, 2014 would have been $40.2 million and $119.0 million, respectively. EBITDA for the nine months ended September 30, 2014 reflects four month increase in rent expense as a result of the Spin-Off compared to nine months increase in rent expense for the nine months ended September 30, 2015.

(c)	Costs incurred related to new systems implementation.

(d)
Operating results at urgent care centers. This amount for the three and nine months ended September 30, 2015 excluded rent of $0.5 million and $1.6 million, respectively, and depreciation expense of $0.3 million and 0.9 million, respectively. This amount for the three and nine months ended September 30, 2014 excluded rent of $0.4 million and $1.1 million, respectively, and depreciation expense of $0.2 million and $0.5 million, respectively. The results also excluded the net loss attributable to the variable interest entity associated with our urgent care business of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. Operating loss excluding the net loss attributable to the variable interest entity associated with our urgent care business for the three and nine months ended September 30, 2015 were $0.4 million for both periods.

(e)	Costs incurred for facilities currently being constructed and other start-up operations during the three and nine months ended September 30, 2015.

(f)	Results at three independent living facilities which were transferred to CareTrust REIT as part of the Spin-Off transaction, excluding rent, depreciation, interest and income taxes.

(g)	Costs incurred to acquire operations which are not capitalizable.

(h)	Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.

(i)	Costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

	Three Months Ended September 30,
	2015		2014
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$289,475	82.5%	$228,134	87.5%
Assisted and independent living facilities	27,686	7.9	12,259	4.7
Total TSA services	317,161	90.4	240,393	92.2
Home health and hospice services:
Home health	12,794	3.6	7,655	2.9
Hospice	12,456	3.5	6,930	2.7
Total home health and hospice services	25,250	7.1	14,585	5.6
All other (1)	8,675	2.5	5,863	2.2
Total revenue	$351,086	100.0%	$260,841	100.0%
(1) Includes revenue from services provided at our urgent care clinics and mobile x-ray and diagnostic operations.

Consolidated revenue increased $90.2 million, or 34.6%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. TSA services revenue increased by $76.8 million, or 31.9%, reflecting the increase in occupancy, revenue per patient day and the effect of acquisitions. Home health and hospice services revenue increased by $10.7 million, or 73.1%, mainly due to organic growth in existing agencies, coupled with acquisitions. The effect of acquisitions increased consolidated revenue by $70.3 million and $18.8 million for the three months ended September 30, 2015 and 2014, respectively.

TSA Services

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$289,475	$228,134	$61,341	26.9%
Assisted and independent living revenue	27,686	12,259	15,427	125.8%
Total transitional, skilled and assisted living revenue	$317,161	$240,393	$76,768	31.9%
Number of facilities at period end	178	127	51	40.2%
Actual patient days	1,317,323	994,995	322,328	32.4%
Occupancy percentage — Operational beds	77.9%	77.7%		0.2%
Skilled mix by nursing days	30.2%	27.1%		3.1%
Skilled mix by nursing revenue	52.5%	50.2%		2.3%

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$213,329	$200,376	$12,953	6.5%
Assisted and independent living revenue	7,972	7,903	69	0.9%
Total transitional, skilled and assisted living revenue	$221,301	$208,279	$13,022	6.3%
Number of facilities at period end	101	101	—	—%
Actual patient days	840,094	838,198	1,896	0.2%
Occupancy percentage — Operational beds	81.1%	80.7%		0.4%
Skilled mix by nursing days	30.1%	27.9%		2.2%
Skilled mix by nursing revenue	52.8%	51.2%		1.6%

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$16,806	$15,622	$1,184	7.6%
Assisted and independent living revenue	3,155	2,987	168	5.6%
Total transitional, skilled and assisted living revenue	$19,961	$18,609	$1,352	7.3%
Number of facilities at period end	17	17	—	—%
Actual patient days	101,868	100,089	1,779	1.8%
Occupancy percentage — Operational beds	68.4%	66.3%		2.1%
Skilled mix by nursing days	20.8%	18.4%		2.4%
Skilled mix by nursing revenue	42.4%	39.5%		2.9%

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$59,340	$12,136	$47,204	NM (4)
Assisted and independent living revenue	16,559	1,369	15,190	NM
Total transitional, skilled and assisted living revenue	$75,899	$13,505	$62,394	NM
Number of facilities at period end	60	9	51	NM
Actual patient days	375,361	56,708	318,653	NM
Occupancy percentage — Operational beds	74.2%	62.6%		NM
Skilled mix by nursing days	33.7%	27.3%		NM
Skilled mix by nursing revenue	54.4%	46.3%		NM
___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2012.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2012 to December 31, 2013.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2014.

(4)	Not meaningful.

TSA services revenue increased $76.8 million, or 31.9%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Of the $76.8 million increase, Medicare and managed care revenue increased $32.2 million, or 31.5%, Medicaid custodial revenue increased $21.3 million, or 23.6%, private and other revenue increased $18.0 million, or 52.6%, and Medicaid skilled revenue increased $5.3 million, or 39.0%.

TSA services revenue generated by Same Facilities increased $13.0 million, or 6.3%, for the three months ended September 30, 2015 to the same period in 2014. This increase reflects the following:

•
Managed care revenue increased by $4.8 million, or 15.9%, over the same period in 2014. This increase was driven by a 12.4% increase in managed care days as well as a 2.0% increase in managed care revenue per patient day.

•
Medicare revenue increased by $2.0 million, or 3.4%, over the same period in 2014. This increase was driven by a 0.7% increase in Medicare days as well as a 1.7% increase in Medicare revenue per patient day.

•
Medicaid revenue increased by $6.9 million, or 7.6%, over the same period in 2014. This increase was driven by a 5.9% increase in Medicaid revenue per patient day and a 24.6% increase in Medicaid skilled days.

TSA services revenue generated by Transitioning Facilities increased $1.4 million, or 7.3%. This increase is due to increases in total patient days and Medicare revenue per patient day of 1.8% and 3.4%, respectively.
TSA services revenue generated by Recently Acquired Facilities increased by approximately $62.4 million. Since January 1, 2014, we have acquired 60 facilities in nine states. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio. Included in our metrics at Recently Acquired Facilities are six facilities we acquired that are matured and have higher occupancy rates, higher skilled mix days and skilled mix revenue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Skilled Nursing Average Daily Revenue Rates:
Medicare	$562.35	$552.96	$488.67	$472.72	$521.96	$532.44	$549.74	$546.65
Managed care	421.17	412.94	457.91	475.05	436.13	445.64	426.75	418.22
Other skilled	451.25	453.22	316.70	253.00	357.12	317.07	430.03	436.48
Total skilled revenue	493.20	489.94	476.00	473.31	460.00	433.51	484.90	485.92
Medicaid	189.65	179.00	177.61	167.13	195.11	184.92	189.82	178.30
Private and other payors	194.95	188.31	139.45	151.65	202.54	211.53	191.20	185.52
Total skilled nursing revenue	$281.65	$266.96	$233.66	$220.82	$285.08	$255.97	$279.09	$262.64

Medicare daily rates at Same Facilities and Transitioning Facilities increased by 1.7% and 3.4% for the three months ended September 30, 2015, respectively, compared to the three months ended September 30, 2014. The increases were impacted by a 2.0% net market basket increase, which went into effect in October 2014, compared to a net market basket increase of 1.3%, which went into effect in October 2013. In addition, the increase in Medicare daily rates was also impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 6.5% for the three months ended September 30, 2015 relative to the same period in the prior year primarily due to increases in rates in various states and supplemental Medicaid payments received from the supplemental payment program in the state of Texas.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Revenue:
Medicare	28.6%	29.4%	26.8%	25.3%	25.6%	18.8%	27.9%	28.6%
Managed care	16.4	15.1	15.4	14.2	22.5	16.8	17.6	15.1
Other skilled	7.8	6.7	0.2	—	6.3	10.7	7.0	6.5
Skilled mix	52.8	51.2	42.4	39.5	54.4	46.3	52.5	50.2
Private and other payors	8.1	9.1	9.6	11.9	7.4	9.6	8.0	9.3
Quality mix	60.9	60.3	52.0	51.4	61.8	55.9	60.5	59.5
Medicaid	39.1	39.7	48.0	48.6	38.2	44.1	39.5	40.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Days:
Medicare	14.3%	14.2%	12.8%	11.8%	14.0%	9.0%	14.2%	13.7%
Managed care	10.9	9.8	7.9	6.6	14.7	9.6	11.5	9.5
Other skilled	4.9	3.9	0.1	—	5.0	8.7	4.5	3.9
Skilled mix	30.1	27.9	20.8	18.4	33.7	27.3	30.2	27.1
Private and other payors	11.8	12.9	16.0	17.4	10.4	11.6	11.8	13.2
Quality mix	41.9	40.8	36.8	35.8	44.1	38.9	42.0	40.3
Medicaid	58.1	59.2	63.2	64.2	55.9	61.1	58.0	59.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$12,794	$7,655	$5,139	67.1%
Hospice services	12,456	6,930	5,526	79.7
Total home health and hospice revenue	$25,250	$14,585	$10,665	73.1%
Home health services:
Medicare Episodic Admissions	1,856	1,328	528	39.8%
Average Medicare Revenue per Completed Episode	$2,920	$2,984	$(64)	(2.1)%
Hospice services:
Average Daily Census	764	451	313	69.4%
Home health and hospice revenue increased $10.7 million, or 73.1%, in the third quarter of 2015 compared to the same period in 2014. Of the $10.7 million increase, Medicare and managed care revenue increased $8.8 million, or 71.4%, and Medicaid custodial revenue increased $1.1 million, or 79.7%. The increase in revenue is due primarily to organic growth in existing agencies, coupled with the addition of six home health agencies, six hospice agencies and three home care operations in six states since April 1, 2014.

Cost of Services (exclusive of rent and depreciation and amortization shown separately)

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2015				2014
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$251,819	$20,592	$8,134	$280,545	$192,164	$11,552	$6,021	$209,737

Consolidated cost of services increased $70.8 million, or 33.8%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, reflecting the effect of acquisitions for all segments, including the All Other category. Cost of services for all acquisitions accounted for 24.5% of consolidated cost of services during the third quarter of 2015 compared to 6.3% in the same period in 2014.

TSA Services

	Three Months Ended September 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$251,819	$192,164	$59,655	31.0%
Revenue percentage	79.4%	79.9%		(0.5)%

Cost of services related to our TSA services increased $59.7 million, or 31.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, reflecting the effect of acquisitions at Recently Acquired Facilities of $31.7 million and organic operational growth.

Home Health and Hospice Services

	Three Months Ended September 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$20,592	$11,552	$9,040	78.3%
Revenue percentage	81.6%	79.2%		2.4%

Cost of services related to our home health and hospice services increased $9.0 million, or 78.3%, for the three months ended September 30, 2015 compared to the same period in 2014, reflecting the effect of acquisitions of $5.4 million and organic operational growth. Cost of services as a percentage of total revenue increased by 2.4% in the third quarter of 2015 primarily due to costs related to start-up and transitioning operations. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies prior to the maturity of these agencies.

Rent — Cost of Services. Rent — cost of services increased $6.3 million, or 34.6%, to $24.5 million for the three months ended September 30, 2015 compared to $18.2 million for the three months ended September 30, 2014. The increase in rent was primarily due to new leases for newly acquired facilities. Rent - cost of service as a percentage of total revenue remained consistent at 7.0% during the third quarter of 2015.
General and Administrative Expense. General and administrative expense increased $4.2 million, or 32.3%, to $17.2 million for the three months ended September 30, 2015 compared to $13.0 million for the three months ended September 30, 2014. The increase was primarily due to the operational growth during 2015 and the addition of resources in our post acute continuum team working on bundled payments, value-based programs for care improvement initiatives, managed care providers and other initiatives.

Depreciation and Amortization. Depreciation and amortization expense increased $2.6 million, or 55.3%, to $7.3 million for the three months ended September 30, 2015 compared to $4.7 million for the three months ended September 30, 2014. Depreciation and amortization expense increased as a percentage of total revenue by 0.3% to 2.1% for the third quarter in 2015 due to additional depreciation and amortization in Recently Acquired Facilities of $2.3 million.
Other Income (Expense), net. Other income (expense), net increased $0.3 million to $0.6 million for the three months ended September 30, 2015 compared $0.3 million for the three months ended September 30, 2014. Other expense as a percentage of revenue remained consistent at 0.1% during the third quarter of 2015.
Provision for Income Taxes. Provision for income taxes increased $1.2 million, or 17.9%, to $7.9 million for the three months ended September 30, 2015 compared to $6.7 million for the three months ended September 30, 2014. This increase resulted from the increase in income before income taxes of $6.0 million or 39.9%. Our effective tax rate was 37.4% for the third quarter of 2015 compared to 44.3% for the same period in 2014. The decrease in the effective tax rate is due to non-discrete permanent non-deductible transaction costs related to the Spin-Off in 2014 that did not recur in 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

	Nine Months Ended September 30,
	2015		2014
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$819,655	84.6%	$660,816	88.1%
Assisted and independent living facilities	57,916	6.0	35,714	4.8
Total TSA services	877,571	90.6	696,530	92.9
Home health and hospice services:
Home health	34,452	3.6	20,938	2.8
Hospice	29,057	3.0	17,497	2.3
Total home health and hospice services	63,509	6.6	38,435	5.1
All other (1)	27,591	2.8	15,572	2.0
Total revenue	$968,671	100.0%	$750,537	100.0%
(1) Includes revenue from services provided at our urgent care clinics and mobile x-ray and diagnostic operations.

Consolidated revenue increased $218.1 million, or 29.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. TSA services revenue increased by $181.0 million, or 26.0%, reflecting the increase in occupancy, revenue per patient day and the effect of acquisitions. Home health and hospice services revenue increased by $25.1 million, or 65.2%, mainly due to organic growth in existing agencies, coupled with acquisitions. The effect of acquisitions increased consolidated revenue by $159.2 million and $47.7 million for the nine months ended September 30, 2015 and 2014, respectively.

TSA Services

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$819,655	$660,816	$158,839	24.0%
Assisted and independent living revenue	57,916	35,714	22,202	62.2%
Total transitional, skilled and assisted living revenue	$877,571	$696,530	$181,041	26.0%
Number of facilities at period end	178	127	51	40.2%
Actual patient days	3,515,719	2,895,265	620,454	21.4%
Occupancy percentage — Operational beds	78.2%	77.9%		0.3%
Skilled mix by nursing days	30.2%	27.6%		2.6%
Skilled mix by nursing revenue	52.9%	50.9%		2.0%

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$633,684	$596,576	$37,108	6.2%
Assisted and independent living revenue	23,826	23,609	217	0.9%
Total transitional, skilled and assisted living revenue	$657,510	$620,185	$37,325	6.0%
Number of facilities at period end	101	101	—	—%
Actual patient days	2,480,148	2,484,026	(3,878)	(0.2)%
Occupancy percentage — Operational beds	81.0%	80.6%		0.4%
Skilled mix by nursing days	30.4%	28.4%		2.0%
Skilled mix by nursing revenue	53.4%	51.8%		1.6%

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$49,436	$45,798	$3,638	7.9%
Assisted and independent living revenue	9,568	8,633	935	10.8%
Total transitional, skilled and assisted living revenue	$59,004	$54,431	$4,573	8.4%
Number of facilities at period end	17	17	—	—%
Actual patient days	304,159	294,738	9,421	3.2%
Occupancy percentage — Operational beds	68.8%	65.8%		3.0%
Skilled mix by nursing days	20.8%	18.9%		1.9%
Skilled mix by nursing revenue	42.5%	40.2%		2.3%

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$136,535	$18,442	$118,093	NM (5)
Assisted and independent living revenue	24,522	2,224	22,298	NM
Total transitional, skilled and assisted living revenue	$161,057	$20,666	$140,391	NM
Number of facilities at period end	60	9	51	NM
Actual patient days	731,412	88,485	642,927	NM
Occupancy percentage — Operational beds	73.7%	60.1%		NM
Skilled mix by nursing days	33.5%	27.0%		NM
Skilled mix by nursing revenue	54.4%	45.8%		NM

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Assisted and independent living revenue	—	1,248	(1,248)	NM
Total transitional, skilled and assisted living revenue	$—	$1,248	$(1,248)	NM
Actual patient days	—	28,016	(28,016)	NM
Occupancy percentage — Operational beds	—%	70.3%		NM
___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2012.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2012 to December 31, 2013.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2014.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014. These results were excluded from Same Facility results for the nine months ended September 30, 2014 for comparison purposes.

(5)	Not meaningful
TSA services revenue increased $181.0 million, or 26.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Of the $181.0 million increase, Medicare and managed care revenue increased $82.9 million, or 27.2%, Medicaid custodial revenue increased $52.2 million, or 20.3%, private and other revenue increased $31.2 million, or 31.9%, and Medicaid skilled revenue increased $14.7 million, or 40.0%.

TSA service revenue generated by Same Facilities increased $37.3 million, or 6.0%, for the nine months ended September 30, 2015 to the same period in 2014. This increase reflects the following:

•	Managed care revenue increased by $11.3 million, or 12.7%. This increase was driven by a 10.7% increase in managed care days, as well as, a 1.5% increase in managed care revenue per patient day.

•	Medicare revenue increased by $9.1 million, or 4.8%. This was driven by a 2.6% increase in Medicare days, as well as, a 2.3% increase in Medicare revenue per patient day.

•	Medicaid revenue increased by $18.4 million, or 7.0%. The increase was driven by a 5.8% increase in Medicaid revenue per patient day.

•
In addition, Same Facilities patient days decreased during the nine months ended September 30, 2015 compared to the same period in 2014 mainly due to flooding at one of our operating subsidiaries, which re-opened at the end of May 2015.

TSA services revenue generated by Transitioning Facilities increased $4.6 million, or 8.4%. This is due to increases in total patient days and Medicare revenue per patient day of 3.2% and 4.8%, respectively.

TSA services revenue generated by Recently Acquired Facilities increased by approximately $140.4 million. Since January 1, 2014, we have acquired 60 facilities in nine states. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio. Included in our metrics at Recently Acquired Facilities are six facilities we acquired that are matured and have higher occupancy rates, higher skilled mix days and skilled mix revenue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Skilled Nursing Average Daily Revenue Rates:
Medicare	$566.01	$553.02	$484.84	$462.74	$528.84	$523.84	$555.32	$546.34
Managed care	417.87	411.51	459.78	468.86	446.32	436.29	426.19	415.80
Other skilled	465.47	446.24	322.97	253.00	363.39	311.99	446.08	437.26
Total skilled revenue	498.96	490.22	474.72	464.93	467.83	426.88	492.12	486.96
Medicaid	189.03	178.69	174.22	163.54	194.98	184.32	188.78	177.50
Private and other payors	193.65	188.92	145.79	152.25	207.32	205.11	191.48	185.33
Total skilled nursing revenue	$283.74	$268.42	$232.21	$218.67	$287.72	$252.00	$280.70	$263.80

Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.3% and 4.8%, respectively, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases were impacted by a 2.0% net market basket increase, which went into effect in October 2014, compared to a net market basket increase of 1.3%, which went into effect in October 2013. In addition, the increase in Medicare daily rates was also impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 6.4% for the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment program in the state of Texas and additional payments from the State of California for quality improvements under the Quality and Accountability Supplemental Payment Program.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Revenue:
Medicare	30.3%	30.6%	27.1%	25.2%	24.9%	17.8%	29.2%	29.9%
Managed care	15.8	15.0	15.2	15.0	23.4	17.9	17.0	15.1
Other skilled	7.3	6.2	0.2	—	6.1	10.1	6.7	5.9
Skilled mix	53.4	51.8	42.5	40.2	54.4	45.8	52.9	50.9
Private and other payors	8.2	9.1	9.8	11.9	8.6	8.2	8.4	9.2
Quality mix	61.6	60.9	52.3	52.1	63.0	54.0	61.3	60.1
Medicaid	38.4	39.1	47.7	47.9	37.0	46.0	38.7	39.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Days:
Medicare	15.2%	14.9%	13.0%	11.9%	13.6%	8.6%	14.8%	14.4%
Managed care	10.7	9.8	7.7	7.0	15.1	10.4	11.2	9.6
Other skilled	4.5	3.7	0.1	—	4.8	8.0	4.2	3.6
Skilled mix	30.4	28.4	20.8	18.9	33.5	27.0	30.2	27.6
Private and other payors	12.0	12.8	15.6	17.0	11.9	10.1	12.3	13.0
Quality mix	42.4	41.2	36.4	35.9	45.4	37.1	42.5	40.6
Medicaid	57.6	58.8	63.6	64.1	54.6	62.9	57.5	59.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$34,452	$20,938	$13,514	64.5%
Hospice services	29,057	17,497	11,560	66.1
Total home health and hospice revenue	$63,509	$38,435	$25,074	65.2%
Home health services:
Medicare Episodic Admissions	5,343	3,845	1,498	39.0%
Average Medicare Revenue per Completed Episode	$2,960	$2,936	$24	0.8%
Hospice services:
Average Daily Census	622	408	214	52.5%
Home health and hospice revenue increased $25.1 million, or 65.2%, for the nine months ended September 30, 2015 compared to the same period in 2014. Of the $25.1 million increase, Medicare and managed care revenue increased $19.2 million, or 58.7%, and Medicaid custodial revenue increased $3.4 million, or 98.4%. The increase in revenue is due primarily to organic growth in existing agencies, coupled with the addition of six home health agencies, six hospice agencies and three home care operations in six states since April 1, 2014.
Cost of Services (exclusive of rent and depreciation and amortization shown separately)

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2015				2014
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$693,660	$52,202	$24,431	$770,293	$554,898	$30,704	$15,930	$601,532

Consolidated cost of services increased $168.7 million, or 28.1%, for the nine months ended September 30, 2015 compared to the same period in 2014, reflecting the effect of acquisitions for all segments, including the All Other category. Cost of services for all acquisitions accounts for 19.2% of consolidated cost of services for the nine months ended September 30, 2015 compared to 3.5% in the same period in 2014.

TSA Services

	Nine Months Ended September 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$693,660	$554,898	$138,762	25.0%
Revenue percentage	79.0%	79.7%		(0.6)%

Cost of services related to our TSA services increased $138.8 million, or 25.0%, for the nine months ended September 30, 2015 compared to the same period in 2014, reflecting the effect of current year acquisitions at Recently Acquired Facilities of $62.1 million and organic operational growth.

Home Health and Hospice Services

	Nine Months Ended September 30,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$52,202	$30,704	$21,498	70.0%
Revenue percentage	82.2%	79.9%		2.3%

Cost of services related to our home health and hospice services increased $21.5 million, or 70.0%, for the nine months ended September 30, 2015 compared to the same period in 2014, reflecting the effect of acquisitions of $13.0 million and organic operational growth. Cost of services as a percentage of total revenue increased by 2.3% for the nine months ended September 30, 2015 relative to the same period in the prior year primarily due to the costs related to start-up and transitioning operations. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies prior to the maturity of these agencies.

Rent — Cost of Services. Rent — cost of services increased $32.5 million to $62.5 million for the nine months ended September 30, 2015 compared to $30.0 million for the nine months ended September 30, 2014. Rent—cost of service as a percentage of total revenue increased to 6.5% from 4.0%. The increase in rent was primarily due to lease agreements under the Master Leases entered into with CareTrust in connection with the Spin-Off and new leases for newly opened urgent care centers and newly acquired facilities. Rent expense under the Master Leases was $42.0 million for the nine months ended September 30, 2015 compared to $18.7 million for the nine months ended September 30, 2014.
General and Administrative Expense. General and administrative expense increased $2.5 million, or 5.6%, to $46.9 million for the nine months ended September 30, 2015 compared to $44.4 million for the nine months ended September 30, 2014. The increase was primarily due to the operational growth during 2015 and the addition of resources in our post acute continuum team working on bundled payments, value-based programs, managed care providers and other initiatives, partially offset by costs incurred in connection with the Spin-Off during the nine months ended September 30, 2014, which did not recur in 2015. Excluding these Spin-Off costs, general and administrative expense as a percentage of revenue was 4.7% for the nine months ended September 30, 2014 compared to 4.8% for the nine months ended September 30, 2015.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.1 million, or 5.2% to $20.2 million for the nine months ended September 30, 2015 compared to $21.3 million for the nine months ended September 30, 2014. Depreciation and amortization expense decreased as a percentage of total revenue by 0.7% to 2.1% for the nine months ended September 30, 2015 due to the transfer of real properties to CareTrust in connection with the Spin-Off, partially offset by additional depreciation and amortization in Recently Acquired Facilities of $2.2 million, which includes amortization expense of patient base intangible assets of $0.8 million, which are amortized over four to eight months.
Other Income (Expense), net. Other income (expense), net decreased $10.7 million to $1.4 million for the nine months ended September 30, 2015 compared to $12.1 million for the nine months ended September 30, 2014. Other expense as a percentage of revenue was decreased 1.5% to 0.1% for the nine months ended September 30, 2015 due to the decrease in interest expenses as a result of the repayments of outstanding debt in connection with the Spin-Off in 2014.

Provision for Income Taxes. Provision for income taxes increased $7.5 million, or 41.0%, to $25.8 million for the nine months ended September 30, 2015 compared to $18.3 million for the nine months ended September 30, 2014. This increase resulted from the increase in income before income taxes of $26.1 million or 63.3%. Our effective tax rate was 38.4% for the nine months ended September 30, 2015 compared to 44.3% for the same period in 2014. Included in income before provision for income taxes for the nine months ended September 30, 2014 are charges of $14.6 million in connection with the Spin-Off, which included permanent non-deductible transaction costs. These costs did not recur in 2015.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of facilities through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $79.9 million and $43.0 million for the nine months ended September 30, 2015 and 2014, respectively. Total capital expenditures for property and equipment were $42.3 million and $42.1 million for the nine months ended September 30, 2015 and 2014, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2015.

We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility with a lending consortium arranged by SunTrust (the Credit Facility) of $150.0 million, will be sufficient to cover our operating needs for at least the next 12 months.

In February 2015, we completed a common stock offering, issuing 2.7 million shares at approximately $41.00 per share. After deducting underwriting discounts and commissions of $5.6 million, excluding other issuance costs of $0.4 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under the Credit Facility.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2015, we held debt security investments of approximately $34.6 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$13,300	$66,688
Net cash used in investing activities	(120,576)	(99,408)
Net cash provided by financing activities	96,937	6,171
Net decrease in cash and cash equivalents	(10,339)	(26,549)
Cash and cash equivalents at beginning of period	50,408	65,755
Cash and cash equivalents at end of period	$40,069	$39,206
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net cash provided by operating activities for the nine months ended September 30, 2015 decreased by $53.4 million compared to the nine months ended September 30, 2014. This decrease was primarily due to an increase in accounts receivable, mainly due to acquisitions which resulted in delayed timing of the receipt of payments for services provided to patients due to federal and state processing of licensure, and timing of the other operating assets and liabilities such as payment of accounts payable and other accrued expenses, partially offset by improved operating results in 2015.
Net cash used in investing activities for the nine months ended September 30, 2015 increased by $21.2 million compared to the nine months ended September 30, 2014. The increase was primarily due to the increase in business acquisitions of $21.8 million.
Net cash provided by financing activities for the nine months ended September 30, 2015 increased by $90.7 million. This increase was primarily due to the net proceeds received from the common stock offering of $106.1 million and proceeds from our revolving credit facility of $224.0 million, offset by repayments of $234.3 million on the revolving credit facility and other debt during the nine months ended September 30, 2015 and other cash outflows related to the Spin-Off during the nine months ended September 30, 2014 that did not recur in 2015.
Principal Debt Obligations and Capital Expenditures

Credit Facility with a Lending Consortium Arranged by SunTrust (the Credit Facility)
On May 30, 2014, we entered into the Credit Facility in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. Under the Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.3% to 2.3% per annum or LIBOR plus a margin ranging from 2.3% to 3.3% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.3% to 0.5% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its subsidiaries. Loans made under the Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility. We are permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of September 30, 2015, our operating subsidiaries had $55.0 million outstanding under the Credit Facility. As of November 2, 2015, there was approximately $55.0 million outstanding under the Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that we and our subsidiaries mortgage certain of our real property assets to secure the Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2015, we were in compliance with all loan covenants.

Mortgage Loan with Red Mortgage Capital, LLC

On September 24, 2014, we assumed an existing mortgage loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 2.6% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 9.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through 11 of the loan. There is no prepayment penalty after year 11. The term of the mortgage loan is 25 years, with monthly principal and interest payments through October 1, 2037. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of September 30, 2015, our operating subsidiary had $3.3 million outstanding, of which 0.1 million is classified as short-term and the remaining $3.2 million is classified as long-term.

Promissory Note with Vannovi Properties, LLC

On April 1, 2015, we entered into a promissory note with Vannovi Properties, LLC for approximately $6.2 million in connection with an acquisition. The unpaid balance of principal and accrued interest from the note is due on April 30, 2027. The note bears interest at a rate of 5.3% per annum. As of September 30, 2015, our operating subsidiary had $6.1 million outstanding under the note, of which $0.4 million is classified as short-term and the remaining $5.7 million is classified as long-term.

Mortgage Loan with Ziegler Financing Corporation

On July 1, 2015, we assumed an existing mortgage loan with Ziegler Financing Corporation of approximately $5.5 million in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 3.5% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 8.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through ten of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loan is 33 years, with monthly principal and interest payments through March 1, 2045. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of September 30, 2015, our operating subsidiary had $5.4 million outstanding under the mortgage loan, of which $0.1 million is classified as short-term and the remaining $5.3 million is classified as long-term.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $42.0 million for the nine months ended September 30, 2015.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2015, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with Mainstreet Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases). The term of the each lease is 15 years with two five year renewal options. The rent structure under the Healthcare Resorts Lease is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $24.6 million and $62.9 million during the three and nine months ended September 30, 2015, respectively, compared to $18.3 million and $30.4 million during the three and nine months ended September 30, 2014, respectively.
Twenty-one of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under three separate three-facility master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of September 30, 2015.
Internal Revenue Service Examination
During the third quarter of 2014, we received a notification from the IRS that our 2012 tax return would be examined. During the second quarter of 2015, the examination was closed with no adjustments. We are not currently under examination by any major income tax jurisdiction. See Note 16, Income Taxes. Our employment tax returns for the 2012 tax year are under examination by the IRS.
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

In October 2015, the FASB voted to finalize its standard on presentation of deferred income taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2016, which will be our fiscal year 2017, with early adoption permitted. The deferred tax amounts currently classified as current assets and liabilities will be classified as long-term assets and liabilities in the consolidated balance sheet upon the implementation of the final standard. There is no effect on the consolidated statements of income or statements of cash flow.

In September 2015, the FASB finalized its final standard to simplify the accounting for measurement-period adjustments related to acquisitions, which require acquirers to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued its final standard on presentation of debt issuance costs, which changes the presentation of debt issuance costs in the financial statements to represent such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB amended the standard to include that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had approximately $1.9 million on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At September 30, 2015, our subsidiaries had $55.0 million outstanding under the Credit Facility. No principal repayments are required under the Credit Facility prior to maturity and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under the Credit Facility bear interest, at our option, equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.3% to 0.5% per annum. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the Credit Facility. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
Our cash and cash equivalents as of September 30, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2015, we held debt security investments of approximately $34.6 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2015 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of our competitors. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.

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

We derived 37.9% and 38.0% of our revenue from the Medicaid program for the three and nine months ended September 30, 2015, respectively, and 40.4% and 39.7% for the three and nine months ended September 30, 2014. We derived 28.8% and 30.0% of our revenue from the Medicare program for the three and nine months ended September 30, 2015, and 29.9% and 30.9% for the three and nine months ended September 30, 2014, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% MFP adjustment required by PPACA.

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

On October 29, 2015, CMS announced payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2016. Under this rule, CMS projects that Medicare payments will be reduced by 1.4%. This decrease reflects the effects of the 1.9% home health payment update percentage; a 0.9% decrease in payments due to the 0.97% payment reduction to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; and a 2.4% decrease in payments due to the third year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor.

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

On November 22, 2013, CMS issued its final ruling regarding Medicare payment rates for home health agencies effective January 1, 2014. As required by PPACA, this rule included rebasing adjustments, with a four-year phase-in, to the national, standardized 60-day episode payment rates; the national per-visit rates; and the NRS conversion factor. Under the ruling, CMS projected that Medicare payments to home health agencies in calendar year 2014 would be reduced by 1.05%, or $200 million, reflecting the combined effects of the 2.3% increase in the home health national payment update percentage; a 2.7% decrease due to rebasing adjustments to the national, standardized 60-day episode payment rate, mandated by the Affordable Care Act; and a 0.6% decrease due to the effects of HH PPS Grouper refinements. This final rule also updated the home health wage index for calendar year 2014. The ruling also established home health quality reporting requirements for 2014 payment and subsequent years to specify that Medicaid responsibilities for home health surveys be explicitly recognized in the State Medicaid Plan, which is similar to the current regulations for surveys of skilled nursing facilities and intermediate care facilities for individuals with intellectual disabilities.

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
On August 2, 2013, CMS issued its final rule that updated fiscal year 2014 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. Among other matters finalized in this rule, CMS planned to update the hospice per diem rates for fiscal year 2014 and subsequent years through the annual hospice rule or notice, rather than solely through a Change Request, as has been done in prior years.
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
On April 16, 2015, the President signed into law the H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015 (MACRA). This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
On July 8, 2015, CMS released a proposed rule addressing, among other things, implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System (MIPS). The current Value-Based Payment Modifier program is set to expire in 2018, with MIPS to begin in 2019. The July 8, 2015 propose rule would also add measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The proposed rule also proposes to exclude services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. Implementation of a final rule substantially similar to that proposed on July 8, 2015 could impact our revenue in the future.
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

California's Governor signed the budget trailer into law in October 2010. Despite its enactment, these changes in reimbursement to long-term care facilities were to be implemented retroactively to the beginning of the calendar quarter in which California submitted its request for federal approval of CMS. In January 2011, the California Governor proposed a budget for 2011-2012 which proposes to reduce Medi-Cal provider payments by 10%, including payments to long-term care facilities.

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

In 2004, our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediary. Although some of these probe reviews identified patient miscoding, documentation deficiencies and other errors in our recordkeeping and Medicare billing, these errors resulted in no Medicare revenue recoupment, net of appeal recoveries, to the federal government and related resident copayments. As of September 30, 2015, we have one operating subsidiary that is currently under probe review.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the nine months ended September 30, 2015, we had one operating subsidiary that exceeded the annual Medicare caps by approximately $0.3 million.

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for known retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. The PPACA supplements FERA by imposing an affirmative obligation on health care providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. On August 3, 2015, the U.S. District Court for the Southern District of New York held that the 60 day clock following “identification” of an overpayment begins to run when a provider is put on notice of a potential overpayment, rather than the moment when an overpayment is conclusively ascertained. Retention of any overpayment beyond this period may result in FCA liability. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

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

In September 2015, the OIG released a report entitled “The Medicare Payment System for Skilled Nursing Facilities Needs to Be Reevaluated.” Among other things, the report used Medicare cost reports to compare Medicare payments to skilled nursing facilities’ costs for therapy over a ten year period, and found that Medicare payments for therapy greatly exceeded skilled nursing facilities’ costs for therapy. The OIG recommended, and CMS concurred with such recommendations, that CMS evaluate the extent to which Medicare payment rates for therapy should be reduced, change the method for paying for therapy, adjust Medicare payments to eliminate any increases that are unrelated to beneficiary characteristics, and strengthen oversight of Skilled Nursing Facility billing.

In August 2012, the OIG released a report entitled “Inappropriate and Questionable Billing for Medicare Home Health Agencies.” The report analyzed data from home health, inpatient hospital, and skilled nursing facilities claims from 2010 to identify inappropriate home health payments. The report found that in 2010, Medicare made overpayments largely in connection with three specific errors: overlapping with claims for inpatient hospital stays, overlapping with claims for skilled nursing facility stays, or billing for services on dates after beneficiaries’ deaths. The report also concluded that home health agencies with questionable billing were located mostly in Texas, Florida, California, and Michigan. The report recommended that CMS implement claims processing edits or improve existing edits to prevent inappropriate payments for the three specific errors referenced above, increase monitoring of billing for home health services, enforce and consider lowering the ten percent cap on the total outlier payments a home health agency may receive annually, consider imposing a temporary moratorium on new home health agency enrollments in Florida and Texas, and take appropriate action regarding the inappropriate payments identified and home health agencies with questionable billing. CMS concurred with all five recommendations. Moratoria were subsequently put in place, and effective July 29, 2015, moratoria on new home health agencies and home health agency sub-units were extended for an additional six months in various counties in Florida, Michigan, Texas and Illinois. Additionally, following recommendations made by the OIG in an April 2014 report entitled “Limited Compliance with Medicare’s Home Health Face-to-Face Documentation Requirements,” CMS committed to implement a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country.

In January 2015, the OIG released a report entitled “Medicare Hospices Have Financial Incentives to Provide Care in Assisted Living Facilities.” The report analyzed all Medicare hospices claims from 2007 through 2012, and raised concerns about the financial incentives created by the current payment system and the potential for hospices-especially for-profit hospices-to target beneficiaries in assisted living facilities because they may offer the hospices the greatest financial gain. Accordingly, the report recommended that CMS reform payments to reduce the incentive for hospices to target beneficiaries with certain diagnoses and those likely to have long stays, target certain hospices for review, develop and adopt claims-based measures of quality, make hospice data publicly available for the beneficiaries, and provide additional information to hospices to educate them about how they compare to their pers. CMS concurred with all five recommendations.

Efforts by officials and others to make or advocate for any increase in regulatory monitoring and oversight, adversely change RUG rates, reduce payment rates, revise methodologies for assessing and treating patients, conduct more frequent or intense reviews of our treatment and billing practices, or implement moratoria in areas where we operate or propose to expand, could reduce our reimbursement, increase our costs of doing business and otherwise adversely affect our business, financial condition and results of operations.

On October 1, 2015, International Classification of Diseases (ICD) 10 was implemented as the new medical coding system. Some of the main points include: Claims with antibiotic removal devices (ARDs) on or after October 1, 2015 must contain a valid ICD-10 code.  CMS will reject MDS assessments if a Section I diagnosis code version does not apply for the ARD entered. Flexibility is being provided to physician providers with coding, but this flexibility will not be passed on to facility-based providers, including skilled nursing facilities that are providing Part B services.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and nine months ended September 30, 2015, 66.7% and 68.0%, respectively, of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. Furthermore, failure to refund overpayments within required timeframes (as described in greater detail above) could result in FCA liability. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

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

During the nine months ended September 30, 2015, we continued to expand our operations with the addition of seventeen stand-alone skilled nursing operations, twenty-five assisted and independent living operations, three home health agencies, one hospice agency, one home care operation and three urgent care centers to our operations with a total of 1,728 operational skilled nursing beds and 2,327 operational assisted and independent living units. During the year ended December 31, 2014, we acquired 15 stand-alone skilled nursing operations, three stand-alone assisted living operations, three home health agencies, four hospice agencies, one home care operation, one primary care group, one transitional care management company and seven urgent care centers with a total of 1,453 operational skilled nursing beds and 333 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

The unwillingness on the part of both our management and staff to accede to union demands for “neutrality” and other concessions has resulted in a negative labor campaign by at least one labor union, the Service Employees International Union. From 2002 to 2007, this union, and individuals and organizations allied with or sympathetic to this union actively prosecuted a negative retaliatory publicity action, also known as a “corporate campaign,” against us and filed, promoted or participated in multiple legal actions against us. The union's campaign asserted, among other allegations, poor treatment of patients, inferior clinical services provided by the employees of our operating subsidiaries, poor treatment of the employees of our operating subsidiaries, and health code violations by our operating subsidiaries. In addition, the union has publicly mischaracterized actions taken by the DHS against us and our affiliated facilities. In numerous cases, the union's allegations created the false impression that violations and other events that occurred at facilities prior to our acquisition of those facilities were caused by us. Since a large component of our business involves acquiring underperforming and distressed facilities, and improving the quality of operations at these facilities, we may have been associated with the past poor performance of these facilities. To the extent this union or another elects to directly or indirectly prosecute a corporate campaign against us or any of our affiliated facilities, our business could be negatively affected.

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

This union has also in the past attempted to pressure hospitals, doctors, insurers and other healthcare providers and professionals to cease doing business with or referring patients to us. If this union or another union is successful in convincing the patients of our operating subsidiaries, their families or our referral sources to reduce or cease doing business with us, our revenue may be reduced and our profitability could be adversely affected. Additionally, if we are unable to attract and retain qualified staff due to negative public relations efforts by this or other union organizations, our quality of service and our revenue and profits could decline. Our strategy for responding to union allegations involves clear public disclosure of the union's identity, activities and agenda, and rebuttals to its negative campaign.

Our ability to respond to unions, however, may be limited by some state laws, which purport to make it illegal for any recipient of state funds to promote or deter union organizing. For example, such a state law passed by the California Legislature was successfully challenged on the grounds that it was preempted by the National Labor Relations Act, only to have the challenge overturned by the Ninth Circuit in 2006 before being ultimately upheld by the United States Supreme Court in 2008. In addition, proposed legislation making it more difficult for employees and their supervisors to educate co-workers and oppose unionization, such as the proposed Employee Free Choice Act which would allow organizing on a single “card check” and without a secret ballot and similar changes to federal law, regulation and labor practice being advocated by unions and considered by Congress and the National Labor Relations Board, could make it more difficult to maintain union-free workplaces in our affiliated facilities. Further, the expedited election rules adopted by the National Labor Relations Board (“Board” or “NLRB”) took effect on April 14, 2015 and make it far easier for unions to organize employees.  The General Counsel issued a Guidance Memorandum on “Representation Case Procedure changes Effective April 14, 2015” (Memorandum GC 15-06, April 6, 2015), summarizing and explaining the import of the new rules. These and similar laws have the potential to facilitate unionization procedures or hinder employer responses thereto, which may hinder our ability to oppose unionization efforts and negatively affect our business.

Because we lease substantially all of our affiliated facilities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations.
As of September 30, 2015, we leased 151 of our 178 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

In May 2014, we entered into the Credit Facility with a lending consortium arranged by SunTrust in an aggregate amount of $150.0 million. As of September 30, 2015, our operating subsidiaries had $55.0 million outstanding under the Credit Facility.

In 2014, we assumed an existing HUD-insured loan with Red Mortgage Capital, LLC of approximately $3.4 million in connection with an acquisition. The term of the mortgage loan is 25 years, with monthly principal and interest payments. As of September 30, 2015, our operating subsidiary had $3.3 million outstanding, of which $0.1 million is classified as short-term and the remaining $3.2 million is classified as long-term. The balance of the loan is due on October 1, 2037.

On April 1, 2015, we entered into a promissory note with Vannovi Properties, LLC of approximately $6.2 million in connection with an acquisition. The unpaid balance of principal and accrued interest from these notes is due on April 30, 2027. The note bears interest at a rate of 5.3% per annum. As of September 30, 2015, our operating subsidiary had $6.1 million outstanding under the note, of which $0.4 million is classified as short-term and the remaining $5.7 million is classified as long-term.

On July 1, 2015, we assumed an existing mortgage loan with Ziegler Financing Corporation of approximately $5.5 million in connection with an acquisition. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan bears interest at a rate of 3.5% per annum. Amounts borrowed under the mortgage loan may be prepaid starting after the second anniversary of the note subject to prepayment fees of 8.0% of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through ten of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loan is 33 years, with monthly principal and interest payments through March 1, 2045. The mortgage loan is secured by the real property comprising the facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility. As of September 30, 2015, our operating subsidiary had $5.4 million outstanding under the mortgage loan, of which $0.1 million is classified as short-term and the remaining $5.3 million is classified as long-term.

In addition, we had $1.7 billion of future operating lease obligations as of September 30, 2015. We intend to continue financing our affiliated facilities through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors.

On occasion, we have acquired additional information systems through our business acquisitions. We have upgraded and expanded our information system capabilities and have committed significant resources to maintain, protect, enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences.

We license certain third party software to support our operations and information systems. Our inability, or the inability of third party software providers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.

A cyber security attack or other incident that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial penalties under HIPAA and other federal and state privacy laws, in addition to private litigation with those affected.

Failure to maintain the security and functionality of our information systems and related software, or a failure to defend a cyber security attack or other attempt to gain unauthorized access to our systems, facilities or patient health information could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

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
We received a private letter ruling from the Internal Revenue Services (IRS), which provides substantially to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the Spin-

Off will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the IRS Ruling). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355 of the Code, and we received tax opinions from our tax advisor and counsel, substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinions that we received from our tax advisor and counsel, rely on, among other things, certain facts, representations, assumptions and undertakings, including those relating to the past and future conduct of our and CareTrust’s businesses, and the IRS Ruling and the tax opinions would not be valid if such facts, representations, assumptions and undertakings were incorrect in any material respect. Notwithstanding the IRS Ruling and the tax opinions, the IRS could determine the Spin-Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the facts, representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.
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

In February 2015, we completed a common stock offering, issuing approximately 2.7 million shares at approximately $41.00 per share. After deducting underwriting discounts and commissions of $5.6 million, excluding other issuance costs of $0.4 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under the Credit Facility.

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

THE ENSIGN GROUP, INC.

November 3, 2015	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)