Form 10-K
period 2015-12-31
ENSIGN GROUP, INC
filed 2016-02-10
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2015, was approximately $1,211,000,000. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 8, 2016, 50,721,035 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2016 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

As used in this Annual Report on Form 10-K, the words, "Ensign," Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our operating subsidiaries, the Service Center (defined below) and our wholly-owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

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

PART I.

Item 1.        Business
Company Overview
We, through our operating subsidiaries, are a provider of healthcare services across the post-acute care continuum, as well as urgent care centers and mobile ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, mobile ancillary and urgent care services. As of December 31, 2015, we offered skilled nursing, assisted living and rehabilitative care services through 186 skilled nursing and assisted living facilities across 13 states. Our home health and hospice business provided home health, hospice and home care services from 32 agencies across nine states. Our 17 urgent care centers and mobile ancillary operations are located in Arizona, Colorado, Utah and Washington.

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

We encourage and empower our leaders and staff to make their operation the “operation of choice” in the community it serves. This means that our leaders and staff are generally authorized to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering for, and reputation in, that particular community or market. We believe that our localized approach encourages prospective customers and referral sources to choose or recommend the operation. In addition, our leaders are enabled and motivated to share real-time operating data and otherwise benchmark clinical and operational performance against their peers in order to improve clinical care, enhance patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.

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

Much of our historical growth can be attributed to our expertise in acquiring real estate or leasing both under-performing and performing post-acute care operations and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. We have also invested in new business lines that are complementary to our existing businesses, such as urgent care centers and ancillary services. We plan to continue to grow our revenue and earnings by:

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

Recent Events
On December 9, 2015, we announced a two-for-one stock split of our outstanding shares of common stock. The stock split was effected in the form of a stock dividend, paid on December 23, 2015 to shareholders of record at the close of business December 17, 2015. Our common stock began trading at the split-adjusted price on December 24, 2015. We have reflected the two-for-one stock split in our share and per share amount presented.

On November 4, 2015, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $15.0 million of our common stock over a period of 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, management's perception of value relative to market price and other legal, regulatory and contractual requirements. The stock repurchase program is scheduled to expire on November 4, 2016. We did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2015.

Subsequent to December 31, 2015, we repurchased 0.7 million shares of our common stock for a total of $15.0 million.
In February 2015, we completed a common stock offering, issuing approximately 5.5 million shares. We used the net proceeds to pay off outstanding amounts under our credit facility.

In the fourth quarter of 2014, we realigned our operating segments to correlate more closely with our service offerings, which coincide with the way that we measure performance and allocate resources. We have two reportable operating segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities, assisted and independent living facilities and is the largest portion of our business; and (2) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.

We also report an “all other” category that includes results from our urgent care centers and mobile ancillary operations. Our urgent care centers and mobile ancillary businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. The expansion of our home health and hospice business led us to separate our home health and hospice businesses into distinct reportable segment in the fourth quarter of 2014. Previously, we had a single reportable segment, healthcare services, which included providing skilled nursing, assisted living, home health and hospice, urgent care and related ancillary services. For more information about our operating segments, as well as financial information, see Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Business Segments of the Notes to Consolidated Financial Statements.

On June 1, 2014, we completed the spin-off of our real estate operations to our stockholders through the distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to Ensign stockholders on a pro rata basis (the Spin-Off). We transferred 97 skilled nursing, assisted and independent living facilities to CareTrust as part of the Spin-Off. We continue to operate 94 of these facilities under multiple, long-term, triple-net leases with CareTrust.

Segments

Transitional, Skilled and Assisted Living Services Segment

Skilled Nursing Operations

As of December 31, 2015, our skilled nursing companies provided skilled nursing care at 146 operations, with 15,099 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Through our skilled nursing operations, we provide short stay patients and long stay patients with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services. We generate our revenue from Medicaid, private pay, managed care and Medicare payors. During the year ended December 31, 2015, approximately 44.0% and 29.5% of our skilled nursing revenue was derived from Medicaid and Medicare programs, respectively.

Assisted and Independent Living Operations

We complement our skilled nursing care business by providing assisted and independent living services at 55 operations, of which 15 are located on the same site location as our skilled nursing care operations. As of December 31, 2015, we had 4,554 units. Our assisted living companies located in Arizona, California, Colorado, Idaho, Kansas, Nebraska, Nevada, Texas, Utah, Washington and Wisconsin, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. We generate revenue at these units primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs. During the year ended December 31, 2015, approximately 92.3% of our assisted and independent living revenue was derived from private pay sources.

Home Health and Hospice Services Segment

Home Health

As of December 31, 2015, we provided home health care services in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. Our home health care services generally consist of providing some combination of nursing, speech, occupational and physical therapists, medical social workers and certified home health aide services. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. We derive the majority of our home health revenue from Medicare and managed care organizations. During the year ended December 31, 2015, approximately 55.9% of our home health revenue were derived from Medicare.

Hospice

As of December 31, 2015, we provided hospice care services in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consists primarily of palliative and clinical care, education and counseling. We derive the majority of our hospice revenue from Medicare reimbursement. During the year ended December 31, 2015, approximately 85.5% of our hospice revenue was derived from Medicare.

Other

In addition, as of December 31, 2015, we operated 17 urgent care clinics and held majority membership interest of mobile ancillary operations located in Arizona, Colorado, Washington and Utah. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments.

We have invested in and are exploring new business lines that are complementary to our existing transitional, skilled and assisted living services and home health and hospice businesses. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, patient transportation, ankle-brachial index, and phlebotomy services to people in their homes or at long-term care facilities. To date these businesses are not meaningful contributors to our operating results.

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

In the last few years, our acquisition activity accelerated, allowing us to add 84 facilities between January 1, 2012 and December 31, 2015. From January 1, 2008 through December 31, 2015, we acquired 125 facilities, which added 12,548 operational beds to our operating subsidiaries.

During the year ended December 31, 2015, we continued to expand our operations with the addition of 50 stand-alone skilled nursing and assisted living facilities, seven home health, hospice and home care agencies, and three urgent care centers. In addition, we have invested in new business lines that are complementary to our existing TSA services and home health and hospice businesses.The following table summarizes our growth through December 31, 2015:

	December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013		2014		2015
Cumulative number of skilled nursing, assisted and independent living operations	46	57	61	63	77	82	102	108	119	(1)	136	(1)	186
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	5,585	6,667	7,105	7,324	8,948	9,539	11,702	12,198	13,204	(1)	14,725	(1)	19,653
Number of home health, hospice and home care agencies	—	—	—	—	1	3	7	10	16		25		32
Number of urgent care centers	—	—	—	—	—	—	—	3	7		14		17
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
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of December 31, 2015:

	CA	AZ	TX	UT	CO	WA	ID	NV	NE	IA	WI	SC	KS	Total
Cumulative number of skilled nursing, assisted and independent living operations	48	28	28	15	10	10	9	3	7	5	17	4	2	186
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,989	4,288	3,444	1,613	745	943	719	304	662	356	899	426	265	19,653
As of December 31, 2015, we provided home health and hospice services through our 32 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During 2015, we completed transactions to expand our operations with the addition of 50 stand-alone skilled nursing and assisted living facilities, seven home health, hospice and home care agencies and three urgent care centers through purchases and long-term lease agreements. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. As part of these transactions, we acquired the real estate at 18 of the skilled nursing and assisted and independent living operations. The acquisitions of skilled nursing and assisted and independent living operations added 2,580 and 2,391 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by our operating subsidiaries. In addition, we have invested in new business lines that are complementary to our existing transitional, skilled and assisted living services and home health and hospice businesses. The aggregate purchase price conveyed in all acquisitions was approximately $120.0 million.
We also acquired the underlying real estate and assets of three skilled nursing operations, which we previously operated under a long-term lease agreements for an aggregate purchase price of approximately $24.0 million in addition to our transactions described above.
Subsequent to December 31, 2015, we entered into a long-term lease for a newly constructed post-acute care campus. The newly constructed post-acute care campus added 70 operational skilled nursing beds and 30 operational assisted living units operated by our operating subsidiaries.
After careful consideration and some clinical survey challenges, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties. The operation represented approximately 0.5% of our revenue and adjusted EBITDAR. As part of this closure we have entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense recognized in 2015 or expected to be paid in future periods and will have no material impact on our lease coverage ratios under the Master Leases. We expect the operating losses, continued obligation under the lease and related closing expenses will range from $7.0 million to $7.5 million, including the present value of rental payments of approximately $5.8 million. Residents of the affected facility were transferred to other local skilled nursing facilities in an orderly fashion and in accordance with their individual clinical needs.
For further discussion of our facility acquisitions, see Note 9, Acquisitions in the Notes to Consolidated Financial Statements.

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

	As of December 31,
	2010	2011	2012	2013	2014	2015
Cumulative number of skilled nursing facilities(1)	78	93	98	106	121	146
4 and 5-Star Quality Rated skilled nursing facilities	21	38	45	60	77	72
Percentage of 4 and 5-Star Quality Rated skilled nursing facilities	26.9%	40.9%	45.9%	56.6%	63.6%	49.3%
(1) Cumulative number includes only skilled nursing facilities as of the end of the respective period as star rating reports are only applicable to skilled nursing facilities

Our star ratings in 2015 were impacted by changes in the CMS Five Star Quality Rating System requirements that were established on February 20, 2015. These changes include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. Since the revised standards for performance are more difficulties to achieve, many nursing homes are experiencing a lower quality measure rating, resulting in a decrease in our percentage of 4 and 5-Star Quality Rated skilled nursing facilities. Because of these changes, it may not be appropriate to compare our 2015 star ratings with those that appeared in earlier years. In addition, our percentage of 4 and 5-Star Quality Rated skilled nursing facilities is also dependent on the number of newly acquired facilities. As mentioned above, generally we acquire facilities with a 1 or 2-Star rating. In 2015, we acquired 25 skilled nursing facilities compared to 15 and eight in 2014 and 2013, respectively.
Industry Trends
The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:

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

•
Accountable Care Organizations and Reimbursement Reform. A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization (ACO) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS is implementing demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On January 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of

2018. Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.
We believe the post-acute industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more seniors are looking for alternatives outside the family for their care.
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
Our Medicare reimbursement rates and procedures for our home health and hospice operations are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies. Our home health rates and services are bundled into 60-day episodes of care. Payments can be adjusted for: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (LUPA) if the number of visits during the episode was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, and larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) a payment adjustment if we are unable to perform periodic therapy assessments; (f) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (g) changes in the base episode payments established by the Medicare program; (h) adjustments to the base episode payments for case mix and geographic wages; and (i) recoveries of overpayments.
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
On November 16, 2015, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new mandatory Comprehensive Care for Joint Replacement (CJR) model focusing on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place is accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital either earns a financial reward or is required to repay Medicare for a portion of the costs. This payment is intended to give hospitals an incentive to work with physicians, home health agencies and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This model initially covers 67 geographic areas throughout the country and most hospitals in those regions are required to participate.  Following the implementation of the CJR program, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program.
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

On July 31, 2013, CMS issued its final rule outlining fiscal year 2014 Medicare payment rates for skilled nursing facilities. CMS estimated that aggregate payments to skilled nursing facilities would increase by $470 million, or 1.3% for fiscal year 2014, relative to payments in 2013. This estimated increase reflected a 2.3% market basket increase, reduced by the 0.5% forecast error correction and further reduced by the 0.5% MFP as required by Patient Protection and Affordable Care Act (PPACA). The forecast error correction is applied when the difference between the actual and projected market basket percentage change for the most recent available fiscal year exceeds the 0.5% threshold. In its 2014 report to congress, the Medicare Payment Advisory Commission recommended eliminating the market basket update and reducing payments through the SNF prospective payments system.

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

Home Health

On November 5, 2015, CMS issued final payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2016. Under this rule, CMS projects that Medicare payments will be reduced by 1.4%. This decrease reflects a 1.9% home health payment update percentage; a 0.9% decrease in payments due to the 0.97% payment reduction to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; and a 2.4% decrease in payments due to the third year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. Along with the payment update, CMS is revising the ICD-10-CM translation list and adding certain initial encounter codes to the HH PPS Grouper based upon revised ICD-10-CM coding guidance.

Pursuant to the rule, CMS is also implementing a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified HHAs in selected states will be required to participate. The model would apply a payment reduction or increase to current Medicare-certified home health agency (HHA) payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 3.0% in the first payment adjustment year, 5.0% in the second payment adjustment year, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. CMS estimates that implementing a home health value-based model will result in a 1.4% decrease in Medicare payments to home health agencies across the industry.

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

On October 30, 2014, CMS announced payment changes to the Medicare HH PPS for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.3%, or $60 million. The decrease reflects the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the NRS conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the ACA. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if each HHA claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

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

An “exceptions process” to the therapy caps exists; however. Manual policies relevant to the exceptions process apply only when exceptions to the therapy caps are in effect. The therapy exception process, which under previous legislation was due to expire, was extended and the expected SGR of 21% to the Physician Fee Screen for outpatient therapy services was repealed through the H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015. Under the legislation, the therapy cap exception extends through December 31, 2017.

A manual medical review process, as part of the therapy exceptions process, applies to therapy claims when a beneficiary’s incurred expenses exceed a threshold amount of $3,700 annually. Specifically, combined PT and SLP services that exceed $3,700 are subject to manual medical review, as well as OT services that exceed $3,700. A beneficiary’s incurred expenses apply towards the manual medical review thresholds in the same manner as it applies to the therapy caps. Manual medical review was in effect through a post-payment review system until March 31, 2015. As part of the Medicare Access and CHIP Reauthorization Act of 2015, the manual medical review process will be replaced with a new process to be developed by the Secretary of Health and Human Services (HHS).
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

Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see Part II, Item 1A Risk Factors under the headings Risks Related to Our Business and Industry - “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.” The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.

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

Medicaid reimburses home health and hospice providers, physicians, and certain other health care providers for care provided to certain low income patients. Reimbursement varies from state to state and is based upon a number of different systems, including cost-based, prospective payment and negotiated rate systems. Rates are subject to statutory and regulatory changes and interpretations and rulings by individual state agencies.

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

The Medicare home health benefit is available both for patients who need care following discharge from a hospital and patients who suffer from chronic conditions that require ongoing but intermittent care. As a condition of participation under Medicare, beneficiaries must be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. Medicare rates are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of care. There is no limit to the number of episodes a patient may receive as long as he or she remains Medicare eligible.

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episodes of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect health care labor costs across the country and are established annually through Federal legislation. Medicare payments are subject to two fixed annual caps, which are assessed on a provider number basis. The annual caps per patient, known as hospice caps, are calculated and published by the Medicare fiscal intermediary on an annual basis and cover the twelve month period from November 1 through October 31. The caps can be subject to annual and retroactive adjustments, which can cause providers to owe money back to Medicare if such caps are exceeded.

Managed Care and Private Insurance.  Managed care patients consist of individuals who are insured by certain third-party entities, typically a senior HMO plan, or who are Medicare beneficiaries who have assigned their Medicare benefits to a senior HMO plan. Another type of insurance, long-term care insurance, is also becoming more widely available to consumers, but is not expected to contribute significantly to industry revenues in the near term.

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
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year ended December 31, 2015
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$424,265	$6,785	$3,598	$5,348	$—		$439,996	32.8%
Medicare	332,429	—	26,828	36,246	—		395,503	29.5
Medicaid-skilled	71,905	—	—	—	—		71,905	5.4
Subtotal	828,599	6,785	30,426	41,594	—		907,404	67.7
Managed care	194,743	—	11,391	636	—		206,770	15.4
Private and other	103,046	81,344	6,138	171	36,953	(1)	227,652	16.9
Total revenue	$1,126,388	$88,129	$47,955	$42,401	$36,953		$1,341,826	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and mobile ancillary operations.

	Year ended December 31, 2014
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$349,100	$3,774	$1,971	$3,274	$—		$358,119	34.9%
Medicare	274,723	—	17,353	21,068	—		313,144	30.5
Medicaid-skilled	51,157	—	—	—	—		51,157	5.0
Subtotal	674,980	3,774	19,324	24,342	—		722,420	70.4
Managed care	138,215	—	7,213	368	—		145,796	14.2
Private and other	88,275	45,074	3,040	229	22,572	(1)	159,190	15.4
Total revenue	$901,470	$48,848	$29,577	$24,939	$22,572		$1,027,406	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and mobile ancillary operations.

	Year ended December 31, 2013
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$318,232	$2,348	$1,003	$2,220	$—		$323,803	35.8%
Medicare	264,223	—	13,427	15,267	—		292,917	32.4
Medicaid-skilled	36,085	—	—	—	—		36,085	4.0
Subtotal	618,540	2,348	14,430	17,487	—		652,805	72.2
Managed care	112,669	—	5,291	208	—		118,168	13.1
Private and other	81,139	38,583	2,257	89	11,515	(1)	133,583	14.7
Total revenue	$812,348	$40,931	$21,978	$17,784	$11,515		$904,556	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and mobile ancillary operations.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing operations over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2015	2014	2013
Percentage of Skilled Nursing Days:
Medicare	14.6%	14.2%	14.8%
Managed care	11.4	9.7	8.9
Other skilled	4.4	3.7	2.7
Skilled mix	30.4	27.6	26.4
Private and other payors	12.1	13.1	13.7
Quality mix	42.5	40.7	40.1
Medicaid	57.5	59.3	59.9
Total skilled nursing	100.0%	100.0%	100.0%

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

Second, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 may not exceed the annual aggregate cap amounts. For cap years ended on or after October 31, 2012, and all subsequent cap years, the hospice aggregate cap is calculated using the proportional method.  Under the proportional method, the hospice shall include in its number of Medicare beneficiaries only that fraction which represents the portion of a patient's total days of care in all hospices and all years that were spent in that hospice in that cap year, using the best data available at the time of the calculation. The whole and fractional shares of Medicare beneficiaries' time in a given cap year are then summed to compute the total number of Medicare beneficiaries served by that hospice in that cap year.  The hospice's total Medicare beneficiaries in a given cap year is multiplied by the Medicare per beneficiary cap amount, resulting in that hospice's aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year.  If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare. The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services.

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

Competition

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Our operating subsidiaries also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:

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

As of December 31, 2015, we have acquired 186 facilities with 19,653 operational beds, including 3,299 assisted living units and 1,255 independent living units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for the years ended December 31, 2015, 2014 and 2013 were 77.9%, 78.0%, and 77.5%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties, the expansion and upgrade of current facilities, and the construction of new facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities or by partnering with a construction company to build out new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 95 facilities that we acquired from 2001 through 2015, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.6% during the first full three months of operations to 13.9% during the thirteenth through fifteenth months of operations.

Constructing New Facilities in Existing and New markets. Another key element to our growth strategy includes constructing new skilled nursing and assisted living facilities in new and existing markets.  We plan to target geographies that we believe to be under served or where the demand exists for new high-end healthcare facilities that will offer a wide array of hospitality-oriented amenities, activities and services.  In addition, lowering the average age of our facilities will allow us to manage the cost of renovating and maintaining our facilities.  We entered into several build-to-suit leases with Main Street Property Group, LLC (Mainstreet) in the states of Colorado, Kansas and Texas and opened our first two newly-constructed operations in 2015.  We also expect to work together with Mainstreet to select additional locations in the future.  In addition, we also have plans underway to construct some small replacement facilities and are looking to develop additional relationships with other developers.

Strategically Investing In and Integrating Other Post-Acute Care Healthcare Businesses. Another important element to our growth strategy includes acquiring new and existing home health, hospice and other post-acute care healthcare businesses.   Since 2010, we have steadily expanded our home health and hospice businesses through the acquisition of smaller third-party providers.

Our strategy is to provide a more seamless experience to manage the transition of care throughout the post-acute continuum.  Our objective is to simultaneously improve patient outcomes and reduce costs to payers, ACOs and hospital systems.  We believe that the same principles that have guided our skilled nursing and assisted living operations are transferable to these businesses, including reliance on experienced local leaders at the community level to focus on integrating these operations into the continuum of care services we provide.  Between 2009 and February 2016, we have acquired 14 hospice agencies, 18 home health and home care agencies, and we are well positioned for continued growth in these and other healthcare businesses.

Labor

 The operation of our skilled nursing and assisted living facilities, home health and hospice operations and urgent care centers requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2015, we had approximately 16,494 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2015, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Federal Health Care Reform. On April 16, 2015, the President signed into law MACRA. This bill includes a number of provisions, including (1) replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services, (2) an extension of the outpatient therapy cap exception process until December 31, 2017; and (3) payment updates for post-acute providers at 1% after other adjustments required by the ACA for 2018. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
On October 30, 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System (MIPS). The current Value-Based Payment Modifier program is set to expire in 2018, with MIPS to begin in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. The final rule could impact our revenue in the future.
On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. Since the standards for performance are more difficult to achieve, the number of our 4 and 5 star facilities could be reduced. In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.
The Improving Medicare Post-Acute Care Transformation Act of 2014 (the IMPACT Act), which was signed into law on October 6, 2014, requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (PACs), including skilled nursing facilities and home health agencies. The IMPACT Act will require PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for post acute care providers, including skilled nursing facilities by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for post-acute care providers, including skilled nursing facilities and by January 1, 2017 for home health agencies. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect.
The IMPACT Act further requires HHS and the Medicare Payment Advisory Commission (MedPAC), a commission chartered by Congress to advise it on Medicare payment issues, to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis. The IMPACT Act also included provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.
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
On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012 into law. This statute created a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services.
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

Some key provisions of PPACA include (i) enhanced civil monetary penalties, (ii) substantial and onerous transparency requirements for Medicare-participating nursing facilities, (iii) face-to-face encounter requirements applicable to home health agencies and hospices, (iv) expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud, (v) a requirement that overpayments for services provided to Medicare and Medicaid beneficiaries be reported to the applicable payor within sixty days of identification of the overpayment or the date of the corresponding cost report, (vi) implementation of a value-based purchasing program for Medicare payments to skilled nursing facilities, (vii) implementation of a value-based purchasing program for home health services, (viii) implementation of a voluntary bundled payments pilot program (i.e., Bundled Payments for Care Improvement), and (ix) the creation of Accountable Care Organizations (ACOs).

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
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute lengthened the retrospective time period for which CMS can recover overpayments from health care providers, from three to five years following the year in which payment was made.

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

 Regulations Regarding Patient Record Confidentiality.  We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA, which relate to the privacy of certain patient information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy and security requirements at these facilities. We believe that we are in compliance with all current HIPAA laws and regulations.

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

Available Information

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning our company may be accessed through the SEC's website at http://www.sec.gov.

You may also find on our website at http://www.ensigngroup.net, electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report.

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

We derived 38.2% and 39.9% of our revenue from the Medicaid program for the years ended December 31, 2015 and 2014, respectively. We derived 29.5% and 30.5% of our revenue from the Medicare program for the years ended December 31, 2015 and 2014, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On November 16, 2015, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new mandatory Comprehensive Care for Joint Replacement (CJR) model focusing on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place is accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital either earns a financial reward or is required to repay Medicare for a portion of the costs. This payment is intended to give hospitals an incentive to work with physicians, home health agencies and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This model initially covers 67 geographic areas throughout the country and most hospitals in those regions are required to participate.  Following the implementation of the CJR program, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program.

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

On November 5, 2015, CMS issued a final rule updating the Medicare HH PPS rates and wage index for calendar year 2016. In the final rule, CMS implemented the third year of the four year phase-in of rebasing adjustments to the HH PPS payment rates as required by PPACA. In addition, CMS will decrease the national, standardized 60-day episode payment amount by 0.97% in each year for calendar years 2016, 2017 and 2018. Pursuant to the rule, CMS is also implementing a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified HHAs will be required to participate. In the aggregate, CMS estimates that the net impact of the payment provisions of the final rule will result in a decrease of 1.4%, or $260 million, in aggregate Medicare payments to HHAs for calendar year 2016.

Pursuant to the rule, CMS is also implementing a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified HHAs in selected states will be required to participate. The model would apply a payment reduction or increase to current Medicare-certified home health agency (HHA) payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 3.0% in the first payment adjustment year, 5.0% in the second payment adjustment year, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. CMS estimates that implementing a home health value-based model will result in a 1.4% decrease in Medicare payments to home health agencies across the industry.

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

On October 30, 2014, CMS announced payment changes to the Medicare HH PPS for calendar year 2015. Under this rule, CMS projects that Medicare payments to home health agencies in calendar year 2015 will be reduced by 0.3%, or $60 million. The decrease reflects the 2.1% home health payment update percentage and the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. CMS is also finalizing three changes to the face-to-face encounter requirements under the ACA. These changes include: a) eliminating the narrative requirement currently in regulation, b) establishing that if a HHA claim is denied, the corresponding physician claim for certifying/re-certifying patient eligibility for Medicare-covered home health services is considered non-covered as well because there is no longer a corresponding claim for Medicare-covered home health services and c) clarifying that a face-to-face encounter is required for certifications, rather than initial episodes; and that a certification (versus a re-certification) is generally considered to be any time a new start of care assessment is completed to initiate care. This rule also established a minimum submission threshold for the number of OASIS assessments that each HHA must submit under the Home Health Quality Reporting Program and the Home Health Conditions of Participant for speech language pathologist personnel.

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

In July 2012, CMS issued its final rule for hospice services for its 2013 fiscal year. These final regulations implemented a net market basket increase of 1.6% consisting of a 2.6% market basket inflation increase, less offsets to the standard payment 27 conversion factor mandated by the PPACA of 0.7% to account for the effect of a productivity adjustment, and 0.3% as required by statute. CMS projected the impact of these changes would result in a 0.9% increase in payments to hospice providers.
On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintained the 0.5% update for such services through December 31, 2014 and provides a 0.0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
On April 16, 2015, the President signed into law MACRA. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
On October 30, 2015, CMS released a final rule (with comment period) addressing, among other things, implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System (MIPS). The current Value-Based Payment Modifier program is set to expire in 2018, with MIPS to begin in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. The final rule could impact our revenue in the future.
The Improving Medicare Post-Acute Care Transformation Act of 2014 (the IMPACT Act), which was signed into law on October 6, 2014, requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (PACs), including skilled nursing facilities and home health agencies. The IMPACT Act will require PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for post acute care providers, including skilled nursing facilities by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for post-acute care providers, including skilled nursing facilities and by January 1, 2017 for home health agencies. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect.

The IMPACT Act further requires HHS and the Medicare Payment Advisory Commission (MedPAC), a commission chartered by Congress to advise it on Medicare payment issues, to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis. The IMPACT Act also included provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.

On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintains the 0.5%
update for such services through December 31, 2014 and provided a 0.0% update to the 2015 Medicare Physician Fee Schedule
(MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute delayed significant cuts in Medicare rates for physician services until December 31, 2013. The statute also created a Commission on Long Term Care, the goal of which was to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports.
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

To address potential fraud and abuse in federal health care programs, including Medicare and Medicaid, PPACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. The new law imposes enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs. PPACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the PPACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of HHS determines that good cause exists not to suspend payments. To the extent the Secretary applies this suspension of payments provision to one of our affiliated facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

Under PPACA, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.

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

We operate one or more affiliated skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington, and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and/or the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operating subsidiaries are currently on prepayment review, although some may be placed on prepayment review in the future. As of December 31, 2015, we have two operating subsidiaries that are currently under probe review.

Public and government calls for increased survey and enforcement efforts toward long-term care facilities could result in increased scrutiny by state and federal survey agencies. In addition, potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

CMS has undertaken several initiatives to increase or intensify Medicaid and Medicare survey and enforcement activities, including federal oversight of state actions. CMS is taking steps to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to identify multi-facility providers with patterns of noncompliance. In addition, HHS has adopted a rule that requires CMS to charge user fees to healthcare facilities cited during regular certification, recertification or substantiated complaint surveys for deficiencies, which require a revisit to assure that corrections have been made. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently.

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

When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance. In the past, some of our affiliated facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations. In the first quarter of 2016, we elected to voluntarily close one operating subsidiary as a result of multiple regulatory deficiencies in order to avoid continued strain on our staff and other resources and to avoid restrictions on our ability to acquire new facilities or expand or operate existing facilities. In addition, from time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. If we elect to voluntary close any operations in the future or to opt to stop accepting new patients pending completion of a state or federal survey, it could negatively impact our financial condition and results of operation.

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

The DRA directs CMS to create a process to allow exceptions to therapy caps for certain medically necessary services provided on or after January 1, 2006 for patients with certain conditions or multiple complexities whose therapy services are reimbursed under Medicare Part B. A significant portion of the patients in our affiliated skilled nursing facilities and patients served by our rehabilitation therapy programs whose therapy is reimbursed under Medicare Part B have qualified for the exceptions to these reimbursement caps. DRA added Section 1833(g)(5) of the Social Security Act and directed them to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary.

The therapy cap exception has been reauthorized in a number of subsequent laws, including the Protecting Access to Medicare Act of 2014, which extended the cap and exception process through March 31, 2015. That statute implemented a two-tiered exception process, with an automatic exception process for patients who reach a $1,940 threshold and a manual medical review exception process for patient at the $3,700 threshold. Most recently, the therapy cap exception was extended through December 31, 2017 pursuant to MACRA.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the year ended December 31, 2015, we had one operating subsidiary that exceeded the annual Medicare cap by approximately $0.3 million.

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

On January 25, 2013, HHS promulgated new HIPAA privacy, security, and enforcement regulations, which increase significantly the penalties and enforcement practices of the Department regarding HIPAA violations. In addition, any breach of individually identifiable health information can result in obligations under HIPAA and state laws to notify patients, federal and state agencies, and in some cases media outlets, regarding the breach incident. Breach incidents and violations of HIPAA or state privacy and security laws could subject us to significant penalties, and could have a significant impact on our business. The new HIPAA regulations are effective as of March 26, 2013, and compliance was required by September 23, 2013.

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

In January 2015, the OIG released a report entitled “Medicare Hospices Have Financial Incentives to Provide Care in Assisted Living Facilities.” The report analyzed all Medicare hospices claims from 2007 through 2012, and raised concerns about the financial incentives created by the current payment system and the potential for hospices-especially for-profit hospices-to target beneficiaries in assisted living facilities because they may offer the hospices the greatest financial gain. Accordingly, the report recommended that CMS reform payments to reduce the incentive for hospices to target beneficiaries with certain diagnoses and those likely to have long stays, target certain hospices for review, develop and adopt claims-based measures of quality, make hospice data publicly available for the beneficiaries, and provide additional information to hospices to educate them about how they compare to their peers. CMS concurred with all five recommendations.

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

In addition, in its 2016 Work Plan, the OIG indicated that it will review compliance with various aspects of the skilled nursing facility prospective payment system, including the documentation requirement in support of the claims paid by Medicare. According to the 2016 Work Plan, prior OIG reviews found that Medicare payments for therapy greatly exceeded skilled nursing facilities’ cost for therapy, and the OIG found that skilled nursing facilities have increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same. The OIG’s 2016 Work Plan provides that the OIG will review Medicare payments for portable x-ray equipment and services to determine whether payments were correct and were supported by documentation.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2015, 67.7% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. Furthermore, failure to refund overpayments within required time frames (as described in greater detail above) could result in Federal False Claims Act (FCA) liability. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

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

During the year ended December 31, 2015, we continued to expand our operations with the addition of 50 stand-alone skilled nursing and assisted living facilities, seven home health, hospice and home care agencies and three urgent care centers to our operations with a total of 2,580 operational skilled nursing beds and 2,391 operational assisted and independent living units. During the year ended December 31, 2014, we acquired 18 stand-alone skilled nursing and assisted living operations, eight home health, hospice and home care operations and seven urgent care centers with a total of 1,453 operational skilled nursing beds and 333 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operating subsidiaries and patient care at affiliated facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable. For example, in July of 2006 we acquired a facility that had a history of intermittent noncompliance. Although the affiliated facility had already been surveyed once by the local state survey agency after being acquired by us, and that survey would have met the heightened requirements of the special focus facility program, based upon the facility's compliance history prior to our acquisition, in January 2008, state officials nevertheless recommended to CMS that the facility be placed on special focus facility status. In addition, in October of 2006, we acquired a facility which had a history of intermittent non-compliance. This affiliated facility was surveyed by the local state survey agency during the third quarter of 2008 and passed the heightened survey requirements of the special focus facility program. Both affiliated facilities have successfully graduated from the Centers for Medicare and Medicaid Services' Special Focus program. We've had other affiliated facilities that have successfully graduated from the program. Other affiliated facilities may be identified for special focus status in the future.

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

The post-acute care industry is highly competitive, and we expect that our industry may become increasingly competitive in the future. Our affiliated skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional multi-facility providers that have substantially greater financial resources to small providers who operate a single nursing facility. We also compete with other skilled nursing and assisted living facilities, and with inpatient rehabilitation facilities, long-term acute care hospitals, home healthcare and other similar services and care alternatives. Increased competition could limit our ability to attract and retain patients, attract and retain skilled personnel, maintain or increase private pay and managed care rates or expand our business.

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

Our affiliated facilities located in Arizona, California and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 26% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

In addition, our affiliated facilities in Iowa, Nebraska, Washington and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our affiliated facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our affiliated facilities, and the availability of employees to provide services at our affiliated facilities. If the delivery of goods or the ability of employees to reach our affiliated facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our affiliated facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our affiliated facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

The Service Employees International Union has issued in the past, and may again issue in the future, public statements alleging that we or other for-profit skilled nursing operators have engaged in unfair, questionable or illegal practices in various areas, including staffing, patient care, patient evaluation and treatment, billing and other areas and activities related to the industry and our operating subsidiaries. We continue to anticipate similar criticisms, charges and other negative publicity from such sources on a regular basis, particularly in the current political environment and following the December 2010 OIG report entitled “Questionable Billing by Skilled Nursing Facilities," described above in " The Office of the Inspector General or other organizations may choose to more closely scrutinize the billing practices of for-profit skilled nursing facilities, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations." Two of our affiliated facilities have been listed on the report. Such reports provide unions and their allies with additional opportunities to make negative statements about, and to encourage regulators to seek investigatory and enforcement actions against, the industry in general and non-union operators like us specifically. Although we believe that our operations and business practices substantially conform to applicable laws and regulations, we cannot predict the extent to which we might be subject to adverse publicity or calls for increased regulatory scrutiny from union and union ally sources, or what effect, if any, such negative publicity would have on us, but to the extent they are successful, our revenue may be reduced, our costs may be increased and our profitability and business could be adversely affected.

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

Our ability to respond to unions, however, may be limited by some state laws, which purport to make it illegal for any recipient of state funds to promote or deter union organizing. For example, such a state law passed by the California Legislature was successfully challenged on the grounds that it was preempted by the National Labor Relations Act, only to have the challenge overturned by the Ninth Circuit in 2006 before being ultimately upheld by the United States Supreme Court in 2008. In addition, proposed legislation making it more difficult for employees and their supervisors to educate co-workers and oppose unionization, such as the proposed Employee Free Choice Act which would allow organizing on a single “card check” and without a secret ballot and similar changes to federal law, regulation and labor practice being advocated by unions and considered by Congress and the National Labor Relations Board, could make it more difficult to maintain union-free workplaces in our affiliated facilities. Further, the expedited election rules adopted by the National Labor Relations Board took effect on April 14, 2015 and make it far easier for unions to organize employees.  These and similar laws have the potential to facilitate unionization procedures or hinder employer responses thereto, which may hinder our ability to oppose unionization efforts and negatively affect our business.

Because we lease substantially all of our affiliated facilities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations.
As of December 31, 2015, we leased 154 of our 186 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium arranged by SunTrust (the Credit Facility). As of December 31, 2015, our operating subsidiaries had $85.0 million outstanding under the Credit Facility. We also had other outstanding indebtedness of approximately $14.7 million as of December 31, 2015 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In addition, we had $1.9 billion of future operating lease obligations as of December 31, 2015. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Our ability to maintain and enhance our operating subsidiaries and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our affiliated facilities and equipment. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging and obsolete facilities and equipment. In addition, continued expansion of our business through the acquisition of existing facilities, expansion of our existing facilities and construction of new facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable. In addition, some of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.

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

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the revolving credit facility portion of the Credit Facility restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement. The failure to pay or maintain dividends could adversely affect our stock price.

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

In February 2015, we completed a common stock offering, issuing approximately 5.5 million shares at approximately $20.50 per share. After deducting underwriting discounts and commissions of $5.6 million, excluding other issuance costs of $0.4 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under the Credit Facility.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Service Center.  We currently lease 29,829 square feet of office space in Mission Viejo, California for our Service Center pursuant to a lease that expires in August 2019. We have two options to extend our lease term at this location for an additional five-year term for each option. In 2015, we expanded our information technology department and entered into a lease of an office space of 4,972 square feet in Rancho Santa Margarita, California. The lease expires in July 31, 2019. We have two options to extend our lease term at this location for an additional five-year term for each option.

Facilities.  As of December 31, 2015, we operated 186 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 19,653 patients. Of the 186 facilities we operated, we owned 32 facilities and operated an additional 154 facilities under long-term lease arrangements, and had options to purchase 20 of those 154 facilities. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our skilled nursing and assisted and independent living facilities at December 31, 2015:

State	Leased without a Purchase Option	Purchase Agreement or Leased with a Purchase Option	Owned	Total Operational Beds
Arizona	3,744	—	544	4,288
California	3,915	346	728	4,989
Colorado	587	—	158	745
Idaho	456	—	263	719
Iowa	356	—	—	356
Kansas	—	265	—	265
Nevada	304	—	—	304
Nebraska	366	—	296	662
South Carolina	—	—	426	426
Texas	3,146	—	298	3,444
Utah	1,252	60	301	1,613
Washington	739	—	204	943
Wisconsin	0	761	138	899
Total	14,865	1,432	3,356	19,653

Skilled nursing	12,157	537	2,405	15,099
Assisted living	1,915	728	656	3,299
Independent living	793	167	295	1,255
Total	14,865	1,432	3,356	19,653

Home health and hospice agencies. As of December 31, 2015, we had 32 home health, and home care hospice agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.

The following table provides summary information regarding the locations of our home health, home care and hospice agencies at December 31, 2015:

State	Home Health and Home Care Services	Hospice Services
Arizona	2	3
California(1)	4	3
Colorado	1	1
Idaho(1)	3	2
Iowa	1	—
Texas	1	2
Oregon	1	—
Utah(1)	3	2
Washington(1)	2	1
Total	18	14

(1)	Including a home health and a hospice agency that are located in the same location

In addition, as of December 31, 2015, we had 17 urgent care centers, which are located in Colorado and Washington.

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

Income Tax Examinations — During 2014, we received a notification from the IRS that our 2012 tax return would be examined. During 2015, the examination was closed with no adjustments. We are not currently under examination by any major income tax jurisdiction. See Note 16, Income Taxes in Notes to Consolidated Financial Statements. Our employment tax returns for the 2012 tax year are under examination by the IRS.

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

Litigation — We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments. We had two operating subsidiaries subject to probe review in 2015. We anticipate that these probe reviews will increase in frequency in the future. Further, we currently have no affiliated facilities on prepayment review; however, others may be placed on prepayment review in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

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

See additional description of our contingencies in Notes 17, Debt, 19, Leases and 20, Commitments and Contingencies in
Notes to Consolidated Financial Statements.

Item 4.        Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All share and per share amounts presented reflect a two-for-one stock split effected in December 2015. See Note 2 - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2014
First Quarter	$22.74	$19.10
Second Quarter(1)	$23.89	$13.01
Third Quarter	$18.08	$14.00
Fourth Quarter	$23.04	$16.59
Fiscal 2015
First Quarter	$24.00	$20.21
Second Quarter	$26.94	$20.25
Third Quarter	$27.04	$20.99
Fourth Quarter	$25.10	$22.00

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

During fiscal 2015, we declared aggregate cash dividends of $0.1525 per share of common stock, for a total of approximately $7.9 million. As of February 8, 2016, there were approximately 219 holders of record of our common stock.

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

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2010 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 12/31/10 in stock in index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2010	2011	2012	2013	2014	2015
The Ensign Group, Inc.	$100.00	$99.35	$111.09	$182.34	$319.23	$327.63
NASDAQ Market Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Peer Group	$100.00	$82.22	$98.65	$122.67	$173.62	$156.66

The current composition of the Skilled Nursing Facilities Peer Group 1, SIC Code 8051 is as follows:

AdCare Health Systems, Inc., Diversicare Healthcare Services, Five Star Quality Care, Inc., National Healthcare Corporation, Genesis Healthcare, Inc., and The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2014
First Quarter	$0.0350	$1,570
Second Quarter	$0.0350	$1,580
Third Quarter	$0.0350	$1,584
Fourth Quarter	$0.0375	$1,707
2015
First Quarter	$0.0375	$1,920
Second Quarter	$0.0375	$1,928
Third Quarter	$0.0375	$1,935
Fourth Quarter	$0.0400	$2,071

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2015, we paid aggregate annual dividends equal to approximately 5% to 18% of our net income, after adjusting for the charge related to the U.S. Government inquiry settlement of $33.0 million and $15.0 million in fiscal years ended December 31, 2013 and 2012, respectively. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant. A portion of the proceeds received from CareTrust in connection with the Spin-Off was used to pay dividend payments in 2015. See Note 4, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust in the Notes to Consolidated Financial Statements for additional information.

The Credit Facility restricts our subsidiaries' and our ability to pay dividends to stockholders in excess of 20% of consolidated net income, or at all if we receive notice that we are in default under the facility. In addition, we are a holding company with no direct operating assets, employees or revenues. As a result, we are dependent upon distributions from our independent operating subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. It is possible that in certain quarters, we may pay dividends that exceed our net income for such period as calculated in accordance with GAAP.

Issuer Repurchases of Equity Securities

Common Stock Repurchase Program. On November 4, 2015, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $15.0 million of our common stock over a period of 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, management's perception of value relative to market price and other legal, regulatory and contractual requirements. The stock repurchase program is scheduled to expire on November 4, 2016. We did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2015.

Subsequent to December 31, 2015, we repurchased 0.7 million shares of our common stock for a total of $15.0 million.

Item 6. Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements. All share and per-share data has been retroactively adjusted to give effect to the two-for-one stock split effected in December 2015 and discussed in Note 2 - Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements. The financial data set forth below should be read in connection with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and related notes thereto:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenue	$1,341,826	$1,027,406	$904,556	$823,155	$758,277
Expense:
Cost of services (exclusive of rent and depreciation and amortization shown separately below)	1,067,694	822,669	725,989	656,424	600,804
Charge related to U.S. Government inquiry	—	—	33,000	15,000	—
Rent - cost of services	88,776	48,488	13,613	13,281	13,725
General and administrative expense	64,163	56,895	40,103	31,819	29,766
Depreciation and amortization	28,111	26,430	33,909	28,358	23,286
Total expenses	1,248,744	954,482	846,614	744,882	667,581
Income from operations	93,082	72,924	57,942	78,273	90,696
Other income (expense):
Interest expense	(2,828)	(12,976)	(12,787)	(12,229)	(13,778)
Interest income	845	594	506	255	249
Other expense, net	(1,983)	(12,382)	(12,281)	(11,974)	(13,529)
Income before provision for income taxes	91,099	60,542	45,661	66,299	77,167
Provision for income taxes	35,182	26,801	20,003	25,134	29,492
Income from continuing operations	55,917	33,741	25,658	41,165	47,675
Loss from discontinued operations	—	—	(1,804)	(1,357)	—
Net income	$55,917	$33,741	$23,854	$39,808	$47,675
Less: net income (loss) attributable to noncontrolling interests	485	(2,209)	(186)	(783)	—
Net income attributable to The Ensign Group, Inc.	$55,432	$35,950	$24,040	$40,591	$47,675
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$55,432	$35,950	$25,844	$41,948	$47,675
Loss from discontinued operations, net of income tax	—	—	(1,804)	(1,357)	—
Net income attributable to The Ensign Group, Inc.	$55,432	$35,950	$24,040	$40,591	$47,675
Net income per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.10	$0.80	$0.59	$0.98	$1.14
Loss from discontinued operations (1)	—	—	(0.04)	(0.03)	—
Net income attributable to The Ensign Group, Inc.	$1.10	$0.80	$0.55	$0.95	$1.14
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.06	$0.78	$0.58	$0.96	$1.10
Loss from discontinued operations (1)	—	—	(0.04)	(0.03)	—
Net income attributable to The Ensign Group, Inc.	$1.06	$0.78	$0.54	$0.93	$1.10
Weighted average common shares outstanding
Basic	50,316	44,682	43,800	42,858	41,934
Diluted	52,210	46,190	44,728	43,884	43,166
(1) See Note 23 of Notes to Consolidated Financial Statements.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,569	$50,408	$65,755	$40,685	$29,584
Working capital	115,104	83,209	98,540	46,252	40,252
Total assets	747,759	493,916	716,315	690,862	596,339
Long-term debt, less current maturities	99,051	68,279	251,895	200,505	181,556
Equity	426,985	257,803	357,257	327,884	277,485
Cash dividends declared per common share	$0.1525	$0.1425	$0.1325	$0.1225	$0.1125

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$120,708	$101,563	$92,037
Adjusted EBITDA(1)(2)	135,248	112,829	136,741
EBITDAR(1)	209,484	150,051	105,650
Adjusted EBITDAR(1)(2)	221,278	159,376	149,345
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
We typically use EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR to compare the operating performance of each operation. EBITDA and EBITDAR are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, and, with respect to EBITDAR, rent — cost of services, which may vary from period-to-period depending upon various factors, including the method used to finance operations, the amount of debt that we have incurred, whether an operation is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates. As a result, we believe that the use of EBITDA and EBITDAR provide a meaningful and consistent comparison of our business between periods by eliminating certain items required by GAAP.
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	legal costs and charges in connection with the DOJ settlement;

•	settlement of a class action lawsuit regarding minimum staffing requirements in the State of California;

•	impairment charges;

•	Spin-Off charges including results at three independent living facilities transferred to CareTrust in connection with the Spin-Off transaction;

•	stock-based compensation expense;

•	costs incurred related to new systems implementation;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	costs incurred for facilities currently being constructed and other start-up operations;

•	acquisition-related costs;

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder;

•	professional service fees including costs incurred to recognize income tax credits and expenses incurred in connection with the stock-split effected in December 2015; and

•
rent related to our urgent care centers, facilities currently being constructed and other start-up operations, skilled nursing facility not at full operation and three independent living facilities which were transferred to CareTrust.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated statements of income data:
Net income	$55,917	$33,741	$23,854	$39,808	$47,675
Less: net income (loss) attributable to noncontrolling interests	485	(2,209)	(186)	(783)	—
Loss from discontinued operations	—	—	1,804	1,357	—
Interest expense, net	1,983	12,382	12,281	11,974	13,529
Provision for income taxes	35,182	26,801	20,003	25,134	29,492
Depreciation and amortization	28,111	26,430	33,909	28,358	23,286
EBITDA	$120,708	$101,563	$92,037	$107,414	$113,982
Facility rent—cost of services	88,776	48,488	13,613	13,281	13,725
EBITDAR	$209,484	$150,051	$105,650	$120,695	$127,707

EBITDA	$120,708	$101,563	$92,037	$107,414	$113,982
Legal costs and charges related to the U.S. Government inquiry(a)	—	—	34,098	16,945	—
Spin-Off charges including results at three independent living facilities transferred to CareTrust(b)	—	8,904	4,050	—	—
Settlement of class action lawsuit(c)	—	—	1,524	2,596	1,544
Impairment of goodwill and other indefinite-lived intangibles(d)	—	—	490	2,225	—
Urgent care center (earnings) losses(e)	(1,132)	(389)	1,844	546	—
Breakup fee, net of costs, received in connection with a public auction(f)	(1,019)	—	—	—	—
Acquisition related costs(g)	1,397	672	288	250	452
Stock-based compensation expense(h)	6,677	—	—	—	—
Costs incurred for facilities currently being constructed and other start-up operations(i)	3,054	—	1,256	—	—
Costs incurred related to new systems implementation(j)	2,550	—	—	—	—
Professional service fees(k)	267	138	145	591
Rent related to items(b), (e), and (i) above	2,746	1,941	1,009	860	—
Adjusted EBITDA	$135,248	$112,829	$136,741	$131,427	$115,978
Facility rent—cost of services	88,776	48,488	13,613	13,281	13,725
Less: rent related to items(b), (e), and (i) above	(2,746)	(1,941)	(1,009)	(860)	—
Adjusted EBITDAR	$221,278	$159,376	$149,345	$143,848	$129,703
_______________________

(a)	Legal costs and charges incurred in connection with the settlement of the investigation into the billing and reimbursement processes of some of our operating subsidiaries conducted by the DOJ.

(b)	Spin-Off charges including results at three independent living facilities transferred to CareTrust in connection with the Spin-Off transaction.

(c)	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

(d)
Impairment charges to goodwill for a skilled nursing facility in Utah during the year ended December 31, 2013 and a decline in the estimated fair value of redeemable noncontrolling interest of our urgent care franchising business during the year ended December 31, 2012.

(e) Operating results at newly opened urgent care centers. This amount excluded rent, depreciation, interest and income taxes. The results also excluded the net loss attributable to the variable interest entity associated with our urgent care business.

(f)	Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.
(g) Costs incurred to acquire an operation which are not capitalizable.

(h)
Stock-based compensation expense incurred during the year ended December 31, 2015. Adjusted EBITDA and EBITDAR for the year ended December 31, 2014. 2013, 2012 and 2011 did not include non-GAAP adjustment related to stock-based compensation expense of $5.2 million, $4.4 million, $4.7 million, and $3.4 million, respectively. If adjusted for stock-based compensation expense, Adjusted EBITDA for the year ended December 31, 2014, 2013, 2012 and 2011 would have been $118.0 million, $141.1 million, $136.2 million and $119.3 million, respectively, and Adjusted EBITDAR for the year ended December 31, 2014, 2013, 2012 and 2011 would have been $164.6 million, $153.7 million, $148.6 million and $133.1 million, respectively. EBITDA for the year ended December 31, 2014 reflects seven month increase in rent expense as a result of the Spin-Off compared to twelve months increase in rent expense for the year ended December 31, 2015.

(i)	Costs incurred for facilities currently being constructed and other start-up operations.

(j)	Costs incurred related to new systems implementation.

(k)
Professional service fees include costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate and expenses incurred in connection with the stock-split effected in December 2015.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as urgent care centers and mobile ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, urgent care and mobile ancillary services. As of December 31, 2015, we offered skilled nursing, assisted living and rehabilitative care services through 186 skilled nursing and assisted living facilities across 13 states. Of the 186 facilities, we owned 32 and operated an additional 154 facilities under long-term lease arrangements, and had options to purchase 20 of those 154 facilities. Our home health and hospice business provides home health, hospice, home care and private duty services from 32 agencies across nine states. Our 17 urgent care centers and mobile ancillary operations are located in Arizona, Colorado, Utah and Washington.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of December 31, 2015:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	32	20	134	186
Percentage of total	17.2%	10.8%	72.0%	100.0%
Operational skilled nursing, assisted living and independent living beds	3,356	1,432	14,865	19,653
Percentage of total	17.1%	7.3%	75.6%	100.0%
Key Performance Indicators
We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2015	2014	2013
Skilled Mix:
Days	30.4%	27.6%	26.4%
Revenue	52.6%	50.8%	50.0%
Quality Mix:
Days	42.5%	40.7%	40.1%
Revenue	60.8%	59.9%	59.5%
Occupancy. We define occupancy derived from our transitional, skilled and assisted services as the ratio of actual patient days (one patient day equals one patient occupying one bed for one day) during any measurement period to the number of beds in facilities which are available for occupancy during the measurement period. The number of licensed and independent living beds in a skilled nursing, assisted living or independent living facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.

The following table summarizes our overall occupancy statistics for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Occupancy:
Operational beds at end of period	19,653	14,725	13,204
Available patient days	6,254,259	5,029,738	4,710,768
Actual patient days	4,872,742	3,921,758	3,648,651
Occupancy percentage (based on operational beds)	77.9%	78.0%	77.5%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Home health services:
Medicare Episodic Admissions	7,534	5,221	4,090
Average Medicare Revenue per Completed Episode	$2,929	$2,840	$2,746
Hospice services:
Average Daily Census	679	420	302
Segments
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

We also report an “all other” category that includes results from our urgent care centers and mobile ancillary operations. Our urgent care centers and mobile ancillary businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations.

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year Ended December 31, 2015
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$424,265	$6,785	$3,598	$5,348	$—		$439,996	32.8%
Medicare	332,429	—	26,828	36,246	—		395,503	29.5
Medicaid-skilled	71,905	—	—	—	—		71,905	5.4
Subtotal	828,599	6,785	30,426	41,594	—		907,404	67.7
Managed care	194,743	—	11,391	636	—		206,770	15.4
Private and other	103,046	81,344	6,138	171	36,953	(1)	227,652	16.9
Total revenue	$1,126,388	$88,129	$47,955	$42,401	$36,953		$1,341,826	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and mobile ancillary operations.

	Year Ended December 31, 2014
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$349,100	$3,774	$1,971	$3,274	$—		$358,119	34.9%
Medicare	274,723	—	17,353	21,068	—		313,144	30.5
Medicaid-skilled	51,157	—	—	—	—		51,157	5.0
Subtotal	674,980	3,774	19,324	24,342	—		722,420	70.4
Managed care	138,215	—	7,213	368	—		145,796	14.2
Private and other	88,275	45,074	3,040	229	22,572	(1)	159,190	15.4
Total revenue	$901,470	$48,848	$29,577	$24,939	$22,572		$1,027,406	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and mobile ancillary operations.

	Year Ended December 31, 2013
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$318,232	$2,348	$1,003	$2,220	$—		$323,803	35.8%
Medicare	264,223	—	13,427	15,267	—		292,917	32.4
Medicaid-skilled	36,085	—	—	—	—		36,085	4.0
Subtotal	618,540	2,348	14,430	17,487	—		652,805	72.2
Managed care	112,669	—	5,291	208	—		118,168	13.1
Private and other	81,139	38,583	2,257	89	11,515	(1)	133,583	14.7
Total revenue	$812,348	$40,931	$21,978	$17,784	$11,515		$904,556	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and mobile ancillary operations.

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

After careful consideration and some clinical survey challenges, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties. The operation represented approximately 0.5% of our revenue and adjusted EBITDAR. As part of this closure we have entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense recognized in 2015 or expected to be paid in future periods and will have no material impact on our lease coverage ratios under the Master Leases. We expect the operating losses, continued obligation under the lease and related closing expenses will range from $7.0 million to $7.5 million, including the present value of rental payments of approximately $5.8 million. Residents of the affected facility were transferred to other local skilled nursing facilities in an orderly fashion and in accordance with their individual clinical needs.

Assisted and Independent Living Operations. Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of December 31, 2015. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of December 31, 2015, we provided hospice care in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

Other

As of December 31, 2015, we operated seventeen urgent care clinics in Colorado and Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of December 31, 2015, we held majority membership interests in our mobile ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Primary Components of Expense

Cost of Services (exclusive of rent and depreciation and amortization shown separately).  Our cost of services represents the costs of operating our operating subsidiaries, which primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance and other general cost of services with respect to our operations.

Facility Rent - Cost of Services.  Rent - cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party owners of the operating subsidiaries that we operate but do not own and does not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

General and Administrative Expense.  General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to our information systems, stock-based compensation and rent for our Service Center offices.

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
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. The following summarizes our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations; and (b) require management's most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
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
Revenue from Medicare and Medicaid programs account for 67.7%, 70.4% and 72.2% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded adjustments upon settlement to revenue which were not material to our consolidated revenue for the years ended December 31, 2015, 2014 and 2013.
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

Self-Insurance
We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $0.5 million per claim, subject to an additional one-time deductible of $1.0 million for California affiliated facilities and a separate, one-time, deductible of $0.8 million for non-California facilities. For all California affiliated facilities, the third-party coverage above these limits was $1.0 million per claim, $3.0 million per facility, with a $5.0 million blanket aggregate limit. For all facilities outside of California, except those located in Colorado, the third-party coverage above these limits was $1.0 million per claim, $3.0 million per facility, with a $5.0 million blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per claim and $3.0 million per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
 Our operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, we have purchased individual specific excess insurance coverage that insures individual claims that exceed $0.5 million per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, we have purchased individual stop-loss coverage that insures individual claims that exceed $0.8 million per occurrence. As of July 1, 2014, our operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $0.4 million per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, we have purchased insurance coverage that insures individual claims that exceed $0.4 million per accident. In all states except Washington, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information.
We self-fund medical (including prescription drugs) and dental healthcare benefits to the majority of our employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect ourselves against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.3 million for each covered person with an additional one-time aggregate individual stop loss deductible of $0.1 million. Beginning 2016, our policy does not include the additional one-time aggregate individual stop loss deductible of $0.1 million.
We believe that adequate provision has been made in the Financial Statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of our reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, with the assistance of an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while we believe that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that we could experience changes in estimated losses that could be material to net income. If our actual liability exceeds its estimates of loss, our future earnings, cash flows and financial condition would be adversely affected.

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

In November 2015, the FASB issued its standard on presentation of deferred income taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2016, which will be our fiscal year 2017, with early adoption permitted. The deferred tax amounts currently classified as current assets and liabilities will be classified as long-term assets and liabilities in the consolidated balance sheet upon the implementation of the final standard. There is no effect on the consolidated statements of income or statements of cash flow.

In September 2015, the FASB finalized its final standard to simplify the accounting for measurement-period adjustments related to acquisitions, which requires acquirers to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued its final standard on presentation of debt issuance costs, which changes the presentation of debt issuance costs in the financial statements to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB amended the standard to include that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be our fiscal year 2016, with early adoption permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services (exclusive of rent, general and administrative expense and depreciation and amortization shown separately below)	79.6	80.1	80.3
U.S. Government inquiry settlement	—	—	3.6
Rent—cost of services	6.6	4.7	1.5
General and administrative expense	4.8	5.5	4.4
Depreciation and amortization	2.1	2.6	3.8
Total expenses	93.1	92.9	93.6
Income from operations	6.9	7.1	6.4
Other income (expense):
Interest expense	(0.2)	(1.3)	(1.4)
Interest income	0.1	—	—
Other expense, net	(0.1)	(1.3)	(1.4)
Income before provision for income taxes	6.8	5.8	5.0
Provision for income taxes	2.6	2.6	2.2
Income from continuing operations	4.2	3.2	2.8
Loss from discontinued operations	—	—	(0.2)
Net income	4.2	3.2	2.6
Less: net income (loss) attributable to the noncontrolling interests	—	(0.2)	(0.1)
Net income attributable to The Ensign Group, Inc.	4.2%	3.4%	2.7%

Financial Impacts

•
Results of operations for 2014 and 2013 were impacted by approximately $14.8 million and $4.1 million, respectively, of costs incurred in connection with the Spin-Off, which did not recur in 2015. In addition, as part of the Spin-Off, we transferred real properties and entered into lease agreements with CareTrust (Master Leases) effective on June 1, 2014. Our 2015 results include 12 months of rent expense related to the Master Leases of $56.0 million compared to $32.7 million for the seven months of rent expense in 2014.

•
Our 2013 results were impacted by an accrual of $33.0 million for the settlement to resolve the U.S. Department of Justice (DOJ) investigation during the first quarter of 2013. In addition, we incurred charges of $2.6 million in settlement charges and legal costs in 2013 associated with a class action lawsuit. We did not record settlement charges related to the DOJ investigation in 2014 or 2015.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

	Year Ended December 31,
	2015		2014
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$1,126,388	83.9%	$901,470	87.7%
Assisted and independent living facilities	88,129	6.6	48,848	4.8
Total TSA services	1,214,517	90.5	950,318	92.5
Home health and hospice services:
Home health	47,955	3.6	29,577	2.9
Hospice	42,401	3.2	24,939	2.4
Total home health and hospice services	90,356	6.8	54,516	5.3
All other (1)	36,953	2.7	22,572	2.2
Total revenue	$1,341,826	100.0%	$1,027,406	100.0%
(1) Includes revenue from services provided at our urgent care clinics and mobile ancillary operations.

Consolidated revenue increased $314.4 million, or 30.6%. TSA services revenue increased by $264.2 million, or 27.8%, mainly attributable to the increase in operational level occupancy, revenue per patient day skilled mix and the impacts of acquisitions. Home health and hospice services revenue increased by $35.8 million, or 65.7%, mainly due to an increase in volume in existing agencies, revenue per episode, and census coupled with acquisitions. Revenue from acquisitions increased consolidated revenue by $233.8 million in 2015 when comparing to 2014.

TSA Services

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$1,126,388	$901,470	$224,918	25.0%
Assisted and independent living revenue	88,129	48,848	39,281	80.4%
Total TSA services revenue	$1,214,517	$950,318	$264,199	27.8%
Number of facilities at period end	186	136	50	36.8%
Actual patient days	4,872,742	3,921,758	950,984	24.2%
Occupancy percentage — Operational beds	77.9%	78.0%		(0.1)%
Skilled mix by nursing days	30.4%	27.6%		2.8%
Skilled mix by nursing revenue	52.6%	50.8%		1.8%

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$856,276	$803,173	$53,103	6.6%
Assisted and independent living revenue	31,783	31,495	288	0.9%
Total TSA services revenue	$888,059	$834,668	$53,391	6.4%
Number of facilities at period end	101	101	—	—%
Actual patient days	3,316,461	3,324,948	(8,487)	(0.3)%
Occupancy percentage — Operational beds	80.9%	80.7%		0.2%
Skilled mix by nursing days	30.3%	28.4%		1.9%
Skilled mix by nursing revenue	52.9%	51.7%		1.2%

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$66,823	$61,955	$4,868	7.9%
Assisted and independent living revenue	12,795	11,759	1,036	8.8%
Total TSA services revenue	$79,618	$73,714	$5,904	8.0%
Number of facilities at period end	17	17	—	—%
Actual patient days	406,476	397,461	9,015	2.3%
Occupancy percentage — Operational beds	68.8%	66.4%		2.4%
Skilled mix by nursing days	20.9%	19.1%		1.8%
Skilled mix by nursing revenue	42.5%	40.2%		2.3%

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$203,289	$36,342	$166,947	NM
Assisted and independent living revenue	43,551	4,347	39,204	NM
Total TSA services revenue	$246,840	$40,689	$206,151	NM
Number of facilities at period end	68	18	50	NM
Actual patient days	1,149,805	171,333	978,472	NM
Occupancy percentage — Operational beds	73.6%	63.3%		NM
Skilled mix by nursing days	34.2%	28.7%		NM
Skilled mix by nursing revenue	54.9%	48.5%		NM

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Skilled nursing revenue	$—	$—	$—	NM
Assisted and independent living revenue	—	1,247	1,247	NM
Total transitional, skilled and assisted living revenue	$—	$1,247	$1,247	NM
Actual patient days	—	28,016		NM
Occupancy percentage — Operational beds	—%	70.3%		NM
__________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2012.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2012 to December 31, 2013.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2014.

(4)	Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014.

TSA services revenue increased $264.2 million, or 27.8%. Of the $264.2 million increase, Medicare and managed care revenue increased $114.2 million, or 27.7%, Medicaid custodial revenue increased $78.2 million, or 22.2%, private and other revenue increased $51.1 million, or 38.3%, and Medicaid skilled revenue increased $20.7 million, or 40.6%.

TSA services revenue generated by Same Facilities increased $53.4 million, or 6.4%. This increase reflects the following:

•	Managed care revenue increased by $15.6 million, or 12.8%, which was driven by a 10.4% increase in managed care days as well as a 1.7% increase in managed care revenue per patient day.

•	Medicare revenue increased by $10.3 million, or 4.1%, which was driven by a 1.8% increase in Medicare days as well as a 2.2% increase in Medicare revenue per patient day.

•	Medicaid revenue increased by $29.4 million, or 8.2%, which was driven by a 7.7% increase in Medicaid revenue per patient day.

•
In addition, Same Facilities patient days decreased mainly due to flooding at one of our operating subsidiaries, which re-opened at the end of May 2015 and resulted in a decrease in the facility's patient days by 13,781 days.

TSA services revenue generated by Transitioning Facilities increased $5.9 million, or 8.0%. This increase is due to increases in total patient days and revenue per patient day of 2.3% and 6.5%, respectively.
TSA services revenue generated by Recently Acquired Facilities increased by approximately $206.2 million. Since January 1, 2014, we have acquired 68 facilities in twelve states.
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

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Skilled Nursing Average Daily Revenue Rates:
Medicare	$568.08	$556.11	$485.63	$462.51	$524.90	$542.66	$555.50	$549.12
Managed care	419.39	412.26	462.72	456.88	443.60	448.43	427.16	416.74
Other skilled	456.62	447.26	331.93	253.00	361.20	321.73	436.41	437.08
Total skilled revenue	497.93	491.22	476.58	460.42	463.92	446.07	490.07	487.55
Medicaid	194.26	180.40	176.59	166.35	195.14	187.52	193.04	179.45
Private and other payors	193.90	189.28	145.30	149.56	209.51	209.85	192.04	185.79
Total skilled nursing revenue	$286.65	$269.72	$234.36	$219.98	$288.53	$264.21	$283.31	$265.41

Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.2% and 5.0%, respectively. The increases were impacted by a 1.2% net market basket increase, which went into effect in October 2015, compared to a net market basket increase of 2.0%, which went into effect in October 2014. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 7.6% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment program in the state of Texas, as well as quality improvement program from the states of Arizona and California.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Revenue:
Medicare	29.6%	30.2%	27.5%	25.8%	25.1%	18.7%	28.6%	29.4%
Managed care	15.9	15.1	14.8	14.4	23.3	20.9	17.2	15.3
Other skilled	7.4	6.4	0.2	—	6.5	8.9	6.8	6.1
Skilled mix	52.9	51.7	42.5	40.2	54.9	48.5	52.6	50.8
Private and other payors	8.1	9.0	9.7	11.4	8.0	8.6	8.2	9.1
Quality mix	61.0	60.7	52.2	51.6	62.9	57.1	60.8	59.9
Medicaid	39.0	39.3	47.8	48.4	37.1	42.9	39.2	40.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Days:
Medicare	14.9%	14.6%	13.3%	12.2%	13.8%	9.1%	14.6%	14.2%
Managed care	10.8	9.9	7.5	6.9	15.2	12.3	11.4	9.7
Other skilled	4.6	3.9	0.1	—	5.2	7.3	4.4	3.7
Skilled mix	30.3	28.4	20.9	19.1	34.2	28.7	30.4	27.6
Private and other payors	12.1	12.8	15.6	16.8	11.0	10.9	12.1	13.1
Quality mix	42.4	41.2	36.5	35.9	45.2	39.6	42.5	40.7
Medicaid	57.6	58.8	63.5	64.1	54.8	60.4	57.5	59.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$47,955	$29,577	$18,378	62.1%
Hospice services	42,401	24,939	17,462	70.0
Total home health and hospice revenue	$90,356	$54,516	$35,840	65.7%
Home health services:
Medicare Episodic Admissions	7,534	5,221	2,313	44.3%
Average Medicare Revenue per Completed Episode	$2,929	$2,840	$89	3.1%
Hospice services:
Average Daily Census	679	420	259	61.7%
Home health and hospice revenue increased $35.8 million, or 65.7%. Of the $35.8 million increase, Medicare and managed care revenue increased $29.1 million, or 63.3%, and Medicaid revenue increased $3.7 million, or 70.5%. The increase in revenue is primarily due to the increase in volume in existing agencies, revenue per episode and census, coupled with the addition of 16 home health, hospice and home care operations in seven states between January 1, 2014 and December 31, 2015.

Cost of Services (exclusive of rent and depreciation and amortization shown separately)

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015				2014
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$959,748	$74,557	$33,389	$1,067,694	$756,682	$43,497	$22,490	$822,669

Consolidated cost of services increased $245.0 million, or 29.8%, primarily due to acquisitions for all segments, including the All Other category.

TSA Services

	Year Ended December 31,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$959,748	$756,682	$203,066	26.8%
Revenue percentage	79.0%	79.6%		(0.6)%

Cost of services related to our TSA services segment increased $203.1 million, or 26.8% due to additional costs at Recently Acquired Facilities of $163.9 million and organic operational growth. Cost of revenue decreased slightly as a percentage of revenue. The largest component of cost of services is labor expenses. Same Facility cost of services as a percentage of revenue decreased by 0.8% as a result of reduction in labor costs and insurance expenses.

Home Health and Hospice Services

	Year Ended December 31,			%
	2015	2014	Change	Change
	(dollars in thousands)
Cost of service dollars	$74,557	$43,497	$31,060	71.4%
Revenue percentage	82.5%	79.8%		2.7%

Cost of services related to our home health and hospice services segment increased $31.1 million, or 71.4%, due to additional costs at agencies acquired during 2015 of $14.8 million and organic operational growth. Cost of services as a percentage of total revenue increased by 2.7% primarily due to costs related to start-up and transitioning operations. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies.

Rent — Cost of Services. Rent — cost of services increased $40.3 million, or 83.1%, to $88.8 million. Rent - cost of service as a percentage of total revenue increased by 1.9% to 6.6%. The increase in rent was primarily due to lease agreements under the Master Leases entered into with CareTrust in connection with the Spin-Off and new leases for newly opened and acquired operations. Rent expense under the Master Leases was $56.0 million for 2015, which included a full 12 months of rent under the Master Leases, compared to $32.7 million, which included rent under the Master Leases for the seven month period from the date of the Spin-Off in June 2014.
General and Administrative Expense. General and administrative expense increased $7.3 million, or 12.8%, to $64.2 million. General and administrative expense decreased as a percentage of revenue by 0.7% to 4.8%. General and administrative expense in 2014 included costs of approximately $9.0 million incurred in connection with the Spin-Off. Excluding these costs, general and administrative expense as a percentage of revenue was 4.7% in 2014. The increase was primarily due to the operational growth during 2015 and the addition of resources in our post acute continuum team working on bundled payments, value-based programs for care improvement initiatives, managed care providers and other initiatives.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.7 million, or 6.4%, to $28.1 million. Depreciation and amortization expense decreased as a percentage of total revenue by 0.5% to 2.1%. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation incurred as a result of our newly acquired operations of $6.9 million. Included in the depreciation and amortization associated with our newly acquired operations is $1.0 million of amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net decreased $10.4 million to $2.0 million. Other expense as a percentage of revenue decreased by 1.2% to 0.1%. Interest expense in 2015 declined due to the payoff of debt in connection with the Spin-Off in 2014.
Provision for Income Taxes. The provision for income taxes is based upon our annual reported income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 38.6% in 2015 compared to 44.4% in 2014. The effective income tax rate for 2014 was negatively impacted by charges of $14.8 million in connection with the Spin-Off, which included permanent non-deductible transaction costs. These costs did not recur in 2015.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

	Years Ended December 31,
	2014		2013
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
TSA services:
Skilled nursing facilities	$901,470	87.7%	$812,348	89.8%
Assisted and independent living facilities	48,848	4.8	40,931	4.5
Total TSA services	950,318	92.5	853,279	94.3
Home health and hospice services:
Home health	29,577	2.9	21,978	2.4
Hospice	24,939	2.4	17,784	2.0
Total home health and hospice services	54,516	5.3	39,762	4.4
All other (1)	22,572	2.2	11,515	1.3
Total revenue	$1,027,406	100.0%	$904,556	100.0%
(1) Includes revenue from services provided at our urgent care clinics and mobile ancillary operations.

Total consolidated revenue increased $122.9 million, or 13.6%, to $1.0 billion. TSA services revenue increased by $97.0 million, or 11.4%, reflecting the increase in operational level occupancy, revenue per patient day and the effect of acquisitions. Home health and hospice services revenue increased by $14.7 million, or 37.1%, mainly due to an increase in volume in existing agencies, revenue per episode and census and the impact of acquisitions. The effect of acquisitions increased consolidated revenue by $73.8 million and $67.0 million in 2014 and 2013, respectively.

TSA Services

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$901,470	$812,348	$89,122	11.0%
Assisted and independent living revenue	48,848	40,931	7,917	19.3%
Total TSA services revenue	$950,318	$853,279	$97,039	11.4%
Number of facilities at period end	136	119	17	14.3%
Actual patient days	3,921,758	3,648,651	273,107	7.5%
Occupancy percentage — Operational beds	78.0%	77.5%		0.5%
Skilled mix by nursing days	27.6%	26.4%		1.2%
Skilled mix by nursing revenue	50.8%	50.0%		0.8%

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$724,422	$688,184	$36,238	5.3%
Assisted and independent living revenue	17,456	16,493	963	5.8%
Total TSA services revenue	$741,878	$704,677	$37,201	5.3%
Number of facilities at period end	82	82	—	—%
Actual patient days	2,832,584	2,784,664	47,920	1.7%
Occupancy percentage — Operational beds	81.9%	80.4%		1.5%
Skilled mix by nursing days	29.3%	27.9%		1.4%
Skilled mix by nursing revenue	52.4%	51.4%		1.0%

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$99,326	$96,454	$2,872	3.0%
Assisted and independent living revenue	18,171	16,467	1,704	10.3%
Total TSA services revenue	$117,497	$112,921	$4,576	4.1%
Number of facilities at period end	25	25	—	—%
Actual patient days	634,772	619,161	15,611	2.5%
Occupancy percentage — Operational beds	71.3%	69.6%		1.7%
Skilled mix by nursing days	19.8%	19.5%		0.3%
Skilled mix by nursing revenue	41.5%	40.7%		0.8%

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$77,722	$27,710	$50,012	NM(5)
Assisted and independent living revenue	11,974	4,512	7,462	NM
Total TSA services revenue	$89,696	$32,222	$57,474	NM
Number of facilities at period end	29	11	18	NM
Actual patient days	426,386	171,861	254,525	NM
Occupancy percentage — Operational beds	66.5%	66.2%		NM
Skilled mix by nursing days	24.4%	20.5%		NM
Skilled mix by nursing revenue	47.0%	46.6%		NM

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)		Change	% Change
Transferred to CareTrust(4):
Skilled nursing revenue	$—	$—	$—	NM
Assisted and independent living revenue	1,247	3,459	(2,212)	NM
Total transitional, skilled and assisted living revenue	$1,247	$3,459	$(2,212)	NM
Actual patient days	28,016	72,965		NM
Occupancy percentage — Operational beds	70.3%	75.7%		NM
___________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2011.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2011 to December 31, 2012.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2013.

(4)
Transferred to CareTrust results represent the results at three independent living facilities which were transferred to CareTrust as part of the Spin-Off on June 1, 2014. These results were excluded from Same Facility and Transitioning Facility in 2014 and 2013 for comparison purposes.

(5)	Not meaningful.

TSA services revenue increased $97.0 million, or 11.4%, to $950.3 million. Of the $97.0 million increase, Medicare and managed care revenue increased $36.0 million, or 9.6%, Medicaid revenue increased $32.3 million, or 10.1%, private and other revenue increased $13.6 million, or 11.4%, and Medicaid skilled revenue increased $15.1 million, or 41.8%.

TSA services revenue generated by Same Facilities increased $37.2 million, or 5.3%. This increase was primarily due to an increase in managed care revenue of $12.3 million, or 12.0%, which is primarily attributable to an increase in managed care days of 7.4%. Medicare days remained consistent. Managed care revenue per patient day and Medicare revenue per patient day increased by 3.6% and 0.7%, respectively.

TSA services revenue at Transitioning Facilities increased $4.6 million, or 4.1%, primarily due to increases in total patient days and revenue per patient day of 2.5% and 2.2%, respectively.
TSA services revenue generated by Recently Acquired Facilities increased by approximately $57.5 million. From January 1, 2013 through December 31, 2014, we have acquired 29 facilities in eight states.
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

Medicare daily rates at Same Facilities increased by 0.7%. This rate was impacted by a 2.0% net market basket increase, which went into effect in October 2014, and a net market basket increase of 1.3%, which went into effect in October 2013. These net market basket increases were offset by a 2.0% sequestration reduction, which went into effect on April 1, 2013. In addition, the increase in Medicare daily rates are impacted by the continuous shift towards higher acuity patients. The decrease in Other Skilled rates was primarily due to the decrease in our daily sub-acute rates in California. The average Medicaid rate increased 3.1% primarily due to increases in rates in various states.

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
Home health and hospice revenue increased $14.7 million, or 37.1%. Of the $14.7 million increase, Medicare and managed care revenue increased $11.8 million, or 34.5%, and Medicaid revenue increased $2.0 million, or 62.7%. The increase in revenue is due primarily to organic growth in existing agencies, coupled with the addition of agencies acquired in 2014. From January 1, 2013 through December 31, 2014, we have acquired seven home health and hospice operations in four states. Average Medicare revenue per completed episode increased $94, or 3.4%, to $2,840, primarily due to increases in visits per episode.

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

Consolidated cost of services increased $96.7 million, or 13.3%, to $822.7 million, primarily due to acquisitions in all segments, including the All Other category.

TSA Services

	Year Ended December 31,			%
	2014	2013	Change	Change
	(dollars in thousands)
Cost of service dollars	$756,682	$679,976	$76,706	11.3%
Revenue percentage	79.6%	79.7%		(0.1)%

Cost of services related to our TSA services segment increased $76.7 million, or 11.3%, to $756.7 million, due to additional costs at Recently Acquired Facilities of $44.6 million and organic operational growth. Cost of services as a percentage of total revenue is 79.6% in 2014, which is consistent with 2013.

Home Heath and Hospice Services

	Year Ended December 31,			%
	2014	2013	Change	Change
	(dollars in thousands)
Cost of service dollars	$43,497	$33,809	$9,688	28.7%
Revenue percentage	79.8%	85.0%		(5.2)%

Cost of services related to our home health and hospice services segment increased $9.7 million, or 28.7%, due to additional costs at agencies acquired during 2014 of $4.8 million and organic operational growth. Cost of services as a percentage of total revenue decreased to 79.8% due to collection efforts, resulting in a decrease in bad debt expense.

Rent — Cost of Services. Rent — cost of services increased $34.9 million to $48.5 million. Rent-cost of service as a percentage of total revenue increased to 4.7% from 1.5%. The increase in rent was primarily due to agreements under the Master Leases entered into with CareTrust in connection with the Spin-Off and new leases for newly opened urgent care centers and skilled nursing facilities. Rent expense under the Master Leases is expected to be $4.7 million on a monthly basis for the initial two years.
General and Administrative Expense. General and administrative expense increased $16.8 million to $56.9 million. General and administrative expenses increased as a percentage of total revenue to 5.5% from 4.4%, primarily due to costs of approximately $9.0 million incurred in connection with the Spin-Off. In 2013, we incurred Spin-Off costs of approximately $4.1 million. Excluding these costs, general and administrative expense as a percentage of revenue was 4.7% in 2014 compared to 4.0% in 2013. The remaining increase was due to operational growth and enhancements made to our internal compliance, marketing and managed care teams during 2014.
Depreciation and Amortization. Depreciation and amortization expense decreased $7.5 million, or 22.1% to $26.4 million. Depreciation and amortization expense decreased as a percentage of total revenue to 2.6% from 3.8%. This decrease was primarily related to the transfer of real properties to CareTrust in connection with the Spin-Off, offset by additional depreciation expense incurred as a result of our newly acquired operations. Included in the $4.7 million depreciation and amortization expense associated with our newly acquired operations is $0.5 million of amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net increased $0.1 million to $12.4 million. Other expense as a percentage of revenue was 1.3% in 2014, which is consistent with 2013.
Provision for Income Taxes. The provision for income taxes is based upon our annual reported income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 44.4% in 2014 compared to 43.8% in 2013. The effective income tax rate for 2014 was negatively impacted by charges of $14.8 million in connection with the Spin-Off, which included permanent non-deductible transaction costs.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $110.8 million, $92.7 million and $45.1 million for 2015, 2014 and 2013, respectively. Cash paid for asset acquisitions was $17.8 million and $7.9 million for 2015 and 2014. We did not have asset acquisitions in 2013. Total capital expenditures for property and equipment were $60.0 million, $53.7 million and $29.8 million for 2015, 2014 and 2013, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2016.

We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

In February 2015, we completed a common stock offering, issuing 5.5 million shares at approximately $20.50 per share. After deducting underwriting discounts and commissions of $5.6 million, excluding other issuance costs of $0.4 million, we received net proceeds of $106.5 million. We then used $94.0 million of the net proceeds to pay off outstanding amounts under our credit facility.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2015, we held debt security investments of approximately $34.7 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$33,369	$84,880	37,424
Net cash used in investing activities	(168,538)	(172,851)	(65,235)
Net cash provided by financing activities	126,330	72,624	52,881
Net (decrease) increase in cash and cash equivalents	(8,839)	(15,347)	25,070
Cash and cash equivalents at beginning of period	50,408	65,755	40,685
Cash and cash equivalents at end of period	$41,569	$50,408	$65,755
Years Ended December 31, 2015 Compared to Years Ended December 31, 2014
Net cash provided by operating activities in 2015 decreased by $51.5 million. The decrease was primarily due to an increase in accounts receivable due to acquisitions which resulted in delayed timing of the receipt of payments for services provided to patients due to federal and state processing of licensure, offset by the timing of the other operating assets and liabilities such as payment of accounts payable and other accrued expenses and improved operating results in 2015. We also increased our insurance subsidiary deposits and investments by $10.8 million in 2015 compared to $1.5 million in 2014.
Net cash used in investing activities in 2015 decreased by $4.4 million. The decrease was due to the decrease in cash paid for business acquisitions and asset acquisitions, net of escrow deposits, of $3.0 million, offset by the increase in capital expenditures of $6.3 million and the increase in rent deposits for new lease agreements of $2.7 million. The increase in capital expenditures in 2015 resulted from our continued investments to constructing new facilities in existing and new markets and expanding and renovating our existing operations.
Net cash provided by financing activities increased by $53.7 million. This increase was primarily due to the net proceeds received from the common stock offering of $106.1 million and net proceeds from our revolving credit facility of $19.6 million on the revolving credit facility and other debt in 2015 and other cash outflows related to the Spin-Off during the year ended December 31, 2014 that did not recur in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operations in 2014 was $84.9 million compared to $37.4 million in 2013, an increase of $47.5 million. This increase was primarily due to the decrease in prepayment of income taxes and timing of the payment of accounts payable and accrued expenses, partially offset by increased accounts receivable.
Net cash used in investing activities in 2014 was $172.9 million compared to $65.2 million in 2013, an increase of $107.7 million. The increase was primarily the result of purchases of property and equipment, business acquisitions and asset acquisitions of $53.7 million, $92.7 million and $7.9 million, respectively, in 2014, compared to $29.8 million, $45.1 million and $0.0 million, respectively, in 2013, an increase of $79.4 million. The increase in purchases of property and equipment during 2014 was in effort to finalize numerous renovation projects in advance of the Spin-Off.

Net cash provided by financing activities in 2014 was $72.6 million as compared to $52.9 million in 2013, an increase of $19.7 million. This increase in net cash provided by financing activities was primarily due to the receipt of $90.0 million in borrowing proceeds from our credit facility in 2014 as compared to $58.7 million in 2013, partially offset by an increase in long-term debt repayments of $25.0 million in as compared to $7.2 million in 2013.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Credit facilities and term loans	$139,310	$139,447	$193,189	$65,000	$85,000
Mortgage loan and promissory notes	48,560	68,245	66,117	3,390	14,671
Total	$187,870	$207,692	$259,306	$68,390	$99,671

The following table represents our cumulative growth from 2008 to the present:

	December 31,
	2008	2009	2010	2011	2012	2013	2014	2015
Cumulative number of skilled nursing, assisted and independent living facilities	63	77	82	102	108	119	136	186
Cumulative number of home health, home care and hospice agencies	—	1	3	7	10	16	25	32
Cumulative number of urgent care centers	—	—	—	—	3	7	14	17

Credit Facility with a Lending Consortium Arranged by SunTrust (the Credit Facility)
On May 30, 2014, we entered into the Credit Facility in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. Under the Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.3% to 2.3% per annum or LIBOR plus a margin ranging from 2.3% to 3.3% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.3% to 0.5% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and our subsidiaries. Loans made under the Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility. We are permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of December 31, 2015, our operating subsidiaries had $85.0 million outstanding under the Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2015, we were in compliance with all loan covenants.

In February 2016, we amended the Credit Facility to increase our aggregate principal amount available to $250.0 million (the Amended Credit Facility). Under the Amended Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150.0 million. The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the debt to Consolidated EBITDA ratio (as defined in the agreement). The Amended Credit Facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property.

As of February 5, 2016, there was approximately $111.8 million outstanding under the Amended Credit Facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of December 31, 2015, our operating subsidiaries had $14.7 million outstanding under the mortgage loans and note, of which $0.6 million is classified as short-term and the remaining $14.1 million is classified as long-term.

Contractual Obligations, Commitments and Contingencies

The following table sets forth our principal contractual obligations and commitments as of December 31, 2015, including the future periods in which payments are expected:

	2016	2017	2018	2019	2020	Thereafter	Total
			(In thousands)
Operating lease obligations	$113,851	$124,288	$124,248	$123,863	$122,960	$1,256,041	$1,865,251
Long-term debt obligations	$620	$648	$678	$709	$741	$96,275	$99,671
Interest payments on long-term debt	$573	$545	$515	$485	$452	$3,604	$6,174
Total	$115,044	$125,481	$125,441	$125,057	$124,153	$1,355,920	$1,971,096
Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, workers' compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this Annual Report.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $56.0 million and $32.7 million in 2015 and 2014, respectively. There was no rent expense under the Master Leases for the year ended December 31, 2013.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.

Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of December 31, 2015, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with Main Street Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases). The term of the each lease is 15 years with two five year renewal options. The rent structure under the Healthcare Resorts Lease is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $89.3 million,$48.9 million and $14.1 million in 2015, 2014 and 2013, respectively.
Twenty-three of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under four separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of December 31, 2015.
Internal Revenue Service Examination
In 2014, we received a notification from the IRS that our 2012 tax return would be examined. In 2015, the examination was closed with no adjustments. We are not currently under examination by any major income tax jurisdiction. See Note 16, Income Taxes in Notes to Consolidated Financial Statements. Our employment tax returns for the 2012 tax year are under examination by the IRS.
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
See additional description of our contingencies in Notes 17, Debt, 19, Leases and 20, Commitments and Contingencies in Notes to Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements

As of December 31, 2015, we had approximately $1.9 million on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At December 31, 2015, our subsidiaries had $85.0 million outstanding under the Credit Facility. No principal repayments are required under the Credit Facility prior to maturity and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under the Credit Facility bear interest, at our option, equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the Credit Facility discussed in Item 7 of this Annual Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the Credit Facility. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
Our cash and cash equivalents as of December 31, 2015 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2015, we held debt security investments of approximately $34.7 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2015 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2015. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(In thousands, except per share data)
Revenue	$373,155	$351,086	$311,056	$306,529	$276,869	$260,841	$250,043	$239,653
Cost of services (exclusive of rent and depreciation and amortization)	297,401	280,545	248,292	241,456	221,137	209,737	202,057	189,738
Total expenses	348,818	329,498	289,072	281,355	257,229	245,546	236,401	215,306
Income from operations(1)	24,337	21,588	21,984	25,174	19,640	15,295	13,642	24,347
Net income	$14,437	$13,159	$13,233	$15,088	$10,796	$8,371	$1,533	$13,041
Income (loss) attributable to noncontrolling interests	836	(313)	45	(82)	(715)	(535)	(474)	(485)
Net income attributable to The Ensign Group, Inc.	$13,601	$13,472	$13,188	$15,170	$11,511	$8,906	$2,007	$13,526
Net income per share attributable to The Ensign Group, Inc.
Basic	$0.27	$0.26	$0.26	$0.32	$0.26	$0.20	$0.04	$0.31
Diluted	$0.26	$0.25	$0.25	$0.31	$0.25	$0.19	$0.04	$0.30
Weighted average common shares outstanding(2):
Basic	51,308	51,144	50,948	47,816	45,038	44,830	44,518	44,336
Diluted	53,193	53,070	52,866	49,652	46,756	46,372	45,920	45,164
 (1

(1) In the amount of Income from operations in 2014 includes additional Spin-Off related costs of approximately $5.8 million. In addition, as part of the Spin-Off, we transferred real properties and entered into lease agreements with CareTrust, which resulted in additional rent expense of $32.7 million during the year ended 2014 and a reduction in depreciation expense.
(2) The share and per share amounts for the prior periods presented have been retroactively adjusted to reflect the two-for-one stock split effected in the fourth quarter of 2015. See Note 2 of Notes to Consolidated Financial Statements.

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

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 10, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 10, 2016

Item 9B.        Other Information
None.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 103 are filed as part of this report.

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

THE ENSIGN GROUP, INC.

February 10, 2016	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 10, 2016
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 10, 2016
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 10, 2016
Roy E. Christensen

/s/ ANTOINETTE T. HUBENETTE	Director	February 10, 2016
Antoinette T. Hubenette

/s/ JOHN G. NACKEL	Director	February 10, 2016
John G. Nackel

/s/ DAREN J. SHAW	Director	February 10, 2016
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 10, 2016
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 10, 2016
Barry M. Smith

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 10, 2016

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$41,569	$50,408
Restricted cash—current	—	5,082
Accounts receivable—less allowance for doubtful accounts of $30,308 and $20,438 at December 31, 2015 and 2014, respectively	209,026	130,051
Investments—current	2,004	6,060
Prepaid income taxes	8,141	2,992
Prepaid expenses and other current assets	18,827	8,434
Deferred tax asset—current	15,403	10,615
Total current assets	294,970	213,642
Property and equipment, net	299,633	149,708
Insurance subsidiary deposits and investments	32,713	17,873
Escrow deposits	400	16,153
Deferred tax asset	5,449	11,509
Restricted and other assets	9,631	6,833
Intangible assets, net	45,431	35,568
Goodwill	40,886	30,269
Other indefinite-lived intangibles	18,646	12,361
Total assets	$747,759	$493,916
Liabilities and equity
Current liabilities:
Accounts payable	$36,029	$33,186
Accrued wages and related liabilities	78,890	56,712
Accrued self-insurance liabilities—current	18,122	15,794
Other accrued liabilities	46,205	24,630
Current maturities of long-term debt	620	111
Total current liabilities	179,866	130,433
Long-term debt—less current maturities	99,051	68,279
Accrued self-insurance liabilities—less current portion	37,881	34,166
Deferred rent and other long-term liabilities	3,976	3,235
Total liabilities	320,774	236,113

Commitments and contingencies (Notes 17, 19, 20, and 22)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 51,918 and 51,370 shares issued and outstanding at December 31, 2015, respectively, and 22,924 and 22,591 shares issued and outstanding at December 31, 2014, respectively (Note 1, Note 3 and Note 4)	51	22
Additional paid-in capital (Note 3)	235,076	114,293
Retained earnings (Note 4)	193,420	145,846
Common stock in treasury, at cost, 123 and 150 shares at December 31, 2015 and 2014, respectively	(1,223)	(1,310)
Total Ensign Group, Inc. stockholders' equity	427,324	258,851
Non-controlling interest	(339)	(1,048)
Total equity	426,985	257,803
Total liabilities and equity	$747,759	$493,916
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$1,341,826	$1,027,406	$904,556
Expense:
Cost of services (exclusive of rent, general and administrative and depreciation and amortization expenses shown separately below)	1,067,694	822,669	725,989
U.S. Government inquiry settlement (Note 20)	—	—	33,000
Rent—cost of services (Note 4 and 19)	88,776	48,488	13,613
General and administrative expense	64,163	56,895	40,103
Depreciation and amortization	28,111	26,430	33,909
Total expenses	1,248,744	954,482	846,614
Income from operations	93,082	72,924	57,942
Other income (expense):
Interest expense	(2,828)	(12,976)	(12,787)
Interest income	845	594	506
Other expense, net	(1,983)	(12,382)	(12,281)
Income before provision for income taxes	91,099	60,542	45,661
Provision for income taxes	35,182	26,801	20,003
Income from continuing operations	55,917	33,741	25,658
Loss from discontinued operations, net of income tax benefit (Note 23)	—	—	(1,804)
Net income	55,917	33,741	23,854
Less: net income (loss) attributable to noncontrolling interests	485	(2,209)	(186)
Net income attributable to The Ensign Group, Inc.	$55,432	$35,950	$24,040
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	55,432	35,950	25,844
Loss from discontinued operations, net of income tax	—	—	(1,804)
Net income attributable to The Ensign Group, Inc.	$55,432	$35,950	$24,040
Net income per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.10	$0.80	$0.59
Loss from discontinued operations	—	—	(0.04)
Net income attributable to The Ensign Group, Inc.	$1.10	$0.80	$0.55
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.06	$0.78	$0.58
Loss from discontinued operations	—	—	(0.04)
Net income attributable to The Ensign Group, Inc.	$1.06	$0.78	$0.54
Weighted average common shares outstanding:
Basic	50,316	44,682	43,800
Diluted	52,210	46,190	44,728

Dividends per share	$0.1525	$0.1425	$0.1325

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	55,917	33,741	23,854
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of income tax provision of $78 and $405 for the years ended December 31, 2014 and 2013, respectively.	—	89	633
Reclassification of derivative loss to income, net of income tax benefit of $638 for the year ended December 31, 2014.	—	1,023	—
Comprehensive income	55,917	34,853	24,487
Less: net income (loss) attributable to noncontrolling interests	485	(2,209)	(186)
Comprehensive income attributable to The Ensign Group, Inc.	$55,432	$37,062	$24,673

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Shares	Amount			Shares	Amount			Total

Balance - January 1, 2013	21,719	$22	$90,949	$239,344	301	$(2,099)	$(1,745)	$1,413	$327,884
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	343	—	3,163	—	(64)	419	—	—	3,582
Issuance of restricted stock to employees	51	—	385	—	—	—	—	—	385
Dividends declared	—	—	—	(5,882)	—	—	—	—	(5,882)
Employee stock award compensation	—	—	4,013	—	—	—	—	—	4,013
Excess tax benefit from share-based compensation	—	—	2,854	—	—	—	—	—	2,854
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(186)	(186)
Adjustment to net working capital for prior year acquisition	—	—	—	—	—	—	—	(66)	(66)
Net Income attributable to the Ensign Group, Inc.	—	—	—	24,040	—	—	—	—	24,040
Accumulated other comprehensive income	—	—	—	—	—	—	633	—	633
Balance - December 31, 2013	22,113	$22	$101,364	$257,502	237	$(1,680)	$(1,112)	$1,161	$357,257
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	415	—	3,475	—	(87)	370	—	—	3,845
Issuance of restricted stock to employees	63	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(6,441)	—	—	—	—	(6,441)
Employee stock award compensation	—	—	5,190	—	—	—	—	—	5,190
Excess tax benefit from share-based compensation	—	—	4,264	—	—	—	—	—	4,264
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,209)	(2,209)
Distribution of net assets to CareTrust (Note 4)	—	—	—	(141,165)	—	—	—	—	(141,165)
Net Income attributable to the Ensign Group, Inc.	—	—	—	35,950	—	—	—	—	35,950
Termination of swap and other comprehensive income	—	—	—	—	—	—	1,112	—	1,112
Balance - December 31, 2014	22,591	$22	$114,293	$145,846	150	$(1,310)	$—	$(1,048)	$257,803
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	255	—	2,443		(27)	87	—	—	2,530
Issuance of restricted stock to employees	105	—	1,892			—	—	—	1,892
Issuance of common stock through public offering, net of issuance costs	2,734	3	106,117	—	—	—	—	—	106,120
Dividends declared	—	—		(7,858)		—	—	—	(7,858)
Employee stock award compensation	—	—	6,677			—	—	—	6,677
Excess tax benefit from share-based compensation	—	—	3,680			—	—	—	3,680
Stock issued to effect stock split	25,685	26	(26)						—
Noncontrolling interest assumed related to acquisition								224	224
Net income attributable to noncontrolling interest	—	—				—	—	485	485
Net Income attributable to the Ensign Group, Inc.	—	—		55,432		—	—	—	55,432
Balance - December 31, 2015	51,370	$51	$235,076	$193,420	123	$(1,223)	$—	$(339)	$426,985
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$55,917	$33,741	$23,854
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from sale of discontinued operations (Note 23)	—	—	2,837
Depreciation and amortization	28,111	26,430	33,942
Goodwill and other indefinite-lived intangibles impairment (Note 13)	—	—	490
Amortization of deferred financing fees and debt discount	591	687	821
Deferred income taxes	1,251	(3,110)	3,006
Provision for doubtful accounts	19,802	13,179	12,106
Share-based compensation	6,677	5,190	4,399
Excess tax benefit from share-based compensation	(3,680)	(4,264)	(2,854)
Loss on extinguishment of debt	—	4,067	—
Loss on termination of interest rate swap	—	1,661	—
Gain on sale of equity method investment	—	—	(380)
Loss on disposition of property and equipment	205	100	1,379
Change in operating assets and liabilities
Accounts receivable	(100,324)	(31,867)	(27,290)
Prepaid income taxes	(5,149)	6,897	(6,129)
Prepaid expenses and other assets	(10,340)	864	(501)
Insurance subsidiary deposits and investments	(10,785)	(1,533)	110
Accounts payable	1,780	7,978	(2,236)
U.S. Government inquiry accrual (Note 20)	—	—	(15,000)
Accrued wages and related liabilities	22,178	16,644	4,246
Other accrued liabilities	21,403	6,337	6,645
Accrued self-insurance liabilities	5,418	1,881	(1,842)
Deferred rent liability	314	(2)	(179)
Net cash provided by operating activities	33,369	84,880	37,424
Cash flows from investing activities:
Purchase of property and equipment	(60,018)	(53,693)	(29,759)
Cash payment for business acquisitions	(110,802)	(92,669)	(45,101)
Cash payment for asset acquisitions	(17,750)	(7,938)	—
Escrow deposits	(400)	(16,153)	(1,000)
Escrow deposits used to fund business acquisitions	16,153	1,000	4,635
Increase in restricted cash	—	(8,219)	—
Use of restricted cash	5,082	3,137	—
Cash proceeds on sale of urgent care franchising business, net of note receivable	2,000	2,000	3,607
Cash proceeds on sale of equity method investment	—	—	1,600
Cash proceeds from the sale of property and equipment	10	24	929
Restricted and other assets	(2,813)	(340)	(146)
Net cash used in investing activities	(168,538)	(172,851)	(65,235)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 17)	334,000	495,677	58,700
Payments on revolving credit facility and other debt (Note 17 and Note 4)	(314,417)	(331,198)	(7,207)
Proceeds from common stock offering (Note 3)	112,078	—	—
Issuance costs in connection with common stock offering (Note 3)	(5,961)	—	—
Issuance of treasury stock upon exercise of options	87	370	419
Cash retained by CareTrust at separation (Note 4)	—	(78,731)	—
Issuance of common stock upon exercise of options	4,337	3,475	3,163
Dividends paid	(7,494)	(6,297)	(4,318)
Excess tax benefit from share-based compensation	3,700	4,280	2,854
Prepayment penalty on early retirement of debt	—	(2,069)	—
Payments of deferred financing costs	—	(12,883)	(730)
Net cash provided by financing activities	126,330	72,624	52,881
Net decrease in cash and cash equivalents	(8,839)	(15,347)	25,070
Cash and cash equivalents beginning of period	50,408	65,755	40,685
Cash and cash equivalents end of period	$41,569	$50,408	$65,755
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,773	$13,511	$12,809
Income taxes	$35,490	$22,029	$19,323
Non-cash financing and investing activity:
Accrued capital expenditures	$4,171	$3,109	$1,693
Note receivable on sale of urgent care franchising business	$—	$2,000	$4,000
Refundable deposits assumed as part of business acquisition	$3,488	$—	$—
Debt assumed as part of acquisitions	$11,699	$3,417	$—

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a health care provider of services across the post-acute care continuum, urgent care centers and mobile ancillary businesses. As of December 31, 2015, the Company operated 186 facilities, 32 home health, hospice and home care agencies, 17 urgent care centers and mobile ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, mobile ancillary and urgent care services. The Company's operating subsidiaries have a collective capacity of approximately 19,700 operational skilled nursing, assisted living and independent living beds. As of December 31, 2015, the Company owned 32 of its 186 affiliated facilities and leased an additional 154 facilities through long-term lease arrangements, and had options to purchase 20 of those 154 facilities. As of December 31, 2014, the Company owned 11 of its 136 affiliated facilities and leased an additional 125 facilities through long-term lease arrangements, and had options to purchase three of those 125 facilities. See Note 4, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust, for the change in ownership profile.
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
Each of the Company's affiliated operations are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this annual report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at December 31, 2015 and 2014.
On December 9, 2015, the Company announced a two-for-one stock split of its outstanding shares of common stock. The stock split was effected in the form of a stock dividend, paid on December 23, 2015 to shareholders of record at the close of business December 17, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All applicable share numbers and per share amounts presented in the notes to consolidated financial statements and the consolidated statements of income have been retroactively adjusted to reflect the stock split. The consolidated balance sheet as of December 31, 2014 and the consolidated statements of stockholders' equity for the years ended December 31, 2014 and 2013 have not been retroactively adjusted to reflect the stock split. The par value of the Company's common stock remained unchanged at $0.001 per share.
On March 25, 2013, the Company agreed to terms to sell Doctors Express (DRX), a national urgent care franchise system. The asset sale was effective on April 15, 2013. The results of operations for DRX have been classified as discontinued operations

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for all periods presented (see Note 23, Discontinued Operations) in the accompanying Financial Statements. In addition, the results of operations of DRX and the loss or impairment related to this divestiture have been classified as discontinued operations in the accompanying consolidated statements of income for all periods presented.
Estimates and Assumptions — The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, workers' compensation, and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
Revenue from the Medicare and Medicaid programs accounted for 67.7%, 70.4% and 72.2% of the Company's revenue for the years ended December 31, 2015, 2014 and 2013, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2015, 2014 and 2013.
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
Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as short-term and long-term assets based on the expected future payments of the Company's captive insurance liabilities. The majority of these deposits and investments are currently held in AA, A and BBB+ rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution. See further discussion at Note 6, Fair Value Measurements.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows,

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and has not identified any asset impairment during the years ended December 31, 2015, 2014 or 2013.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable leases, lease acquisition costs, patient base, facility trade names and customer relationships. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at affiliated facilities are amortized over 30 years and customer relationships are amortized over a period up to 20 years.
The Company's indefinite-lived intangible assets consist of trade names and home health and hospice Medicare licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit (operating segment) below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. See further discussion at Note 13, Goodwill and Other Indefinite-Lived Intangible Assets.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has recorded an asset and equal liability of $2,881 and $2,256 at December 31, 2015 and 2014, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 14, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2015, the FASB issued its standard on presentation of deferred income taxes, which requires presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2016, which will be the Company's fiscal year 2017, with early adoption permitted. The deferred tax amounts currently classified as current assets and liabilities will be classified as long-term assets and liabilities in the consolidated balance sheet upon the implementation of the final standard. There is no effect on the consolidated statements of income or statements of cash flow.

In September 2015, the FASB issued its final standard to simplify the accounting for measurement-period adjustments related to acquisitions, which requires acquirers to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued its final standard on presentation of debt issuance costs, which changes the presentation of debt issuance costs in the financial statement to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB amended the standard to include that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued amendments to the consolidation analysis, which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

3. COMMON STOCK
Common Stock Offering
On July 15, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for future public offerings of any combination of common stock, preferred stock and warrants.
On February 9, 2015, the Company entered into an underwriting agreement with Wells Fargo Securities, LLC as representative of the underwriters named therein (collectively, the Underwriters), pursuant to which the Company agreed to issue and sell to the Underwriters 5,000 shares of its common stock and also agreed to issue and sell to the Underwriters, at the option of the Underwriters, an aggregate of up to 750 additional shares of common stock (the Common Stock Offering).

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequently, the Company issued 5,467 shares for approximately $20.50 per share. After deducting $5,604 in underwriting discounts and commissions, the Company received net proceeds of $106,474, before other issuance costs of $357. The Company used $94,000 of the net proceeds to pay off the outstanding amounts under its revolving credit facility with a lending consortium arranged by SunTrust (the Credit Facility).
Common Stock Repurchase Program

On November 4, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $15,000 of its common stock over a period of 12 months. Under this program, the Company is authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The number of shares repurchased will depend entirely upon the levels of cash available, the attractiveness of alternate investment and business opportunities either at hand or on the horizon, Management's perception of value relative to market price and other legal, regulatory and contractual requirements. The stock repurchase program is scheduled to expire on November 4, 2016. The Company did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2015. Subsequent to December 31, 2015, the Company repurchased 706 shares of our common stock for a total of $15,000.

4. SPIN-OFF OF REAL ESTATE ASSETS THROUGH A REAL ESTATE INVESTMENT TRUST
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
Immediately before the Spin-Off, on May 30, 2014, while CareTrust was a wholly-owned subsidiary of the Company, CareTrust raised $260,000 of debt financing (the Bond). CareTrust also entered into the Fifth Amended and Restated Loan Agreement, with General Electric Capital Corporation (GECC), which consisted of an additional loan of $50,676 to an aggregate principal amount of $99,000 (the Ten Project Note). The Ten Project Note and the Bond were assumed by CareTrust in connection with the Spin-Off. CareTrust transferred $220,752 to the Company, a portion of which the Company used to retire $208,635 of long-term debt prior to maturity. The remaining portion was used to pay prepayment penalties and other third party fees relating to the early retirement of outstanding debt. The amount retained by the Company of $8,219 was recorded as restricted cash, of which $6,400 was classified as current assets and $1,819 was classified as non-current assets as of June 1, 2014. The amount represented a portion of the proceeds received from CareTrust in connection with the Spin-Off that the Company intended to use to pay up to eight regular quarterly dividend payments. During the year ended December 31, 2015 and 2014, the Company utilized $3,137 and $5,082, respectively, to pay the quarterly dividend payments. The remaining cash of $78,731 that CareTrust retained on the Spin-Off date was transferred to CareTrust as part of the assets and liabilities contributed to CareTrust in connection with the Spin-Off.
As of March 31, 2014, the Company operated 120 affiliated facilities. Prior to the Spin-Off, the Company separated the healthcare operations from the independent living operations at two locations, resulting in a total of 122 affiliated facilities. In connection with the Spin-Off, the Company contributed to CareTrust the assets and liabilities associated with 94 real property and three independent living facilities that CareTrust now operates and that were previously owned by the Company. The results of the three independent living facilities that were transferred to CareTrust in connection with the Spin-Off were not material to the Company's results of operations for the years ended December 31, 2014 and 2013. The assets and liabilities were contributed to CareTrust based on their historical carrying values, which were as follows:

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
As a result of the Spin-Off, CareTrust owns all of the 94 real property and three independent living facilities that were transferred in connection with the Spin-Off. The Company leases the 94 real property facilities from CareTrust under eight “triple-net” master lease agreements (collectively, the Master Leases). The Company continues to operate the affiliated skilled nursing, assisted living and independent living facilities that are leased from CareTrust pursuant to the Master Leases. See Note 19, Leases for detail of the Master Leases arrangement. In addition, Christopher Christensen, the Company's Chief Executive Officer, served as a board member of CareTrust subsequent to the Spin-Off through April 15, 2015.
The Company did not incur transactions costs related to the Spin-Off for the year ended December 31, 2015. The Company incurred transaction costs associated with the Spin-Off of $9,026 and $4,050 for years ended December 31, 2014 and 2013, respectively, which are included in general and administrative expenses within the consolidated statements of income.
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

As discussed in Note 2 - Summary of Significant Accounting Policies, all per share amounts and number of shares outstanding presented below reflect the two-for-one stock split that was effected in the fourth quarter of 2015.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$55,917	$33,741	$25,658
Less: net income (loss) attributable to noncontrolling interests	485	(2,209)	(186)
Income from continuing operations attributable to The Ensign Group, Inc.	55,432	35,950	25,844
Loss from discontinued operations, net of income tax	—	—	(1,804)
Net income attributable to The Ensign Group, Inc.	$55,432	$35,950	$24,040

Denominator:
Weighted average shares outstanding for basic net income per share	50,316	44,682	43,800
Basic net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.10	$0.80	$0.59
Loss from discontinued operations	—	—	(0.04)
Net income attributable to The Ensign Group, Inc.	$1.10	$0.80	$0.55
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$55,917	$33,741	$25,658
Less: net income (loss) attributable to noncontrolling interests	485	(2,209)	(186)
Income from continuing operations attributable to The Ensign Group, Inc.	55,432	35,950	25,844
Loss from discontinued operations, net of income tax	—	—	(1,804)
Net income attributable to The Ensign Group, Inc.	$55,432	$35,950	$24,040

Denominator:
Weighted average common shares outstanding	50,316	44,682	43,800
Plus: incremental shares from assumed conversion (1)	1,894	1,508	928
Adjusted weighted average common shares outstanding	52,210	46,190	44,728
Diluted net income (loss) per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.06	$0.78	$0.58
Loss from discontinued operations	—	—	(0.04)
Net income attributable to The Ensign Group, Inc.	$1.06	$0.78	$0.54
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 258, 1,084 and 804 for the years ended December 31, 2015, 2014 and 2013, respectively. As discussed in Note 4, Spin-Off of Real Estate Assets through a Real Estate Investment Trust and Note 18, Options and Awards effective with the Spin-Off transaction, the holders of the Company's stock options on the date of record received stock options consistent with a conversion ratio that was necessary to maintain the pre Spin-Off intrinsic value of the options. The stock option terms and conditions are based on the existing terms in the the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan). In order to preserve the aggregate intrinsic value of the Company's stock options held by such persons, the exercise prices of such awards were adjusted by using the proportion of the CareTrust "when-issued" closing stock price to the total Company closing stock prices on the distribution date. The number of options outstanding were increased by a conversion rate of 1.83 as a result of the Spin-Off.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31,
	2015			2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$41,569	$—	$—	$50,408	$—	$—
Restricted cash	$—	$—	$—	$5,082	$—	$—

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 2, Summary of Significant Accounting Policies for further discussion of the Company's significant accounting policies.

Debt Security Investments - Held to Maturity

At December 31, 2015 and 2014, the Company had approximately $34,717 and $23,933, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of December 31, 2015, the debt security investments are held in AA, A and BBB+ rated debt securities.

7. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the years ended December 31, 2015, 2014 and 2013 is summarized in the following tables:

	Year Ended December 31,
	2015		2014		2013
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$439,996	32.8%	$358,119	34.9%	$323,803	35.8%
Medicare	395,503	29.5	313,144	30.5	292,917	32.4
Medicaid — skilled	71,905	5.4	51,157	5.0	36,085	4.0
Total Medicaid and Medicare	907,404	67.7	722,420	70.4	652,805	72.2
Managed care	206,770	15.4	145,796	14.2	118,168	13.1%
Private and other payors(1)	227,652	16.9	159,190	15.4	133,583	14.7%
Revenue	$1,341,826	100.0%	$1,027,406	100.0%	$904,556	100.0%
(1) Private and other payors also includes revenue from urgent care centers and mobile ancillary services.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable as of December 31, 2015 and 2014 is summarized in the following table:

	December 31,
	2015	2014
Medicaid	$90,677	$45,943
Managed care	56,411	39,782
Medicare	49,970	32,861
Private and other payors	42,276	31,903
	239,334	150,489
Less: allowance for doubtful accounts	(30,308)	(20,438)
Accounts receivable	$209,026	$130,051

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

The Company also reports an “all other” category that includes results from its urgent care centers and mobile ancillary operations. The urgent care centers and mobile ancillary operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The "all other" category also includes operating expenses that the Company does not allocate to operating segments as these expenses are not included in the segment operating performance measures evaluated by the CODM. See also Note 13, Goodwill and Other Indefinite-Lived Intangible Assets for comparative information on changes in the carrying amount of goodwill by segment.

As of December 31, 2015, TSA services included 186 wholly-owned skilled nursing affiliated facilities that offer post-acute, rehabilitative, custodial and specialty skilled nursing care, as well as wholly-owned assisted and independent living affiliated facilities that provide room and board and social services. Home health, home care and hospice services were provided to patients through the Company's 32 agencies. The Company's urgent care services, which is included in "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. As of December 31, 2015, the Company held majority membership interests in mobile ancillary operations, which operating results are included in the "all other" category.

During 2013, the Company sold Doctors Express, a national urgent care franchise system. The results of operations of this business for all periods presented and the loss or impairment related to this divesture have been classified as discontinued operations in the accompanying consolidated statements of income and included in the "all other" category. See Note 23, Discontinued Operations for additional information.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues by major payor source were as follows:

	Year Ended December 31, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$431,050	$8,946	$—	$439,996	32.8%
Medicare	332,429	63,074	—	395,503	29.5
Medicaid-skilled	71,905	—	—	71,905	5.4
Subtotal	835,384	72,020	—	907,404	67.7
Managed care	194,743	12,027	—	206,770	15.4
Private and other	184,390	6,309	36,953	227,652	16.9
Total revenue	$1,214,517	$90,356	$36,953	$1,341,826	100.0%

	Year Ended December 31, 2014
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$352,874	$5,245	$—	$358,119	34.9%
Medicare	274,723	38,421	—	313,144	30.5
Medicaid-skilled	51,157	—	—	51,157	5.0
Subtotal	678,754	43,666	—	722,420	70.4
Managed care	138,215	7,581	—	145,796	14.2
Private and other	133,349	3,269	22,572	159,190	15.4
Total revenue	$950,318	$54,516	$22,572	$1,027,406	100.0%

	Year Ended December 31, 2013
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$320,580	$3,223	$—	$323,803	35.8%
Medicare	264,223	28,694	—	292,917	32.4%
Medicaid-skilled	36,085	$—	—	36,085	4.0%
Subtotal	620,888	31,917	—	652,805	72.2%
Managed care	112,669	$5,499	—	118,168	13.1%
Private and other	119,722	2,346	11,515	133,583	14.7%
Total revenue	$853,279	$39,762	$11,515	$904,556	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth selected financial data consolidated by business segment:

	Year Ended December 31, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,214,517	$90,356	$36,953		$1,341,826
Intersegment revenue (1)	2,447	—	881	(3,328)	—
Total revenue	$1,216,964	$90,356	$37,834	$(3,328)	$1,341,826
Income from operations	$148,207	$13,584	$(68,709)	$—	$93,082
Interest expense, net of interest income					$(1,983)
Income before provision for income taxes					$91,099
Depreciation and amortization	$21,346	$980	$5,785	$—	$28,111

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and mobile ancillary operations to the Company's other operating subsidiaries.

	Year Ended December 31, 2014
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$950,318	$54,516	$22,572		$1,027,406
Intersegment revenue (1)	2,066	—	735	(2,801)	—
Total revenue	$952,384	$54,516	$23,307	$(2,801)	$1,027,406
Income from operations	$126,011	$9,701	$(62,788)	$—	$72,924
Interest expense, net of interest income					$(12,382)
Income before provision for income taxes					$60,542
Depreciation and amortization	$21,669	$539	$4,222	$—	$26,430

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and mobile ancillary operations to the Company's other operating subsidiaries.

	Year Ended December 31, 2013
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$853,279	$39,762	$11,515		$904,556
Intersegment revenue (1)	1,909		523	(2,432)	—
Total revenue	$855,188	$39,762	$12,038	$(2,432)	$904,556
Income from operations	$97,777	$4,776	$(44,611)	$—	$57,942
Interest expense, net of interest income					$(12,281)
Income before provision for income taxes					$45,661
Depreciation and amortization	$30,595	$400	$2,914	$—	$33,909

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and mobile ancillary operations to the Company's other operating subsidiaries.

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
During the year ended December 31, 2015, the Company continued to expand its operations with the addition of 50 stand-alone skilled nursing and assisted living operations, seven home health, hospice and home care agencies and three urgent care centers to its operations through purchases and long-term lease agreements. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. As part of these transactions, we acquired the real estate at 18 of the skilled nursing and assisted and independent living operations. In addition, the Company has invested in new business lines that are complementary to its existing TSA services and home health and hospice businesses. The aggregate purchase price conveyed in all acquisitions was $119,965, including the assumption of liabilities of $8,939. The expansion of skilled nursing and assisted and independent living operations added 2,580 and 2,391 operational skilled nursing beds and operational assisted and independent living units, respectively, operated by the Company's operating subsidiaries. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction.
During the year ended December 31, 2014, the Company expanded its operations with the addition of 21 stand-alone skilled nursing and assisted living operations and nine home health, home care and hospice agencies to its operations through purchases and long-term lease agreements. The aggregate purchase price was approximately $96,085, including the assumption of an existing HUD-insured loan of $3,417. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction.
During the year ended December 31, 2013, the Company expanded its operations with the addition of 10 stand-alone skilled nursing and assisted living operations, six home health and hospice agencies and one urgent care center to its operations. The aggregate purchase price was approximately $45,364. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the year ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Land	$12,811	$10,314	$9,312
Building and improvements	73,502	41,995	26,593
Equipment, furniture, and fixtures	4,612	2,933	1,386
Assembled occupancy	895	905	724
Definite-lived intangible assets	360	729	—
Goodwill	10,617	6,334	3,197
Favorable leases	10,901	28,680	—
Other indefinite-lived intangible assets	6,285	4,195	4,152
Other assets acquired, net of liabilities assumed	(18)	—	—
Total acquisitions	$119,965	$96,085	$45,364

In addition to the business combinations above, in 2015, the Company acquired the underlying real estate and assets of three skilled nursing operations, which the Company previously operated under long-term lease agreements for an aggregate purchase price of $23,998, which included a promissory note of $6,248. These acquisitions did not impact the Company's operational bed count.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to December 31, 2015, the Company entered into a long-term lease for a newly constructed post-acute care campus. The newly constructed post-acute care campus added 70 operational skilled nursing beds and 30 operational assisted living units operated by the Company's operating subsidiaries.

10. ACQUISITIONS - UNAUDITED PRO FORMA FINANCIAL INFORMATION

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

	December 31,
	2015	2014
Revenue	$1,481,924	$1,310,818
Net income attributable to The Ensign Group, Inc.	62,115	44,472
Diluted net income per common share	$1.19	$0.96
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

The foregoing unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue and income generated during the year ended December 31, 2015, by individually immaterial business acquisitions completed through December 31, 2015 of $140,098 and $6,683, respectively. Included in the table above are pro forma revenue and income generated during the year ended December 31, 2014, by individually immaterial business acquisitions completed through December 31, 2014, of $283,412 and $8,522, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	December 31,
	2015	2014
Land	$41,451	$18,994
Buildings and improvements	151,434	57,947
Equipment	114,752	80,112
Furniture and fixtures	5,504	5,732
Leasehold improvements	68,405	50,671
Construction in progress	781	423
	382,327	213,879
Less: accumulated depreciation	(82,694)	(64,171)
Property and equipment, net	$299,633	$149,708

See Note 4, Spin-off of Real Estate Assets through a Real Estate Investment Trust for the impact of the Spin-Off on property and equipment and See Note 9, Acquisitions for information on acquisitions during the year ended December 31, 2015.

12. INTANGIBLE ASSETS — Net

		December 31,
	Weighted Average Life (Years)	2015			2014
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	19.9	$604	$(577)	$27	$684	$(634)	$50
Favorable lease	27.4	43,248	(2,923)	40,325	30,890	(783)	30,107
Assembled occupancy	0.5	4,779	(4,476)	303	3,884	(3,461)	423
Facility trade name	30.0	733	(244)	489	733	(220)	513
Customer relationships	18.3	5,300	(1,013)	4,287	4,940	(465)	4,475
Total		$54,664	$(9,233)	$45,431	$41,131	$(5,563)	$35,568
Amortization expense was $3,824, $1,089 and $1,121 for the years ended December 31, 2015, 2014 and 2013, respectively. Of the $3,824 in amortization expense incurred during the year ended December 31, 2015, approximately $1,013 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2016	$3,358
2017	2,968
2018	2,967
2019	2,967
2020	2,259
Thereafter	30,912
$45,431

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date (December 31 for 2013 and prior years). The Company completed its goodwill impairment test as of October 1, 2015 and no impairments were identified. No triggering events or changes in circumstances occurred during the period October 1, 2015 (the testing date) through December 31, 2015 that would warrant re-testing for goodwill impairment.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2015:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2013	$14,144	$5,312	$3,200	$22,656
Less: charge to discontinued operations for the excess carrying amount of goodwill	—	—	(1,099)	(1,099)
	14,144	5,312	2,101	21,557
Impairments	(490)	—	—	(490)
Additions	—	1,966	1,231	3,197
Purchase price adjustment	—	—	(329)	(329)
December 31, 2013	13,654	7,278	3,003	23,935
Impairments	—	—	—	—
Additions	2,323	3,651	360	6,334
December 31, 2014	15,977	10,929	3,363	30,269
Impairments	—	—	—	—
Additions	1,782	5,173	3,662	10,617
December 31, 2015	$17,759	$16,102	$7,025	$40,886

On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the year ended December 31, 2013. The Company recognized charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets of $1,099 and $1,738, respectively, during the year ended December 31, 2013 as part of this transaction. See Note 23, Discontinued Operations for additional information.

The initial fair value of DRX assets and liabilities incorporated the fair value analysis of the noncontrolling interest. Therefore, the original carrying value was based on the fair value of the noncontrolling interest and cash paid. In the course of performing its impairment analysis for the year ended December 31, 2012, the Company performed an impairment test over the assets of DRX. As part of the impairment test, the Company calculated the fair value of certain assets, including trade name and franchise agreements. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of DRX as of December 31, 2012. The implied fair value of goodwill was measured as the excess of the fair value of DRX over the amounts assigned to its assets and liabilities. The impairment loss for DRX was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, the Company recorded a charge to goodwill and trade name at DRX in 2012, which the Company attributed to a decline in the estimated fair value of redeemable noncontrolling interest.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no impairment charge to goodwill for the years ended December 31, 2015 and 2014. The Company recorded an impairment charge to goodwill on one facility of $490 for the year ended December 31, 2013. The facility experienced a significant reduction in admissions due to extensive renovations, which occurred over a year, which resulted in declines in related forecasted cash flows. Since 1999, the Company has recognized cumulative goodwill impairment losses of $3,399. The purchase price adjustment of $329 relates to the finalization of net working capital for the Company's acquisition in a mobile x-ray and diagnostic company in fiscal year 2012.

As of December 31, 2015, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 9, Acquisitions.
During the year ended December 31, 2015, the Company recorded $5,425 and $860 in home health and hospice Medicare license and trade name indefinite-lived intangible assets, respectively, as part of its acquisitions.

Other indefinite-lived intangible assets consists of the following:

	December 31,
	2015	2014
Trade name	$1,915	$1,055
Home health and hospice Medicare license	16,731	11,306
	$18,646	$12,361

14. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2015	2014
Debt issuance costs, net	$2,021	$2,612
Long-term insurance losses recoverable asset	2,881	2,256
Deposits with landlords	3,969	1,143
Capital improvement reserves with landlords and lenders	760	774
Other long-term assets	—	48
Restricted and other assets	$9,631	$6,833
Included in restricted and other assets as of December 31, 2015 and 2014, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2015	2014
Quality assurance fee	$6,120	$2,855
Refunds payable	13,252	7,014
Deferred revenue	6,696	3,471
Cash held in trust for patients	3,016	1,824
Resident deposits	5,884	1,593
Dividends payable	2,072	1,708
Property taxes	4,230	3,043
Other	4,935	3,122
Other accrued liabilities	$46,205	$24,630
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

16. INCOME TAXES

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$28,149	$25,490	$13,457
State	5,761	4,405	2,766
	33,910	29,895	16,223
Deferred:
Federal	2,026	(2,438)	3,777
State	(754)	(656)	3
	1,272	(3,094)	3,780
Total	$35,182	$26,801	$20,003

A reconciliation of the federal statutory rate to the effective tax rate for income from operations for the years ended December 31, 2015, 2014 and 2013, respectively, is comprised as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2015	2014	2013
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	3.6	4.0	4.0
Non-deductible settlement costs	—	—	5.0
Non-deductible expenses	0.6	0.6	0.6
Non-deductible transaction costs	—	5.2	—
Other adjustments	(0.6)	(0.4)	(0.8)
Total income tax provision	38.6%	44.4%	43.8%

The Company's deferred tax assets and liabilities as of December 31, 2015 and 2014 are summarized as follows:

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Accrued expenses	$18,957	$13,913
Allowance for doubtful accounts	12,313	8,324
Tax credits	3,439	3,375
Insurance	5,814	6,477
Total deferred tax assets	40,523	32,089
State taxes	(420)	(670)
Depreciation and amortization	(14,773)	(6,590)
Prepaid expenses	(4,478)	(2,705)
Total deferred tax liabilities	(19,671)	(9,965)
Net deferred tax assets	$20,852	$22,124
The Company had state credit carryforwards as of December 31, 2015 and 2014 of $3,439 and $3,375, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward will begin to expire in 2023. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carryforward until 2027.
The Company had federal net operating loss carryforwards as of December 31, 2015 and 2014 of $4,389 and $4,889, respectively. These Federal net operating losses are expected to begin expiring in 2032. The Company also had state net operating losses as of December 31, 2015 and 2014 of $84 and $309, respectively. These state net operating losses carry forward over various periods.
For the years ended December 31, 2014 and 2013, the Company incurred $7,046 and $3,884, respectively, of third-party costs in connection with the Spin-Off. The Company did not incur transactions costs related to the Spin-Off for the year ended December 31, 2015. The Company has determined that $8,820 of the third-party costs directly facilitating the Spin-Off are permanently non-deductible for tax purposes and has reflected this determination in its calculation of the estimated annual effective tax rate. The Company's net tax benefit for the deductible portion of these costs is approximately $822.

The federal statutes of limitations on the Company's 2009, 2010 and 2011 income tax years lapsed during the third quarter of 2013, 2014 and 2015, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2015, 2014 and 2013 had no impact on the Company's unrecognized tax benefits.

The Company recorded total pre-tax charges related to the settlement with the U.S. Department of Justice (DOJ) and related expenses of $33,000 during the year ended December 31, 2013. The Company recorded estimated tax benefits of $10,383 during the year ended December 31, 2013. See Note 20, Commitments and Contingencies.

As of December 31, 2015, 2014 and 2013, the Company did not have any unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2015, the Company successfully completed the Internal Revenue Service examination of the Company's 2012 tax return without adjustment. The Company is not currently under examination by any other major income tax jurisdiction. The Company does not believe any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.
The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

17. DEBT
Long-term debt consists of the following:

	December 31,
	2015	2014
Credit Facility with SunTrust, interest payable monthly and quarterly, balance due at May 1, 2019, secured by substantially all of the Company’s personal property.	$85,000	$65,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate, collateralized by deed of trust on real property, assignment of rents and security agreement.	14,671	3,390
	99,671	68,390
Less current maturities	(620)	(111)
	$99,051	$68,279

Credit Facility with a Lending Consortium Arranged by SunTrust (the Credit Facility)
On May 30, 2014, the Company entered into the Credit Facility in an aggregate principal amount of $150,000 from a syndicate of banks and other financial institutions. Under the Credit Facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000. The interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio of the Company and its operating subsidiaries as defined in the agreement. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its operating subsidiaries. Loans made under the Credit Facility are not subject to interim amortization. The Company is not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility. The Company is permitted to prepay all or any portion of the loans under the 2014 Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. In connection with the Credit Facility, the Company incurred financing costs of approximately $2,013, which were deferred and are being amortized over the term of the Credit Facility. As of December 31, 2015, the Company's operating subsidiaries had $85,000 outstanding under the Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by substantially all of the Company's personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of their real property assets to secure the Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or the Company’s liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or the Company’s liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2015, the Company was in compliance with all loan covenants.

In February 2016, the Company amended the Credit Facility to increase its aggregate principal amount to $250,000 (the Amended Credit Facility). Under the Amended Credit Facility, the Company may seek to obtain incremental revolving or term

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans in an aggregate amount not to exceed $150,000. The interest rates applicable to loans under the Amended Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the debt to Consolidated EBITDA ratio of the Company and its operating subsidiaries as defined in the agreement. The Amended Credit Facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of the Company's personal property.

As of February 5, 2016, there was approximately $111,750 outstanding under the Amended Credit Facility.

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of December 31, 2015, the Company's operating subsidiaries had $14,671 outstanding under the mortgage loans and note, of which $620 is classified as short-term and the remaining $14,051 is classified as long-term. As of December 31, 2015, the Company is in compliance with all loan covenants.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending
December 31,	Amount
2016	$620
2017	648
2018	678
2019	709
2020	741
Thereafter	96,275
$99,671

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had approximately $1,860 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

18. OPTIONS AND AWARDS
All per share amounts and numbers of common shares outstanding presented below reflect the two-for-one stock split that was effected in the fourth quarter of 2015. See further details in Note 2 - Summary of Significant Accounting Policies.
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 2,672 as of December 31, 2015.
2001 Stock Option, Deferred Stock and Restricted Stock Plan - The 2001 Plan authorizes the sale of up to 3,960 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. There were 638 unissued shares of common stock available for issuance under this plan for each of the years ending December 31, 2015, 2014 and 2013, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan - The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 800 shares were repurchased and therefore eligible for reissuance. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. There were 294 unissued shares of common stock available for issuance under this plan for each of the years ending December 31, 2015, 2014 and 2013, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 2,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2015, 2014 and 2013, there were 1,740, 1,534, and 1,434 unissued shares of common stock available for issuance under this plan.

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

•
Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company's share price becomes available. As sufficient historical information was available in 2014, the Company utilized its own experience to calculate estimated volatility for options granted in the year 2015 and 2014.

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 9.25% per year is based on the Company's historical forfeiture activity of unvested stock options.

The Company granted 637 options and 323 restricted stock awards from the 2007 Plan during the year ended December 31, 2015. The Company used the following assumptions for stock options granted during the years ended December 31, 2015, 2014 and 2013:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Options Granted	Weighted Average Risk-Free Rate			Expected Life	Weighted Average Volatility			Weighted Average Dividend Yield
2015	637	1.45%	-	1.82%	6.5 years	36%	-	44%	0.58%	-	0.70%
2014	2,058	1.80%	-	1.91%	6.5 years	44%	-	47%	0.57%	-	0.82%
2013	910	1.18%	-	1.87%	6.5 years	55%			0.64%	-	0.93%

For the years ended December 31, 2015, 2014 and 2013, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2015	637	$23.27	$9.08
2014	2,058	$12.68	$5.66
2013	910	$9.68	$4.83

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2015, 2014 and 2013 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the years ended December 31, 2015, 2014 and 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2013	5,086	$4.38	2,710	$3.24
Granted	910	9.68
Forfeited	(242)	6.74
Exercised	(1,174)	3.05
December 31, 2013	4,580	$5.65	2,498	$3.88
Granted	2,058	12.68
Forfeited	(128)	8.14
Exercised	(978)	3.93
December 31, 2014	5,532	$8.51	2,218	$4.70
Granted	637	23.27
Forfeited	(233)	12.55
Exercised	(488)	5.20
December 31, 2015	5,448	$10.36	2,526	$6.35

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2015:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2006	1.93	-	2.05	109	282	1	109
2008	2.56	-	4.06	476	715	3	476
2009	4.06	-	4.56	689	1,480	4	689
2010	4.77	-	4.96	166	401	5	166
2011	5.90	-	7.99	203	686	6	150
2012	6.56	-	7.96	627	2,309	7	339
2013	7.98	-	11.49	704	3,441	8	249
2014	10.55	-	18.94	1,853	10,451	9	348
2015	21.47	-	25.24	621	5,632	10	—
Total				5,448	$25,397		2,526
The Company granted 323, 56, and 186 restricted stock awards during the years ended December 31, 2015, 2014 and 2013, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted in 2015, 2014, and 2013 ranged from $21.00 to $26.55, $15.38 to $22.36 and $13.99 to $21.07, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2015 and changes during the years ended December 31, 2015, 2014 and 2013 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	448	$11.52
Granted	186	17.64
Vested	(102)	11.84
Forfeited	(72)	12.35
Nonvested at December 31, 2013	460	$14.34
Granted	56	17.75
Vested	(130)	13.38
Forfeited	(20)	15.12
Nonvested at December 31, 2014	366	$15.15
Granted	323	22.99
Vested	(234)	17.36
Forfeited	(30)	16.81
Nonvested at December 31, 2015	425	$19.79

During the year ended December 31, 2015, the Company granted 32 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $21.00 to $26.55 based on the market price on the grant date.

Total share-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 was as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2015	2014	2013
Share-based compensation expense related to stock options	$4,164	$3,134	$2,217
Share-based compensation expense related to restricted stock awards	1,931	1,657	1,387
Share-based compensation expense related to stock awards	582	399	795
Total	$6,677	$5,190	$4,399

For the year ended December 31, 2015, 2014 and 2013, the Company expensed $582, $399 and $795, respectively, in share-based compensation related to the quarterly stock awards to non-employee directors.
In future periods, the Company expects to recognize approximately $15,470 and $7,292 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2015. Future share-based compensation expense will be recognized over 3.5 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 2,922 unvested and outstanding options at December 31, 2015, of which 2,720 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2015 was 6.5 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2015, 2014 and 2013 is as follows:

	December 31,
Options	2015	2014	2013
Outstanding	$67,508	$75,689	$29,431
Vested	41,128	38,811	20,465
Expected to vest	23,508	31,160	7,873
Exercised	8,709	10,496	8,709
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of December 31, 2015.
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
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with Main Street Property Group LLC to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction (Healthcare Resorts Leases or HCR). The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $89,264, $48,947 and $14,073 for the years ended December 31, 2015, 2014 and 2013, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments for all leases as of December 31, 2015 are as follows:

Year	Amount
2016	$113,851
2017	124,288
2018	124,248
2019	123,863
2020	122,960
Thereafter	1,256,041
$1,865,251
Twenty-three of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under four separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2015.
In February 2016, the Company decided to voluntarily discontinue operations in one of its skilled nursing facilities. This operation represented approximately 0.5% of the Company's 2015 consolidated revenue. As a result of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow the landlord to transfer the property and the licenses free and clear of the Company's master lease. This arrangement will not impact rent expense in 2015 or the amount of rent expense expected to be paid in future periods and will not have a material impact on the Company's lease coverage ratios under the applicable master lease. The Company expects the operating losses, continued obligation under the lease and related closing expenses will range from $7,000 to 7,500, including the present value of rental payments of approximately $5,800. Residents of the affected facility were transferred to other local skilled nursing facilities.

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
Income Tax Examinations — In 2014, the Company received a notification from the IRS that the Company's 2012 tax return would be examined. In 2015, the examination was closed with no adjustments. The Company is not currently under examination by any major income tax jurisdiction. See Note 16, Income Taxes. The Company's employment tax returns for the 2012 tax year are under examination by the IRS. Our employment tax returns for the 2012 tax year are under examination by the IRS.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had two operating subsidiaries subject to probe review during the year ended December 31, 2015. A second operating subsidiary not previously included in the probe process has been recently selected for a Review and Educate (also known as pre-payment) review. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

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

The Company has met the requirements of its second year under the Settlement Agreement and passed its IRO audits. Participation in federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 58.8% and 52.4% of its total accounts receivable as of December 31, 2015 and 2014, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 67.7%, 70.4% and 72.2% of the Company's revenue for the years ended December 31, 2015, 2014 and 2013, respectively
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 9, 2016, the Company had approximately $1,100 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2015 and 2014:

	General and Professional Liability
		Workers' Compensation
			Health	Total
Balance January 1, 2014	30,449	15,918	2,736	$49,103
Current year provisions	9,746	6,083	18,046	33,875
Claims paid and direct expenses	(9,638)	(5,376)	(16,981)	(31,995)
Change in long-term insurance losses recoverable	(156)	(867)	—	(1,023)
Balance December 31, 2014	30,401	15,758	3,801	49,960
Current year provisions	12,528	12,508	15,921	40,957
Claims paid and direct expenses	(11,911)	(8,822)	(14,648)	(35,381)
Change in long-term insurance losses recoverable	(308)	775	—	467
Balance December 31, 2015	$30,710	$20,219	$5,074	$56,003

Included in long-term insurance losses recoverable as of December 31, 2015 and 2014, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

22.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $682, $565 and $487 during the years ended December 31, 2015, 2014 and 2013, respectively. Beginning in 2007, the 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

23. DISCONTINUED OPERATIONS

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

A summary of discontinued operations follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$728
Cost of services (exclusive of facility rent, general and administrative and depreciation and amortization expenses shown separately below)	—	—	(807)
Charges to discontinued operations for the excess carrying amount of goodwill and other indefinite-lived intangible assets	—	—	(2,837)
Facility rent—cost of services	—	—	(12)
Depreciation and amortization	—	—	(33)
Loss from discontinued operations	—	—	(2,961)
Benefit from income taxes	—	—	(1,157)
Loss from discontinued operations, net of income tax	$—	$—	$(1,804)

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions Charged to Costs and Expenses
	Balance at Beginning of Year			Balances at End of Year

			Deductions
		(In thousands)
Year Ended December 31, 2013
Allowance for doubtful accounts	$(13,811)	$(12,106)	$9,377	$(16,540)
Year Ended December 31, 2014
Allowance for doubtful accounts	$(16,540)	$(13,179)	$9,281	$(20,438)
Year Ended December 31, 2015
Allowance for doubtful accounts	$(20,438)	$(19,802)	$9,932	(30,308)

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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007

10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.58	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.59	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.6	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.61	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.62	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.63	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.64	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.65	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.66	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.67	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.68	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.69	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013
10.7	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2012
10.71	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, in its capacity as administrative agent fort he Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013
10.72	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.73	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	2/13/2014
10.74	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.75	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.76	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.3	6/5/2014

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.77	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.4	6/5/2014
10.78	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.5	6/5/2014
10.79	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.6	6/5/2014
10.80	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc.	8-K	001-33757	10.7	6/5/2014
10.81	Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.8	6/5/2014
10.82	Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
+	Indicates management contract or compensatory plan.
*	Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.