Form 10-Q
period 2016-03-31
ENSIGN GROUP, INC
filed 2016-05-10
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016.

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 6, 2016, 50,242,881 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$51,370	$41,569
Accounts receivable—less allowance for doubtful accounts of $32,098 and $30,308 at March 31, 2016 and December 31, 2015, respectively	217,171	209,026
Investments—current	2,003	2,004
Prepaid income taxes	3,254	8,141
Prepaid expenses and other current assets	19,441	18,827
Total current assets	293,239	279,567
Property and equipment, net	311,479	299,633
Insurance subsidiary deposits and investments	30,955	32,713
Escrow deposits	1,646	400
Deferred tax asset	20,823	20,852
Restricted and other assets	11,165	9,631
Intangible assets, net	44,444	45,431
Goodwill	41,034	40,886
Other indefinite-lived intangibles	18,896	18,646
Total assets	$773,681	$747,759
Liabilities and equity
Current liabilities:
Accounts payable	$35,695	$36,029
Accrued wages and related liabilities	67,567	78,890
Accrued self-insurance liabilities—current	18,204	18,122
Other accrued liabilities	46,018	46,205
Current maturities of long-term debt	627	620
Total current liabilities	168,111	179,866
Long-term debt—less current maturities	145,642	99,051
Accrued self-insurance liabilities—less current portion	39,872	37,881
Deferred rent and other long-term liabilities	9,860	3,976
Total liabilities	363,485	320,774

Commitments and contingencies (Notes 16, 18 and 19)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 52,207 and 50,205 shares issued and outstanding at March 31, 2016, respectively, and 51,918 and 51,370 shares issued and outstanding at December 31, 2015, respectively (Note 3)	52	51
Additional paid-in capital (Note 3)	241,022	235,076
Retained earnings	200,566	193,420
Common stock in treasury, at cost, 1,575 and 123 shares at March 31, 2016 and December 31, 2015, respectively (Note 3)	(31,223)	(1,223)
Total Ensign Group, Inc. stockholders' equity	410,417	427,324
Non-controlling interest	(221)	(339)
Total equity	410,196	426,985
Total liabilities and equity	$773,681	$747,759
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$383,234	$306,529
Expense:
Cost of services (exclusive of losses related to operational closure, rent, general and administrative and depreciation and amortization expenses shown separately below)	306,308	241,456
Losses related to operational closure	7,935	—
Rent—cost of services (Note 18)	26,991	18,966
General and administrative expense	17,387	14,416
Depreciation and amortization	8,298	6,517
Total expenses	366,919	281,355
Income from operations	16,315	25,174
Other income (expense):
Interest expense	(1,370)	(667)
Interest income	234	166
Other expense, net	(1,136)	(501)
Income before provision for income taxes	15,179	24,673
Provision for income taxes	5,889	9,585
Net income	9,290	15,088
Less: net income (loss) attributable to noncontrolling interests	118	(82)
Net income attributable to The Ensign Group, Inc.	$9,172	$15,170
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.18	$0.32
Diluted	$0.18	$0.31
Weighted average common shares outstanding:
Basic	50,679	47,815
Diluted	52,334	49,652

Dividends per share	$0.0400	$0.0375

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$9,290	$15,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,298	6,517
Amortization of deferred financing fees	154	148
Fixed assets impairment	137	—
Write-off of deferred financing fee	197	—
Deferred income taxes	21	22
Provision for doubtful accounts	5,765	4,743
Share-based compensation	1,885	1,493
Excess tax benefit from share-based compensation	(685)	(641)
Change in operating assets and liabilities
Accounts receivable	(13,910)	(36,900)
Prepaid income taxes	4,887	2,992
Prepaid expenses and other assets	(615)	(3,538)
Insurance subsidiary deposits and investments	1,759	(205)
Losses related to operational closure (Note 18)	7,798	—
Accounts payable	(1,491)	4,393
Accrued wages and related liabilities	(11,323)	(2,104)
Income tax payable	13	5,914
Other accrued liabilities	(1,473)	6,557
Accrued self-insurance liabilities	1,906	1,355
Deferred rent liability	82	26
Net cash provided by operating activities	12,695	5,860
Cash flows from investing activities:
Purchase of property and equipment	(18,231)	(12,719)
Cash payment for business acquisitions	(490)	(38,709)
Escrow deposits	(1,646)	(2,485)
Escrow deposits used to fund business acquisitions	400	16,153
Use of restricted cash	—	1,694
Cash proceeds from the sale of property and equipment and insurance proceeds	197	—
Restricted and other assets	(334)	(389)
Net cash used in investing activities	(20,104)	(36,455)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 16)	156,750	29,000
Payments on revolving credit facility and other debt (Note 16 and Note 3)	(110,152)	(94,027)
Proceeds from common stock offering (Note 3)	—	112,078
Issuance costs in connection with common stock offering (Note 3)	—	(5,604)
Issuance of treasury stock upon exercise of options	—	6
Issuance of common stock upon exercise of options	3,377	2,410
Repurchase of shares of common stock	(30,000)	—
Dividends paid	(2,072)	(1,708)
Excess tax benefit from share-based compensation	692	641
Payments of deferred financing costs	(1,385)	—
Net cash provided by financing activities	17,210	42,796
Net increase in cash and cash equivalents	9,801	12,201
Cash and cash equivalents beginning of period	41,569	50,408
Cash and cash equivalents end of period	$51,370	$62,609
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,149	$745
Income taxes	$275	$15
Non-cash financing and investing activity:
Accrued capital expenditures	$5,329	$4,048
Refundable deposits assumed as part of business acquisition	$—	$3,488
Issuance costs of common stock included in accounts payable	$—	$300

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum as well as, urgent care centers and other ancillary businesses. As of March 31, 2016, the Company operated 186 facilities, 34 home health, hospice and home care agencies, 17 urgent care centers and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, urgent care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 19,600 operational skilled nursing, assisted living and independent living beds. As of March 31, 2016, the Company owned 32 of its 186 affiliated facilities and leased an additional 154 facilities through long-term lease arrangements, and had options to purchase 21 of those 154 facilities. As of December 31, 2015, the Company owned 32 of its 186 affiliated facilities and leased an additional 154 facilities through long-term lease arrangements, and had options to purchase 20 of those 154 facilities.
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
Each of the Company's affiliated operations are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this quarterly report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group, Inc.
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at March 31, 2016.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 9, 2015, the Company announced a two-for-one stock split of its outstanding shares of common stock. The stock split was effected in the form of a stock dividend, paid on December 23, 2015 to shareholders of record at the close of business December 17, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All applicable share numbers and per share amounts presented in the notes to condensed consolidated financial statements and the condensed consolidated statements of income have been retroactively adjusted to reflect the stock split. The par value of the Company's common stock remained unchanged at $0.001 per share.

Reclassifications - Prior period results reflect reclassifications, for comparative purposes, related to the early adoption of authoritative guidance for the presentation of deferred taxes. Deferred tax assets have been presented on the balance sheet as a non-current asset for all periods presented. Historically, these assets were classified as either current or non-current assets, as applicable.
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
Revenue from the Medicare and Medicaid programs accounted for 65.2% and 69.1% of the Company's revenue for the three months ended March 31, 2016 and 2015, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three months ended March 31, 2016 and 2015.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $137 related to the close of one

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility during the three months ended March 31, 2016. The Company did not identified any asset impairment during the three months ended March 31, 2015.
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
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $31,035 and $29,772 as of March 31, 2016 and December 31, 2015, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $19,359 and $18,276 as of March 31, 2016 and December 31, 2015, respectively.
In addition, the Company has recorded an asset and equal liability of $3,048 and $2,881 at March 31, 2016 and December 31, 2015, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $4,634 and $5,074 as of March 31, 2016 and December 31, 2015, respectively.
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

Income Taxes — Deferred tax assets and liabilities have been presented on the balance sheet as a non-current asset for all periods presented related to the early adoption of authoritative guidance for the presentation of deferred taxes. Historically, these assets were classified as either current or non-current assets, as applicable. There is no effect on the condensed consolidated statements of income or condensed consolidated statements of cash flow.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2016, the FASB issued its standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual periods beginning after December 15, 2016, which will be the Company's fiscal year 2017, with early adoption permitted. The Company is currently assessing whether the adoption of the guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued its standard to amend the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard, which includes accounting implication related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The guidance has the same effective date as the new revenue standard and the Company is required to adopt the guidance by using the same transition method it would use to adopt the new revenue standard. The Company is currently assessing whether the adoption of the guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be the Company's fiscal year 2019, with early adoption permitted. The adoption of this standard is expected to have a material impact on the Company's financial position. The Company is currently assessing the material impact of adopting the guidance on our consolidated financial statements.

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (i) require equity investments to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values, (iii) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (iv) require separate presentation of financial assets and financial liabilities by measurement category. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2017, which will be the Company's fiscal year 2018, with early adoption not permitted. The Company does not expect the adoption of the guidance will have a material impact on its consolidated financial statements.

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

3. COMMON STOCK
Common Stock Repurchase Program

On November 4, 2015 and February 9, 2016, the Company announced that its Board of Directors authorized two stock repurchase programs, under which the Company may repurchase up to $15,000 of its common stock under each program for a period of 12 months. Under these programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. As of March 31, 2016, the Company repurchased 1,452 shares of its common stock for a total of $30,000. The Company did not have stock repurchase programs in place during the three months ended March 31, 2015.

Common Stock Offering

In February 2015, the Company completed a common stock offering, issuing 5,467 shares at approximately $20.50 per share. After deducting underwriting discounts and commissions of $5,604, excluding other issuance costs of $357, the Company received net proceeds of $106,474. The Company then used $94,000 of the net proceeds to pay off outstanding amounts under its credit facility.

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

As discussed in Note 2, Summary of Significant Accounting Policies, all per share amounts and number of shares outstanding presented below reflect the two-for-one stock split that was effected in the fourth quarter of 2015.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income	$9,290	$15,088
Less: net income (loss) attributable to noncontrolling interests	118	(82)
Net income attributable to The Ensign Group, Inc.	$9,172	$15,170

Denominator:
Weighted average shares outstanding for basic net income per share	50,679	47,815
Basic net income per common share attributable to The Ensign Group, Inc.	$0.18	$0.32

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income	$9,290	$15,088
Less: net income (loss) attributable to noncontrolling interests	118	(82)
Net income attributable to The Ensign Group, Inc.	$9,172	$15,170

Denominator:
Weighted average common shares outstanding	50,679	47,815
Plus: incremental shares from assumed conversion (1)	1,655	1,837
Adjusted weighted average common shares outstanding	52,334	49,652
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.18	$0.31
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 725 and 248 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$51,370	$—	$—	$41,569	$—	$—

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

Debt Security Investments - Held to Maturity

At March 31, 2016 and December 31, 2015, the Company had approximately $32,958 and $34,717, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of March 31, 2016, the debt security investments are held in AA, A and BBB+ rated debt securities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three months ended March 31, 2016 and 2015 is summarized in the following tables:

	Three Months Ended March 31,
	2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$117,575	30.7%	$101,628	33.2%
Medicare	110,278	28.8	94,356	30.8
Medicaid — skilled	21,665	5.7	15,537	5.1
Total Medicaid and Medicare	249,518	65.2	211,521	69.1
Managed care	64,543	16.8	46,330	15.1
Private and other payors(1)	69,173	18.0	48,678	15.8
Revenue	$383,234	100.0%	$306,529	100.0%
(1) Private and other payors also includes revenue from urgent care centers and other ancillary services.

Accounts receivable as of March 31, 2016 and December 31, 2015 is summarized in the following table:

	March 31, 2016	December 31, 2015
Medicaid	$90,994	$90,677
Managed care	61,346	56,411
Medicare	51,487	49,970
Private and other payors	45,442	42,276
	249,269	239,334
Less: allowance for doubtful accounts	(32,098)	(30,308)
Accounts receivable	$217,171	$209,026

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

The Company also reports an “all other” category that includes results from its urgent care centers and other ancillary operations. The urgent care centers and other ancillary operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The "all other" category also includes operating expenses that the Company does not allocate to operating segments as these expenses are not included in the segment operating performance measures evaluated by the CODM. See also Note 12, Goodwill and Other Indefinite-Lived Intangible Assets for comparative information on changes in the carrying amount of goodwill by segment.

As of March 31, 2016, TSA services included 186 wholly-owned skilled nursing affiliated facilities that skilled nursing, assisted living and rehabilitative care services, as well as wholly-owned assisted and independent living affiliated facilities that provide room and board and social services. Home health, home care and hospice services were provided to patients through the Company's 34 agencies. The Company's urgent care services, which is included in "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. As of March 31, 2016, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to any segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial data that follows. The accounting policies of the reporting segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Segment revenues by major payor source were as follows:

	Three Months Ended March 31, 2016
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$115,001	$2,574	$—	$117,575	30.7%
Medicare	91,644	18,634	—	110,278	28.8
Medicaid-skilled	21,665	—	—	21,665	5.7
Subtotal	228,310	21,208	—	249,518	65.2
Managed care	60,538	4,005	—	64,543	16.8
Private and other	56,535	1,453	11,185	69,173	18.0
Total revenue	$345,383	$26,666	$11,185	$383,234	100.0%

	Three Months Ended March 31, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$99,706	$1,922	$—	$101,628	33.2%
Medicare	81,690	12,666	—	94,356	30.8
Medicaid-skilled	15,537	—	—	15,537	5.1
Subtotal	196,933	14,588	—	211,521	69.1
Managed care	44,107	2,223	—	46,330	15.1
Private and other	37,734	1,504	9,440	48,678	15.8
Total revenue	$278,774	$18,315	$9,440	$306,529	100.0%

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended March 31, 2016
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$345,383	$26,666	$11,185		$383,234
Intersegment revenue (1)	710	—	271	(981)	—
Total revenue	$346,093	$26,666	$11,456	$(981)	$383,234
Segment income (loss) (2)	$30,856	$3,176	$(17,717)	$—	$16,315
Interest expense, net of interest income					$(1,136)
Income before provision for income taxes					$15,179
Depreciation and amortization	$6,302	$268	$1,728	$—	$8,298

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice services.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$278,774	$18,315	$9,440		$306,529
Intersegment revenue (1)	474	—	203	(677)	—
Total revenue	$279,248	$18,315	$9,643	$(677)	$306,529
Segment income (loss) (2)	$37,298	$2,675	$(14,799)	$—	$25,174
Interest expense, net of interest income					$(501)
Income before provision for income taxes					$24,673
Depreciation and amortization	$4,949	$221	$1,347	$—	$6,517

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice services.

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
During the three months ended March 31, 2016, the Company expanded its operations with the addition of one home health agency and one hospice agency through purchases. The aggregate purchase price for these acquisitions was $490. In addition, the Company entered into a long-term lease agreement for a newly constructed post-acute care campus, which added 70 operational skilled nursing beds and 30 operational assisted living units, operated by the Company's operating subsidiaries.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the three months ended March 31, 2016 and 2015:

	March 31,
	2016	2015
Land	$—	$3,608
Building and improvements	—	29,390
Equipment, furniture, and fixtures	—	1,429
Assembled occupancy	—	639
Definite-lived intangible assets	100	360
Goodwill	140	2,512
Favorable leases	—	2,069
Other indefinite-lived intangible assets	250	2,190
Total acquisitions	$490	$42,197

Subsequent to March 31, 2016, the Company expanded its operations with the addition of one hospice agency and eighteen stand-alone skilled nursing operations and through purchases and a long-term master lease agreement. As part of this acquisition, the Company acquired the real estate at two of the skilled nursing operations and entered into a long term lease for sixteen skilled nursing operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The aggregate purchase price for the acquisitions was $52,095, including $24,600 related to purchases of real estate. The expansion of skilled nursing operations added 2,177 operational skilled nursing beds operated by the Company's operating subsidiaries. The Company also entered into a separate operations transfer

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with the prior operator as part of each transaction. In addition, the Company has invested in new ancillary services that are complementary to its existing TSA services and home health and hospice businesses.

9. ACQUISITIONS - PRO FORMA FINANCIAL INFORMATION

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

The following table represents pro forma results of consolidated operations as if the acquisitions acquired from January 1, 2016 through the issuance date of the financial statements had occurred at the beginning of 2015, after giving effect to certain adjustments.

	March 31,
	2016	2015
Revenue	$421,468	$344,967
Net income attributable to The Ensign Group, Inc.	9,567	15,899
Diluted net income per common share	$0.18	$0.32
Our pro forma assumptions are as follows:

•
Revenues and operating costs were based on actual results from the prior operator or from regulatory filings where available. If actual results were not available, revenues and operating costs were estimated based on available partial operating results of the prior operator of the facility, or if no information was available, estimates were derived from the Company’s post-acquisition operating results for that particular facility. Prior year results for the 2016 acquisitions were obtained from available financial information provided by prior operators or available cost reports filed by the prior operators.

•
Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable and depreciation is calculated using the purchase price allocated to the related assets through acquisition accounting.

The foregoing unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue and income generated during the three months ended March 31, 2016, by individually immaterial business acquisitions completed through the issuance date of the financial statements of $38,234 and $395, respectively. Included in the table above are pro forma revenue and income generated during the three months ended March 31, 2015, by individually immaterial business acquisitions completed through the issuance date of the financial statements of $38,438 and $729, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	March 31, 2016	December 31, 2015
Land	$42,021	$41,451
Buildings and improvements	153,647	151,434
Equipment	124,943	114,752
Furniture and fixtures	5,529	5,504
Leasehold improvements	73,216	68,405
Construction in progress	1,869	781
	401,225	382,327
Less: accumulated depreciation	(89,746)	(82,694)
Property and equipment, net	$311,479	$299,633

See Note 8, Acquisitions for information on acquisitions during the three months ended March 31, 2016.

11. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	March 31, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	19.9	$90	$(64)	$26	$604	$(577)	$27
Favorable leases	27.6	43,248	(3,590)	39,658	43,248	(2,923)	40,325
Assembled occupancy	0.3	598	(571)	27	4,779	(4,476)	303
Facility trade name	30.0	733	(250)	483	733	(244)	489
Customer relationships	18.3	5,390	(1,140)	4,250	5,300	(1,013)	4,287
Total		$50,059	$(5,615)	$44,444	$54,664	$(9,233)	$45,431

Amortization expense was $1,087, and $1,153 for the three months ended March 31, 2016 and 2015, respectively. Of the $1,087 in amortization expense incurred during the three months ended March 31, 2016, approximately $276 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. In addition, the Company identified intangible assets that have become fully amortized as of March 31, 2016 and removed the fully amortized balances from the gross asset and accumulated amortization amounts.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2016 (remainder)	$2,293
2017	2,992
2018	2,992
2019	2,992
2020	2,283
2021	2,218
Thereafter	28,674
$44,444

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

The following table represents activity in goodwill by segment as of and for the three months ended March 31, 2016:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2016	$17,759	$16,102	$7,025	$40,886
Impairments	—	—	—	—
Purchase price adjustment	—	—	8	8
Additions	—	140	—	140
March 31, 2016	$17,759	$16,242	$7,033	$41,034

As of March 31, 2016, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 8, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	March 31, 2016	December 31, 2015
Trade name	$1,915	$1,915
Home health and hospice Medicare license	16,981	16,731
	$18,896	$18,646

13. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2016	December 31, 2015
Debt issuance costs, net	$3,054	$2,021
Long-term insurance losses recoverable asset	3,048	2,881
Deposits with landlords	4,224	3,969
Capital improvement reserves with landlords and lenders	839	760
Restricted and other assets	$11,165	$9,631
Included in restricted and other assets as of March 31, 2016, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015
Quality assurance fee	$4,133	$6,120
Refunds payable	14,784	13,252
Deferred revenue	5,862	6,696
Cash held in trust for patients	2,121	3,016
Resident deposits	5,976	5,884
Dividends payable	2,026	2,072
Property taxes	4,680	4,230
Charges related to operational closure	1,994	—
Other	4,442	4,935
Other accrued liabilities	$46,018	$46,205
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

15. INCOME TAXES
The Company is not currently under examination by any major income tax jurisdiction. During 2016, the statutes of limitations will lapse on the Company's 2012 Federal tax year and certain 2011 and 2012 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2016 or 2015.
The Company recorded total pre-tax charges and expenses related to the closure of one facility during the three months ended March 31, 2016 for a total charge of $7,935. The Company recorded estimated tax benefits of $3,065 for the three months ended March 31, 2016. Similar charges did not occurred during the three months ended March 31, 2015. See Note 18, Leases.

16. DEBT
Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
Credit facility with SunTrust, interest payable monthly and quarterly	$131,750	$85,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	14,519	14,671
	146,269	99,671
Less current maturities	(627)	(620)
	$145,642	$99,051

Amended Credit Facility with a Lending Consortium Arranged by SunTrust (the Amended Credit Facility)
In February 2016, the Company amended its existing revolving credit facility with a lending consortium arranged by SunTrust to increase its aggregate principal amount available to $250,000 (the Amended Credit Facility). Under the Amended Credit Facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150,000. The interest

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates applicable to loans under the Amended Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Amended Credit Facility that will range from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and our subsidiaries. Loans made under the Amended Credit Facility are not subject to interim amortization. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Amended Credit Facility. The Company is permitted to prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of March 31, 2016, the Company's operating subsidiaries had $131,750 outstanding under the Amended Credit Facility.
The Amended Credit Facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Amended Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2016, the Company was in compliance with all loan covenants.

As of May 9, 2016, there was approximately $196,750 outstanding under the Amended Credit Facility.

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of March 31, 2016, the Company's operating subsidiaries had $14,519 outstanding under the mortgage loans and note, of which $627 is classified as short-term and the remaining $13,892 is classified as long-term. As of March 31, 2016, the Company is in compliance with all loan covenants.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company had approximately $1,860 on the Amended Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
All per share amounts and numbers of common shares outstanding presented below reflect the two-for-one stock split that was effected in the fourth quarter of 2015. See further details in Note 2, Summary of Significant Accounting Policies.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated condensed statements of income for the three months ended March 31, 2016 and 2015 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 3,386 as of March 31, 2016.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 167 options and 161 restricted stock awards from the 2007 Plan during the three months ended March 31, 2016.

The Company used the following assumptions for stock options granted during the three months ended March 31, 2016 and 2015:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2016	167	1.34%	6.5 years	46%	0.77%
2015	144	1.45%	6.5 years	44%	0.65%

For the three months ended March 31, 2016 and 2015, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2016	167	$19.89	$8.55
2015	144	$21.79	$9.20

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2016 and 2015 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the three months ended March 31, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2016	5,448	$10.36	2,526	$6.35
Granted	167	19.89
Forfeited	(14)	10.80
Exercised	(129)	6.65
March 31, 2016	5,472	$10.74	2,611	$6.70

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2016:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2006	1.93	-	2.05	102	269	1	102
2008	2.56	-	4.06	465	687	2	465
2009	4.06	-	4.56	641	1,373	3	641
2010	4.77	-	4.96	162	392	4	162
2011	5.90	-	7.99	200	675	5	151
2012	6.56	-	7.96	611	2,251	6	349
2013	7.98	-	11.49	681	3,326	7	289
2014	10.55	-	18.94	1,822	10,290	8	425
2015	21.47	-	25.24	621	5,632	9	27
2016			19.89	167	1,428	10	—
Total				5,472	$26,323		2,611
The Company granted 161 and 130 restricted stock awards during the three months ended March 31, 2016 and 2015, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2016 and 2015 ranged from $19.89 to $21.84 and $21.30 to $21.79, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2016 and changes during the three months ended March 31, 2016 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	425	$19.79
Granted	161	21.35
Vested	(158)	20.34
Forfeited	(1)	17.97
Nonvested at March 31, 2016	427	$20.18

During the three months ended March 31, 2016, the Company granted 8 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $21.26 based on the market price on the grant date.

Total share-based compensation expense recognized for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Share-based compensation expense related to stock options	$1,184	$956
Share-based compensation expense related to restricted stock awards	548	416
Share-based compensation expense related to stock awards	153	121
Total	$1,885	$1,493

For the three months ended March 31, 2016 and 2015, the Company expensed $153 and $121, respectively, in share-based compensation related to the quarterly stock awards to non-employee directors. In future periods, the Company expects to recognize approximately $15,556 and $7,499 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2016. Future share-based compensation expense will be recognized over 3.4 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 2,861 unvested and

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding options at March 31, 2016, of which 2,668 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at March 31, 2016 was 4.8 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2016 and 2015 is as follows:

Options	March 31, 2016	December 31, 2015
Outstanding	$65,791	$67,508
Vested	41,618	41,128
Expected to vest	21,628	23,508
Exercisable	1,822	8,709
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

18. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which ranges from 12 to 19 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.0 million for the three months ended March 31, 2016 and 2015.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of March 31, 2016.
During the three months ended March 31, 2016, the Company voluntarily discontinued operations in one of its skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016 or expected to be paid in future periods and will have no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded continued obligation under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately $6,512. Residents of the affected facility were transferred to other local skilled nursing facilities.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $27,135 and $19,081 for the three months ended March 31, 2016 and 2015, respectively.
Future minimum lease payments for all leases as of March 31, 2016 are as follows:

Year	Amount
2016 (remainder)	97,862
2017	135,539
2018	142,514
2019	142,045
2020	141,188
2021	140,522
Thereafter	1,301,533
$2,101,203
Inclusive of the sixteen facilities expansion subsequent to March 31, 2016 that are under a master lease agreement, thirty-eight of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of March 31, 2016.

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
Income Tax Examinations — The Company is not currently under examination by any major income tax jurisdiction. See Note 15, Income Taxes.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company has in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. The Company had seven operating subsidiaries subject to probe review during the three months ended March 31, 2016. In addition, one of our operating subsidiaries not previously included in the probe process has been recently selected for a Review and Educate (also known as pre-payment) review. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

U.S. Government Inquiry — In October 2013, the Company completed and executed a settlement agreement (the Settlement Agreement) with the DOJ and received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company has denied engaging in any illegal conduct and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57.2% and 58.8% of its total accounts receivable as of March 31, 2016 and December 31, 2015, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 65.2%, and 69.1% of the Company's revenue for the three months ended March 31, 2016 and 2015, respectively
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of May 9, 2016, the Company had approximately $2,100 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as urgent care centers and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, urgent care and other ancillary services. As of March 31, 2016, we offered skilled nursing, assisted living and rehabilitative care services through 186 skilled nursing and assisted living facilities across 13 states. Of the 186 facilities, we owned 32 and operated an additional 154 facilities under long-term lease arrangements, and had options to purchase 21 of those 154 facilities. Our home health and hospice business provides home health, hospice and home care services from 34 agencies across nine states. Our 17 urgent care centers and mobile ancillary operations are located in Arizona, Colorado, Utah and Washington.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2016:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	32	21	133	186
Percentage of total	17.2%	11.3%	71.5%	100.0%
Operational skilled nursing, assisted living and independent living beds	3,402	1,502	14,682	19,586
Percentage of total	17.4%	7.6%	75.0%	100.0%

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
Recent Activities
Common Stock Repurchase Program - During the three months ended March 31, 2016, we repurchased 1.5 million shares of our common stock for a total of $30.0 million.
Close of one facility - After careful consideration and some clinical survey challenges, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties. The operation represented approximately 0.5% of our revenue and adjusted EBITDAR in 2015. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016 or expected to be paid in future periods and will have no material impact on our lease coverage ratios under the Master Leases. We recorded continued obligation under the lease and related closing expenses of $7.9 million, including the present value of rental payments of approximately $6.5 million. Residents of the affected facility were transferred to other local skilled nursing facilities in an orderly fashion and in accordance with their individual clinical needs.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of March 31, 2016:

	CA	AZ	TX	WI	UT	CO	WA	ID	NE	IA	SC	KS	NV	Total
Cumulative number of skilled nursing, assisted and independent living operations	48	28	27	17	15	10	10	9	7	5	4	3	3	186
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,989	4,288	3,307	899	1,613	745	943	719	662	356	426	335	304	19,586
As of March 31, 2016, we provided home health and hospice services through our 34 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During the three months ended March 31, 2016, we expanded our operations with the addition of one home health agency and one hospice agency through purchases. The aggregate purchase price for these acquisitions was $0.5 million. In addition, we entered into a long-term lease agreement for a newly constructed post-acute care campus, which added 70 operational skilled nursing beds and 30 operational assisted living units, operated by our operating subsidiaries.
Subsequent to March 31, 2016, we completed transactions to expand our operations with the addition of one hospice agency and eighteen stand-alone skilled nursing operations through purchases and a long-term master lease agreement. As part of this acquisition, we acquired the real estate at two of the skilled nursing operations and entered into a long term lease for sixteen skilled nursing operations. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The aggregate purchase price for the acquisitions was $52.1 million, including $24.6 million related to purchases of real estate. The expansion of skilled nursing operations added 2,177 operational skilled nursing beds operated by our operating subsidiaries. We also entered into a separate operations transfer agreement with the prior operator as part of each transaction.

In addition, we invested in new ancillary services that are complementary to our existing transitional, skilled and assisted living services (TSA services) and home health and hospice businesses. For further discussion of our acquisitions, see Note 8, Acquisitions in the Notes to Condensed Consolidated Financial Statements.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended March 31,
	2016	2015
Skilled Mix:
Days	32.5%	30.3%
Revenue	54.6%	52.9%
Quality Mix:
Days	43.9%	42.8%
Revenue	62.6%	61.4%

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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Occupancy:
Operational beds at end of period	19,586	15,483
Available patient days	1,786,513	1,367,829
Actual patient days	1,376,879	1,077,238
Occupancy percentage (based on operational beds)	77.1%	78.8%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Home health services:
Medicare Episodic Admissions	2,157	1,384
Average Medicare Revenue per Completed Episode	$2,923	$2,861
Hospice services:
Average Daily Census	843	536
Segments
We have two reportable segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted and independent living facilities and is the largest portion of our business; and (2) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker (CODM), reviews financial information at the operating segment level.

We also report an “all other” category that includes results from our urgent care centers and other ancillary operations. Our urgent care centers and other ancillary businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations.

Revenue Sources

The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2016
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$112,781	$2,220	$1,042	$1,532	$—		$117,575	30.7%
Medicare	91,644	—	7,653	10,981	—		110,278	28.8
Medicaid-skilled	21,665	—	—	—	—		21,665	5.7
Subtotal	226,090	2,220	8,695	12,513	—		249,518	65.2
Managed care	60,538	—	3,803	202	—		64,543	16.8
Private and other	28,584	27,951	1,410	43	11,185	(1)	69,173	18.0
Total revenue	$315,212	$30,171	$13,908	$12,758	$11,185		$383,234	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and other ancillary operations.

	Three Months Ended March 31, 2015
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$98,626	$1,080	$814	$1,108	$—		$101,628	33.2%
Medicare	81,690	—	5,942	6,724	—		94,356	30.8
Medicaid-skilled	15,537	—	—	—	—		15,537	5.1
Subtotal	195,853	1,080	6,756	7,832	—		211,521	69.1
Managed care	44,107	—	2,142	81	—		46,330	15.1
Private and other	24,511	13,223	1,465	39	9,440	(1)	48,678	15.8
Total revenue	$264,471	$14,303	$10,363	$7,952	$9,440		$306,529	100.0%
(1) Private and other payors in our "All Other" category includes revenue from urgent care centers and other ancillary operations.

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

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of March 31, 2016. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of March 31, 2016, we provided hospice care in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

Beginning January 1, 2016, the Centers for Medicare & Medicaid Services (CMS) has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (SIA). The SIA is based on visits made in the last seven days of life by a registered nurse (RN) or medical social worker (MSW) for patients in a routine level of care.

Other

As of March 31, 2016, we operated seventeen urgent care clinics in Colorado and Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of March 31, 2016, we held majority membership interests in our mobile ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies Update

There have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.
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

•
Accountable Care Organizations and Reimbursement Reform. A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization (ACO) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS is implementing demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 was reached in January 2016. Providers who respond successfully to these trends are able to deliver quality care at lower cost are likely to benefit financially.

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

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS will incorporate all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings.
On February 2, 2016, CMS issued its final rule concerning face-to-face requirements for Medicaid home health services. Under the rule, the Medicaid home health service definition was revised consistent with applicable sections of the PPACA and H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015 (MACRA). The rule also requires that for the initial ordering of home health services, the physician must document that a face-to-face encounter that is related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule also requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician provider (NPP) must document that a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment occurred no more than six months prior to the start of services.
On November 16, 2015, CMS issued the final rule for a new mandatory Comprehensive Care for Joint Replacement (CJR) model focusing on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place is accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital either earns a financial reward or is required to repay Medicare for a portion of the costs. This payment is intended to give hospitals an incentive to work with physicians, home health agencies and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This model initially covers 67 geographic areas throughout the country and most hospitals in those regions are required to participate.  Following the implementation of the CJR program on April 1, 2016, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program.
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

Skilled Nursing

CMS Payment Rules. On April 21, 2016, CMS issued a proposed rule outlining fiscal year 2016 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the proposed rule continue to shift Medicare payments from volume to value. CMS estimates that aggregate payments to skilled nursing facilities will increase by 2.1% for fiscal year 2017. This estimate increase reflected a 2.6% market basket increase, reduced by a 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This proposed rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.

On July 30, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by 1.2% for fiscal year 2016. This estimate increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% MFP adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

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

Pursuant to the rule, CMS is also implementing a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified home health agencies (HHAs) in selected states will be required to participate. The model would apply a payment reduction or increase to current Medicare-certified HHA payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 3.0% in the first payment adjustment year, 5.0% in the second payment adjustment year, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. CMS estimates that implementing a home health value-based model will result in a 1.4% decrease in Medicare payments to home health agencies across the industry.

Lastly, CMS implemented a standardized cross-setting measure for calendar year 2016. The Home Health Conditions of Participation (CoPs) require home health agencies to submit OASIS assessments as a condition of payment and also for quality measurement purposes. Home health agencies that do not submit quality measure data to CMS will see a 2.0% reduction in their annual home health payment update percentage. Under the rule, all home health agencies are required to submit both admission and discharge OASIS assessments for a minimum of 70.0% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. The rule will incrementally increase this compliance threshold by 10.0% in each of the subsequent periods (July 1, 2016 and July 1, 2017) to reach 90.0%.

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

Hospice

On April 21, 2016, CMS issued a proposed rule that would update the payment rates, wage index and cap amount for hospices serving Medicare beneficiaries for fiscal year 2017. Under the proposed rule, hospices will see an estimated 2.0% increase in their payments effective October 1, 2016.  The hospice payment increase would be the net result of 2.8% inpatient hospital market basket update, reduced by a 0.5% productivity adjustment and by a 0.3% adjustment set by the Affordable Care Act.  The hospice cap amount for fiscal year 2017 will be increased by 2% to $28,377.17, which is equal to the 2016 cap amount ($27,820.75)

updated by the FY 2017 hospice payment update percentage of 2.0%. In addition, this rule would propose changes to the hospice quality reporting program, including proposing new quality measures.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2015 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,960 in 2016 compared to $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,960 in 2016 compared to $1,960 in 2015. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

An “exceptions process” to the therapy caps exists; however, manual policies relevant to the exceptions process apply only when exceptions to the therapy caps are in effect. The therapy exception process, which under previous legislation was due to expire, was extended and the expected SGR of 21% to the Physician Fee Screen for outpatient therapy services was repealed through the MACRA. Under the legislation, the therapy cap exception extends through December 31, 2017. The application of the therapy caps, and related provisions, to outpatient hospitals is also extended until January 1, 2018.

A manual medical review process, as part of the therapy exceptions process, applies to therapy claims when a beneficiary’s incurred expenses exceed a threshold amount of $3,700 annually. Specifically, combined PT and SLP services that exceed $3,700 are subject to manual medical review, as well as OT services that exceed $3,700. A beneficiary’s incurred expenses apply towards the manual medical review thresholds in the same manner as it applies to the therapy caps. Manual medical review was in effect through a post-payment review system until March 31, 2015. On February 9, 2016, MACRA modified the requirement for manual medical review for services over the $3,700 therapy thresholds to eliminate the requirement for manual medical review of all claims exceeding the thresholds and instead allows a targeted review process.
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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Expenses:
Cost of services (exclusive of losses related to operational closure, rent, general and administrative expense and depreciation and amortization shown separately below)	79.9	78.8
Losses related to operational closure	2.1	—
Rent—cost of services	7.0	6.2
General and administrative expense	4.5	4.7
Depreciation and amortization	2.2	2.1
Total expenses	95.7	91.8
Income from operations	4.3	8.2
Other income (expense):
Interest expense	(0.4)	(0.2)
Interest income	0.1	—
Other expense, net	(0.3)	(0.2)
Income before provision for income taxes	4.0	8.0
Provision for income taxes	1.5	3.1
Net income	2.5	4.9
Less: net income (loss) attributable to the noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	2.5%	4.9%

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$24,495	$31,773
Adjusted EBITDA(1)(2)	37,574	32,407
EBITDAR(1)	51,486	50,739
Adjusted EBITDAR(1)(2)	62,625	50,884
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder;

•	acquisition-related costs;

•	stock-based compensation expense;

•	costs incurred for facilities currently being constructed and other start-up operations;

•	costs incurred related to new systems implementation;

•	professional service fees including costs incurred to recognize income tax credits;

•	results at one closed facility, including continued obligation under the lease and related closing expenses; and

•	rent related to our urgent care centers, facilities currently being constructed and other start-up operations.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Consolidated statements of income data:
Net income	$9,290	$15,088
Less: net income (loss) attributable to noncontrolling interests	118	(82)
Interest expense, net	1,136	501
Provision for income taxes	5,889	9,585
Depreciation and amortization	8,298	6,517
EBITDA	$24,495	$31,773
Facility rent—cost of services	26,991	18,966
EBITDAR	$51,486	$50,739

EBITDA	$24,495	$31,773
Urgent care center earnings(a)	(1,057)	(940)
Breakup fee, net of costs, received in connection with a public auction(b)	—	(1,019)
Acquisition related costs(c)	145	152
Stock-based compensation expense(d)	1,885	1,493
Costs incurred for facilities currently being constructed and other start-up operations(e)	1,363	146
Costs incurred related to new systems implementation(f)	678	287
Professional service fees(g)	—	26
Results at closed facility, including continued obligations and closing expenses(h)	8,125	—
Rent related to items(a),(e) and (h) above	1,940	489
Adjusted EBITDA	$37,574	$32,407
Facility rent—cost of services	26,991	18,966
Less: rent related to items(a),(e) and (h) above	(1,940)	(489)
Adjusted EBITDAR	$62,625	$50,884
_______________________
(a) Operating results at urgent care centers. This amount excluded rent, depreciation and interest of $0.8 million for the three months ended March 31, 2016 and 2015. The results also excluded the net loss attributable to the variable interest entity associated with our urgent care business.

(b)	Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.
(c) Costs incurred to acquire an operation which are not capitalizable.

(d)	Stock-based compensation expense incurred during the three months ended March 31, 2016 and 2015.

(e)	Costs incurred for facilities currently being constructed and other start-up operations. This amount excluded rent, depreciation and interest of $1.4 million for the three months ended March 31, 2016.

(f)	Costs incurred related to new systems implementation.

(g)	Professional service fees include costs incurred to recognize income tax credits which contributed to a decrease in effective tax rate.

(h)
Results at closed facility during three months ended March 31, 2016, including fair value of continued obligation under lease agreement and related closing expenses of $7.9 million and operating loss of $0.2 million. This amount excluded rent, depreciation and interest of $0.1 million.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

	Three Months Ended March 31,
	2016		2015
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$315,212	82.3%	$264,471	86.3%
Assisted and independent living facilities	30,171	7.9	14,303	4.6
Total TSA services	345,383	90.2	278,774	90.9
Home health and hospice services:
Home health	13,908	3.6	10,363	3.4
Hospice	12,758	3.3	7,952	2.6
Total home health and hospice services	26,666	6.9	18,315	6.0
All other (1)	11,185	2.9	9,440	3.1
Total revenue	$383,234	100.0%	$306,529	100.0%
(1) Includes revenue from services provided at our urgent care clinics and other ancillary operations.

Consolidated revenue increased $76.7 million, or 25.0%, compared to the same quarter in the prior year. TSA services revenue increased by $66.6 million, or 23.9%, mainly attributable to the increase in patient days, revenue per patient day skilled mix and the impacts of acquisitions. Home health and hospice services revenue increased by $8.4 million, or 45.6%, mainly due to an increase in volume in existing agencies, revenue per episode and census combined with acquisitions. Revenue from acquisitions increased consolidated revenue by $62.6 million in the first quarter of 2016 when comparing to the same quarter of 2015.

TSA Services

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$315,212	$264,471	$50,741	19.2%
Assisted and independent living revenue	30,171	14,303	15,868	110.9%
Total TSA services revenue	$345,383	$278,774	$66,609	23.9%
Number of facilities at period end	186	143	43	30.1%
Actual patient days	1,376,879	1,077,238	299,641	27.8%
Occupancy percentage — Operational beds	77.1%	78.8%		(1.7)%
Skilled mix by nursing days	32.5%	30.3%		2.2%
Skilled mix by nursing revenue	54.6%	52.9%		1.7%

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$223,757	$215,556	$8,201	3.8%
Assisted and independent living revenue	9,107	9,063	44	0.5%
Total TSA services revenue	$232,864	$224,619	$8,245	3.7%
Number of facilities at period end	106	106	—	—%
Actual patient days	856,247	845,502	10,745	1.3%
Occupancy percentage — Operational beds	80.1%	80.5%		(0.4)%
Skilled mix by nursing days	31.3%	30.6%		0.7%
Skilled mix by nursing revenue	53.6%	53.3%		0.3%

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$43,938	$40,571	$3,367	8.3%
Assisted and independent living revenue	4,588	4,367	221	5.1%
Total TSA services revenue	$48,526	$44,938	$3,588	8.0%
Number of facilities at period end	29	29	—	—%
Actual patient days	188,249	181,847	6,402	3.5%
Occupancy percentage — Operational beds	74.1%	71.8%		2.3%
Skilled mix by nursing days	34.9%	31.1%		3.8%
Skilled mix by nursing revenue	56.8%	53.8%		3.0%

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$46,897	$6,447	$40,450	NM
Assisted and independent living revenue	16,476	873	15,603	NM
Total TSA services revenue	$63,373	$7,320	$56,053	NM
Number of facilities at period end	51	7	44	NM
Actual patient days	329,138	40,696	288,442	NM
Occupancy percentage — Operational beds	71.8%	77.6%		NM
Skilled mix by nursing days	36.7%	20.8%		NM
Skilled mix by nursing revenue	57.8%	39.8%		NM

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Facility Closed(4):
Skilled nursing revenue	$620	$1,897	$(1,277)	NM
Assisted and independent living revenue	—	—	—	NM
Total TSA services revenue	$620	$1,897	$(1,277)	NM
Actual patient days	3,245	9,193	(5,948)	NM
Occupancy percentage — Operational beds	70.7%	74.6%		NM
Skilled mix by nursing days	9.6%	15.4%		NM
Skilled mix by nursing revenue	14.0%	36.0%		NM
__________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2013.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2013 to December 31, 2014.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2015.

(4)
Facility Closed represent the result of one facility closed during the three months ended March 31, 2016. These results were excluded from Same Facility results for three months ended March 31, 2016 and 2015 for comparison purposes.

TSA services revenue increased $66.6 million, or 23.9%, compared to the same quarter in the prior year. Of the $66.6 million increase, Medicare and managed care revenue increased $26.4 million, or 21.0%, Medicaid custodial revenue increased $15.3 million, or 15.3%, private and other revenue increased $18.8 million, or 49.8%, and Medicaid skilled revenue increased $6.1 million, or 39.4%.

TSA services revenue generated by Same Facilities increased $8.2 million, or 3.7%, compared to the same quarter in the prior year. This increase reflects the following:

•	Managed care revenue increased by $6.7 million, or 20.6%, which was driven by a 15.7% increase in managed care days as well as a 2.4% increase in managed care revenue per patient day.

•
Medicaid revenue, including medicaid skilled revenue) increased by $5.0 million, or 5.3%, which was driven by a 2.9% increase in Medicaid days, as well as a 1.4% increase in Medicaid revenue per patient day.

•	Medicare revenue decreased by $4.0 million, or 5.8%, which was driven by a 10.0% decrease in Medicare days offset by a 2.2% increase in Medicare revenue per patient day.

TSA services revenue generated by Transitioning Facilities increased $3.6 million, or 8.0%, compared to the same quarter in the prior year. This increase is due to increases in total patient days and revenue per patient day of 3.5% and 4.9%, respectively.
TSA services revenue generated by Recently Acquired Facilities increased by approximately $56.1 million compared to the same quarter in the prior year, which was driven by an increase by patient days due to newly acquired facilities. Since January 1, 2015, we have acquired 51 facilities in ten states.
Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. In the future, if we acquire additional facilities into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio. Included in our metrics at Recently Acquired Facilities are facilities we acquired that are matured and have higher occupancy rates, higher skilled mix days and skilled mix revenue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Skilled Nursing Average Daily Revenue Rates:
Medicare	$578.81	$566.27	$557.05	$557.14	$488.89	$447.71	$558.04	$561.71
Managed care	421.54	411.53	465.94	464.09	410.77	370.04	427.87	422.79
Other skilled	466.22	479.49	349.83	325.21	394.25	672.04	438.70	464.13
Total skilled revenue	500.30	501.46	478.46	484.83	449.86	464.48	488.13	497.92
Medicaid	196.98	194.31	188.19	183.51	187.25	182.39	194.12	191.69
Private and other payors	199.63	190.40	234.49	210.98	208.45	186.80	206.05	193.42
Total skilled nursing revenue	292.15	287.85	294.41	280.61	285.97	242.06	291.17	$284.54

Medicare daily rates at Same Facilities increased by 2.2% compared to the same quarter in the prior year. The increase was impacted by a 1.2% net market basket increase, which went into effect in October 2015, compared to a net market basket increase of 2.0%, which went into effect in October 2014. The increase in Medicare daily rates also was impacted by the continuous shift towards higher acuity patients. In addition, the average Medicaid rates increased 1.3% primarily due to increases in rates in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Revenue:
Medicare	28.3%	31.5%	22.7%	23.1%	32.9%	24.8%	28.2%	30.0%
Managed care	17.4	15.1	27.4	27.0	19.3	6.6	19.1	16.6
Other skilled	7.9	6.7	6.7	3.7	5.6	8.4	7.3	6.3
Skilled mix	53.6	53.3	56.8	53.8	57.8	39.8	54.6	52.9
Private and other payors	7.9	8.0	8.3	9.1	7.7	19.5	8.0	8.5
Quality mix	61.5	61.3	65.1	62.9	65.5	59.3	62.6	61.4
Medicaid	38.5	38.7	34.9	37.1	34.5	40.7	37.4	38.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Days:
Medicare	14.2%	16.0%	12.0%	11.6%	19.2%	13.4%	14.7%	15.2%
Managed care	12.0	10.5	17.3	16.3	13.5	4.3	13.0	11.2
Other skilled	5.1	4.1	5.6	3.2	4.0	3.1	4.8	3.9
Skilled mix	31.3	30.6	34.9	31.1	36.7	20.8	32.5	30.3
Private and other payors	11.6	12.1	10.4	12.2	10.6	25.1	11.4	12.5
Quality mix	42.9	42.7	45.3	43.3	47.3	45.9	43.9	42.8
Medicaid	57.1	57.3	54.7	56.7	52.7	54.1	56.1	57.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$13,908	$10,363	$3,545	34.2%
Hospice services	12,758	7,952	4,806	60.4
Total home health and hospice revenue	$26,666	$18,315	$8,351	45.6%
Home health services:
Medicare Episodic Admissions	2,157	1,384	773	55.9%
Average Medicare Revenue per Completed Episode	$2,923	$2,861	$62	2.2%
Hospice services:
Average Daily Census	843	536	307	57.3%
Home health and hospice revenue increased $8.4 million, or 45.6%, compared to the same quarter in the prior year. Of the $8.4 million increase, Medicare and managed care revenue increased $7.8 million, or 52.1%. The increase in revenue is primarily due to the increase in volume, census and revenue per episode in existing agencies, coupled with the addition of eight home health, hospice and home care operations in five states between January 1, 2015 and March 31, 2016.

Cost of Services (exclusive of losses related to operational closure, rent and depreciation and amortization shown separately)

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016				2015
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$274,303	$22,843	$9,162	$306,308	$218,363	$15,161	$7,932	$241,456

Consolidated cost of services increased $64.9 million, or 26.9%, compared to the same quarter in the prior year primarily due to acquisitions for all segments, including the All Other category. Cost of services for all acquisitions accounted for 18.1% of consolidated costs of services during the first quarter of 2015 compared to 2.7% in the same period in 2015.

TSA Services

	Three Months Ended March 31,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$274,303	$218,363	$55,940	25.6%
Revenue percentage	79.4%	78.3%		1.1%

Cost of services related to our TSA services segment increased $55.9 million, or 25.6%, compared to the same quarter in the prior year due to additional costs at Recently Acquired Facilities of $44.0 million and organic operational growth. Cost of service increased as a percentage of revenue to 79.4%. The main component of the increase is due to start-up costs related newly constructed post-acute care campuses and increase in insurance expenses.

Home Health and Hospice Services

	Three Months Ended March 31,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$22,843	$15,161	$7,682	50.7%
Revenue percentage	85.7%	82.8%		2.9%

Cost of services related to our home health and hospice services segment increased $7.7 million, or 50.7%, compared to the same quarter in the prior year due to additional costs at agencies acquired during 2016 of $4.1 million and organic operational growth. Cost of services as a percentage of total revenue increased by 2.9% primarily due to costs related to start-up and transitioning operations. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies.

Rent — Cost of Services. Rent — cost of services increased $8.0 million, or 42.3%, to $27.0 million. Rent - cost of service as a percentage of total revenue increased by 0.8% to 7.0%. The additional increase in rent was primarily due to new leases for newly opened and acquired operations.

Losses on operational closure - We recorded charges of $7.9 million related to the close of one facility in February 2016, which represents the present value of rental payments of $6.5 million related to continued obligation under the lease and related closing expenses. These charges did not occurred in 2015.

General and Administrative Expense. General and administrative expense increased $3.0 million, or 20.6%, to $17.4 million. The increase was primarily due to the operational growth during 2016 and the addition of resources in our post acute continuum team working on bundled payments, value-based programs for care improvement initiatives, managed care providers and other initiatives. In addition, general and administrative expense decreased slightly as a percentage of revenue by 0.2% to 4.5%.
Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 27.3%, to $8.3 million. Depreciation and amortization expense increased slightly as a percentage of total revenue by 0.1% to 2.2%. This increase was primarily related to the additional depreciation incurred as a result of our newly acquired and newly built operations of $1.0 million.
Other Expense, net. Other expense, net increased $0.6 million to $1.1 million. Other expense as a percentage of revenue increased slightly by 0.1% to 0.3%. The increase is due the additional borrowings under the Amended Credit Facility.
Provision for Income Taxes.  The provision for income taxes is based upon our projected income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 38.8% for the three months ended March 31, 2016 compared to 38.9% for the same period in 2015. The effective income tax rate in 2016 included charges related to operational closure at one of our operating facilities.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $0.5 million and $38.7 million for the three months ended March 31, 2016 and 2015, respectively. Total capital expenditures for property and equipment were $18.2 million and $12.7 million for the three months ended March 31, 2016 and 2015, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2016.

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

Our cash and cash equivalents as of March 31, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2016, we held debt security investments of approximately $33.0 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$12,695	$5,860
Net cash used in investing activities	(20,104)	(36,455)
Net cash provided by financing activities	17,210	42,796
Net increase in cash and cash equivalents	9,801	12,201
Cash and cash equivalents at beginning of period	41,569	50,408
Cash and cash equivalents at end of period	$51,370	$62,609
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net cash provided by operating activities for the three months ended March 31, 2016 increased by $6.8 million. The increase was primarily due to the the changes in accounts receivable collections due to acquisitions which resulted in delayed timing of the receipt of payments for services provided to patients due to federal and state processing of licensure and improved operating results in 2016, excluding non-cash charges of related to the closing of an operation, offset by the timing of payments of the other operating assets and liabilities such as payment of accounts payable and other accrued expenses.
Net cash used in investing activities in the first quarter of 2016 decreased by $16.4 million. The decrease was due to the decrease in cash paid for business acquisitions, net of escrow deposits, of $21.6 million, offset by the increase in capital expenditures of $5.5 million. The increase in capital expenditures in 2016 resulted from our continued investments to constructing new facilities in existing and new markets and expanding and renovating our existing operations.
Net cash provided by financing activities decreased by $25.6 million. This decrease was primarily due to included in 2015 was the net proceeds received from the common stock offering that did not occur in 2016 offset by the repurchases of common stocks of $30.0 million during the three months ended March 31, 2016 that did not occur in 2015.
Principal Debt Obligations and Capital Expenditures

Amended Credit Facility with a Lending Consortium Arranged by SunTrust (the Amended Credit Facility)
In February 2016, we amended our existing revolving credit facility with a lending consortium arranged by SunTrust to increase our aggregate principal amount available to $250.0 million (the Amended Credit Facility). Under the Amended Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150.0 million. The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the Amended Credit Facility that will range from 0.3% to 0.5% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and our subsidiaries. Loans made under the Amended Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Amended Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Amended Credit Facility. We are permitted to prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of March 31, 2016, our operating subsidiaries had $131.8 million outstanding under the Amended Credit Facility.

The Amended Credit Facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Amended Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated

Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2016, we were in compliance with all loan covenants.

As of May 9, 2016, there was approximately $196,750 outstanding under the Amended Credit Facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of March 31, 2016, our operating subsidiaries had $14.5 million outstanding under the mortgage loans and note, of which $0.6 million is classified as short-term and the remaining $13.9 million is classified as long-term.
Contractual Obligations, Commitments and Contingencies
We lease from CareTrust real property associated with 93 affiliated skilled nursing, assisted living and independent living facilities used in our operations under the Master Leases as a result of the Spin-Off. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.0 million for the three months ended March 31, 2016 and 2015.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of March 31, 2016, we were in compliance with the Master Leases' covenants.
During the three months ended March 31, 2016, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016 or expected to be paid in future periods and will have no material impact on our lease coverage ratios under the Master Leases.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of the each lease is 15 years with two five year renewal options. The rent structure under the Healthcare Resorts Lease is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $27.1 million and $19.1 million in 2016 and 2015, respectively.
Inclusive of the sixteen facilities expansion subsequent to March 31, 2016 that are under a master lease agreement, thirty-eight of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of March 31, 2016.
Internal Revenue Service Examination
We are not currently under examination by any major income tax jurisdiction. See Note 15, Income Taxes in Notes to Condensed Consolidated Financial Statements.
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

In October 2013, we and the government executed a final settlement agreement in accordance with the April agreement and we remitted full payment of $48.0 million. In addition, we executed a five-year corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.
See additional description of our contingencies in Notes 16, Debt, 18, Leases and 19, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

In April 2016, the FASB issued its standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual periods beginning after December 15, 2016, which will be our fiscal year 2017, with early adoption permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued its standard to amend the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard, which includes accounting implication related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. The guidance has the same effective date as the new revenue standard and we are required to adopt the guidance by using the same transition method we would use to adopt the new revenue standard. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be our fiscal year 2019, with early adoption permitted. The adoption of this standard is expected to have a material impact on our financial position. We are currently assessing the material impact of adopting the guidance on our consolidated financial statements.

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (i) require equity investments to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values, (iii) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (iv) require separate presentation of financial assets and financial liabilities by measurement category. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2017, which will be our fiscal year 2018, with early adoption not permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had approximately $1.9 million on the Amended Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. The Amended Credit Facility exposes us to variability in interest payments due to changes in LIBOR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.

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
At March 31, 2016, our subsidiaries had $131.8 million outstanding under the Amended Credit Facility. No principal repayments are required under the Amended Credit Facility prior to maturity and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under the Amended Credit Facility bear interest, at our option, equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the Amended Credit Facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the Amended Credit Facility. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
Our cash and cash equivalents as of March 31, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2016, we held debt security investments of approximately $33.0 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2016 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, for more information regarding our legal proceedings, please see Note 19, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

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

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 36.4% and 38.2% of our revenue from the Medicaid program for the three months ended March 31, 2016 and 2015, respectively. We derived 28.8% and 30.8% of our revenue from the Medicare program for the three months ended March 31, 2016 and 2015, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On February 2, 2016, CMS issued its final rule concerning face-to-face requirements for Medicaid home health services. Under the rule, the Medicaid home health service definition was revised consistent with applicable sections of the PPACA and H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015 (MACRA). The rule also requires that for the initial ordering of home health services, the physician must document that a face-to-face encounter that is related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule also requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician provider (NPP) must document that a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment occurred no more than 6 months prior to the start of services.
On November 16, 2015, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new mandatory Comprehensive Care for Joint Replacement (CJR) model focusing on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place is accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital either earns a financial reward or is required to repay Medicare for a portion of the costs. This payment is intended to give hospitals an incentive to work with physicians, home health agencies and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This model initially covers 67 geographic areas throughout the country and most hospitals in those regions are required to participate.  Following the implementation of the CJR program on April 1, 2016, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program.

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
On April 21, 2016, CMS issued a proposed rule outlining fiscal year 2016 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the proposed rule continue to shift Medicare payments from volume to value. CMS estimates that aggregate payments to skilled nursing facilities will increase by 2.1% for fiscal year 2017. This estimate increase reflected a 2.6% market basket increase, reduced by a 0.5% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This proposed rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.

On July 30, 2015, CMS published its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by 1.2% for fiscal year 2016. This estimate increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% MFP adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

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

Pursuant to the rule, CMS is also implementing a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified home health agencies (HHAs) in selected states will be required to participate. The model would apply a payment reduction or increase to current Medicare-certified HHA payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments would be applied on an annual basis, beginning at 3.0% in the first payment adjustment year, 5.0% in the second payment adjustment year, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. CMS estimates that implementing a home health value-based model will result in a 1.4% decrease in Medicare payments to home health agencies across the industry.

Lastly, CMS implemented a standardized cross-setting measure for calendar year 2016. The Home Health Conditions of Participation (CoPs) require home health agencies to submit OASIS assessments as a condition of payment and also for quality measurement purposes. Home health agencies that do not submit quality measure data to CMS will see a 2.0% reduction in their annual home health payment update percentage. Under the rule, all home health agencies are required to submit both admission and discharge OASIS assessments for a minimum of 70.0% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. The rule will incrementally increase this compliance threshold by 10.0% in each of the subsequent periods (July 1, 2016 and July 1, 2017) to reach 90.0%.

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

On April 21, 2016, CMS issued a proposed rule that would update the payment rates, wage index and cap amount for hospices serving Medicare beneficiaries for fiscal year 2017. Under the proposed rule, hospices will see an estimated 2.0% increase in their payments effective October 1, 2016.  The hospice payment increase would be the net result of 2.8% inpatient hospital market basket update, reduced by a 0.5% productivity adjustment and by a 0.3% adjustment set by the Affordable Care Act.  The hospice cap amount for fiscal year 2017 will be increased by 2% to $28,377.17, which is equal to the 2016 cap amount ($27,820.75) updated by the FY 2017 hospice payment update percentage of 2.0%. In addition, this rule would propose changes to the hospice quality reporting program, including proposing new quality measures.

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

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS will incorporate all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings.

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

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operating subsidiaries are currently on prepayment review, although some may be placed on prepayment review in the future. As of March 31, 2016, we have seven operating subsidiaries that are currently under probe review.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, including the Protecting Access to Medicare Act of 2014. All beneficiaries began a new cap year on January 1, 2015 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,960 in 2016 compared to $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,960 in 2016 compared to $1,960 in

2015. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the three months ended March 31, 2016, we recorded $0.2 million of hospice cap expense.

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for known retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. The PPACA supplements FERA by imposing an affirmative obligation on health care providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. On August 3, 2015, the U.S. District Court for the Southern District of New York held that the 60 day clock following “identification” of an overpayment begins to run when a provider is put on notice of a potential overpayment, rather than the moment when an overpayment is conclusively ascertained. On February 12, 2016, CMS published a final rule with respect to Medicare Parts A and B clarifying that providers have an obligation to proactively exercise “reasonable diligence,” and that the 60 day clock begins to run after the reasonable diligence period has concluded, which may take at most 6 months from the from receipt of credible information, absent extraordinary circumstances. Retention of any overpayment beyond this period may result in FCA liability. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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

In March 2016, the OIG released a report entitled “Hospices Inappropriately Billed Medicare Over $250 Million for General Inpatient Care.” The report analyzed the results of a medical record review of 2012 hospice general inpatient care stays to estimate the percentage of such stays that were billed inappropriately, and found that hospices billed one-third of general inpatient stays inappropriately, costing Medicare $268 million in 2012. Consequently, the OIG recommended, and CMS concurred with such recommendations, that CMS (1) increase its oversight of hospice general inpatient stay claims and review Part D payments for drugs for hospice beneficiaries; (2) ensure that a physician is involved in the decision to use general inpatient care; (3) conduct prepayment reviews for lengthy general inpatient care stays; (4) increase surveyor efforts to ensure that hospices meet care planning requirements; (5) establish additional enforcement remedies for poor hospice performance; and (6) follow up on inappropriate general inpatient care stays.

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

In August 2012, the OIG released a report entitled “Inappropriate and Questionable Billing for Medicare Home Health Agencies.” The report analyzed data from home health, inpatient hospital, and skilled nursing facilities claims from 2010 to identify inappropriate home health payments. The report found that in 2010, Medicare made overpayments largely in connection with three specific errors: overlapping with claims for inpatient hospital stays, overlapping with claims for skilled nursing facility stays, or billing for services on dates after beneficiaries’ deaths. The report also concluded that home health agencies with questionable billing were located mostly in Texas, Florida, California, and Michigan. The report recommended that CMS implement claims processing edits or improve existing edits to prevent inappropriate payments for the three specific errors referenced above, increase monitoring of billing for home health services, enforce and consider lowering the ten percent cap on the total outlier payments a home health agency may receive annually, consider imposing a temporary moratorium on new home health agency enrollments in Florida and Texas, and take appropriate action regarding the inappropriate payments identified and home health agencies with questionable billing. CMS concurred with all five recommendations. Moratoria were subsequently put in place, and effective January 29, 2016, moratoria on new home health agencies and home health agency sub-units were extended for an additional six months in various counties in Florida, Michigan, Texas and Illinois. Additionally, following recommendations made by the OIG in an April 2014 report entitled “Limited Compliance with Medicare’s Home Health Face-to-Face Documentation Requirements,” CMS committed to implement a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2016, 65.2% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been an increase in the number of wage and hour class action claims filed in several of the jurisdictions where we are present. Allegations typically include claimed failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows.

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

During the three months ended March 31, 2016, we continued to expand our operations with the addition of one newly constructed post-acute care campus, one home health and one hospice agencies with a total of 70 operational skilled nursing beds and 30 operational assisted living units. During the year ended December 31, 2015, we expanded our operations with the addition of 50 stand-alone skilled nursing and assisted living operations, seven home health, hospice and home care operations and three urgent care centers with a total of 2,580 operational skilled nursing beds and 2,391 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

In December 2008, CMS introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-

Star Quality Rating. The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date. If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since approximately 26% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

In addition, our affiliated facilities in Iowa, Nebraska, Kansas, South Carolina, Washington and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our affiliated facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our affiliated facilities, and the availability of employees to provide services at our affiliated facilities. If the delivery of goods or the ability of employees to reach our affiliated facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our affiliated facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our affiliated facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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
As of March 31, 2016, we leased 154 of our 186 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium arranged by SunTrust which we amended to increase the aggregate principal amount available to $250.0 million. As of March 31, 2016, our operating subsidiaries had $131.8 million outstanding under the Amended Credit Facility. We also had other outstanding indebtedness of approximately $14.5 million as of March 31, 2016 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In addition, we had $2.1 billion of future operating lease obligations as of March 31, 2016. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

In February 2015, we completed a common stock offering, issuing approximately 5.5 million shares at approximately $20.50 per share to pay off outstanding amounts under our credit facility.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended March 31, 2016 is as follows (dollars in thousands, except per share amounts:

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2016 (2)	580,671	$21.19	580,671	$0.3
February 1 - February 29, 2016 (2)	491,514	19.99	491,514	5.4
March 1 - March 31, 2016 (2)	379,710	21.41	379,710	—
(1) On November 4, 2015 and February 9, 2016, we announced that our Board of Directors authorized two stock repurchase programs, under which we may repurchase up to $15.0 million of our common stock under each program for a period of 12 months. Under these programs, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. As of March 31, 2016, the Company repurchased $30.0 million of shares under the two programs. There has been no termination or expiration of the plan since the initial date of approval.

(2)	These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on November 3, 2015 and February 10, 2016.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information
None.

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit	Description
10.1
Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 8, 2016)

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

THE ENSIGN GROUP, INC.

May 10, 2016	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

10.1
Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 8, 2016)

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