Form 10-Q
period 2016-06-30
ENSIGN GROUP, INC
filed 2016-08-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016.

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 28, 2016, 50,481,330 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$33,519	$41,569
Accounts receivable—less allowance for doubtful accounts of $33,654 and $30,308 at June 30, 2016 and December 31, 2015, respectively	226,623	209,026
Investments—current	3,503	2,004
Prepaid income taxes	7,873	8,141
Prepaid expenses and other current assets	16,496	18,827
Total current assets	288,014	279,567
Property and equipment, net	347,203	299,633
Insurance subsidiary deposits and investments	31,018	32,713
Escrow deposits	6,704	400
Deferred tax asset	20,823	20,852
Restricted and other assets	12,507	9,631
Intangible assets, net	44,910	45,431
Goodwill	69,650	40,886
Other indefinite-lived intangibles	19,246	18,646
Total assets	$840,075	$747,759
Liabilities and equity
Current liabilities:
Accounts payable	$38,085	$36,029
Accrued wages and related liabilities	72,019	78,890
Accrued self-insurance liabilities—current	20,829	18,122
Other accrued liabilities	47,353	46,205
Current maturities of long-term debt	634	620
Total current liabilities	178,920	179,866
Long-term debt—less current maturities	183,722	99,051
Accrued self-insurance liabilities—less current portion	43,365	37,881
Deferred rent and other long-term liabilities	9,975	3,976
Total liabilities	415,982	320,774

Commitments and contingencies (Notes 16, 18 and 19)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 52,366 and 50,403 shares issued and outstanding at June 30, 2016, respectively, and 51,918 and 51,370 shares issued and outstanding at December 31, 2015, respectively (Note 3)	52	51
Additional paid-in capital (Note 3)	244,755	235,076
Retained earnings	209,778	193,420
Common stock in treasury, at cost, 1,527 and 123 shares at June 30, 2016 and December 31, 2015, respectively (Note 3)	(31,131)	(1,223)
Total Ensign Group, Inc. stockholders' equity	423,454	427,324
Non-controlling interest	639	(339)
Total equity	424,093	426,985
Total liabilities and equity	$840,075	$747,759
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$410,517	$311,056	$793,750	$617,585
Expense:
Cost of services	330,538	248,292	636,846	489,748
Losses related to operational closure (Note 18)	—	—	7,935	—
Rent—cost of services (Note 18)	30,741	19,066	57,732	38,031
General and administrative expense	19,657	15,335	37,045	29,751
Depreciation and amortization	9,772	6,379	18,069	12,896
Total expenses	390,708	289,072	757,627	570,426
Income from operations	19,809	21,984	36,123	47,159
Other income (expense):
Interest expense	(1,446)	(567)	(2,816)	(1,233)
Interest income	278	195	513	361
Other expense, net	(1,168)	(372)	(2,303)	(872)
Income before provision for income taxes	18,641	21,612	33,820	46,287
Provision for income taxes	7,278	8,379	13,167	17,964
Net income	11,363	13,233	20,653	28,323
Less: net income (loss) attributable to noncontrolling interests	37	45	155	(37)
Net income attributable to The Ensign Group, Inc.	$11,326	$13,188	$20,498	$28,360
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.23	$0.26	$0.41	$0.57
Diluted	$0.22	$0.25	$0.39	$0.55
Weighted average common shares outstanding:
Basic	50,274	50,949	50,476	49,391
Diluted	51,931	52,866	52,134	51,272

Dividends per share	$0.0400	$0.0375	$0.0800	$0.0750

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$20,653	$28,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,069	12,896
Amortization of deferred financing fees	313	296
Fixed assets impairment	137	—
Write-off of deferred financing fee	197	—
Deferred income taxes	3	16
Provision for doubtful accounts	12,081	8,468
Share-based compensation	4,665	3,226
Excess tax benefit from share-based compensation	(1,534)	(1,900)
Change in operating assets and liabilities
Accounts receivable	(29,295)	(49,735)
Prepaid income taxes	268	(1,728)
Prepaid expenses and other assets	2,337	(3,909)
Insurance subsidiary deposits and investments	196	(676)
Losses related to operational closure (Note 18)	7,558	—
Accounts payable	545	(654)
Accrued wages and related liabilities	(6,871)	1,770
Income taxes payable	(195)	—
Other accrued liabilities	760	7,991
Accrued self-insurance liabilities	6,814	2,301
Deferred rent liability	127	123
Net cash provided by operating activities	36,828	6,808
Cash flows from investing activities:
Purchase of property and equipment	(36,443)	(28,774)
Cash payment for business acquisitions	(56,081)	(61,007)
Cash payment for asset acquisitions	(777)	(15,853)
Escrow deposits	(6,704)	(3,344)
Escrow deposits used to fund business acquisitions	400	16,153
Use of restricted cash	—	3,601
Cash proceeds from the sale of property and equipment and insurance proceeds	371	—
Restricted and other assets	(623)	(203)
Net cash used in investing activities	(99,857)	(89,427)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 16)	332,000	129,000
Payments on revolving credit facility and other debt (Note 16 and Note 3)	(247,316)	(154,118)
Proceeds from common stock offering (Note 3)	—	112,078
Issuance costs in connection with common stock offering (Note 3)	—	(5,751)
Issuance of treasury stock upon exercise of options	92	16
Issuance of common stock upon exercise of options	4,124	3,344
Repurchase of shares of common stock (Note 3)	(30,000)	—
Dividends paid	(4,097)	(3,629)
Excess tax benefit from share-based compensation	1,561	1,906
Payments of deferred financing costs	(1,385)	—
Net cash provided by financing activities	54,979	82,846
Net (decrease) increase in cash and cash equivalents	(8,050)	227
Cash and cash equivalents beginning of period	41,569	50,408
Cash and cash equivalents end of period	$33,519	$50,635
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,699	$1,280
Income taxes	$11,552	$17,766
Non-cash financing and investing activity:
Accrued capital expenditures	$5,682	$4,244
Refundable deposits assumed as part of business acquisition	$—	$3,488
Debt assumed as part of asset acquisition	$—	$6,248

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum as well as, urgent care centers and other ancillary businesses. As of June 30, 2016, the Company operated 206 facilities, 35 home health, hospice and home care agencies, 17 urgent care centers and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, urgent care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 22,000 operational skilled nursing, assisted living and independent living beds. As of June 30, 2016, the Company owned 34 of its 206 affiliated facilities and leased an additional 172 facilities through long-term lease arrangements, and had options to purchase 23 of those 172 facilities. As of December 31, 2015, the Company owned 32 of its 186 affiliated facilities and leased an additional 154 facilities through long-term lease arrangements, and had options to purchase 20 of those 154 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at June 30, 2016.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 9, 2015, the Company announced a two-for-one stock split of its outstanding shares of common stock. The stock split was effected in the form of a stock dividend, paid on December 23, 2015 to shareholders of record at the close of business on December 17, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All applicable share numbers and per share amounts presented in the notes to condensed consolidated financial statements and the condensed consolidated statements of income have been retroactively adjusted to reflect the stock split. The par value of the Company's common stock remained unchanged at $0.001 per share.

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
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
Revenue from the Medicare and Medicaid programs accounted for 66.4% and 65.8% of the Company's revenue for the three and six months ended June 30, 2016, respectively, and 68.5% and 68.8% for the three and six months ended June 30, 2015, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2016 and 2015.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $137 related to the closure of one

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility during the six months ended June 30, 2016. The Company did not identify any asset impairment during the three months ended June 30, 2016 or during the three and six months ended June 30, 2015.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of favorable leases, lease acquisition costs, patient base, facility trade names and customer relationships. Favorable leases and lease acquisition costs are amortized over the life of the lease of the facility. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at affiliated facilities are amortized over 30 years and customer relationships are amortized over a period of up to 20 years.
The Company's indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
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
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $34,257 and $29,772 as of June 30, 2016 and December 31, 2015, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $19,664 and $18,276 as of June 30, 2016 and December 31, 2015, respectively.
In addition, the Company has recorded an asset and equal liability of $4,258 and $2,881 at June 30, 2016 and December 31, 2015, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $6,015 and $5,074 as of June 30, 2016 and December 31, 2015, respectively.
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

3. COMMON STOCK
Common Stock Repurchase Program

On November 4, 2015 and February 9, 2016, the Company announced that its Board of Directors authorized two stock repurchase programs, under which the Company may repurchase up to $15,000 of its common stock under each program for a period of 12 months. Under these programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2016, the Company repurchased 1,452 shares of its common stock for a total of $30,000 and the repurchase programs expired upon the repurchase of the full authorized amount under the plans. The Company did not have stock repurchase programs in place during the three months ended June 30, 2016 or during the three and six months ended June 30, 2015.

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

As discussed in Note 2, Summary of Significant Accounting Policies, all per share and shares outstanding amounts presented below reflect the two-for-one stock split that was effected in the fourth quarter of 2015.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$11,363	$13,233	$20,653	$28,323
Less: net income (loss) attributable to noncontrolling interests	37	45	155	(37)
Net income attributable to The Ensign Group, Inc.	$11,326	$13,188	$20,498	$28,360

Denominator:
Weighted average shares outstanding for basic net income per share	50,274	50,949	50,476	49,391
Basic net income per common share attributable to The Ensign Group, Inc.	$0.23	$0.26	$0.41	$0.57

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$11,363	$13,233	$20,653	$28,323
Less: net income (loss) attributable to noncontrolling interests	37	45	155	(37)
Net income attributable to The Ensign Group, Inc.	$11,326	$13,188	$20,498	$28,360

Denominator:
Weighted average common shares outstanding	50,274	50,949	50,476	49,391
Plus: incremental shares from assumed conversion (1)	1,657	1,917	1,658	1,881
Adjusted weighted average common shares outstanding	51,931	52,866	52,134	51,272
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.22	$0.25	$0.39	$0.55
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 850 and 774 for the three and six months ended June 30, 2016, respectively, and 213 and 285 for the three and six months ended June 30, 2015, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$33,519	$—	$—	$41,569	$—	$—

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

Debt Security Investments - Held to Maturity

At June 30, 2016 and December 31, 2015, the Company had approximately $34,521 and $34,717, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2016, the debt security investments are held in AA, A and BBB+ rated debt securities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and six months ended June 30, 2016 and 2015 is summarized in the following tables:

	Three Months Ended June 30,
	2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$132,763	32.3%	$100,873	32.4%
Medicare	119,443	29.1	95,396	30.7
Medicaid — skilled	20,661	5.0	16,745	5.4
Total Medicaid and Medicare	272,867	66.4	213,014	68.5
Managed care	65,178	15.9	47,633	15.3
Private and other payors(1)	72,472	17.7	50,409	16.2
Revenue	$410,517	100.0%	$311,056	100.0%
(1) Private and other payors also includes revenue from all payors generated in urgent care centers and other ancillary services.

	Six Months Ended June 30,
	2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$250,338	31.6%	$202,502	32.8%
Medicare	229,721	28.9	189,752	30.7
Medicaid — skilled	42,327	5.3	32,282	5.3
Total Medicaid and Medicare	522,386	65.8	424,536	68.8
Managed care	129,721	16.4	93,963	15.2
Private and other payors(1)	141,643	17.8	99,086	16.0
Revenue	$793,750	100.0%	$617,585	100.0%
(1) Private and other payors also includes revenue from all payors generated in urgent care centers and other ancillary services.

Accounts receivable as of June 30, 2016 and December 31, 2015 is summarized in the following table:

	June 30, 2016	December 31, 2015
Medicaid	$96,999	$90,677
Managed care	63,244	56,411
Medicare	53,707	49,970
Private and other payors	46,327	42,276
	260,277	239,334
Less: allowance for doubtful accounts	(33,654)	(30,308)
Accounts receivable, net	$226,623	$209,026

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

As of June 30, 2016, TSA services included 206 wholly-owned affiliated skilled nursing facilities that provide skilled nursing and rehabilitative care services, as well as wholly-owned affiliated assisted and independent living facilities that provide room and board and social services. Home health, home care and hospice services were provided to patients through the Company's 35 agencies. The Company's urgent care services, which is included in the "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. As of June 30, 2016, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended June 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$130,052	$2,711	$—	$132,763	32.3%
Medicare	99,184	20,259	—	119,443	29.1
Medicaid-skilled	20,661	—	—	20,661	5.0
Subtotal	249,897	22,970	—	272,867	66.4
Managed care	61,121	4,057	—	65,178	15.9
Private and other	60,107	1,466	10,899	72,472	17.7
Total revenue	$371,125	$28,493	$10,899	$410,517	100.0%

	Three Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$98,461	$2,412	$—	$100,873	32.4%
Medicare	81,831	13,565	—	95,396	30.7
Medicaid-skilled	16,745	—	—	16,745	5.4
Subtotal	197,037	15,977	—	213,014	68.5
Managed care	45,241	2,392	—	47,633	15.3
Private and other	39,358	1,575	9,476	50,409	16.2
Total revenue	$281,636	$19,944	$9,476	$311,056	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$245,052	$5,286	$—	$250,338	31.6%
Medicare	190,828	38,893	—	229,721	28.9
Medicaid-skilled	42,327	—	—	42,327	5.3
Subtotal	478,207	44,179	—	522,386	65.8
Managed care	121,660	8,061	—	129,721	16.4
Private and other	116,641	2,919	22,083	141,643	17.8
Total revenue	$716,508	$55,159	$22,083	$793,750	100.0%

	Six Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$198,168	$4,334	$—	$202,502	32.8%
Medicare	163,521	26,231	—	189,752	30.7
Medicaid-skilled	32,282	—	—	32,282	5.3
Subtotal	393,971	30,565	—	424,536	68.8
Managed care	89,348	4,615	—	93,963	15.2
Private and other	77,090	3,080	18,916	99,086	16.0
Total revenue	$560,409	$38,260	$18,916	$617,585	100.0%

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended June 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$371,125	$28,493	$10,899		$410,517
Intersegment revenue (1)	781	—	694	(1,475)	—
Total revenue	$371,906	$28,493	$11,593	$(1,475)	$410,517
Segment income (loss) (2)	$36,098	$4,349	$(20,638)	$—	$19,809
Interest expense, net of interest income					(1,168)
Income before provision for income taxes					$18,641
Depreciation and amortization	$7,775	$229	$1,768	$—	$9,772

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice services. General and administrative expense is included in "All Other" category.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$281,636	$19,944	$9,476		$311,056
Intersegment revenue (1)	573	—	188	(761)	—
Total revenue	$282,209	$19,944	$9,664	$(761)	$311,056
Segment income (loss) (2)	$35,067	$2,996	$(16,079)	$—	$21,984
Interest expense, net of interest income					(372)
Income before provision for income taxes					$21,612
Depreciation and amortization	$4,877	$224	$1,278	$—	$6,379

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice services. General and administrative expense is included in "All Other" category.

	Six Months Ended June 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$716,508	$55,159	$22,083		$793,750
Intersegment revenue (1)	1,491	—	965	(2,456)	—
Total revenue	$717,999	$55,159	$23,048	$(2,456)	$793,750
Segment income (loss) (2)	$66,954	$7,525	$(38,356)	$—	$36,123
Interest expense, net of interest income					(2,303)
Income before provision for income taxes					$33,820
Depreciation and amortization	$14,077	$496	$3,496	$—	$18,069

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice services. General and administrative expense is included in "All Other" category.

	Six Months Ended June 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$560,409	$38,260	$18,916		$617,585
Intersegment revenue (1)	1,047	—	391	(1,438)	—
Total revenue	$561,456	$38,260	$19,307	$(1,438)	$617,585
Segment income (loss) (2)	$72,366	$5,671	$(30,878)	$—	$47,159
Interest expense, net of interest income					(872)
Income before provision for income taxes					$46,287
Depreciation and amortization	$9,826	$445	$2,625	$—	$12,896

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice services. General and administrative expense is included in "All Other" category.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACQUISITIONS
The Company’s acquisition focus is to purchase or lease operating subsidiaries that are complementary to the Company’s current affiliated operations, accretive to the Company's business or otherwise advance the Company's strategy. The results of all the Company’s operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company also enters into long-term leases that may include options to purchase the affiliated facilities. As a result, from time to time, the Company will acquire affiliated facilities that the Company has been operating under third-party leases.
During the six months ended June 30, 2016, the Company expanded its operations with the addition of one home health agency and two hospice agencies. In addition, the Company acquired eighteen stand-alone skilled nursing operations through purchases, a long-term master lease agreement and a sub-lease agreement. As part of this acquisition, the Company acquired the real estate at two of the skilled nursing operations and entered into long term leases for sixteen skilled nursing operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company has also invested in new ancillary services that are complementary to its existing TSA services and home health and hospice businesses. The aggregate purchase price for these acquisitions for the six months ended June 30, 2016 was $56,292. The expansion of skilled nursing operations added 2,177 operational skilled nursing beds operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The Company also entered into three long-term lease agreements for newly constructed post-acute care campuses, which added 230 operational skilled nursing beds and 95 operational assisted living units, operated by the Company's operating subsidiaries.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Land	$866	$8,321
Building and improvements	16,056	44,877
Equipment, furniture, and fixtures	7,998	2,204
Assembled occupancy	1,220	287
Definite-lived intangible assets	363	360
Goodwill	28,790	2,512
Favorable leases	393	2,069
Other indefinite-lived intangible assets	600	3,865
Other assets acquired, net of liabilities assumed	6	—
Total acquisitions	$56,292	$64,495

Subsequent to June 30, 2016, the Company entered into one long-term agreement for newly constructed post-acute care campus and acquired one stand-alone skilled nursing operation for a purchase price of $5,500, which included real estate. The expansion of the skilled nursing operations added 231 operational skilled nursing beds and 40 operational assisted living units operated by the Company's operating subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$425,468	$352,180	$849,331	$699,832
Net income attributable to The Ensign Group, Inc.	11,477	13,213	20,363	28,252
Diluted net income per common share	$0.22	$0.25	$0.39	$0.55
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

•
Interest expense is based upon the purchase price and average cost of debt borrowed during each respective year when applicable, and depreciation is calculated using the purchase price allocated to the related assets through acquisition accounting.

The foregoing unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue generated during the three and six months ended June 30, 2016, by individually immaterial business acquisitions completed through the issuance date of the Interim Financial Statements of $14,951 and $55,581, respectively, $41,124 and $82,247 for the three and six months ended June 30, 2015, respectively. Included in the table above are pro forma income and loss generated during the three and six months ended June 30, 2016, by individually immaterial business acquisitions completed through the issuance date of the financial statements of $151 and $135, respectively, and $25 and $108, for the three and six months ended June 30, 2015, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	June 30, 2016	December 31, 2015
Land	$42,888	$41,451
Buildings and improvements	171,598	151,434
Equipment	145,868	114,752
Furniture and fixtures	5,659	5,504
Leasehold improvements	77,712	68,405
Construction in progress	1,586	781
	445,311	382,327
Less: accumulated depreciation	(98,108)	(82,694)
Property and equipment, net	$347,203	$299,633

See Note 8, Acquisitions for information on acquisitions during the six months ended June 30, 2016.

11. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	June 30, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	24.7	$483	$(68)	$415	$604	$(577)	$27
Favorable leases	27.8	43,248	(4,257)	38,991	43,248	(2,923)	40,325
Assembled occupancy	0.3	1,817	(1,208)	609	4,779	(4,476)	303
Facility trade name	30.0	733	(256)	477	733	(244)	489
Customer relationships	17.4	5,653	(1,235)	4,418	5,300	(1,013)	4,287
Total		$51,934	$(7,024)	$44,910	$54,664	$(9,233)	$45,431

Amortization expense was $1,410 and $2,497 for the three and six months ended June 30, 2016, respectively, and $665 and $1,818 for the three and six months ended June 30, 2015, respectively. Of the $2,497 in amortization expense incurred during the six months ended June 30, 2016, approximately $913 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. In addition, the Company identified intangible assets that have become fully amortized during the year and removed the fully amortized balances from the gross asset and accumulated amortization amounts.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2016 (remainder)	$2,882
2017	3,049
2018	3,049
2019	2,920
2020	2,276
2021	2,836
Thereafter	27,898
$44,910

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

The following table represents activity in goodwill by segment as of and for the six months ended June 30, 2016:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2016	$17,759	$16,102	$7,025	$40,886
Purchase price adjustment	—	—	(26)	(26)
Additions	26,415	245	2,130	28,790
June 30, 2016	$44,174	$16,347	$9,129	$69,650

As of June 30, 2016, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 8, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	June 30, 2016	December 31, 2015
Trade name	$1,915	$1,915
Medicare and Medicaid Licenses	17,331	16,731
	$19,246	$18,646

13. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2016	December 31, 2015
Debt issuance costs, net	$2,896	$2,021
Long-term insurance losses recoverable asset	4,258	2,881
Deposits with landlords	4,519	3,969
Capital improvement reserves with landlords and lenders	834	760
Restricted and other assets	$12,507	$9,631
Included in restricted and other assets as of June 30, 2016, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2016	December 31, 2015
Quality assurance fee	$4,019	$6,120
Refunds payable	15,424	13,252
Deferred revenue	5,058	6,696
Cash held in trust for patients	2,372	3,016
Resident deposits	5,918	5,884
Dividends payable	2,045	2,072
Property taxes	5,752	4,230
Charges related to operational closure	1,987	—
Other	4,778	4,935
Other accrued liabilities	$47,353	$46,205
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days. Refunds payable includes payables related to overpayments and duplicate payments from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

15. INCOME TAXES
The Company is not currently under examination by any major income tax jurisdiction. During 2016, the statutes of limitations will lapse on the Company's 2012 Federal tax year and certain 2011 and 2012 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and six months ended June 30, 2016 or 2015.
The Company recorded total pre-tax charges and expenses related to the closure of one facility during the six months ended June 30, 2016 for a total charge of $7,935. There were no similar charges during the three months ended June 30, 2016. The Company recorded estimated tax benefits of $0 and $3,065 for the three and six months ended June 30, 2016, respectively. Similar charges did not occur during the three and six months ended June 30, 2015. See Note 18, Leases.

16. DEBT
Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
Credit facility with SunTrust, interest payable monthly and quarterly	$170,000	$85,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	14,356	14,671
	184,356	99,671
Less current maturities	(634)	(620)
	$183,722	$99,051

Amended Credit Facility with a Lending Consortium Arranged by SunTrust (the Amended Credit Facility)
On February 5, 2016, the Company amended its existing revolving credit facility with a lending consortium arranged by SunTrust to increase its aggregate principal amount available to $250,000 (the Amended Credit Facility). Under the Amended

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150,000. The interest rates applicable to loans under the Amended Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Amended Credit Facility that will range from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and our subsidiaries. Loans made under the Amended Credit Facility are not subject to interim amortization. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Amended Credit Facility. The Company is permitted to prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of June 30, 2016, the Company's operating subsidiaries had $170,000 outstanding under the Amended Credit Facility.
The Amended Credit Facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Amended Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2016, the Company was in compliance with all loan covenants.

On July 19, 2016, the Company entered into the second amendment to the Amended Credit Facility (Second Amended Credit Facility), which amended the existing credit agreement, dated as of February 5, 2016, to increase the aggregate principal amount up to $450,000 comprised of a $300,000 revolving credit facility and a $150,000 term loan. Borrowings under the term loan portion of the Second Amended Credit Facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described above.

As of July 29, 2016, there was approximately $177,000 outstanding under the Second Amended Credit Facility.

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of June 30, 2016, the Company's operating subsidiaries had $14,356 outstanding under the mortgage loans and note, of which $634 is classified as short-term and the remaining $13,722 is classified as long-term. As of June 30, 2016, the Company was in compliance with all loan covenants.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2016, the Company had approximately $2,310 on the Amended Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
All per share amounts and numbers of common shares outstanding presented below reflect the two-for-one stock split that was effected in the fourth quarter of 2015. See further details in Note 2, Summary of Significant Accounting Policies.
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated condensed statements of income for the three and six months ended June 30, 2016 and 2015 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
Stock Options
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 3,252 as of June 30, 2016.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 288 options and 214 restricted stock awards from the 2007 Plan during the six months ended June 30, 2016 .

The Company used the following assumptions for stock options granted during the three months ended June 30, 2016 and 2015:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2016	121	1.49%	6.5 years	41.1%	0.79%
2015	150	1.71%	6.5 years	40.0%	0.62%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2016 and 2015:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2016	288	1.40%	6.5 years	39.2%	0.78%
2015	294	1.58%	6.5 years	42.1%	0.63%

For the six months ended June 30, 2016 and 2015, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2016	288	$19.76	$7.42
2015	294	$22.57	$9.23

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2016 and 2015 and therefore, the intrinsic value was $0 at date of grant.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the six months ended June 30, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2016	5,448	$10.36	2,526	$6.35
Granted	288	19.76
Forfeited	(50)	12.56
Exercised	(288)	5.90
June 30, 2016	5,398	$11.08	2,795	$7.52

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2016:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2006	1.93	-	2.05	44	115	1	44
2008	2.56	-	4.06	457	675	2	457
2009	4.06	-	4.56	621	1,329	3	621
2010	4.77	-	4.96	158	382	4	158
2011	5.90	-	7.99	194	657	5	158
2012	6.56	-	7.96	570	2,101	6	338
2013	7.98	-	11.49	661	3,227	7	312
2014	10.55	-	18.94	1,790	10,109	8	652
2015	21.47	-	25.24	616	5,590	9	55
2016	19.58	-	19.89	287	2,530	10	—
Total				5,398	$26,715		2,795
Restricted Stock Awards
The Company granted 52 and 214 restricted stock awards during the three and six months ended June 30, 2016, respectively. The Company granted 51 and 181 restricted stock awards during the three and six months ended June 30, 2015, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2016 ranged from $19.58 to $23.23.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2016 and changes during the six months ended June 30, 2016 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	425	$19.79
Granted	214	21.06
Vested	(198)	19.97
Forfeited	(5)	18.90
Nonvested at June 30, 2016	436	$20.34

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2016, the Company granted 8 and 16 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $21.26 to $23.23 based on the market price on the grant date.

Total share-based compensation expense recognized for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation expense related to stock options	$1,319	$1,165	$2,503	$2,121
Share-based compensation expense related to restricted stock awards	652	434	1,200	850
Share-based compensation expense related to stock awards to non-employee directors	166	134	319	255
Total	$2,137	$1,733	$4,022	$3,226

In future periods, the Company expects to recognize approximately $14,846 and $7,654 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2016. Future share-based compensation expense will be recognized over 3.3 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 2,603 unvested and outstanding options at June 30, 2016, of which 2,437 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at June 30, 2016 was 6.3 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the six months ended June 30, 2016 and as of and for the twelve months ended December 31, 2015 is as follows:

Options	June 30, 2016	December 31, 2015
Outstanding	$55,019	$67,508
Vested	37,786	41,128
Expected to vest	15,479	23,508
Exercisable	4,294	8,709
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company implemented a management equity plan and granted stock options and restricted stock awards of a subsidiary of the Company to employees and management of that subsidiary (Subsidiary Equity Plan). These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of the subsidiary. The awards can be put to the Company at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination.
The grant-date fair value of the 2016 awards is $4,623, which will be recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and six months ended June 30, 2016, the Company expensed $643 in share-based compensation related to the Subsidiary Equity Plan. There was no expense incurred for the three and six months ended June 30, 2015 as the plan was implemented in the second quarter of 2016.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at June 30, 2016 is 226. There was no comparable amount at June 30, 2015 as the plan was implemented in the second quarter of 2016.

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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,039 and $28,039 for the three and six months ended June 30, 2016, respectively, and $14,000 and $28,000 for the three and six months ended June 30, 2015, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of June 30, 2016.
During the first quarter of 2016, the Company voluntarily discontinued operations in one of its skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016 or expected to be paid in future periods and will have no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded continued obligation under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately $6,512, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to other local skilled nursing facilities.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $30,916 and $58,051 for the three and six months ended June 30, 2016, respectively, and $19,180 and $38,261 for the three and six months ended June 30, 2015, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments for all leases as of June 30, 2016 are as follows:

Year	Amount
2016 (remainder)	66,091
2017	136,362
2018	143,338
2019	142,875
2020	142,023
2021	141,340
Thereafter	1,167,512
$1,939,541
Thirty-seven of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of June 30, 2016.

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

Other claims and suits continue to be filed against us and other companies in our industry. By way of recent example, the Company defended a general/premise liability claim in San Luis Obispo, California, on behalf of an affiliated facility, involving an injury to a non-employee/contractor. The Company estimates that the settlement relative to this case will be approximately $1,586, which was recorded in the condensed consolidated financial statements in the quarter ended June 30, 2016. There will not be a material ongoing adverse effect on the Company's business, financial condition or results of operations in connection with the verdict.

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. As of June 30, 2016, eleven operating subsidiaries were subject to probe reviews, both pre- and post-payment. Five of these reviews have successfully closed and six are in process. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails prepayment review, the facility could then be subject to undergo targeted review, which is a review that targets perceived claims deficiencies.

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57.9% and 58.8% of its total accounts receivable as of June 30, 2016 and December 31, 2015, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 66.4% and 65.8% of the Company's revenue for the three and six months ended June 30, 2016, respectively, and 68.5% and 68.8% for the three and six months ended June 30, 2015, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of July 29, 2016, the Company had approximately $1,400 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as urgent care centers and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, urgent care and other ancillary services. As of June 30, 2016, we offered skilled nursing, assisted living and rehabilitative care services through 206 skilled nursing and assisted living facilities across 13 states. Of the 206 facilities, we owned 34 and operated an additional 172 facilities under long-term lease arrangements, and had options to purchase 23 of those 172 facilities. Our home health and hospice business provides home health, hospice and home care services from 35 agencies across nine states. Our 17 urgent care centers and ancillary operations are located in Arizona, California, Colorado, Utah and Washington.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2016:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	34	23	149	206
Percentage of total	16.5%	11.2%	72.3%	100.0%
Operational skilled nursing, assisted living and independent living beds	3,647	1,727	16,614	21,988
Percentage of total	16.6%	7.8%	75.6%	100.0%

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
Recent Activities
Second Amended Credit Agreement - On July 19, 2016, we entered into the second amendment to the existing credit facility (Second Amended Credit Facility) to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan.
Common Stock Repurchase Program - During the first quarter of 2016, we repurchased 1.5 million shares of our common stock for a total of $30.0 million.
Closure of one facility - After careful consideration and some clinical survey challenges, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties. The operation represented approximately 0.5% of our revenue and adjusted EBITDAR in 2015. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016 or expected to be paid in future periods and will have no material impact on our lease coverage ratios under the Master Leases. We recorded continued obligation under the lease and related closing expenses of $7.9 million, including the present value of rental payments of approximately $6.5 million, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to other local skilled nursing facilities in an orderly fashion and in accordance with their individual clinical needs.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of June 30, 2016:

	CA	AZ	TX	WI	UT	CO	WA	ID	NE	IA	SC	KS	NV	Total
Cumulative number of skilled nursing, assisted and independent living operations	48	28	46	17	15	11	10	9	7	5	4	3	3	206
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,989	4,288	5,584	899	1,613	870	943	719	662	356	426	335	304	21,988
As of June 30, 2016, we provided home health and hospice services through our 35 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During the six months ended June 30, 2016, we expanded our operations with the addition of one home health agency and two hospice agencies. In addition, we acquired eighteen stand-alone skilled nursing operations through purchases, a long-term master lease agreement and a sub-lease agreement. As part of this acquisition, we acquired the real estate at two of the skilled nursing operations and entered into long term leases for sixteen skilled nursing operations. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. We also have invested in new ancillary services that are complementary to our existing TSA services and home health and hospice businesses. The aggregate purchase price for these acquisitions was $56.3 million. The expansion of skilled nursing operations added 2,177 operational skilled nursing beds operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
We also entered into three long-term lease agreements for newly constructed post-acute care campuses, which added 230 operational skilled nursing beds and 95 operational assisted living units, operated by our operating subsidiaries.

Subsequent to June 30, 2016, we entered into one long-term agreement for newly constructed post-acute care campus and acquired one stand-alone skilled nursing operation for a purchase price of $5.5 million, which included real estate. The expansion of the skilled nursing operations added 231 operational skilled nursing beds and 40 operational assisted living units operated by our operating subsidiaries.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Skilled Mix:
Days	31.3%	30.1%	31.9%	30.2%
Revenue	52.7%	53.4%	53.6%	53.2%
Quality Mix:
Days	43.6%	42.7%	43.7%	42.7%
Revenue	60.8%	62.0%	61.7%	61.7%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Occupancy:
Operational beds at end of period	21,988	16,019	21,988	16,019
Available patient days	1,921,625	1,437,100	3,708,138	2,804,929
Actual patient days	1,465,625	1,121,158	2,842,504	2,198,396
Occupancy percentage (based on operational beds)	76.3%	78.0%	76.7%	78.4%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Home health services:
Medicare Episodic Admissions	2,037	1,672	4,194	3,415
Average Medicare Revenue per Completed Episode	$2,950	$2,954	$2,937	$2,984
Hospice services:
Average Daily Census	898	562	871	552

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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2016
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$127,789	$2,263	$1,100	$1,611	$—		$132,763	32.3%
Medicare	99,184	—	8,078	12,181	—		119,443	29.1
Medicaid-skilled	20,661	—	—	—	—		20,661	5.0
Subtotal	247,634	2,263	9,178	13,792	—		272,867	66.4
Managed care	61,121	—	3,825	232	—		65,178	15.9
Private and other	31,662	28,445	1,413	53	10,899	(1)	72,472	17.7
Total revenue	$340,417	$30,708	$14,416	$14,077	$10,899		$410,517	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.

	Three Months Ended June 30, 2015
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$97,203	$1,258	$1,209	$1,203	$—		$100,873	32.4%
Medicare	81,831	—	6,248	7,317	—		95,396	30.7
Medicaid-skilled	16,745	—	—	—	—		16,745	5.4
Subtotal	195,779	1,258	7,457	8,520	—		213,014	68.5
Managed care	45,241	—	2,313	79	—		47,633	15.3
Private and other	24,689	14,669	1,524	51	9,476	(1)	50,409	16.2
Total revenue	$265,709	$15,927	$11,294	$8,650	$9,476		$311,056	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.

	Six Months Ended June 30, 2016
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$240,570	$4,482	$2,142	$3,144	$—		$250,338	31.6%
Medicare	190,828	—	15,731	23,162	—		229,721	28.9
Medicaid-skilled	42,327	—	—	—	—		42,327	5.3
Subtotal	473,725	4,482	17,873	26,306	—		522,386	65.8
Managed care	121,660	—	7,628	433	—		129,721	16.4
Private and other	60,246	56,395	2,823	96	22,083	(1)	141,643	17.8
Total revenue	$655,631	$60,877	$28,324	$26,835	$22,083		$793,750	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.

	Six Months Ended June 30, 2015
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$195,830	$2,338	$2,023	$2,312	$—		$202,502	32.8%
Medicare	163,521	—	12,189	14,042	—		189,752	30.7
Medicaid-skilled	32,282	—	—	—	—		32,282	5.3
Subtotal	391,633	2,338	14,212	16,354	—		424,536	68.8
Managed care	89,348	—	4,455	159	—		93,963	15.2
Private and other	49,198	27,892	2,989	91	18,916	(1)	99,086	16.0
Total revenue	$530,179	$30,230	$21,656	$16,604	$18,916		$617,585	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.

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

We are participating in the established supplemental payment program in various states that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. Several of our operating subsidiaries, entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected operating subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.

Assisted and Independent Living Operations. Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a small portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of June 30, 2016. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of June 30, 2016, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of June 30, 2016, we operated urgent care clinics in Colorado and Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. As of June 30, 2016, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies Update

There have been no significant changes during the three months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.
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
On July 25, 2016, CMS issued a proposed rule to implement mandatory bundled payment programs for cardiac care and hip/femur procedures. The two new mandatory programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments would be retrospectively compared against a target price. Similar to CJR, participating hospitals would be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model would be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model would be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. The proposed rule has a tentative start date of July 1, 2017 for a running period of five performance years.
On November 16, 2015, CMS issued the final rule for a new mandatory CJR model focusing on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place is accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. Depending on the hospital’s quality and cost performance during the episode, the hospital either earns a financial reward or is required to repay Medicare for a portion of the costs. This payment is intended to give hospitals an incentive to work with physicians, home health agencies and nursing facilities to make sure beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications. This model initially covers 67 geographic areas throughout the country and most hospitals in those regions are required to participate.  Following the implementation of the CJR program on April 1, 2016, our Medicare revenues derived from our affiliated skilled nursing facilities and other post-acute services related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program.
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

Skilled Nursing

CMS Payment Rules. On July 29, 2016, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the proposed rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports. The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities.

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

Home Health

On June 6, 2016, CMS issued proposed changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2017. Under this proposed rule, CMS projects that Medicare payments will be reduced by 1.0%. This decrease reflects a 2.3% reduction in the rebasing adjustments in the home health prospective payment system and a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth, the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the proposed increase to the fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.3%.

On November 5, 2015, CMS issued final payment changes to the Medicare HH PPS for calendar year 2016. Under this rule, CMS projects that Medicare payments will be reduced by 1.4%. This decrease reflects a 1.9% home health payment update percentage; a 0.9% decrease in payments due to the 0.97% payment reduction to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; and a 2.4% decrease in payments due to the third year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. Along with the payment update, CMS is revising the ICD-10-CM translation list and adding certain initial encounter codes to the HH PPS Grouper based upon revised ICD-10-CM coding guidance.

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

Hospice

On July 29, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, hospices will see a 2.1% increase in their payments effective October 1, 2016.  The hospice payment increase will be the net result of 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the Affordable Care Act.  The hospice cap amount for fiscal year 2017 will be increased by 2.1% to $28,404.99, which is equal to the 2016 cap amount of $27,820.75 updated by the FY 2017 hospice payment update percentage of 2.1%. In addition, this rule would propose changes to the hospice quality reporting program, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2015 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,960 in 2016 compared to $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,960 for both 2016 and 2015. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	80.5	79.8	80.2	79.3
Losses related to operational closure	—	—	1.0	—
Rent—cost of services	7.5	6.1	7.3	6.2
General and administrative expense	4.8	4.9	4.7	4.8
Depreciation and amortization	2.4	2.1	2.3	2.1
Total expenses	95.2	92.9	95.5	92.4
Income from operations	4.8	7.1	4.5	7.6
Other income (expense):
Interest expense	(0.4)	(0.2)	(0.4)	(0.2)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.3)	(0.1)	(0.3)	(0.1)
Income before provision for income taxes	4.5	7.0	4.2	7.5
Provision for income taxes	1.8	2.7	1.7	2.9
Net income	2.7	4.3	2.5	4.6
Less: net income (loss) attributable to the noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	2.7%	4.3%	2.5%	4.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$29,544	$28,318	$54,037	$60,092
Adjusted EBITDA(1)(2)	37,492	31,738	75,066	64,146
EBITDAR(1)	60,285	47,384	111,769	98,123
Adjusted EBITDAR(1)(2)	65,512	50,277	128,136	101,161
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder;

•	acquisition-related costs;

•	stock-based compensation expense;

•	costs incurred for facilities currently being constructed and other start-up operations;

•	costs incurred related to new systems implementation;

•	professional service fees including costs incurred to recognize income tax credits;

•	results at one closed facility, including continued obligation under the lease and related closing expenses;

•	insurance reserves in connection with the settlement of a general liability claim; and

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Consolidated statements of income data:
Net income	$11,363	$13,233	$20,653	$28,323
Less: net income (loss) attributable to noncontrolling interests	37	45	155	(37)
Interest expense, net	1,168	372	2,303	872
Provision for income taxes	7,278	8,379	13,167	17,964
Depreciation and amortization	9,772	6,379	18,069	12,896
EBITDA	$29,544	$28,318	$54,037	$60,092
Facility rent—cost of services	30,741	19,066	57,732	38,031
EBITDAR	$60,285	$47,384	$111,769	$98,123

EBITDA	$29,544	$28,318	$54,037	$60,092
Urgent care center earnings(a)	(811)	(625)	(1,867)	(1,565)
Costs incurred for facilities currently being constructed and other start-up operations(b)	449	462	1,812	608
Results at closed facility, including continued obligations and closing expenses(c)	206	—	8,331	—
Stock-based compensation expense(d)	2,780	1,733	4,665	3,226
Insurance reserve in connection with the settlement of a general liability claim(e)	1,586	—	1,586	—
Acquisition related costs(f)	748	438	893	590
Costs incurred related to new systems implementation and professional service fee(g)	269	885	947	1,198
Breakup fee, net of costs, received in connection with a public auction(h)	—	—	—	(1,019)
Rent related to items(a),(b) and (c) above	2,721	527	4,662	1,016
Adjusted EBITDA	$37,492	$31,738	$75,066	$64,146
Rent—cost of services	30,741	19,066	57,732	38,031
Less: rent related to items(a),(b) and (c) above	(2,721)	(527)	(4,662)	(1,016)
Adjusted EBITDAR	$65,512	$50,277	$128,136	$101,161
_______________________
(a) Operating results at urgent care centers. This amount excluded rent, depreciation and interest of $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively. The results also excluded the net loss attributable to the variable interest entity associated with our urgent care business.

(b)
Costs incurred for facilities currently being constructed and other start-up operations. This amount excluded rent, depreciation and interest of $2.3 million and $3.8 million for the three and six months ended June 30, 2016, respectively. Rent, depreciation and interest expenses were not material for the three and six months ended June 30, 2015.

(c) Results at closed facility during three and six months ended June 30, 2016, including fair value of continued obligation under lease agreement and related closing expenses of $7.9 million and operating loss of $0.2 million for both the three and six months ended June 30, 2016. This amount excluded rent and depreciation of $0.1 million for the six months ended June 30, 2016.

(d)	Stock-based compensation expense incurred during the three and six months ended June 30, 2016 and 2015.

(e)	Insurance reserves in connection with the settlement of a general liability claim.

(f) Costs incurred to acquire an operation which are not capitalizable.

(g)	Costs incurred related to new systems implementation and income tax credits which contributed to a decrease in effective tax rate.
(h) Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

	Three Months Ended June 30,
	2016		2015
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$340,417	82.9%	$265,709	85.4%
Assisted and independent living facilities	30,708	7.5	15,927	5.1
Total TSA services	371,125	90.4	281,636	90.5
Home health and hospice services:
Home health	14,416	3.5	11,294	3.6
Hospice	14,077	3.4	8,650	2.8
Total home health and hospice services	28,493	6.9	19,944	6.4
All other (1)	10,899	2.7	9,476	3.1
Total revenue	$410,517	100.0%	$311,056	100.0%
(1) Includes revenue from services provided at our urgent care clinics and other ancillary operations.

Consolidated revenue increased $99.5 million, or 32.0%, compared to the same quarter in the prior year. TSA services revenue increased by $89.5 million, or 31.8%, mainly attributable to the increase in patient days, revenue per patient day skilled mix and the impacts of acquisitions. Home health and hospice services revenue increased by $8.5 million, or 42.9%, mainly due to an increase in volume and average daily census in existing agencies combined with acquisitions. Revenue from acquisitions increased consolidated revenue by $81.4 million in the second quarter of 2016 as compared to the same quarter of 2015.

TSA Services

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$340,417	$265,709	$74,708	28.1%
Assisted and independent living revenue	30,708	15,927	14,781	92.8%
Total TSA services revenue	$371,125	$281,636	$89,489	31.8%
Number of facilities at period end	206	150	56	37.3%
Actual patient days	1,465,625	1,121,158	344,467	30.7%
Occupancy percentage — Operational beds	76.3%	78.0%		(1.7)%
Skilled mix by nursing days	31.3%	30.1%		1.2%
Skilled mix by nursing revenue	52.7%	53.4%		(0.7)%

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$225,787	$211,994	$13,793	6.5%
Assisted and independent living revenue	9,360	9,217	143	1.6%
Total TSA services revenue	$235,147	$221,211	$13,936	6.3%
Number of facilities at period end	106	106	—	—%
Actual patient days	842,405	849,485	(7,080)	(0.8)%
Occupancy percentage — Operational beds	78.8%	80.1%		(1.3)%
Skilled mix by nursing days	30.4%	30.1%		0.3%
Skilled mix by nursing revenue	51.1%	53.6%		(2.5)%

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$42,284	$40,069	$2,215	5.5%
Assisted and independent living revenue	4,754	4,389	365	8.3%
Total TSA services revenue	$47,038	$44,458	$2,580	5.8%
Number of facilities at period end	29	29	—	—%
Actual patient days	186,096	182,708	3,388	1.9%
Occupancy percentage — Operational beds	73.3%	71.9%		1.4%
Skilled mix by nursing days	34.1%	31.8%		2.3%
Skilled mix by nursing revenue	55.9%	54.6%		1.3%

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$72,346	$11,883	$60,463	NM
Assisted and independent living revenue	16,594	2,321	14,273	NM
Total TSA services revenue	$88,940	$14,204	$74,736	NM
Number of facilities at period end	71	14	57	NM
Actual patient days	437,124	80,217	356,907	NM
Occupancy percentage — Operational beds	73.1%	73.0%		NM
Skilled mix by nursing days	32.1%	29.6%		NM
Skilled mix by nursing revenue	55.6%	50.7%		NM

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Facility Closed(4):
Skilled nursing revenue	—	1,763	$(1,763)	NM
Assisted and independent living revenue	—	—	—	NM
Total TSA services revenue	$—	$1,763	$(1,763)	NM
Actual patient days	—	8,748	(8,748)	NM
Occupancy percentage — Operational beds	—%	70.2%		NM
Skilled mix by nursing days	—%	10.5%		NM
Skilled mix by nursing revenue	—%	26.9%		NM
__________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2013.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2013 to December 31, 2014.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2015.

(4)
Facility Closed represent the result of one facility closed during the first quarter of 2016. These results were excluded from Same Facility results for three months ended June 30, 2016 and 2015 for comparison purposes.

TSA services revenue increased $89.5 million, or 31.8%, compared to the same quarter in the prior year. Of the $89.5 million increase, Medicare and managed care revenue increased $33.2 million, or 26.2%, Medicaid custodial revenue increased $31.6 million, or 32.1%, private and other revenue increased $20.8 million, or 52.7%, and Medicaid skilled revenue increased $3.9 million, or 23.4%.

TSA services revenue generated by Same Facilities increased $13.9 million, or 6.3%, compared to the same quarter in the prior year. This increase reflects the following:

•	Managed care revenue increased by $2.0 million, or 6.1%, which was driven by a 5.4% increase in managed care days as well as a 0.9% increase in managed care revenue per patient day.

•
Medicaid revenue, including Medicaid skilled revenue, increased by $12.7 million, or 13.6%, which was driven by a 16.3% increase in Medicaid revenue per patient day driven by the quality improvement program in California, supplemental programs in Utah as well as the add-on to the reimbursement rate, partially offset by a 1.0% decrease in Medicaid days.

•	Medicare revenue decreased by $2.2 million, or 3.3%, which was driven by a 8.4% decrease in Medicare days, partially offset by a 3.3% increase in Medicare revenue per patient day.

TSA services revenue generated by Transitioning Facilities increased $2.6 million, or 5.8%, compared to the same quarter in the prior year. This is due to increases in total patient days and revenue per patient day of 1.9% and 5.0%, respectively.
TSA services revenue generated by Recently Acquired Facilities increased by approximately $74.7 million compared to the same quarter in the prior year. Since January 1, 2015, we have acquired 71 facilities in thirteen states.
Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth for our turnaround acquisitions. In the future, if we acquire additional turnaround operations into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio. In 2016, our metrics for Recently Acquired Facilities include strategic acquisitions that have higher occupancy rates, higher skilled mix days and skilled mix revenue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Skilled Nursing Average Daily Revenue Rates:
Medicare	$581.48	$562.69	$557.12	$555.42	$494.81	$452.97	$555.11	$554.72
Managed care	424.79	421.17	461.67	458.59	409.62	428.20	427.43	428.94
Other skilled	468.47	468.38	351.42	324.76	384.43	666.11	440.25	448.95
Total skilled revenue	505.99	499.85	478.37	477.00	453.45	459.54	489.49	494.31
Medicaid	215.90	185.58	190.70	182.54	168.98	185.95	202.11	184.80
Private and other payors	207.64	189.48	213.58	192.98	181.61	193.58	201.41	189.87
Total skilled nursing revenue	303.93	280.60	291.18	277.29	262.10	268.65	292.40	$278.71

Medicare daily rates at Same Facilities increased by 3.3% compared to the same quarter in the prior year. The increase was attributable by a 1.2% net market basket increase, which went into effect in October 2015, compared to a net market basket increase of 2.0%, which went into effect in October 2014. The increase in Medicare daily rates also was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 9.4% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment programs in Utah and the quality improvement program in California, as well as the add-on to the reimbursement rate.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Revenue:
Medicare	27.8%	30.7%	23.1%	24.4%	32.5%	35.0%	28.2%	29.9%
Managed care	15.6	15.7	26.5	25.0	19.6	11.3	17.8	16.9
Other skilled	7.7	7.2	6.3	5.2	3.5	4.4	6.7	6.6
Skilled mix	51.1	53.6	55.9	54.6	55.6	50.7	52.7	53.4
Private and other payors	7.9	8.2	8.1	8.1	9.2	15.6	8.1	8.6
Quality mix	59.0	61.8	64.0	62.7	64.8	66.3	60.8	62.0
Medicaid	41.0	38.2	36.0	37.3	35.2	33.7	39.2	38.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Days:
Medicare	14.4%	15.3%	12.1%	12.2%	17.2%	20.8%	14.8%	15.0%
Managed care	11.1	10.5	16.7	15.1	12.5	7.1	12.1	11.0
Other skilled	4.9	4.3	5.3	4.5	2.4	1.7	4.4	4.1
Skilled mix	30.4	30.1	34.1	31.8	32.1	29.6	31.3	30.1
Private and other payors	12.3	12.1	10.9	11.5	13.3	21.8	12.3	12.6
Quality mix	42.7	42.2	45.0	43.3	45.4	51.4	43.6	42.7
Medicaid	57.3	57.8	55.0	56.7	54.6	48.6	56.4	57.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$14,416	$11,294	$3,122	27.6%
Hospice services	14,077	8,650	5,427	62.7
Total home health and hospice revenue	$28,493	$19,944	$8,549	42.9%
Home health services:
Medicare Episodic Admissions	2,037	1,672	365	21.8%
Average Medicare Revenue per Completed Episode	$2,950	$2,954	$(4)	(0.1)%
Hospice services:
Average Daily Census	898	562	336	59.8%
Home health and hospice revenue increased $8.5 million, or 42.9%, compared to the same quarter in the prior year. Of the $8.5 million increase, Medicare and managed care revenue increased $8.4 million, or 52.4%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of nine home health, hospice and home care operations in five states since January 1, 2015.

Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2016				2015
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$297,505	$23,547	$9,486	$330,538	$223,478	$16,449	$8,365	$248,292

Consolidated cost of services increased $82.2 million, or 33.1%, compared to the same quarter in the prior year primarily due to acquisitions for all segments, including the All Other category. Cost of services for all acquisitions accounted for 24.0% of consolidated costs of services during the second quarter of 2016 compared to 5.2% in the same period in 2015.

TSA Services

	Three Months Ended June 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$297,505	$223,478	$74,027	33.1%
Revenue percentage	80.2%	79.4%		0.8%

Cost of services related to our TSA services segment increased $74.0 million, or 33.1%, compared to the same quarter in the prior year due to additional costs at Recently Acquired Facilities of $59.9 million and organic operational growth. Cost of service increased as a percentage of revenue to 80.2%. The main component of the increase is start-up costs related newly constructed post-acute care campuses and increases in health and general liability of $7.0 million. Same Facilities cost of services as a percentage of revenue decreased slightly to 79.0% from 79.1% during the three months ended June 30, 2015.

Home Health and Hospice Services

	Three Months Ended June 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$23,547	$16,449	$7,098	43.2%
Revenue percentage	82.6%	82.5%		0.1%

Cost of services related to our home health and hospice services segment increased $7.1 million, or 43.2%, compared to the same quarter in the prior year due to additional costs at agencies acquired during 2016 of $4.1 million and organic operational growth. Cost of services as a percentage of total revenue increased slightly by 0.1% primarily due to costs related to start-up and transitioning operations. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies.

Rent — Cost of Services. Rent — cost of services increased $11.7 million, or 61.2%, to $30.7 million. Rent - cost of service as a percentage of total revenue increased by 1.4% to 7.5%. The additional increase in rent was primarily due to new leases for newly opened and acquired operations.
General and Administrative Expense. General and administrative expense increased $4.3 million, or 28.2%, to $19.7 million. The increase was primarily due to the operational growth during 2016, coupled with an increase in expenses incurred to acquire new operations and additional share-based compensation expense related to the new management subsidiary equity plan. In addition, general and administrative expense as a percentage of revenue decreased slightly as a percentage of revenue by 0.1% to 4.8%.
Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million, or 53.2%, to $9.8 million. Depreciation and amortization expense increased slightly as a percentage of total revenue by 0.3% to 2.4%. This increase was primarily related to the additional depreciation incurred as a result of our newly acquired operations of $2.1 million.
Other Expense, net. Other expense, net increased $0.8 million to $1.2 million. Other expense as a percentage of revenue increased by 0.2% to 0.3%. The increase is due the additional borrowings under the Amended Credit Facility.
Provision for Income Taxes.  The provision for income taxes is based upon our projected income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 39.0% for the three months ended June 30, 2016 compared to 38.9% for the same period in 2015.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

	Six Months Ended June 30,
	2016		2015
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$655,631	82.6%	$530,179	85.8%
Assisted and independent living facilities	60,877	7.7	30,230	4.9
Total TSA services	716,508	90.3	560,409	90.7
Home health and hospice services:
Home health	28,324	3.6	21,656	3.5
Hospice	26,835	3.4	16,604	2.7
Total home health and hospice services	55,159	7.0	38,260	6.2
All other (1)	22,083	2.7	18,916	3.1
Total revenue	$793,750	100.0%	$617,585	100.0%
(1) Includes revenue from services provided at our urgent care clinics and other ancillary operations.

Consolidated revenue increased $176.2 million, or 28.5%, compared to the same period in prior year. TSA services revenue increased by $156.1 million, or 27.9%, mainly attributable to the increase in patient days, revenue per patient day, skilled mix and the impact of acquisitions. Home health and hospice services revenue increased by $16.9 million, or 44.2%, mainly due to an increase in volume and average daily census in existing agencies combined with acquisitions. Revenue from acquisitions increased consolidated revenue by $143.9 million during the six months ended June 30, 2016 as compared to the same period in 2015.

TSA Services

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$655,631	$530,179	$125,452	23.7%
Assisted and independent living revenue	60,877	30,230	30,647	101.4%
Total TSA services revenue	$716,508	$560,409	$156,099	27.9%
Number of facilities at period end	206	150	56	37.3%
Actual patient days	2,842,504	2,198,396	644,108	29.3%
Occupancy percentage — Operational beds	76.7%	78.4%		(1.7)%
Skilled mix by nursing days	31.9%	30.2%		1.7%
Skilled mix by nursing revenue	53.6%	53.2%		0.4%

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$449,545	$427,549	$21,996	5.1%
Assisted and independent living revenue	18,467	18,280	187	1.0%
Total TSA services revenue	$468,012	$445,829	$22,183	5.0%
Number of facilities at period end	106	106	—	—%
Actual patient days	1,698,652	1,694,987	3,665	0.2%
Occupancy percentage — Operational beds	79.4%	80.3%		(0.9)%
Skilled mix by nursing days	30.9%	30.3%		0.6%
Skilled mix by nursing revenue	52.3%	53.5%		(1.2)%

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$86,223	$80,640	$5,583	6.9%
Assisted and independent living revenue	9,341	8,755	586	6.7%
Total TSA services revenue	$95,564	$89,395	$6,169	6.9%
Number of facilities at period end	29	29	—	—%
Actual patient days	374,345	364,555	9,790	2.7%
Occupancy percentage — Operational beds	73.7%	71.8%		1.9%
Skilled mix by nursing days	34.5%	31.4%		3.1%
Skilled mix by nursing revenue	56.4%	54.2%		2.2%

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$119,243	$18,331	$100,912	NM
Assisted and independent living revenue	33,069	3,195	29,874	NM
Total TSA services revenue	$152,312	$21,526	$130,786	NM
Number of facilities at period end	71	14	57	NM
Actual patient days	766,262	120,913	645,349	NM
Occupancy percentage — Operational beds	72.5%	74.5%		NM
Skilled mix by nursing days	33.9%	26.3%		NM
Skilled mix by nursing revenue	56.5%	46.9%		NM

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Facility Closed(4):
Skilled nursing revenue	$620	$3,659	$(3,039)	NM
Assisted and independent living revenue	—	—	—	NM
Total TSA services revenue	$620	$3,659	$(3,039)	NM
Actual patient days	3,245	17,941	(14,696)	NM
Occupancy percentage — Operational beds	70.7%	72.4%		NM
Skilled mix by nursing days	9.6%	13.0%		NM
Skilled mix by nursing revenue	14.0%	31.6%		NM
__________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2013.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2013 to December 31, 2014.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2015.

(4)
Facility Closed represent the results of one facility that closed during the first quarter of 2016. These results were excluded from Same Facility results for six months ended June 30, 2016 and 2015 for comparison purposes. Included in the six months ended June 30, 2016 results is one month of operation as the facility was closed in February 2016; as such, the metrics are not comparable to the results during the six months ended June 30, 2015.

TSA services revenue increased $156.1 million, or 27.9%, compared to the same six month period in the prior year. Of the $156.1 million increase, Medicare and managed care revenue increased $59.6 million, or 23.6%, Medicaid custodial revenue increased $46.9 million, or 23.7%, private and other revenue increased $39.5 million, or 51.3%, and Medicaid skilled revenue increased $10.0 million, or 31.1%.

TSA services revenue generated by Same Facilities increased $22.2 million, or 5.0%, compared to the six months ended June 30, 2015. This increase reflects the following:

•	Managed care revenue increased by $8.8 million, or 13.2%, which was driven by a 10.6% increase in managed care days as well as a 1.6% increase in managed care revenue per patient day.

•
Medicaid revenue, including Medicaid skilled revenue, increased by $17.8 million, or 9.4%, which was driven by a 0.9% increase in Medicaid days driven by the quality improvement program in California, supplemental programs in Utah and Texas and the add-on to the reimbursement rate, as well as a 8.7% increase in Medicaid revenue per patient day.

•	Medicare revenue decreased by $6.2 million, or 4.5%, which was driven by a 9.2% decrease in Medicare days, partially offset by a 2.8% increase in Medicare revenue per patient day.

TSA services revenue generated by Transitioning Facilities increased $6.2 million, or 6.9%, compared to the six months ended June 30, 2015. This increase is due to increases in total patient days and revenue per patient day of 2.7% and 5.0%, respectively.

TSA services revenue generated by Recently Acquired Facilities increased by approximately $130.8 million compared to the same six month period in the prior year, which was driven by an increase by patient days due to newly acquired facilities. Since January 1, 2015, we have acquired 71 facilities in thirteen states.
Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth for our turnaround acquisitions. In the future, if we acquire additional turnaround operations into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from quarter to quarter based upon the maturity of the facilities within our portfolio. In 2016, our metrics for Recently Acquired Facilities include strategic acquisitions that have higher occupancy rates, higher skilled mix days and skilled mix revenue.

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Skilled Nursing Average Daily Revenue Rates:
Medicare	$580.14	$564.51	$557.08	$556.26	$492.44	$451.51	$556.51	$558.20
Managed care	423.08	416.35	463.87	461.45	410.07	412.68	427.65	425.87
Other skilled	467.33	473.75	350.59	324.95	389.41	669.14	439.46	456.13
Total skilled revenue	503.07	500.66	478.42	480.87	451.99	461.00	488.82	496.10
Medicaid	206.35	189.91	189.43	183.02	175.67	184.53	198.28	188.20
Private and other payors	203.57	189.94	223.90	202.20	190.29	190.81	203.59	191.62
Total skilled nursing revenue	297.95	284.22	292.81	278.95	271.05	258.71	291.81	$281.59

Medicare daily rates at Same Facilities increased by 2.8% compared to the six months ended June 30, 2015. The increase was attributable by a 1.2% net market basket increase, which went into effect in October 2015, compared to a net market basket increase of 2.0%, which went into effect in October 2014. The increase in Medicare daily rates also was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 5.4% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment programs in Utah and Texas and the quality improvement program in California, as well as the add-on to the reimbursement rate.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Revenue:
Medicare	28.0%	31.1%	22.9%	23.8%	32.7%	31.4%	28.2%	29.9%
Managed care	16.5	15.4	27.0	26.0	19.5	9.7	18.4	16.8
Other skilled	7.8	7.0	6.5	4.4	4.3	5.8	7.0	6.5
Skilled mix	52.3	53.5	56.4	54.2	56.5	46.9	53.6	53.2
Private and other payors	7.9	8.0	8.1	8.6	8.5	17.0	8.1	8.5
Quality mix	60.2	61.5	64.5	62.8	65.0	63.9	61.7	61.7
Medicaid	39.8	38.5	35.5	37.2	35.0	36.1	38.3	38.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Days:
Medicare	14.3%	15.6%	12.0%	11.9%	18.0%	18.0%	14.7%	15.1%
Managed care	11.6	10.5	17.0	15.7	12.9	6.1	12.5	11.1
Other skilled	5.0	4.2	5.5	3.8	3.0	2.2	4.7	4.0
Skilled mix	30.9	30.3	34.5	31.4	33.9	26.3	31.9	30.2
Private and other payors	11.9	12.1	10.7	11.9	12.2	23.0	11.8	12.5
Quality mix	42.8	42.4	45.2	43.3	46.1	49.3	43.7	42.7
Medicaid	57.2	57.6	54.8	56.7	53.9	50.7	56.3	57.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$28,324	$21,656	$6,668	30.8%
Hospice services	26,835	16,604	10,231	61.6
Total home health and hospice revenue	$55,159	$38,260	$16,899	44.2%
Home health services:
Medicare Episodic Admissions	4,194	3,415	779	22.8%
Average Medicare Revenue per Completed Episode	$2,937	$2,984	$(47)	(1.6)%
Hospice services:
Average Daily Census	871	552	319	57.8%
Home health and hospice revenue increased $16.9 million, or 44.2%, compared to the six months ended June 30, 2015. Of the $16.9 million increase, Medicare and managed care revenue increased $16.1 million, or 52.2%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of nine home health, hospice and home care operations in five states since January 1, 2015.

Cost of Services (exclusive of losses related to operational closure, rent and depreciation and amortization shown separately)

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2016				2015
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$571,808	$46,390	$18,648	$636,846	$441,841	$31,609	$16,298	$489,748

Consolidated cost of services increased $147.0 million, or 30.0%, compared to the same quarter in the prior year primarily due to acquisitions for all segments, including the All Other category. Cost of services for all acquisitions accounted for 21.2% of consolidated costs of services during the six months ended June 30, 2016 compared to 4.0% in the same period in 2015.

TSA Services

	Six Months Ended June 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$571,808	$441,841	$129,967	29.4%
Revenue percentage	79.8%	78.8%		1.0%

Cost of services related to our TSA services segment increased $130.0 million, or 29.4%, compared to the six months ended June 30, 2016 in the prior year due to additional costs at Recently Acquired Facilities of $103.9 million and organic operational growth. Cost of service increased as a percentage of revenue to 79.8%. The main component of the increase is start-up costs related newly constructed post-acute care campuses and increases in general liability of $5.7 million. Same Facilities cost of services as a percentage of revenue increased to 79.3% from 78.7% during the six months ended June 30, 2015 mainly due to the increase in general liability and health insurance expenses of $4.9 million.

Home Health and Hospice Services

	Six Months Ended June 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$46,390	$31,609	$14,781	46.8%
Revenue percentage	84.1%	82.6%		1.5%

Cost of services related to our home health and hospice services segment increased $14.8 million, or 46.8%, compared to the same quarter in the prior year due to additional costs at agencies acquired during 2016 of $8.2 million and organic operational growth. Cost of services as a percentage of total revenue increased by 1.5% primarily due to costs related to start-up and transitioning operations. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies.

Rent — Cost of Services. Rent — cost of services increased $19.7 million, or 51.8%, to $57.7 million. Rent - cost of service as a percentage of total revenue increased by 1.1% to 7.3%. The additional increase in rent was primarily due to new leases for newly opened and acquired operations.

Losses on operational closure - We recorded charges of $7.9 million related to the close of one facility in February 2016, which represents the present value of rental payments of $6.5 million related to continued obligation under the lease and related closing expenses. These charges did not occurred in 2015.
General and Administrative Expense. General and administrative expense increased $7.3 million, or 24.5%, to $37.0 million. The increase was primarily due to the operational growth during 2016 coupled with an increase in expenses incurred to acquire new operations and additional share-based compensation expense related to the new management subsidiary equity plan. In addition, general and administrative expense decreased slightly as a percentage of revenue by 0.1% to 4.7%.
Depreciation and Amortization. Depreciation and amortization expense increased $5.2 million, or 40.1%, to $18.1 million. Depreciation and amortization expense increased slightly as a percentage of total revenue by 0.2% to 2.3%. This increase was primarily related to the additional depreciation incurred as a result of our newly acquired operations of $3.1 million.
Other Expense, net. Other expense, net increased $1.4 million to $2.3 million. Other expense as a percentage of revenue increased slightly by 0.2% to 0.3%. The increase is due the additional borrowings under the Amended Credit Facility.
Provision for Income Taxes.  The provision for income taxes is based upon our projected income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 38.9% for the six months ended June 30, 2016 compared to 38.8% for the same period in 2015. The effective income tax rate in 2016 included charges related to operational closure at one of our operating facilities.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $56.1 million and $61.0 million for the six months ended June 30, 2016 and 2015, respectively. Total capital expenditures for property and equipment were $36.4 million and $28.8 million for the six months ended June 30, 2016 and 2015, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2016. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2016, we held debt security investments of approximately $34.5 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$36,828	$6,808
Net cash used in investing activities	(99,857)	(89,427)
Net cash provided by financing activities	54,979	82,846
Net (decrease) increase in cash and cash equivalents	(8,050)	227
Cash and cash equivalents at beginning of period	41,569	50,408
Cash and cash equivalents at end of period	$33,519	$50,635
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net cash provided by operating activities for the six months ended June 30, 2016 increased by $30.0 million. The increase was primarily due to the timing in accounts receivable collections and payments of the other operating assets and liabilities such as payment of other accrued expenses.
Net cash used in investing activities in the second quarter of 2016 increased by $10.5 million. The increase was due to the increase in capital expenditures of $7.7 million. The increase in capital expenditures in 2016 resulted from our continued investments to constructing new facilities in existing and new markets and expanding and renovating our existing operations.
Net cash provided by financing activities decreased by $27.8 million. This decrease was primarily due to the repurchases of common stock of $30.0 million during the six months ended June 30, 2016 that did not occur in 2015.
Principal Debt Obligations and Capital Expenditures

Amended Credit Facility with a Lending Consortium Arranged by SunTrust (the Amended Credit Facility)
On February 5, 2016, we amended our existing revolving credit facility with a lending consortium arranged by SunTrust to increase our aggregate principal amount available to $250.0 million (the Amended Credit Facility). Under the Amended Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150.0 million. The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the Amended Credit Facility that will range from 0.3% to 0.5% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and our subsidiaries. Loans made under the Amended Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Amended Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Amended Credit Facility. We are permitted to prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. As of June 30, 2016, our operating subsidiaries had $170.0 million outstanding under the Amended Credit Facility.

The Amended Credit Facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Amended Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2016, we were in compliance with all loan covenants.

On July 19, 2016, we entered into the second amendment to the Amended Credit Facility (Second Amended Credit Facility), which amended the existing credit agreement, dated as of February 5, 2016, to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. Borrowings under the term loan portion of the Second Amended Credit Facility amortized in equal quarterly installments commencing on February 5, 2021, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described above.

As of July 29, 2016, there was approximately $177.0 million outstanding under the Second Amended Credit Facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of June 30, 2016, our operating subsidiaries had $14.3 million outstanding under the mortgage loans and note, of which $0.6 million is classified as short-term and the remaining $13.7 million is classified as long-term.
Contractual Obligations, Commitments and Contingencies
We lease from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing, assisted living and independent living facilities used in our operations under the Master Leases as a result of the tax free spin-off (Spin-Off). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%.

The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.0 million and $28.0 million for the three and six months ended June 30, 2016 and 2015, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2016, we were in compliance with the Master Leases' covenants.
During the first quarter of 2016, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016 or expected to be paid in future periods and will have no material impact on our lease coverage ratios under the Master Leases.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $30.9 million and $58.1 million for the three and six months ended June 30, 2016, respectively, and $19.2 million and $38.3 million for the three and six months ended June 30, 2015, respectively.
Thirty-seven of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of June 30, 2016.
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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had approximately $2.3 million on the Amended Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At June 30, 2016, our subsidiaries had $170.0 million outstanding under the Amended Credit Facility. On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Under the Second Amended Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150.0 million. Borrowings under the Second Amended Credit Facility bear interest, at our option, equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the Second Amended Credit Facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” The loans under the Second Amended Credit Facility matures on February 5, 2021. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the Second Amended Credit Facility.

Our cash and cash equivalents as of June 30, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2016, we held debt security investments of approximately $34.5 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2016 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. By way of recent example, we defended a general/premise liability claim in San Luis Obispo, California, on behalf of an affiliated facility, involving an injury to a non-employee/contractor. We estimate that the settlement relative to this case will be approximately $1.6 million, which was recorded in the condensed consolidated financial statements in the quarter ended June 30, 2016. There will not be a material ongoing adverse effect on our business, financial condition or results of operations in connection with the verdict.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 37.3% and 36.9% of our revenue from the Medicaid program for the three and six months ended June 30, 2016, respectively, and 37.8% and 38.1% of our revenue from the Medicaid program for the three and six months ended June 30, 2015, respectively. We derived 29.1% and 28.9% of our revenue from the Medicare program for the three and six months ended June 30, 2016, respectively, and 30.7% of our revenue from the Medicare program for each of the three and six months ended June 30, 2015, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On July 25, 2016, CMS issued a proposed rule to implement mandatory bundled payment programs for cardiac care and hip/femur procedures. The two new mandatory programs mirror the Bundled Payments for Care Improvement (BPCI) and

Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments would be retrospectively compared against a target price. Similar to CJR, participating hospitals would be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model would be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model would be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. The proposed rule has a tentative start date of July 1, 2017 for a running period of five performance years.
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
On July 29, 2016, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the proposed rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports. The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities.

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

On June 6, 2016, CMS issued proposed changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2017. Under this proposed rule, CMS projects that Medicare payments will be reduced by 1.0%. This decrease reflects a 2.3% reduction in the rebasing adjustments in the home health prospective payment system and a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth, the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the proposed increase to the fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.3%.

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

On July 29, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, hospices will see a 2.1% increase in their payments effective October 1, 2016.  The hospice payment increase will be the net result of 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the Affordable Care Act.  The hospice cap amount for fiscal year 2017 will be increased by 2.1% to $28,404.99, which is equal to the 2016 cap amount of $27,820.75 updated by the FY 2017 hospice payment update percentage of 2.1%. In addition, this rule would propose changes to the hospice quality reporting program, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

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
On April 25, 2016, CMS published a proposed rule laying out the performance standards relating to preventable hospital readmissions from skilled nursing facilities. The proposed rule includes the SNF 30-day All Cause Readmission Measure which assesses the risk-standardized rate of all-cause, all condition, unplanned inpatient hospital readmissions for Medicare fee-for-service SNF patients within 30 days of discharge from admission to an inpatient prospective payment system hospital, CAH or psychiatric hospital. The proposed rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This proposed measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable. This proposed measure is claims-based, requiring no additional data collection or submission burden for SNFs.
In addition, the proposed rule states, beginning in 2019, the achievement performance standard for skilled nursing facilities for quality measures specified under the SNF Value Based Purchasing Program (“SNF VBP”) will be the 25th percentile of national SNF performance on the quality measure during the applicable baseline period. This will affect the value based incentive payments paid to skilled nursing facilities.

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

In some cases, probe reviews can also result in a facility being temporarily placed on prepayment review of reimbursement claims, requiring additional documentation and adding steps and time to the reimbursement process for the affected facility. Failure to meet claim filing and documentation requirements during the prepayment review could subject a facility to an even more intensive “targeted review,” where a corrective action plan addressing perceived deficiencies must be prepared by the facility and approved by the fiscal intermediary. During a targeted review, additional claims are reviewed pre-payment to ensure that the prescribed corrective actions are being followed. Failure to make corrections or to otherwise meet the claim documentation and submission requirements could eventually result in Medicare decertification. None of our operating subsidiaries are in extended prepayment review, although some may be placed on prepayment review in the future. As of June 30, 2016, we have eleven operating subsidiaries that were subject to probe reviews, both pre- and post-payment. Five of these reviews have successfully closed and six are in process.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the six months ended June 30, 2016, we recorded $0.4 million of hospice cap expense.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and six months ended June 30, 2016, 66.4% and 65.8%, respectively, of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the six months ended June 30, 2016, we continued to expand our operations with the addition of eighteen stand-alone skilled nursing operations, three newly constructed post-acute care campus, one home health and two hospice agencies with a total of 2,407 operational skilled nursing beds and 95 operational assisted living units. During the year ended December 31, 2015, we expanded our operations with the addition of 50 stand-alone skilled nursing and assisted living operations, seven home health, hospice and home care operations and three urgent care centers with a total of 2,580 operational skilled nursing beds and 2,391 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 23.3% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of June 30, 2016, we leased 172 of our 206 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

As of June 30, 2016, our operating subsidiaries had $170.0 million outstanding under the Amended Credit Facility. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. We also had other outstanding indebtedness of approximately $14.4 million as of June 30, 2016 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In addition, we had $1.9 billion of future operating lease obligations as of June 30, 2016. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

The information set forth below is included for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of a Current Report on Form 8-K.
On May 26, 2016, the Company adopted the Cornerstone Healthcare, Inc. 2016 Omnibus Incentive Plan (the Subsidiary Plan), which is a management equity plan for a subsidiary of the Company, Cornerstone Healthcare, Inc., a Nevada corporation (Cornerstone or the Subsidiary). The Company also granted stock options and restricted stock awards to employees and management of Cornerstone as well as the following executive officers of the Company: Christopher Christensen, Suzanne Snapper, Barry Port and Chad Keetch.  Under the Subsidiary Plan, the current and future equity awards vest over a period of years or upon the occurrence of certain prescribed events.  The value of the stock options and restricted stock awards is tied to the value of the common stock of the Subsidiary.  Accordingly, these awards only have value to the extent the relevant Cornerstone business appreciates in value above the initial value utilized to determine the exercise price.  Once vested, the awards can be put to the Company for settlement at fair value, beginning six months after the vesting date.  The Company can also call the awards, generally post-employment, for settlement at fair value.  The foregoing summary of the Subsidiary Plan is qualified by reference to the text of the Subsidiary Plan and relevant grant agreements, which are filed herewith as Exhibits 10.2 and 10.3 to this Report and incorporated herein by reference.

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit	Description
10.1
Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 25, 2016)

10.2	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive Plan

10.3	Stockholders Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

August 1, 2016	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

10.1
Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 25, 2016)

10.2	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive Plan

10.3	Stockholders Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)