Form 10-Q
period 2016-09-30
ENSIGN GROUP, INC
filed 2016-11-02
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016.

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2016, 50,682,997 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

Part I. Financial Information

Item 1.        Financial Statements
THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$40,414	$41,569
Accounts receivable—less allowance for doubtful accounts of $36,960 and $30,308 at September 30, 2016 and December 31, 2015, respectively	232,465	209,026
Investments—current	7,511	2,004
Prepaid income taxes	1,325	8,141
Prepaid expenses and other current assets	18,569	18,827
Assets held for sale—current (Note 19)	8,466	—
Total current assets	308,750	279,567
Property and equipment, net	350,255	299,633
Insurance subsidiary deposits and investments	27,655	32,713
Escrow deposits	1,298	400
Deferred tax asset	21,427	20,852
Restricted and other assets	14,869	9,631
Intangible assets, net	42,975	45,431
Goodwill	67,100	40,886
Other indefinite-lived intangibles	19,086	18,646
Total assets	$853,415	$747,759
Liabilities and equity
Current liabilities:
Accounts payable	$38,005	$36,029
Accrued wages and related liabilities	71,597	78,890
Accrued self-insurance liabilities—current	22,076	18,122
Liabilities held for sale—current (Note 19)	1,709	—
Other accrued liabilities	57,531	46,205
Current maturities of long-term debt	8,141	620
Total current liabilities	199,059	179,866
Long-term debt—less current maturities	162,474	99,051
Accrued self-insurance liabilities—less current portion	45,717	37,881
Deferred rent and other long-term liabilities	8,545	3,976
Total liabilities	415,795	320,774

Commitments and contingencies (Notes 16, 18 and 20)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 52,587 and 50,642 shares issued and outstanding at September 30, 2016, respectively, and 51,918 and 51,370 shares issued and outstanding at December 31, 2015, respectively (Note 3)	52	51
Additional paid-in capital (Note 3)	248,785	235,076
Retained earnings	218,887	193,420
Common stock in treasury, at cost, 1,520 and 123 shares at September 30, 2016 and December 31, 2015, respectively (Note 3)	(31,117)	(1,223)
Total Ensign Group, Inc. stockholders' equity	436,607	427,324
Non-controlling interest	1,013	(339)
Total equity	437,620	426,985
Total liabilities and equity	$853,415	$747,759
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$428,065	$351,086	$1,221,816	$968,671
Expense:
Cost of services	348,971	280,545	985,817	770,293
(Gain)/loss related to divestitures (Note 18 and 19)	(2,505)	—	5,430	—
Rent—cost of services (Note 18)	33,342	24,500	91,074	62,531
General and administrative expense	17,306	17,165	54,351	46,917
Depreciation and amortization	10,911	7,288	28,981	20,185
Total expenses	408,025	329,498	1,165,653	899,926
Income from operations	20,040	21,588	56,163	68,745
Other income (expense):
Interest expense	(2,135)	(802)	(4,951)	(2,035)
Interest income	236	242	749	603
Other expense, net	(1,899)	(560)	(4,202)	(1,432)
Income before provision for income taxes	18,141	21,028	51,961	67,313
Provision for income taxes	6,957	7,869	20,124	25,833
Net income	11,184	13,159	31,837	41,480
Less: net income (loss) attributable to noncontrolling interests	29	(313)	184	(351)
Net income attributable to The Ensign Group, Inc.	$11,155	$13,472	$31,653	$41,831
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.22	$0.26	$0.63	$0.84
Diluted	$0.21	$0.25	$0.61	$0.81
Weighted average common shares outstanding:
Basic	50,541	51,144	50,498	49,981
Diluted	52,045	53,070	52,102	51,880

Dividends per share	$0.0400	$0.0375	$0.1200	$0.1125

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$31,837	$41,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,981	20,185
Amortization of deferred financing fees	571	443
Fixed assets impairment	137	—
Write-off of deferred financing fees	321	—
Deferred income taxes	(657)	778
Provision for doubtful accounts	20,070	13,770
Share-based compensation	6,907	4,948
Excess tax benefit from share-based compensation	(2,250)	(2,791)
(Gain)/loss on disposition of property and equipment	(21)	22
Gain on sale of urgent care centers	(2,505)	—
Change in operating assets and liabilities
Accounts receivable	(43,207)	(75,689)
Prepaid income taxes	6,817	(3,801)
Prepaid expenses and other assets	47	(6,932)
Insurance subsidiary deposits and investments	(448)	(10,617)
Losses related to operational closure (Note 18)	7,381	—
Accounts payable	2,155	538
Accrued wages and related liabilities	(6,849)	8,763
Income taxes payable	51	—
Other accrued liabilities	11,734	17,937
Accrued self-insurance liabilities	9,907	3,689
Deferred rent liability	205	577
Net cash provided by operating activities	71,184	13,300
Cash flows from investing activities:
Purchase of property and equipment	(52,273)	(42,300)
Cash payment for business acquisitions	(63,810)	(79,874)
Cash payment for asset acquisitions	(777)	(15,851)
Escrow deposits	(1,298)	(2,310)
Escrow deposits used to fund business acquisitions	400	16,153
Use of restricted cash	—	5,082
Cash received from sale of urgent care centers, net of note receivable	5,952	—
Cash proceeds from the sale of property and equipment and insurance proceeds	391	—
Restricted and other assets	(1,009)	(1,476)
Net cash used in investing activities	(112,424)	(120,576)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 16)	519,000	224,000
Payments on revolving credit facility and other debt (Note 16 and Note 3)	(447,481)	(234,267)
Proceeds from common stock offering (Note 3)	—	112,078
Issuance costs in connection with common stock offering (Note 3)	—	(5,961)
Issuance of treasury stock upon exercise of options	106	16
Issuance of common stock upon exercise of options	5,537	3,828
Repurchase of shares of common stock (Note 3)	(30,000)	—
Dividends paid	(6,131)	(5,559)
Excess tax benefit from share-based compensation	2,332	2,802
Payments of deferred financing costs	(3,278)	—
Net cash provided by financing activities	40,085	96,937
Net decrease in cash and cash equivalents	(1,155)	(10,339)
Cash and cash equivalents beginning of period	41,569	50,408
Cash and cash equivalents end of period	$40,414	$40,069
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,054	$1,967
Income taxes	$11,552	$26,002
Non-cash financing and investing activity:
Accrued capital expenditures	$4,168	$4,084
Note receivable from sale of urgent care centers	$700	$—
Refundable deposits assumed as part of business acquisition	$—	$3,488
Debt assumed as part of asset acquisition	$—	$11,699

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum as well as, urgent care centers and other ancillary businesses. As of September 30, 2016, the Company operated 209 facilities, 38 home health, hospice and home care agencies, 14 urgent care centers and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, urgent care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 22,400 operational skilled nursing, assisted living and independent living beds. As of September 30, 2016, the Company owned 35 of its 209 affiliated facilities and leased an additional 174 facilities through long-term lease arrangements, and had options to purchase 24 of those 174 facilities. As of December 31, 2015, the Company owned 32 of its 186 affiliated facilities and leased an additional 154 facilities through long-term lease arrangements, and had options to purchase 20 of those 154 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material at September 30, 2016.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2016, the Company completed the sale of its three urgent care centers in Colorado for $7,392. On September 27, 2016, the Company agreed to terms to sell its remaining fourteen urgent care centers in Washington. The sale of the Washington clinics is expected to close in December 2016. Certain asset and liabilities included in the sale of the urgent care centers in Washington have been presented as held for sale in the accompanying condensed consolidated balance sheets as of September 30, 2016. The sale transactions do not meet the criteria of discontinued operations as they do not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.
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

Reclassifications - Prior period results reflect reclassifications, for comparative purposes, related to the early adoption of authoritative guidance for the presentation of deferred taxes. Deferred tax assets have been presented on the balance sheets as a non-current asset for all periods presented. Historically, these assets were classified as either current or non-current assets, as applicable.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, allowance for doubtful accounts, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities and income taxes. Actual results could differ from those estimates.

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
Revenue from the Medicare and Medicaid programs accounted for 66.6% and 66.1% of the Company's revenue for the three and nine months ended September 30, 2016, respectively, and 66.7% and 68.0% for the three and nine months ended September 30, 2015, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and nine months ended September 30, 2016 and 2015.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and did not record impairment charges during the three months ended September 30, 2016 or the three and nine months ended September 30, 2015. We recorded an impairment charge of $137 related to the closure of one facility during the first quarter of 2016.
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
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $36,396 and $29,772 as of September 30, 2016 and December 31, 2015, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $20,328 and $18,276 as of September 30, 2016 and December 31, 2015, respectively.
In addition, the Company has recorded an asset and equal liability of $4,764 and $2,881 at September 30, 2016 and December 31, 2015, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $6,305 and $5,074 as of September 30, 2016 and December 31, 2015, respectively.
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

Income Taxes — Deferred tax assets have been presented on the balance sheet as a non-current asset for all periods presented related to the early adoption of authoritative guidance for the presentation of deferred taxes. Historically, these assets were classified as either current or non-current assets, as applicable. There is no effect on the condensed consolidated statements of income or condensed consolidated statements of cash flow.

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

For interim reporting purposes, the provision for income taxes is determined based on the estimated annual effective income tax rate applied to pre-tax income, adjusted for certain discrete items occurring during the period. In determining the effective income tax rate for interim financial statements, the Company must consider expected annual income, permanent differences between financial reporting and tax recognition of income or expense and other factors. When the Company takes uncertain income tax positions that do not meet the recognition criteria, it records a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, the Company considers the potential outcomes from a review of the positions by the taxing authorities.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards Adopted by the Company:

In November 2015, the FASB issued updated guidance requiring all deferred tax assets and liabilities be presented as non-current. The Company early adopted this guidance in the first quarter of fiscal year 2016, retrospectively. The Company has classified deferred tax amounts as non-current assets in the condensed consolidated balance sheet for all periods presented. There was no effect on the condensed consolidated statements of income or statement of cash flows. See the Condensed Consolidated Balance Sheets.

In April 2015, the FASB issued updated guidance requiring debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The new standard was effective for the Company in the first quarter of fiscal year 2016. The Company adopted this amendment during the first quarter of 2016. See Note 16, Debt to the Condensed Consolidated Financial Statements.

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The new standard was effective for the Company in the first quarter of fiscal year 2016. The adoption of this standard did not have a material effect on the Company's financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

In August 2016, the FASB issued amended authoritative guidance to reduce the diversity in practice related to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new provisions target cash flow issues related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of debt instruments with coupon rates that are insignificant relative to effective interest rates, (iii) contingent consideration payments made after a business combination, (iv) proceeds from settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance and bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. This guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued its standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual periods beginning after December 15,

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016, which will be the Company's fiscal year 2017, with early adoption permitted. The Company is evaluating the impact of the standard, but believes the final result will be a decrease in income tax expense and an increase in diluted share counts and net cash provided by operating activities.

In March 2016, the FASB issued authoritative guidance that eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under the new guidance, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. Under the new guidance, an entity will still need to evaluate whether it is possible that the counterparty will perform under the contract as part of the assessment for hedge accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (1) require equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (4) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, which will be the Company's fiscal year 2018. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. COMMON STOCK

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

On November 4, 2015 and February 9, 2016, the Company announced that its Board of Directors authorized two stock repurchase programs, under which the Company may repurchase up to $15,000 of its common stock under each program for a period of 12 months. Under these programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2016, the Company repurchased 1,452 shares of its common stock for a total of $30,000 and the repurchase programs expired upon the repurchase of the full authorized amount under the plans. The Company did not have stock repurchase programs in place during the three months ended September 30, 2016 or during the three and nine months ended September 30, 2015.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$11,184	$13,159	$31,837	$41,480
Less: net income (loss) attributable to noncontrolling interests	29	(313)	184	(351)
Net income attributable to The Ensign Group, Inc.	$11,155	$13,472	$31,653	$41,831

Denominator:
Weighted average shares outstanding for basic net income per share	50,541	51,144	50,498	49,981
Basic net income per common share attributable to The Ensign Group, Inc.	$0.22	$0.26	$0.63	$0.84

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$11,184	$13,159	$31,837	$41,480
Less: net income (loss) attributable to noncontrolling interests	29	(313)	184	(351)
Net income attributable to The Ensign Group, Inc.	$11,155	$13,472	$31,653	$41,831

Denominator:
Weighted average common shares outstanding	50,541	51,144	50,498	49,981
Plus: incremental shares from assumed conversion (1)	1,504	1,926	1,604	1,899
Adjusted weighted average common shares outstanding	52,045	53,070	52,102	51,880
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.21	$0.25	$0.61	$0.81
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 944 and 808 for the three and nine months ended September 30, 2016, respectively, and 439 and 201 for the three and nine months ended September 30, 2015, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$40,414	$—	$—	$41,569	$—	$—

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

Debt Security Investments - Held to Maturity

At September 30, 2016 and December 31, 2015, the Company had approximately $35,166 and $34,717, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2016, the debt security investments were held in AA, A and BBB+ rated debt securities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2016 and 2015 is summarized in the following tables:

	Three Months Ended September 30,
	2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$140,487	32.8%	$114,106	32.5%
Medicare	122,292	28.6	101,212	28.8
Medicaid — skilled	22,172	5.2	18,924	5.4
Total Medicaid and Medicare	284,951	66.6	234,242	66.7
Managed care	67,381	15.7	54,411	15.5
Private and other payors(1)	75,733	17.7	62,433	17.8
Revenue	$428,065	100.0%	$351,086	100.0%
(1) Private and other payors also includes revenue from all payors generated in urgent care centers and other ancillary services.

	Nine Months Ended September 30,
	2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$390,825	32.0%	$316,608	32.7%
Medicare	352,013	28.8	290,964	30.0
Medicaid — skilled	64,499	5.3	51,206	5.3
Total Medicaid and Medicare	807,337	66.1	658,778	68.0
Managed care	197,102	16.1	148,374	15.3
Private and other payors(1)	217,377	17.8	161,519	16.7
Revenue	$1,221,816	100.0%	$968,671	100.0%
(1) Private and other payors also includes revenue from all payors generated in urgent care centers and other ancillary services.

Accounts receivable as of September 30, 2016 and December 31, 2015 is summarized in the following table:

	September 30, 2016	December 31, 2015
Medicaid	$106,457	$90,677
Managed care	61,901	56,411
Medicare	52,562	49,970
Private and other payors	48,505	42,276
	269,425	239,334
Less: allowance for doubtful accounts	(36,960)	(30,308)
Accounts receivable, net	$232,465	$209,026

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. BUSINESS SEGMENTS

The Company has two reportable operating segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted and independent living facilities and is the largest portion of the Company's business, and (2) home health and hospice services, which includes the Company's home health, home care and hospice businesses. The Company's Chief Executive Officer, who is the chief operating decision maker, or CODM, reviews financial information at the operating segment level.

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

As of September 30, 2016, TSA services included 209 wholly-owned affiliated skilled nursing facilities that provide skilled nursing and rehabilitative care services, as well as wholly-owned affiliated assisted and independent living facilities that provide room and board and social services. Home health, home care and hospice services were provided to patients through the Company's 38 agencies. The Company's urgent care services, which is included in the "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. See also Note 19, Divestitures for further information relating to the sale of urgent care centers. As of September 30, 2016, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended September 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$137,929	$2,558	$—	$140,487	32.8%
Medicare	101,655	20,637	—	122,292	28.6
Medicaid-skilled	22,172	—	—	22,172	5.2
Subtotal	261,756	23,195	—	284,951	66.6
Managed care	62,806	4,575	—	67,381	15.7
Private and other	64,001	1,750	9,982	75,733	17.7
Total revenue	$388,563	$29,520	$9,982	$428,065	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$111,613	$2,493	$—	$114,106	32.5%
Medicare	83,410	17,802	—	101,212	28.8
Medicaid-skilled	18,924	—	—	18,924	5.4
Subtotal	213,947	20,295	—	234,242	66.7
Managed care	51,099	3,312	—	54,411	15.5
Private and other	52,115	1,643	8,675	62,433	17.8
Total revenue	$317,161	$25,250	$8,675	$351,086	100.0%

	Nine Months Ended September 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$382,981	$7,844	$—	$390,825	32.0%
Medicare	292,483	59,530	—	352,013	28.8
Medicaid-skilled	64,499	—	—	64,499	5.3
Subtotal	739,963	67,374	—	807,337	66.1
Managed care	184,466	12,636	—	197,102	16.1
Private and other	180,641	4,669	32,067	217,377	17.8
Total revenue	$1,105,070	$84,679	$32,067	$1,221,816	100.0%

	Nine Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Total Revenue	Revenue %
Medicaid	$309,781	$6,827	$—	$316,608	32.7%
Medicare	246,931	44,033	—	290,964	30.0
Medicaid-skilled	51,206	—	—	51,206	5.3
Subtotal	607,918	50,860	—	658,778	68.0
Managed care	140,447	7,927	—	148,374	15.3
Private and other	129,206	4,722	27,591	161,519	16.7
Total revenue	$877,571	$63,509	$27,591	$968,671	100.0%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended September 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$388,563	$29,520	$9,982		$428,065
Intersegment revenue (1)	694	—	574	(1,268)	—
Total revenue	$389,257	$29,520	$10,556	$(1,268)	$428,065
Segment income (loss) (2)	$31,807	$4,499	$(16,266)	$—	$20,040
Interest expense, net of interest income					(1,899)
Income before provision for income taxes					$18,141
Depreciation and amortization	$8,680	$215	$2,016	$—	$10,911

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice businesses. General and administrative expense is included in "All Other" category.

	Three Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$317,161	$25,250	$8,675		$351,086
Intersegment revenue (1)	694	—	246	(940)	—
Total revenue	$317,855	$25,250	$8,921	$(940)	$351,086
Segment income (loss) (2)	$36,226	$4,067	$(18,705)	$—	$21,588
Interest expense, net of interest income					(560)
Income before provision for income taxes					$21,028
Depreciation and amortization	$5,542	$258	$1,488	$—	$7,288

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice businesses. General and administrative expense is included in "All Other" category.

	Nine Months Ended September 30, 2016
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,105,070	$84,679	$32,067		$1,221,816
Intersegment revenue (1)	2,185	—	1,539	(3,724)	—
Total revenue	$1,107,255	$84,679	$33,606	$(3,724)	$1,221,816
Segment income (loss) (2)	$98,761	$12,024	$(54,622)	$—	$56,163
Interest expense, net of interest income					(4,202)
Income before provision for income taxes					$51,961
Depreciation and amortization	$22,757	$711	$5,513	$—	$28,981

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice businesses. General and administrative expense is included in "All Other" category.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2015
	TSA Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$877,571	$63,509	$27,591		$968,671
Intersegment revenue (1)	1,741	—	637	(2,378)	—
Total revenue	$879,312	$63,509	$28,228	$(2,378)	$968,671
Segment income (loss) (2)	$108,592	$9,738	$(49,585)	$—	$68,745
Interest expense, net of interest income					(1,432)
Income before provision for income taxes					$67,313
Depreciation and amortization	$15,368	$703	$4,114	$—	$20,185

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for TSA services and home health and hospice businesses. General and administrative expense is included in "All Other" category.

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
During the nine months ended September 30, 2016, the Company expanded its operations with the addition of two home health agencies and four hospice agencies. In addition, the Company acquired nineteen stand-alone skilled nursing operations through purchases, a long-term master lease agreement and a sub-lease agreement. As part of this acquisition, the Company acquired the real estate at three of the skilled nursing operations and entered into long term leases for sixteen skilled nursing operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company has also invested in new ancillary services that are complementary to its existing TSA services and home health and hospice businesses. The aggregate purchase price for these acquisitions for the nine months ended September 30, 2016 was $64,021. The expansion of skilled nursing operations added 2,336 operational skilled nursing beds and thirteen operational assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The Company's operating subsidiaries opened five newly constructed post-acute care campuses under long-term lease agreements, which added 386 operational skilled nursing beds and 160 operational assisted living units, operated by the Company's operating subsidiaries.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the nine months ended September 30, 2016 and 2015:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2016	2015
Land	$1,054	$10,879
Building and improvements	21,063	48,822
Equipment, furniture, and fixtures	8,265	3,032
Assembled occupancy	1,299	697
Definite-lived intangible assets	363	360
Goodwill	30,343	9,467
Favorable leases	393	10,201
Other indefinite-lived intangible assets	1,241	5,355
Total acquisitions	$64,021	$88,813

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$429,305	$394,281	$1,283,095	$1,098,578
Net income attributable to The Ensign Group, Inc.	11,171	13,502	32,036	42,150
Diluted net income per common share	$0.21	$0.25	$0.61	$0.81
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

The foregoing unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue generated during the three and nine months ended September 30, 2016, by individually immaterial business acquisitions completed through the issuance date of the Interim Financial Statements

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $1,240 and $61,279, respectively, and $43,195 and $129,907 for the three and nine months ended September 30, 2015, respectively. Included in the table above are pro forma income generated during the three and nine months ended September 30, 2016, by individually immaterial business acquisitions completed through the issuance date of the financial statements of $16 and $383, respectively, and $30 and $319, for the three and nine months ended September 30, 2015, respectively.

10. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	September 30, 2016	December 31, 2015
Land	$43,075	$41,451
Buildings and improvements	178,542	151,434
Equipment	149,872	114,752
Furniture and fixtures	5,692	5,504
Leasehold improvements	75,328	68,405
Construction in progress	2,262	781
	454,771	382,327
Less: accumulated depreciation	(104,516)	(82,694)
Property and equipment, net	$350,255	$299,633

See Note 8, Acquisitions for information on acquisitions during the nine months ended September 30, 2016.

11. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	September 30, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	24.7	$483	$(73)	$410	$604	$(577)	$27
Favorable leases	28.0	43,248	(4,923)	38,325	43,248	(2,923)	40,325
Assembled occupancy	0.3	1,897	(1,877)	20	4,779	(4,476)	303
Facility trade name	30.0	733	(263)	470	733	(244)	489
Customer relationships	18.4	4,933	(1,183)	3,750	5,300	(1,013)	4,287
Total		$51,294	$(8,319)	$42,975	$54,664	$(9,233)	$45,431

Amortization expense was $1,429 and $3,926 for the three and nine months ended September 30, 2016, respectively, and $987 and $2,805 for the three and nine months ended September 30, 2015, respectively. Of the $3,926 in amortization expense incurred during the nine months ended September 30, 2016, approximately $1,583 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. In addition, the Company identified intangible assets that have become fully amortized during the year and removed the fully amortized balances from the gross asset and accumulated amortization amounts.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2016 (remainder)	$2,261
2017	2,989
2018	2,989
2019	2,667
2020	2,211
2021	2,161
Thereafter	27,697
$42,975

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

The following table represents activity in goodwill by segment as of and for the nine months ended September 30, 2016:

	Goodwill
	TSA Services	Home Health and Hospice Services	All Other	Total
January 1, 2016	$17,759	$16,102	$7,025	$40,886
Less: Dispositions	—	—	$(2,512)	$(2,512)
Reclass to held for sale	—	—	$(1,591)	$(1,591)
Purchase price adjustment	—	—	(26)	(26)
	17,759	16,102	2,896	36,757
Additions	26,415	1,799	2,129	30,343
September 30, 2016	$44,174	$17,901	$5,025	$67,100

As of September 30, 2016, the Company anticipates that total goodwill recognized will be fully deductible for tax purposes. See further discussion of goodwill acquired at Note 8, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	September 30, 2016	December 31, 2015
Trade name	$1,146	$1,915
Medicare and Medicaid licenses	17,940	16,731
	$19,086	$18,646

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2016	December 31, 2015
Debt issuance costs, net	$3,832	$2,021
Long-term insurance losses recoverable asset	4,764	2,881
Deposits with landlords	4,617	3,969
Capital improvement reserves with landlords and lenders	956	760
Note receivable from sale of urgent care centers	700	—
Restricted and other assets	$14,869	$9,631
Included in restricted and other assets as of September 30, 2016 are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
Quality assurance fee	$5,917	$6,120
Refunds payable	16,701	13,252
Deferred revenue	8,461	6,696
Cash held in trust for patients	2,491	3,016
Resident deposits	5,843	5,884
Dividends payable	2,051	2,072
Property taxes	9,267	4,230
Charges related to operational closure	1,979	—
Other	4,821	4,935
Other accrued liabilities	$57,531	$46,205
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments and duplicate payments from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

15. INCOME TAXES
The Company is not currently under examination by any major income tax jurisdiction. During 2016, the statutes of limitations will lapse on the Company's 2012 Federal tax year and certain 2011 and 2012 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three and nine months ended September 30, 2016 or 2015.
The Company recorded total pre-tax losses related to the closure of one facility in the first quarter of 2016 for a total amount of $7,935. The Company recorded estimated tax benefits of $3,076 for the nine months ended September 30, 2016 related to the losses. Similar charges did not occur during the three months ended September 30, 2016 or the three and nine months ended September 30, 2015. See Note 18, Leases.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. DEBT
Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
Term loan with SunTrust, interest payable quarterly	$150,000	$—
Credit facility with SunTrust	7,000	85,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	14,190	14,671
	171,190	99,671
Less current maturities	(8,141)	(620)
Less debt issuance costs	(575)	—
	$162,474	$99,051

Second Amended Credit Facility with a Lending Consortium Arranged by SunTrust (the Second Amended Credit Facility)
On July 19, 2016, the Company entered into the second amendment to the credit facility (Second Amended Credit Facility), which amended the existing credit agreement to increase the aggregate principal amount up to $450,000. The Second Amended Credit Facility comprised of a $300,000 revolving credit facility and a $150,000 term loan. Borrowings under the term loan portion of the Second Amended Credit Facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

On February 5, 2016, the Company amended its existing revolving credit facility with a lending consortium arranged by SunTrust to increase its aggregate principal amount available to $250,000 (the Amended Credit Facility). Under the credit facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150,000. The interest rates applicable to loans under the credit facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company will pay a commitment fee on the unused portion of the commitments under the credit facility that will range from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is permitted to prepay all or any portion of the loans under the credit facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The credit facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the credit facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2016, the Company's operating subsidiaries had $157,000 outstanding under the credit facility. The outstanding balance on the on the term loan was $150,000, of which $7,500 is classified as short-term and the remaining $142,500 is classified as long-term. The outstanding balance on the revolving credit facility was $7,000, which is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2016.

As of October 31, 2016, there was approximately $157,000 outstanding under the credit facility.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of September 30, 2016, the Company's operating subsidiaries had $14,190 outstanding under the mortgage loans and note, of which $641 is classified as short-term and the remaining $13,549 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2016.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had approximately $2,310 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
All per share amounts and numbers of common shares outstanding presented below reflect the two-for-one stock split that was effected in the fourth quarter of 2015. See further details in Note 2, Summary of Significant Accounting Policies.
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
Stock Options
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 3,166 as of September 30, 2016.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 397 options and 260 restricted stock awards from the 2007 Plan during the nine months ended September 30, 2016 .

The Company used the following assumptions for stock options granted during the three months ended September 30, 2016 and 2015:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2016	109	1.29%	6.3 years	35.9%	0.84%
2015	219	1.82%	6.5 years	38.0%	0.58%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2016 and 2015:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2016	397	1.37%	6.3 years	38.3%	0.80%
2015	513	1.68%	6.5 years	40.3%	0.61%

For the nine months ended September 30, 2016 and 2015, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2016	397	$19.49	$7.13
2015	513	$23.71	$9.41

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2016 and 2015 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2016	5,448	$10.36	2,526	$6.35
Granted	397	19.49
Forfeited	(110)	14.02
Exercised	(477)	6.54
September 30, 2016	5,258	$11.33	2,732	$7.91

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2016:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	446	661	2	446
2009	4.06	-	4.56	594	1,273	3	594
2010	4.77	-	4.96	158	382	4	158
2011	5.90	-	7.99	181	612	5	151
2012	6.56	-	7.96	541	1,999	6	362
2013	7.98	-	11.49	639	3,117	7	312
2014	10.55	-	18.94	1,714	9,684	8	611
2015	21.47	-	25.24	598	5,426	9	98
2016	18.79	-	19.89	387	2,758	10	—
Total				5,258	$25,912		2,732
Restricted Stock Awards
The Company granted 47 and 260 restricted stock awards during the three and nine months ended September 30, 2016, respectively. The Company granted 95 and 276 restricted stock awards during the three and nine months ended September 30,

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2016 ranged from $18.79 to $23.23.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2016 and changes during the nine months ended September 30, 2016 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	425	$19.79
Granted	260	20.74
Vested	(247)	19.80
Forfeited	(13)	20.76
Nonvested at September 30, 2016	425	$20.34

During the three and nine months ended September 30, 2016, the Company granted 8 and 24 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $21.26 to $23.23 based on the market price on the grant date.

Total share-based compensation expense recognized for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based compensation expense related to stock options	$1,134	$999	$3,637	$3,120
Share-based compensation expense related to restricted stock awards	601	542	1,801	1,392
Share-based compensation expense related to stock awards to non-employee directors	166	181	485	436
Total	$1,901	$1,722	$5,923	$4,948

In future periods, the Company expects to recognize approximately $14,065 and $7,595 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2016. Future share-based compensation expense will be recognized over 3.2 and 3.5 weighted average years for unvested options and restricted stock awards, respectively. There were 2,526 unvested and outstanding options at September 30, 2016, of which 2,377 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2016 was 6.2 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the nine months ended September 30, 2016 and as of and for the twelve months ended December 31, 2015 is as follows:

Options	September 30, 2016	December 31, 2015
Outstanding	$48,190	$67,508
Vested	33,737	41,128
Expected to vest	13,174	23,508
Exercisable	6,662	8,709
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
The grant-date fair value of the 2016 awards is $4,623, which will be recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and nine months ended September 30, 2016, the Company expensed $341 and $984 in share-based compensation related to the Subsidiary Equity Plan, respectively. There was no expense incurred for the three and nine months ended September 30, 2015 as the plan was implemented in the second quarter of 2016.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at September 30, 2016 is 236. There was no comparable amount at September 30, 2015 as the plan was implemented in the second quarter of 2016.

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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,116 and $42,155 for the three and nine months ended September 30, 2016, respectively, and $14,000 and $42,000 for the three and nine months ended September 30, 2015, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of September 30, 2016.
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
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $33,507 and $91,558 for the three and nine months ended September 30, 2016, respectively, and $24,614 and $62,876 for the three and nine months ended September 30, 2015, respectively.
Future minimum lease payments for all leases as of September 30, 2016 are as follows:

Year	Amount
2016 (remainder)	36,707
2017	136,006
2018	142,976
2019	142,512
2020	141,655
2021	140,938
Thereafter	1,164,297
$1,905,091
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
In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of September 30, 2016.

19. DIVESTITURES

In July 2016, the Company completed the sale of three urgent care centers in Colorado for $7,392. As a result of the sale, the Company recognized a pretax gain of $2,505, which is included in operating income. The sale of this investment supports the Company's increased focus on growth opportunities in its businesses.

On September 27, 2016, the Company agreed to terms to sell its remaining fourteen urgent care centers in Washington. The sale of the remaining urgent care centers is expected to close in the fourth quarter of 2016. Certain asset and liabilities included in the sale of the remaining fourteen urgent care centers have been presented as held for sale in the accompanying condensed consolidated balance sheets as of September 30, 2016. Upon the disposition of the clinics, the Company will no longer be the primary beneficiary and the variable interest entities associated with the urgent care operations will be deconsolidated from the Company's consolidated financial statements at December 31, 2016. At deconsolidation, the Company anticipates that it will eliminate intercompany balances that previously existed.  The Company is estimating a gain of approximately $12,000, net of tax, on the fourteen urgent care centers divestiture. The estimated gain is subject to change and will be reflected in the results for the fourth quarter of fiscal year 2016.

Neither transaction meets the criteria of a discontinued operation as they do not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Assets and liabilities held for sale consist of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2016
Assets
Accounts receivable	$80
Prepaid expenses and other current assets	173
Property and equipment, net	6,194
Restricted and other assets	132
Intangibles assets, net	296
Goodwill	1,591
Total assets held for sale-current	$8,466

Liabilities
Accounts payable	$91
Accrued wages and related liabilities	246
Other accrued liabilities	299
Deferred rent and other long-term liabilities	1,073
Total liabilities held for sale-current	$1,709

There were no assets or liabilities held for sale as of December 31, 2015.

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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of the Company's competitors. The Company expects the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.
The Company has in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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

Other claims and suits continue to be filed against the Company and other companies in its industry.  By way of recent example, a general/premises liability lawsuit was filed against one of the Company’s independent operating entities in San Luis Obispo, California, in connection with an alleged injury to a non-employee/contractor. The Company estimates that the resolution of this case will be approximately $1,900, which was recorded in the condensed consolidated financial statements in the second and third quarter of 2016. Further, another one of the Company’s independent operating entities was sued on allegations of professional negligence, which claim was recently settled. The Company estimated that the costs associated with the settlement of this second matter will be approximately $2,800, which was recorded in the condensed consolidated financial statements in the quarter ended September 30, 2016. There will not be a material ongoing adverse effect on the Company's business, financial condition or results of operations in connection with the resolution of these matters.

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. During the nine months ended September 30, 2016, sixteen of our operating subsidiaries have been subject to

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probe reviews, both pre- and post-payment. Six of these reviews have successfully closed as of September 30, 2016. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period.
None of the Company's operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future. As of September 30, 2016, the Company has ten operating subsidiaries that are currently under probe review.

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 59.0% and 58.8% of its total accounts receivable as of September 30, 2016 and December 31, 2015, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 66.6% and 66.1% of the Company's revenue for the three and nine months ended September 30, 2016, respectively, and 66.7% and 68.0% for the three and nine months ended September 30, 2015, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of October 31, 2016, the Company had approximately $1,100 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as urgent care centers and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice, urgent care and other ancillary services. As of September 30, 2016, we offered skilled nursing, assisted living and rehabilitative care services through 209 skilled nursing and assisted living facilities across 13 states. Of the 209 facilities, we owned 35 and operated an additional 174 facilities under long-term lease arrangements, and had options to purchase 24 of those 174 facilities. Our home health and hospice business provides home health, hospice and home care services from 38 agencies across nine states. Our 14 urgent care centers and ancillary operations are located in Arizona, California, Utah and Washington.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2016:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	35	24	150	209
Percentage of total	16.7%	11.5%	71.8%	100.0%
Operational skilled nursing, assisted living and independent living beds	3,821	1,843	16,713	22,377
Percentage of total	17.1%	8.2%	74.7%	100.0%

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
Recent Activities
Urgent care sale - In July 2016, we completed the sale of our three urgent care centers in Colorado for $7.4 million. As a result of the sale, we recognized a pretax gain of approximately $2.5 million, which is included in operating income. On September 27, 2016, we agreed to terms to sell our remaining fourteen urgent care centers in Washington. The sale of the remaining urgent care centers is expected to close in December 2016. We are estimating a gain of approximately $12.0 million, net of tax, on the fourteen urgent care centers divestiture. The estimated gain is subject to change and will be reflected in the results for the fourth quarter of fiscal year 2016.
Second Amended Credit Agreement - On July 19, 2016, we entered into the second amendment to our credit facility (Second Amended Credit Facility), which amended the existing credit agreement, dated as of February 5, 2016, to increase the aggregate principal amount up to $450.0 million, comprising of a $300.0 million revolving credit facility and a $150.0 million term loan.
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
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds located at our facilities as of September 30, 2016:

	CA	TX	AZ	WI	UT	CO	WA	ID	NE	IA	SC	KS	NV	Total
Cumulative number of skilled nursing, assisted and independent living operations	48	47	28	17	15	11	10	9	7	5	4	5	3	209
Cumulative number of operational skilled nursing, assisted living and independent living beds/units	4,989	5,698	4,284	899	1,613	870	943	719	662	356	426	614	304	22,377
As of September 30, 2016, we provided home health and hospice services through our 38 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.

During the nine months ended September 30, 2016, we expanded our operations with the addition of two home health agencies and four hospice agencies. In addition, we acquired nineteen stand-alone skilled nursing operations through purchases, a long-term master lease agreement and a sub-lease agreement. As part of this acquisition, we acquired the real estate at three of the skilled nursing operations and entered into long term leases for sixteen skilled nursing operations. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. We also have invested in new ancillary services that are complementary to our existing TSA services and home health and hospice businesses. The aggregate purchase price for these acquisitions for the nine months ended September 30, 2016 was $64.0 million. The expansion of skilled nursing operations added 2,336 operational skilled nursing beds operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
Our operating subsidiaries opened five newly constructed post-acute care campuses under long-term lease agreements, which added 386 operational skilled nursing beds and 160 operational assisted living units, operated by our operating subsidiaries.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Skilled Mix:
Days	30.0%	30.2%	31.2%	30.2%
Revenue	51.3%	52.5%	52.8%	52.9%
Quality Mix:
Days	43.1%	42.0%	43.5%	42.5%
Revenue	60.2%	60.5%	61.2%	61.3%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Occupancy:
Operational beds at end of period	22,377	18,737	22,377	18,737
Available patient days	2,055,429	1,690,881	5,763,567	4,495,810
Actual patient days	1,551,461	1,317,323	4,393,965	3,515,719
Occupancy percentage (based on operational beds)	75.5%	77.9%	76.2%	78.2%

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Home health services:
Medicare Episodic Admissions	2,040	1,856	6,234	5,343
Average Medicare Revenue per Completed Episode	$2,978	$2,920	$2,955	$2,960
Hospice services:
Average Daily Census	907	764	881	622

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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2016
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$135,638	$2,291	$1,007	$1,551	$—		$140,487	32.8%
Medicare	101,655	—	8,420	12,217	—		122,292	28.6
Medicaid-skilled	22,172	—	—	—	—		22,172	5.2
Subtotal	259,465	2,291	9,427	13,768	—		284,951	66.6
Managed care	62,806	—	4,417	158	—		67,381	15.7
Private and other	35,044	28,957	1,685	65	9,982	(1)	75,733	17.7
Total revenue	$357,315	$31,248	$15,529	$13,991	$9,982		$428,065	100.0%
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

	Nine Months Ended September 30, 2016
	TSA Services		Home Health and Hospice Services		All Other
	Skilled Nursing Facilities	Assisted and Independent Living Facilities	Home Health Services	Hospice Services	Other Services		Total Revenue	Revenue %
Medicaid	$376,208	$6,773	$3,149	$4,695	$—		$390,825	32.0%
Medicare	292,483	—	24,151	35,379	—		352,013	28.8
Medicaid-skilled	64,499	—	—	—	—		64,499	5.3
Subtotal	733,190	6,773	27,300	40,074	—		807,337	66.1
Managed care	184,466	—	12,045	591	—		197,102	16.1
Private and other	95,290	85,351	4,507	162	32,067	(1)	217,377	17.8
Total revenue	$1,012,946	$92,124	$43,852	$40,827	$32,067		$1,221,816	100.0%
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

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of September 30, 2016. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of September 30, 2016, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. We derive substantially all of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

Beginning January 1, 2016, the Centers for Medicare & Medicaid Services (CMS) provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, Medicare is also reimbursing for a service intensity add-on (SIA). The SIA is based on visits made in the last seven days of life by a registered nurse (RN) or medical social worker (MSW) for patients in a routine level of care.

Other

We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provide daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In July 2016, we completed the sale of our three urgent care centers in Colorado for $7.4 million. On September 27, 2016, we agreed to terms to sell the remaining fourteen urgent care centers in Washington. The closing of the transaction is expected to take place in the fourth quarter of 2016. As of September 30, 2016, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies Update

There have been no significant changes during the three months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.
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

•
Accountable Care Organizations and Reimbursement Reforms. A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization (ACO) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS is implementing demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 was reached in January 2016.

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
On October 4, 2016, CMS released a final rule that reforms the requirements for long-term care (LTC) facilities, specifically skilled nursing facilities (SNFs) and nursing facilities (NFs), to participate in the Medicare and Medicaid programs. The regulations have not been updated since 1991 and have been revised to improve quality of life, care and services in LTC facilities, optimize resident safety, reflect current professional standards and improve the logical flow of the regulations. The regulations are effective November 28, 2016 and will be implemented in three phases. The first phase is effective November 28, 2016, the second phase is effective November 28, 2017 and the phase third becomes effective November 28, 2019.
A few highlights from the new regulation include the following:

•
investigate and report all allegations of abusive conduct, and are unable to employ individuals who have had a disciplinary action taken against their professional license by a state licensure body as a result of a finding of abuse, neglect, mistreatment of residents or misappropriation of their property;

•	document a transfer or discharge in the medical record and exchange certain information to a receiving provider or facility when a resident is transferred;

•
develop and implement a baseline care plan for each resident within 48 hours of their admission that includes instructions to provide effective and person-centered care that meets professional standards of quality care;

•	develop and implement a discharge planning process that prepares residents to be active partners in post-discharge care;

•	provide the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being;

•	add a competency requirement for determining the sufficiency of nursing staff;

•	have their pharmacists review a resident’s medical chart during each monthly drug regiment review;

•	not charge a Medicare resident for loss or damage of dentures;

•	provide each resident with a nourishing, palatable and well-balanced diet;

•	conduct, document and annually review a facility-wide assessment to determine what resources are necessary to care for its residents;

•	not enter into a binding arbitration agreement until after a dispute arises between the parties;

•	develop, implement and maintain an effective comprehensive, data-driven quality assurance and performance improvement program;

•	develop an Infection Prevention and Control Program; and

•	have their operating organization have in effect a compliance and ethics program.
CMS estimates that the average cost per facility for compliance with the new rule to be approximately $62,900 in the first year and approximately $55,000 in subsequent years. However, these amounts vary per organization. In addition to the monetary costs, these regulations may create compliance issues, as state regulators and surveyors interpret requirements that are less explicit.

On September 16, 2016, CMS issued its final rule concerning emergency preparedness requirements for Medicare and Medicaid participating providers, specifically skilled nursing facilities (SNFs), nursing facilities (NFs), and intermediate care facilities for individuals with intellectual disabilities (ICF/IIDs). The rule is designed to ensure providers and suppliers have comprehensive and integrated emergency policies and procedures in place, in particular during natural and man-made disasters. Under the rule, facilities are required to 1) document risk assessment and emergency planning; 2) develop and implement policies and procedures based on that risk assessment; 3) develop and maintain an emergency preparedness communication plan in compliance with both federal and state law; and 4) develop and maintain an emergency preparedness training and testing program. The regulations outlined in the final rule must be implemented by November 15, 2017.

On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from skilled nursing facilities. The final rule includes the SNF 30-day All Cause Readmission Measure which assesses the risk-standardized rate of all-cause, all condition, unplanned inpatient hospital readmissions for Medicare fee-for-service SNF patients within 30 days of discharge from admission to an inpatient prospective payment system hospital, CAH or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable. This measure is claims-based, requiring no additional data collection or submission burden for SNFs.
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
On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporates all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings.
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

Skilled Nursing

CMS Payment Rules. On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.

The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This final rule is to be effective in October 2017.

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

Home Health

On October 31, 2016, CMS issued final payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2017. Under this rule, CMS projects that Medicare payments will be reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the revised fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.5%.

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

Hospice

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, hospices will see a 2.1% increase in their payments effective October 1, 2016.  The hospice payment increase will be the net result of 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the Affordable Care Act.  The hospice cap amount for fiscal year 2017 will be increased by 2.1% to $28,404.99, which is equal to the 2016 cap amount of $27,820.75 updated by the FY 2017 hospice payment update percentage of 2.1%. In addition, this rule would propose changes to the hospice quality reporting program, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	81.5	79.9	80.7	79.5
(Gain)/loss related to divestitures	(0.6)	—	0.4	—
Rent—cost of services	7.8	7.0	7.5	6.5
General and administrative expense	4.0	4.9	4.4	4.8
Depreciation and amortization	2.5	2.1	2.4	2.1
Total expenses	95.2	93.9	95.4	92.9
Income from operations	4.8	6.1	4.6	7.1
Other income (expense):
Interest expense	(0.5)	(0.2)	(0.4)	(0.2)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.4)	(0.1)	(0.3)	(0.1)
Income before provision for income taxes	4.4	6.0	4.3	7.0
Provision for income taxes	1.6	2.2	1.6	2.7
Net income	2.8	3.8	2.7	4.3
Less: net income (loss) attributable to the noncontrolling interests	—	(0.1)	—	—
Net income attributable to The Ensign Group, Inc.	2.8%	3.9%	2.7%	4.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$30,922	$29,189	$84,960	$89,281
Adjusted EBITDA(1)(2)	38,469	33,074	113,535	97,222
EBITDAR(1)	64,264	53,689	176,034	151,812
Adjusted EBITDAR(1)(2)	68,122	57,034	196,259	158,197
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	costs incurred for facilities currently being constructed and other start-up operations;

•	results at one closed facility, including continued obligation under the lease and related closing expenses;

•	share-based compensation expense;

•	gain on the sale of urgent care centers;

•	insurance reserves in connection with the settlement of claims;

•	acquisition-related costs;

•	costs incurred related to new systems implementation;

•	professional service fees including costs incurred to recognize income tax credits; and

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder;

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Consolidated statements of income data:
Net income	$11,184	$13,159	$31,837	$41,480
Less: net income (loss) attributable to noncontrolling interests	29	(313)	184	(351)
Interest expense, net	1,899	560	4,202	1,432
Provision for income taxes	6,957	7,869	20,124	25,833
Depreciation and amortization	10,911	7,288	28,981	20,185
EBITDA	$30,922	$29,189	$84,960	$89,281
Facility rent—cost of services	33,342	24,500	91,074	62,531
EBITDAR	$64,264	$53,689	$176,034	$151,812

EBITDA	$30,922	$29,189	$84,960	$89,281
Urgent care center earnings(a)	(634)	(418)	(2,501)	(1,982)
Costs incurred for facilities currently being constructed and other start-up operations(b)	1,338	918	3,150	1,526
Results at closed facility, including continued obligations and closing expenses(c)	131	—	8,462	—
Share-based compensation expense(d)	2,242	1,722	6,907	4,948
Gain on sale of urgent care centers(e)	(2,505)	—	(2,505)	—
Insurance reserve in connection with the settlement of claims(f)	3,115	—	4,701	—
Acquisition related costs(g)	45	203	938	793
Costs incurred related to new systems implementation and professional service fee(h)	126	920	1,073	2,119
Breakup fee, net of costs, received in connection with a public auction(i)	—	—	—	(1,019)
Rent related to items(a),(b) and (c) above	3,689	540	8,350	1,556
Adjusted EBITDA	$38,469	$33,074	$113,535	$97,222
Rent—cost of services	33,342	24,500	91,074	62,531
Less: rent related to items(a),(b) and (c) above	(3,689)	(540)	(8,350)	(1,556)
Adjusted EBITDAR	$68,122	$57,034	$196,259	$158,197
_______________________
(a) Operating results at urgent care centers. This amount excludes rent, depreciation and interest of $0.8 million and $2.5 million for the three and nine months ended September 30, 2016 and 2015, respectively. The results also exclude the net loss attributable to the variable interest entity associated with our urgent care business.

(b)
Costs incurred for facilities currently being constructed and other start-up operations. This amount excludes rent, depreciation and interest of $3.4 million and $7.2 million for the three and nine months ended September 30, 2016, respectively. Rent, depreciation and interest expenses were not material for the three and nine months ended September 30, 2015.

(c) Results at closed facility during three and nine months ended September 30, 2016, including the fair value of continued obligation under lease agreement and related closing expenses of $7.9 million and operating losses of $0.2 million for the nine months ended September 30, 2016.

(d)	Share-based compensation expense incurred during the three and nine months ended September 30, 2016 and 2015.

(e)	Gain on the sale of urgent care centers.
(f) Insurance reserves in connection with the settlement of claims.
(g) Costs incurred to acquire an operation which are not capitalizable.

(h)	Costs incurred related to new systems implementation and income tax credits which contributed to a decrease in effective tax rate.
(i) Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

	Three Months Ended September 30,
	2016		2015
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$357,315	83.5%	$289,475	82.5%
Assisted and independent living facilities	31,248	7.3	27,686	7.9
Total TSA services	388,563	90.8	317,161	90.4
Home health and hospice services:
Home health	15,529	3.6	12,794	3.6
Hospice	13,991	3.3	12,456	3.5
Total home health and hospice services	29,520	6.9	25,250	7.1
All other (1)	9,982	2.3	8,675	2.5
Total revenue	$428,065	100.0%	$351,086	100.0%
(1) Includes revenue from services provided at our urgent care clinics and other ancillary operations.

Consolidated revenue increased $77.0 million, or 21.9%, compared to the same quarter in the prior year. TSA services revenue increased by $71.4 million, or 22.5%, mainly attributable to the increase in patient days, revenue per patient day and the impacts of acquisitions. Home health and hospice services revenue increased by $4.3 million, or 16.9%, mainly due to an increase in volume and average daily census in existing agencies combined with acquisitions. Revenue from acquisitions increased consolidated revenue by $66.4 million in the third quarter of 2016 as compared to the same quarter of 2015.

TSA Services

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$357,315	$289,475	$67,840	23.4%
Assisted and independent living revenue	31,248	27,686	3,562	12.9%
Total TSA services revenue	$388,563	$317,161	$71,402	22.5%
Number of facilities at period end	209	178	31	17.4%
Actual patient days	1,551,461	1,317,323	234,138	17.8%
Occupancy percentage — Operational beds	75.5%	77.9%		(2.4)%
Skilled mix by nursing days	30.0%	30.2%		(0.2)%
Skilled mix by nursing revenue	51.3%	52.5%		(1.2)%

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$224,205	$217,044	$7,161	3.3%
Assisted and independent living revenue	9,424	9,145	279	3.1%
Total TSA services revenue	$233,629	$226,189	$7,440	3.3%
Number of facilities at period end	106	106	—	—%
Actual patient days	848,094	867,403	(19,309)	(2.2)%
Occupancy percentage — Operational beds	78.4%	80.4%		(2.0)%
Skilled mix by nursing days	29.5%	29.9%		(0.4)%
Skilled mix by nursing revenue	50.2%	52.4%		(2.2)%

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$43,131	$41,163	$1,968	4.8%
Assisted and independent living revenue	4,950	4,381	569	13.0%
Total TSA services revenue	$48,081	$45,544	$2,537	5.6%
Number of facilities at period end	29	29	—	—%
Actual patient days	191,827	184,693	7,134	3.9%
Occupancy percentage — Operational beds	74.7%	71.9%		2.8%
Skilled mix by nursing days	31.8%	32.3%		(0.5)%
Skilled mix by nursing revenue	53.3%	54.9%		(1.6)%

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$89,979	$29,432	$60,547	NM
Assisted and independent living revenue	16,874	14,160	2,714	NM
Total TSA services revenue	$106,853	$43,592	$63,261	NM
Number of facilities at period end	74	42	32	NM
Actual patient days	511,540	256,306	255,234	NM
Occupancy percentage — Operational beds	71.3%	74.9%		NM
Skilled mix by nursing days	30.2%	30.8%		NM
Skilled mix by nursing revenue	53.0%	51.0%		NM

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Facility Closed(4):
Skilled nursing revenue	—	1,836	$(1,836)	NM
Assisted and independent living revenue	—	—	—	NM
Total TSA services revenue	$—	$1,836	$(1,836)	NM
Actual patient days	—	8,921	(8,921)	NM
Occupancy percentage — Operational beds	—%	70.8%		NM
Skilled mix by nursing days	—%	13.2%		NM
Skilled mix by nursing revenue	—%	27.0%		NM
__________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2013.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2013 to December 31, 2014.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2015.

(4)
Facility Closed represent the result of one facility closed during the first quarter of 2016. These results were excluded from Same Facility results for three months ended September 30, 2015 for comparison purposes.

TSA services revenue increased $71.4 million, or 22.5%, compared to the same quarter in the prior year. Of the $71.4 million increase, Medicare and managed care revenue increased $30.0 million, or 22.3%, Medicaid custodial revenue increased $26.3 million, or 23.6%, private and other revenue increased $11.9 million, or 22.8%, and Medicaid skilled revenue increased $3.2 million, or 17.2%.

TSA services revenue generated by Same Facilities increased $7.4 million, or 3.3%, compared to the same quarter in the prior year. This increase reflects the following:

•
Medicaid revenue, including Medicaid skilled revenue, increased by $7.1 million, or 7.1%, which was driven by a 10.7% increase in Medicaid revenue per patient day driven by the quality improvement program, the add-on to the reimbursement rate in California and the supplemental programs in Utah, partially offset by a 3.3% decrease in Medicaid days.

•	Managed care revenue increased by $0.4 million, or 1.1%, which was driven by a 1.3% increase in managed care days as well as a 0.8% increase in managed care revenue per patient day.

•	Medicare revenue decreased by $2.9 million, or 4.6%, which was driven by a 10.4% decrease in Medicare days, partially offset by a 4.4% increase in Medicare revenue per patient day.

TSA services revenue generated by Transitioning Facilities increased $2.5 million, or 5.6%, compared to the same quarter in the prior year. This is due to increases in total patient days of 3.9%, consisting of a 7.2% increase in managed care days and a 2.9% increase in Medicaid days. Medicare days remained consistent from the prior year. Revenue per patient day increased by 3.5%, consisting of a 1.2% increase in Medicare, a 9.3% increase in Medicaid and a 1.2% increase in managed care revenue per patient day.
TSA services revenue generated by Recently Acquired Facilities increased by approximately $63.3 million compared to the same quarter in the prior year. Since January 1, 2015, we have acquired 74 facilities in thirteen states.
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

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Skilled Nursing Average Daily Revenue Rates:
Medicare	$583.82	$559.32	$565.61	$559.12	$485.97	$481.03	$549.31	$549.74
Managed care	425.23	421.83	464.33	458.62	404.24	408.76	425.91	426.75
Other skilled	474.97	451.25	341.37	324.39	403.36	425.29	449.50	430.03
Total skilled revenue	505.33	492.52	485.86	476.43	450.05	447.69	487.37	484.90
Medicaid	211.47	190.99	202.53	185.35	170.67	189.56	199.35	189.82
Private and other payors	203.92	190.06	177.55	193.00	179.69	200.88	193.87	191.20
Total skilled nursing revenue	$297.30	$281.11	$290.06	$280.18	$256.27	$270.29	$285.00	$279.09

Medicare daily rates at Same Facilities increased by 4.4% compared to the same quarter in the prior year. The increase was attributable to a 1.2% net market basket increase, which went into effect in October 2015. The increase in Medicare daily rates also was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 5.0% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment programs in Utah, the quality improvement program and the add-on to the reimbursement rate in California.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Revenue:
Medicare	26.1%	28.6%	23.2%	24.4%	32.1%	28.2%	27.2%	27.9%
Managed care	15.8	16.2	25.2	24.8	17.7	17.9	17.4	17.6
Other skilled	8.3	7.6	4.9	5.7	3.2	4.9	6.7	7.0
Skilled mix	50.2	52.4	53.3	54.9	53.0	51.0	51.3	52.5
Private and other payors	8.9	7.9	6.5	8.3	10.2	8.3	8.9	8.0
Quality mix	59.1	60.3	59.8	63.2	63.2	59.3	60.2	60.5
Medicaid	40.9	39.7	40.2	36.8	36.8	40.7	39.8	39.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Days:
Medicare	13.3%	14.4%	11.9%	12.2%	16.9%	15.9%	14.1%	14.2%
Managed care	11.0	10.8	15.7	15.1	11.2	11.8	11.6	11.5
Other skilled	5.2	4.7	4.2	5.0	2.1	3.1	4.3	4.5
Skilled mix	29.5	29.9	31.8	32.3	30.2	30.8	30.0	30.2
Private and other payors	13.0	11.7	10.6	12.1	14.5	11.2	13.1	11.8
Quality mix	42.5	41.6	42.4	44.4	44.7	42.0	43.1	42.0
Medicaid	57.5	58.4	57.6	55.6	55.3	58.0	56.9	58.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$15,529	$12,794	$2,735	21.4%
Hospice services	13,991	12,456	1,535	12.3
Total home health and hospice revenue	$29,520	$25,250	$4,270	16.9%
Home health services:
Medicare Episodic Admissions	2,040	1,856	184	9.9%
Average Medicare Revenue per Completed Episode	$2,978	$2,920	$58	2.0%
Hospice services:
Average Daily Census	907	764	143	18.7%
Home health and hospice revenue increased $4.3 million, or 16.9%, compared to the same quarter in the prior year. Of the $4.3 million increase, Medicare and managed care revenue increased $4.1 million, or 19.4%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of twelve home health, hospice and home care operations in six states since January 1, 2015.

Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2016				2015
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$315,737	$24,403	$8,831	$348,971	$251,819	$20,592	$8,134	$280,545

Consolidated cost of services increased $68.4 million, or 24.4%, compared to the same quarter in the prior year primarily due to acquisitions.

TSA Services

	Three Months Ended September 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$315,737	$251,819	$63,918	25.4%
Revenue percentage	81.3%	79.4%		1.9%

Cost of services related to our TSA services segment increased $63.9 million, or 25.4%, compared to the same quarter in the prior year due to additional costs at Recently Acquired Facilities of $55.2 million, claim settlements and organic operational growth. Cost of service as a percentage of revenue increased to 81.3%. The main components of the increase are start-up costs related newly constructed post-acute care campuses, additional costs related to our new labor management system roll-out and increases in health and general and professional liability costs of $5.2 million. In addition, our provision for doubtful accounts increased by $2.5 million, of which $2.6 million is primarily related to Recently Acquired Facilities. Same Facilities cost of services increased due to an increase in health and general and professional liability costs of $3.0 million.

Home Health and Hospice Services

	Three Months Ended September 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$24,403	$20,592	$3,811	18.5%
Revenue percentage	82.7%	81.6%		1.1%

Cost of services related to our home health and hospice services segment increased $3.8 million, or 18.5%, compared to the same quarter in the prior year due to additional costs at agencies acquired during 2016 of $1.8 million and organic operational growth. Cost of services as a percentage of total revenue increased by 1.1% primarily due to costs related to start-up and transitioning operations and additional costs related to our new labor management system roll-out. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies.

(Gain)/loss related to divestitures. The gain for three months ended September 30, 2016 consists of $2.5 million gain on sale of three urgent care centers in Colorado.

Rent — Cost of Services. Rent — cost of services increased $8.8 million, or 36.1%, to $33.3 million. Rent - cost of service as a percentage of total revenue increased by 0.8% to 7.8%. The additional increase in rent was primarily due to new leases for newly opened and acquired operations.
General and Administrative Expense. General and administrative expense increased slightly by $0.1 million, or 0.8%, to $17.3 million. The increase was primarily due to additional share-based compensation expense related to the new management subsidiary equity plan which was implemented in the second quarter of 2016. In addition, general and administrative expense as a percentage of revenue decreased as a percentage of revenue by 0.9% to 4.0%.
Depreciation and Amortization. Depreciation and amortization expense increased $3.6 million, or 49.7%, to $10.9 million. Depreciation and amortization expense increased as a percentage of total revenue by 0.4% to 2.5%. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations of $2.0 million. Of the increase at Recently Acquired Facilities, $0.5 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net increased $1.3 million to $1.9 million. Other expense as a percentage of revenue increased by 0.3% to 0.4%. The increase is due to interest expense incurred related to additional borrowings under the credit facility.
Provision for Income Taxes.  The provision for income taxes is based upon our projected income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 38.3% for the three months ended September 30, 2016 compared to 37.4% for the same period in 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

	Nine Months Ended September 30,
	2016		2015
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
TSA services:
Skilled nursing facilities	$1,012,946	82.9%	$819,655	84.6%
Assisted and independent living facilities	92,124	7.5	57,916	6.0
Total TSA services	1,105,070	90.4	877,571	90.6
Home health and hospice services:
Home health	43,852	3.6	34,452	3.6
Hospice	40,827	3.4	29,057	3.0
Total home health and hospice services	84,679	7.0	63,509	6.6
All other (1)	32,067	2.6	27,591	2.8
Total revenue	$1,221,816	100.0%	$968,671	100.0%
(1) Includes revenue from services provided at our urgent care clinics and other ancillary operations.

Consolidated revenue increased $253.1 million, or 26.1%, compared to the same period in prior year. TSA services revenue increased by $227.5 million, or 25.9%, mainly attributable to the increase in patient days, revenue per patient day, skilled mix and the impact of acquisitions. Home health and hospice services revenue increased by $21.2 million, or 33.3%, mainly due to an increase in volume and average daily census in existing agencies combined with acquisitions. Revenue from acquisitions increased consolidated revenue by $210.3 million during the nine months ended September 30, 2016 as compared to the same period in 2015.

TSA Services

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Skilled nursing revenue	$1,012,946	$819,655	$193,291	23.6%
Assisted and independent living revenue	92,124	57,916	34,208	59.1%
Total TSA services revenue	$1,105,070	$877,571	$227,499	25.9%
Number of facilities at period end	209	178	31	17.4%
Actual patient days	4,393,965	3,515,719	878,246	25.0%
Occupancy percentage — Operational beds	76.2%	78.2%		(2.0)%
Skilled mix by nursing days	31.2%	30.2%		1.0%
Skilled mix by nursing revenue	52.8%	52.9%		(0.1)%

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Skilled nursing revenue	$673,751	$644,594	$29,157	4.5%
Assisted and independent living revenue	27,890	27,425	465	1.7%
Total TSA services revenue	$701,641	$672,019	$29,622	4.4%
Number of facilities at period end	106	106	—	—%
Actual patient days	2,546,746	2,562,390	(15,644)	(0.6)%
Occupancy percentage — Operational beds	79.1%	80.3%		(1.2)%
Skilled mix by nursing days	30.4%	30.2%		0.2%
Skilled mix by nursing revenue	51.6%	53.1%		(1.5)%

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Skilled nursing revenue	$129,353	$121,802	$7,551	6.2%
Assisted and independent living revenue	14,290	13,137	1,153	8.8%
Total TSA services revenue	$143,643	$134,939	$8,704	6.5%
Number of facilities at period end	29	29	—	—%
Actual patient days	566,172	549,248	16,924	3.1%
Occupancy percentage — Operational beds	74.0%	71.9%		2.1%
Skilled mix by nursing days	33.6%	31.7%		1.9%
Skilled mix by nursing revenue	55.4%	54.4%		1.0%

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Skilled nursing revenue	$209,222	$47,764	$161,458	NM
Assisted and independent living revenue	49,944	17,354	32,590	NM
Total TSA services revenue	$259,166	$65,118	$194,048	NM
Number of facilities at period end	74	42	32	NM
Actual patient days	1,277,802	377,219	900,583	NM
Occupancy percentage — Operational beds	72.0%	74.7%		NM
Skilled mix by nursing days	32.2%	29.1%		NM
Skilled mix by nursing revenue	55.0%	49.4%		NM

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)		Change	% Change
Facility Closed(4):
Skilled nursing revenue	$620	$5,495	$(4,875)	NM
Assisted and independent living revenue	—	—	—	NM
Total TSA services revenue	$620	$5,495	$(4,875)	NM
Actual patient days	3,245	26,862	(23,617)	NM
Occupancy percentage — Operational beds	70.7%	71.8%		NM
Skilled mix by nursing days	9.6%	13.1%		NM
Skilled mix by nursing revenue	14.0%	30.1%		NM
__________________

(1)	Same Facility results represent all facilities purchased prior to January 1, 2013.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2013 to December 31, 2014.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2015.

(4)
Facility Closed represent the results of one facility that closed during the first quarter of 2016. These results were excluded from Same Facility results for nine months ended September 30, 2016 and 2015 for comparison purposes. Included in the nine months ended September 30, 2016 results is one month of operation as the facility was closed in February 2016; as such, the metrics are not comparable to the results during the nine months ended September 30, 2015.

TSA services revenue increased $227.5 million, or 25.9%, compared to the same nine month period in the prior year. Of the $227.5 million increase, Medicare and managed care revenue increased $89.6 million, or 23.1%, Medicaid custodial revenue increased $73.2 million, or 23.6%, private and other revenue increased $51.4 million, or 39.8%, and Medicaid skilled revenue increased $13.3 million, or 26.0%.

TSA services revenue generated by Same Facilities increased $29.6 million, or 4.4%, compared to the nine months ended September 30, 2015. This increase reflects the following:

•	Managed care revenue increased by $9.2 million, or 9.0%, which was driven by a 7.4% increase in managed care days as well as a 1.3% increase in managed care revenue per patient day.

•
Medicaid revenue, including Medicaid skilled revenue, increased by $24.9 million, or 8.6%, which was driven by a 9.3% increase in Medicaid revenue per patient day as a result of the quality improvement program, the add-on to the reimbursement rate in California and the supplemental programs in Utah and Texas, partially offset by a 0.5% decrease in Medicaid days.

•	Medicare revenue decreased by $9.1 million, or 4.5%, which was driven by a 9.6% decrease in Medicare days, partially offset by a 3.3% increase in Medicare revenue per patient day.

TSA services revenue generated by Transitioning Facilities increased $8.7 million, or 6.5%, compared to the nine months ended September 30, 2015. This increase is due to increases in total patient days of 3.1% primarily due to the increase in managed care days. Revenue per patient day increased by 4.5% mainly due to the increase in Medicaid revenue per patient day.
TSA services revenue generated by Recently Acquired Facilities increased by approximately $194.0 million compared to the same period in the prior year. Since January 1, 2015, we have acquired 74 facilities in thirteen states.
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

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Skilled Nursing Average Daily Revenue Rates:
Medicare	$581.30	$562.85	$559.92	$557.24	$489.68	$468.53	$554.01	$555.32
Managed care	423.77	418.24	464.02	460.52	407.70	409.74	427.06	426.19
Other skilled	469.96	465.47	348.01	324.72	394.29	502.69	442.83	446.08
Total skilled revenue	503.80	497.92	480.78	479.35	451.19	452.43	488.32	492.12
Medicaid	208.06	190.28	193.96	183.80	173.44	187.74	198.66	188.78
Private and other payors	203.69	189.98	208.51	199.05	185.15	195.12	199.84	191.48
Total skilled nursing revenue	$297.73	$283.16	$291.89	$279.36	$264.53	$265.74	$289.37	$280.70

Medicare daily rates at Same Facilities increased by 3.3% compared to the nine months ended September 30, 2015. The increase was attributable to a 1.2% net market basket increase, which went into effect in October 2015. The increase in Medicare daily rates also was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 5.2% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment programs in Utah and Texas, the quality improvement program and the add-on to the reimbursement rate in California.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Revenue:
Medicare	27.4%	30.2%	23.0%	24.0%	32.4%	29.5%	27.8%	29.2%
Managed care	16.2	15.7	26.4	25.6	18.7	14.7	18.0	17.0
Other skilled	8.0	7.2	6.0	4.8	3.9	5.2	7.0	6.7
Skilled mix	51.6	53.1	55.4	54.4	55.0	49.4	52.8	52.9
Private and other payors	8.3	8.0	7.6	8.5	9.3	11.6	8.4	8.4
Quality mix	59.9	61.1	63.0	62.9	64.3	61.0	61.2	61.3
Medicaid	40.1	38.9	37.0	37.1	35.7	39.0	38.8	38.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Days:
Medicare	14.0%	15.2%	12.0%	12.0%	17.5%	16.7%	14.5%	14.8%
Managed care	11.4	10.6	16.6	15.5	12.1	9.6	12.2	11.2
Other skilled	5.0	4.4	5.0	4.2	2.6	2.8	4.5	4.2
Skilled mix	30.4	30.2	33.6	31.7	32.2	29.1	31.2	30.2
Private and other payors	12.3	11.9	10.7	12.0	13.3	15.8	12.3	12.3
Quality mix	42.7	42.1	44.3	43.7	45.5	44.9	43.5	42.5
Medicaid	57.3	57.9	55.7	56.3	54.5	55.1	56.5	57.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Home Health and Hospice Services

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(Dollars in thousands)
Results:
Home health and hospice revenue
Home health services	$43,852	$34,452	$9,400	27.3%
Hospice services	40,827	29,057	11,770	40.5
Total home health and hospice revenue	$84,679	$63,509	$21,170	33.3%
Home health services:
Medicare Episodic Admissions	6,234	5,343	891	16.7%
Average Medicare Revenue per Completed Episode	$2,955	$2,960	$(5)	(0.2)%
Hospice services:
Average Daily Census	881	622	259	41.6%
Home health and hospice revenue increased $21.2 million, or 33.3%, compared to the nine months ended September 30, 2015. Of the $21.2 million increase, Medicare and managed care revenue increased $20.2 million, or 38.9%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of twelve home health, hospice and home care operations in six states since January 1, 2015.

Cost of Services (exclusive of losses related to operational closure, rent and depreciation and amortization shown separately)

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2016				2015
	TSA Services	Home Health and Hospice	All Other	Total	TSA Services	Home Health and Hospice	All Other	Total
Cost of service dollars	$887,545	$70,792	$27,480	$985,817	$693,660	$52,202	$24,431	$770,293

Consolidated cost of services increased $215.4 million, or 28.0%, compared to the nine months ended September 30, 2015 primarily due to acquisitions.

TSA Services

	Nine Months Ended September 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$887,545	$693,660	$193,885	28.0%
Revenue percentage	80.3%	79.0%		1.3%

Cost of services related to our TSA services segment increased $193.9 million, or 28.0%, compared to the prior year due to additional costs at Recently Acquired Facilities of $159.9 million and organic operational growth. Cost of service increased as a percentage of revenue to 80.3%. The main components of the increase are start-up costs related to newly constructed post-acute care campuses, additional costs related to our new labor management system roll-out and increases in health and general and professional liability of $14.6 million. In addition, our provision for doubtful accounts increased by $5.8 million, primarily relating to Recently Acquired Facilities. Same Facilities cost of services increased mainly due to the increase in health and general and professional liability of $8.1 million.

Home Health and Hospice Services

	Nine Months Ended September 30,			%
	2016	2015	Change	Change
	(dollars in thousands)
Cost of service dollars	$70,792	$52,202	$18,590	35.6%
Revenue percentage	83.6%	82.2%		1.4%

Cost of services related to our home health and hospice services segment increased $18.6 million, or 35.6%, compared to the same quarter in the prior year due to additional costs at agencies acquired during 2016 of $10.0 million and organic operational growth. Cost of services as a percentage of total revenue increased by 1.4% primarily due to costs related to start-up and transitioning operations and additional costs related to our new labor management system roll-out. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies.

Rent — Cost of Services. Rent — cost of services increased $28.5 million, or 45.6%, to $91.1 million. Rent - cost of service as a percentage of total revenue increased by 1.0% to 7.5%. The additional increase in rent was primarily due to new leases for newly opened and acquired operations.

(Gain)/loss related to divestitures. We recorded charges of $7.9 million related to the closure of one facility in February 2016, which represents the present value of rental payments of $6.5 million related to our continued obligation under the lease and related closing expenses. This is offset against the $2.5 million gain on sale of three urgent care centers in Colorado. Similar charges and gains did not occur in 2015.
General and Administrative Expense. General and administrative expense increased $7.4 million, or 15.8%, to $54.4 million. The increase was primarily due to our operational growth during 2016 coupled with an increase in expenses incurred to acquire new operations and additional share-based compensation expense related to the new management subsidiary equity plan which was implemented in the second quarter of 2016. In addition, general and administrative expense decreased slightly as a percentage of revenue by 0.4% to 4.4%.
Depreciation and Amortization. Depreciation and amortization expense increased $8.8 million, or 43.6%, to $29.0 million. Depreciation and amortization expense increased slightly as a percentage of total revenue by 0.3% to 2.4%. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations of $5.1 million. Of the increase at Recently Acquired Facilities, $0.8 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net increased $2.8 million to $4.2 million. Other expense as a percentage of revenue increased slightly by 0.2% to 0.3%. The increase is due to interest expense related to additional borrowings under the credit facility.
Provision for Income Taxes.  The provision for income taxes is based upon our projected income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 40.7% for the nine months ended September 30, 2016, compared to 38.4% for the same period in 2015.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $63.8 million and $79.9 million for the nine months ended September 30, 2016 and 2015, respectively. Total capital expenditures for property and equipment were $52.3 million and $42.3 million for the nine months ended September 30, 2016 and 2015, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2016. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2016, we held debt security investments of approximately $35.2 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$71,184	$13,300
Net cash used in investing activities	(112,424)	(120,576)
Net cash provided by financing activities	40,085	96,937
Net decrease in cash and cash equivalents	(1,155)	(10,339)
Cash and cash equivalents at beginning of period	41,569	50,408
Cash and cash equivalents at end of period	$40,414	$40,069
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net cash provided by operating activities for the nine months ended September 30, 2016 increased by $57.9 million. The increase was primarily due to the timing in accounts receivable collections and payments of the other operating assets and liabilities such as accounts payable and other accrued expenses.
Net cash used in investing activities for the nine months ended September 30, 2016 decreased by $8.2 million. The decrease was due to the decrease in cash paid for business acquisitions, net of escrow deposits, of $16.4 million offset by the increase in capital expenditures of $10.0 million. The increase in capital expenditures in 2016 resulted from our continued investments to constructing new facilities in existing and new markets and expanding and renovating our existing operations.
Net cash provided by financing activities decreased by $56.9 million. This decrease was primarily due to the repurchases of common stock of $30.0 million and payments of deferred financing costs of $3.3 million related to the amendment of the credit facilities during the nine months ended September 30, 2016 that did not occur in 2015.
Principal Debt Obligations and Capital Expenditures

Second Amended Credit Facility with a Lending Consortium Arranged by SunTrust (the Second Amended Credit Facility)
On July 19, 2016, we entered into the second amendment to the credit facility (Second Amended Credit Facility), which amended the existing credit agreement to increase the aggregate principal amount up to $450,000. The Second Amended Credit

Facility comprised of a $300,000 revolving credit facility and a $150,000 term loan. Borrowings under the term loan portion of the Second Amended Credit Facility will mature on February 5, 2021 and amortizes in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

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

The credit facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the credit facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2016, our operating subsidiaries had $157.0 million outstanding under the credit facility. The outstanding balance on the on the term loan was $150.0 million, of which $7.5 million is classified as short-term and the remaining $142.5 million is classified as long-term. The outstanding balance on the revolving credit facility was $7.0 million, which is classified as long-term. We are in compliance with all loan covenants as of September 30, 2016.

As of October 31, 2016, there was approximately $157.0 million outstanding under the credit facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of September 30, 2016, our operating subsidiaries had $14.1 million outstanding under the mortgage loans and note, of which $0.6 million is classified as short-term and the remaining $13.5 million is classified as long-term.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.1 million and $42.2 million for the three and nine months ended September 30, 2016, respectively, and $14.0 million and $42.0 million for the three and nine months ended September 30, 2015, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2016, we were in compliance with the Master Leases' covenants.
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
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $33.5 million and $91.6 million for the three and nine months ended September 30, 2016, respectively, and $24.6 million and $62.9 million for the three and nine months ended September 30, 2015, respectively.
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
In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of September 30, 2016.
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
See additional description of our contingencies in Notes 16, Debt, 18, Leases and 20, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

Recent Accounting Standards Adopted by the Company:

In November 2015, the Financial Accounting Standards Board (FASB) issued updated guidance requiring all deferred tax assets and liabilities be presented as non-current. We early adopted this guidance in the first quarter of fiscal year 2016, retrospectively. We have classified deferred tax amounts as non-current assets in the condensed consolidated balance sheet for all periods presented. There was no effect on the condensed consolidated statements of income or statement of cash flows. See the Condensed Consolidated Balance Sheets.

In April 2015, the FASB issued updated guidance requiring debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. We adopted this amendment during the first quarter of 2016. See Note 16, Debt to the Notes to Condensed Consolidated Financial Statements.

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. We adopted the new standard in the first quarter of fiscal year 2016. The adoption of this standard did not have a material effect on our financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

In August 2016, the FASB issued amended authoritative guidance to reduce the diversity in practice related to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new provisions target cash flow issues related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of debt instruments with coupon rates that are insignificant relative to effective interest rates, (iii) contingent consideration payments made after a business combination, (iv) proceeds from settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance and bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. This guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018, with early adoption permitted. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

In April 2016, the FASB issued its standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual periods beginning after December 15, 2016, which will be our fiscal year 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued authoritative guidance that eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under the new guidance, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. Under the new guidance, an entity will still need to evaluate whether it is possible that the counterparty will perform under the contract as part of the assessment for hedge accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued its standard to amend the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard, which includes accounting implication related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. The guidance has the same effective date as the new revenue standard and we are required to adopt the guidance by using the same transition method it would use to adopt the new revenue standard. We are currently assessing whether the adoption of the guidance will have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had approximately $2.3 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates. Our credit facility exposes us to variability in interest payments due to changes in LIBOR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.

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
At September 30, 2016, our subsidiaries had $157.0 million outstanding under the credit facility. On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of September 30, 2016, our operating subsidiaries had $157.0 million outstanding under the credit facility. The outstanding balance on the on the term loan was $150.0 million, of which $7.5 million is classified as short-term and the remaining $142.5 million is classified as long-term. The outstanding balance on the revolving credit facility was $7.0 million, which is classified as long-term.

Our cash and cash equivalents as of September 30, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2016, we held debt security investments of approximately $35.2 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2016 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. By way of recent example, we defended a general/premise liability claim in San Luis Obispo, California, on behalf of an affiliated facility, involving an injury to a non-employee/contractor. We estimate that the settlement relative to this case will be approximately $1.9 million, which was recorded in the condensed consolidated financial statements in the second and third quarter of 2016. Further, another one of the our independent operating entities was sued on allegations of professional negligence, which claim was recently settled. We estimated that the costs associated with the settlement of this second matter will be approximately $2.8 million, which was recorded in the condensed consolidated financial statements in the quarter ended September 30, 2016. There will not be a material ongoing adverse effect on our business, financial condition or results of operations in connection with the resolution of these matters.
Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 38.0% and 37.3% of our revenue from the Medicaid program for the three and nine months ended September 30, 2016, respectively, and 37.9% and 38.0% of our revenue from the Medicaid program for the three and nine months ended September 30, 2015, respectively. We derived 28.6% and 28.8% of our revenue from the Medicare program for the three and nine months ended September 30, 2016, respectively, and 28.8% and 30.0% of our revenue from the Medicare program for the three and nine months ended September 30, 2015, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.
The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This final rule is to be effective in October 2017.

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

On October 31, 2016, CMS issued final payment changes to the Medicare home health prospective payment system (HH PPS) for calendar year 2017. Under this rule, CMS projects that Medicare payments will be reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the revised fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.5%.

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

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, hospices will see a 2.1% increase in their payments effective October 1, 2016.  The hospice payment increase will be the net result of 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the Affordable Care Act.  The hospice cap amount for fiscal year 2017 will be increased by 2.1% to $28,404.99, which is equal to the 2016 cap amount of $27,820.75 updated by the FY 2017 hospice payment update percentage of 2.1%. In addition, this rule proposes changes to the hospice quality reporting program, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

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
On October 4, 2016, CMS released a final rule that reforms the requirements for long-term care (LTC) facilities, specifically skilled nursing facilities (SNFs) and nursing facilities (NFs), to participate in the Medicare and Medicaid programs. The regulations have not been updated since 1991 and have been revised to improve quality of life, care and services in LTC facilities, optimize resident safety, reflect current professional standards and improve the logical flow of the regulations. The regulations are effective November 28, 2016 and will be implemented in three phases. The first phase is effective November 28, 2016, the second phase is effective November 28, 2017 and the third phase becomes effective November 28, 2019.
A few highlights from the new regulation include the following:

•
investigate and report all allegations of abusive conduct, and are unable to employ individuals who have had a disciplinary action taken against their professional license by a state licensure body as a result of a finding of abuse, neglect, mistreatment of residents or misappropriation of their property;

•	document a transfer or discharge in the medical record and exchange certain information to a receiving provider or facility when a resident is transferred;

•
develop and implement a baseline care plan for each resident within 48 hours of their admission that includes instructions to provide effective and person-centered care that meets professional standards of quality care;

•	develop and implement a discharge planning process that prepares residents to be active partners in post-discharge care;

•	provide the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being;

•	add a competency requirement for determining the sufficiency of nursing staff;

•	have their pharmacists review a resident’s medical chart during each monthly drug regiment review;

•	not charge a Medicare resident for loss or damage of dentures;

•	provide each resident with a nourishing, palatable and well-balanced diet;

•	conduct, document and annually review a facility-wide assessment to determine what resources are necessary to care for its residents;

•	not enter into a binding arbitration agreement until after a dispute arises between the parties;

•	develop, implement and maintain an effective comprehensive, data-driven quality assurance and performance improvement program;

•	develop an Infection Prevention and Control Program; and

•	have their operating organization have in effect a compliance and ethics program.
CMS estimates that the average cost per facility for compliance with the new rule to be approximately $62,900 in the first year and approximately $55,000 in subsequent years. However, these amounts vary per organization. In addition to the monetary costs, these regulations may create compliance issues, as state regulators and surveyors interpret requirements that are less explicit.

On September 16, 2016, CMS issued its final rule concerning emergency preparedness requirements for Medicare and Medicaid participating providers, specifically skilled nursing facilities (SNFs), nursing facilities (NFs), and intermediate care facilities for individuals with intellectual disabilities (ICF/IIDs). The rule is designed to ensure providers and suppliers have comprehensive and integrated emergency policies and procedures in place, in particular during natural and man-made disasters. Under the rule, facilities are required to 1) document risk assessment and emergency planning; 2) develop and implement policies and procedures based on that risk assessment; 3) develop and maintain an emergency preparedness communication plan in compliance with both federal and state law; and 4) develop and maintain an emergency preparedness training and testing program. The regulations outlined in the final rule must be implemented by November 15, 2017.

On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from skilled nursing facilities. The final rule includes the SNF 30-day All Cause Readmission Measure which assesses the risk-standardized rate of all-cause, all condition, unplanned inpatient hospital readmissions for Medicare fee-for-service SNF patients within 30 days of discharge from admission to an inpatient prospective payment system hospital, CAH or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable. This measure is claims-based, requiring no additional data collection or submission burden for SNFs.
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

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporates all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims.  Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. During the nine months that ended September 30, 2016, we have sixteen operating subsidiaries that were subject to probe reviews, both pre- and post-payment. Six of these reviews have successfully closed as of September 30, 2016. No operating subsidiary has been identified as needing oversight beyond single education and re-probe as of this filing.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the nine months ended September 30, 2016, we recorded $0.7 million of hospice cap expense.

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

In August 2012, the OIG released a report entitled “Inappropriate and Questionable Billing for Medicare Home Health Agencies.” The report analyzed data from home health, inpatient hospital, and skilled nursing facilities claims from 2010 to identify inappropriate home health payments. The report found that in 2010, Medicare made overpayments largely in connection with three specific errors: overlapping with claims for inpatient hospital stays, overlapping with claims for skilled nursing facility stays, or billing for services on dates after beneficiaries’ deaths. The report also concluded that home health agencies with questionable billing were located mostly in Texas, Florida, California, and Michigan. The report recommended that CMS implement claims processing edits or improve existing edits to prevent inappropriate payments for the three specific errors referenced above, increase monitoring of billing for home health services, enforce and consider lowering the ten percent cap on the total outlier payments a home health agency may receive annually, consider imposing a temporary moratorium on new home health agency enrollments in Florida and Texas, and take appropriate action regarding the inappropriate payments identified and home health agencies with questionable billing. CMS concurred with all five recommendations. Moratoria were subsequently put in place, and effective January 29, 2016, and extended on July 29, 2016, moratoria on new home health agencies and home health agency sub-units were extended in various counties in Florida, Michigan, Texas and Illinois. Additionally, following recommendations made by the OIG in an April 2014 report entitled “Limited Compliance with Medicare’s Home Health Face-to-Face Documentation Requirements,” CMS committed to implement a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and nine months ended September 30, 2016, 66.6% and 66.1%, respectively, of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the nine months ended September 30, 2016, we continued to expand our operations with the addition of 19 stand-alone skilled nursing operations, five newly constructed post-acute care campus, two home health agencies and four hospice agencies with a total of 2,722 operational skilled nursing beds and 160 operational assisted living units. During the year ended December 31, 2015, we expanded our operations with the addition of 50 stand-alone skilled nursing and assisted living operations, seven home health, hospice and home care operations and three urgent care centers with a total of 2,580 operational skilled nursing beds and 2,391 operational assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. On August 10, 2016, CMS modified the Five Star Quality Rating System for nursing homes to include five of the six new quality measures added April 27, 2016 to its consumer-based Nursing Home Compare website as part of an initiative to broaden the quality of information available on that site. They include the rate of rehospitalization, emergency room use, community discharge, improvements in function, and independently worsened ability to move. Since the standards for performance on quality measures are increasing, the number of our 4 and 5 star facilities could be reduced. In addition, CMS announced proposals to adopt new standards that home health agencies must comply with in order to participate in the Medicare program, including the strengthening of patient rights and communication requirements that focus on patient well-being.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 23.0% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of September 30, 2016, we leased 174 of our 209 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

As of September 30, 2016, our operating subsidiaries had $157.0 outstanding under the credit facility. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. We also had other outstanding indebtedness of approximately $14.2 million as of September 30, 2016 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In addition, we had $1.9 billion of future operating lease obligations as of September 30, 2016. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

The majority of our affiliated facilities have historically been skilled nursing facilities. If we decide to expand our presence in the assisted living, home health and hospice industries or other relevant healthcare service, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operating subsidiaries generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operating subsidiaries. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, assisted living, home health and hospice care are regulated by different agencies, and we have less experience with the agencies that regulate assisted living, home health and hospice care. In general, we believe that assisted living is a more competitive industry than skilled nursing. If we decided to expand our presence in the assisted living, home health and hospice and urgent care, we might have to adjust part of our existing business model, which could have an adverse effect on our business.

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

THE ENSIGN GROUP, INC.

November 2, 2016	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description
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