Form 10-K
period 2016-12-31
ENSIGN GROUP, INC
filed 2017-02-08
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016.

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
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2016, was approximately $884,000,000. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 3, 2017, 50,898,387 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2017 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

PART I.

Item 1.        Business
Company Overview

We, through our operating subsidiaries, are a provider of healthcare services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of December 31, 2016, we offered skilled nursing, assisted living and rehabilitative care services through 210 skilled nursing and assisted living facilities across 13 states. Our home health and hospice business provides home health, hospice and home care services from 39 agencies across nine states.

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

Much of our historical growth can be attributed to our expertise in acquiring real estate or leasing both under-performing and performing post-acute care operations and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. We have also invested in new business lines that are complementary to our existing businesses, such as ancillary services. We plan to continue to grow our revenue and earnings by:

•continuing to grow our talent base and develop future leaders;

•increasing the overall percentage or “mix” of higher-acuity patients;

•focusing on organic growth and internal operating efficiencies;

•continuing to acquire additional operations in existing and new markets;

•expanding and renovating our existing operations, and

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

Beginning in the fourth quarter of 2016, we realigned our operating segments to more closely correlate with our service offerings, which coincide with the way that we measure performance and allocate resources. We have three reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) assisted and independent living services, which includes the operation of assisted and independent living facilities; and (3) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We also report an “all other” category that includes revenue from our urgent care centers, mobile diagnostics and other ancillary operations. Our urgent care centers, mobile diagnostics and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of our assisted and independent living services led us to separate our assisted and independent living services into a distinct reportable segment in the fourth quarter of 2016. Previously, we had two reportable segments, transitional, skilled and assisted living services (TSA services), which included the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. We have presented 2015 and 2014 financial information in this Annual Report on a comparative basis to conform with the current year segment presentation. For more information about our operating segments, as well as financial information, see Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Business Segments of the Notes to Consolidated Financial Statements.
Recent Events
In 2016, we completed the sale of urgent care centers for $41.5 million. As a result of the sale, we recognized a pretax gain of $19.2 million, which is included in operating income. In accordance with the authoritative guidance for discontinued operations, neither transaction meets the criteria of a discontinued operation as they do not represent a strategic shift that has or will have a major effect on our operations and financial results. The sale of the investment supports our increased focus on growth opportunities in new business lines that are complementary to our existing transitional and skilled services.
On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into a second amendment to our credit facility to increase the aggregate principal amount up to $450.0 million, comprised of a $300.0 million revolving credit facility and a $150.0 million term loan.
On November 4, 2015 and February 9, 2016, we announced that our Board of Directors authorized two stock repurchase programs, under which we may repurchase up to $15.0 million of our common stock under each program for a period of 12 months. During the first quarter of 2016, we repurchased 1.5 million shares of our common stock for a total of $30.0 million and the repurchase programs expired upon the repurchase of the full authorized amount under the plans.
After careful consideration and some clinical survey challenges, we voluntarily discontinued operations in one of our skilled nursing facilities in the first quarter of 2016 in order to preserve the overall ability to serve the residents in surrounding counties. The operation represented approximately 0.5% of our revenue and adjusted EBITDAR in 2015. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense paid in 2016, or expected to be paid in future periods, and will have no material impact on our lease coverage ratios under our master lease agreements with CareTrust REIT, Inc. (collectively, the Master Leases). We recorded a continued obligation liability under the lease and related closing expenses of $7.9 million, including the present value of rental payments of approximately $6.5 million, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to other local skilled nursing facilities in an orderly fashion and in accordance with their individual clinical needs.
In November 2016, we entered into an agreement with our landlord to terminate the lease effective as of November 16, 2016. The lease of the facility was scheduled to expire on May 31, 2031.
Segments

Transitional and Skilled Services

As of December 31, 2016, our skilled nursing companies provided skilled nursing care at 170 operations, with 17,724 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Through our skilled nursing operations, we provide short stay patients and long stay patients with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services. We generate our revenue from Medicaid, private pay, managed care and Medicare payors. During the year ended December 31, 2016, approximately 44.3% and 28.8% of our skilled nursing revenue was derived from Medicaid and Medicare programs, respectively.

Assisted and Independent Living Services

We provide assisted and independent living services at 61 operations, of which 21 are located on the same site location as our skilled nursing care operations. As of December 31, 2016, we had 4,450 assisted and independent living units. Our assisted living companies located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Texas, Utah, Washington and Wisconsin, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. We generate revenue at these units primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. During the year ended December 31, 2016, approximately 78.6% of our assisted and independent living revenue was derived from private pay sources.

Home Health and Hospice Services

Home Health

As of December 31, 2016, we provided home health care services in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. Our home health care services generally consist of providing some combination of nursing, speech, occupational and physical therapists, medical social workers and certified home health aide services. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. We derive the majority of our home health revenue from Medicare and managed care organizations. During the year ended December 31, 2016, approximately 53.7% of our home health revenue were derived from Medicare.

Hospice

As of December 31, 2016, we provided hospice care services in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consists primarily of palliative and clinical care, education and counseling. We derive the majority of our hospice revenue from Medicare reimbursement. During the year ended December 31, 2016, approximately 86.7% of our hospice revenue was derived from Medicare.

Other

We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provided daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In 2016, we completed the sale of our urgent care centers for an aggregate purchase price of $41.5 million. As of December 31, 2016, we held a majority membership interest of mobile ancillary operations located in Arizona, California, Colorado, Idaho and Utah. We have invested in and are exploring new business lines that are complementary to our existing transitional and skilled services; assisted and independent living services and home health and hospice businesses. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, sub-acute services and patient transportation to people in their homes or at long-term care facilities. To date these businesses are not meaningful contributors to our operating results.

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

In the last few years, our acquisition activity accelerated, allowing us to add 108 facilities between January 1, 2012 and December 31, 2016. From January 1, 2008 through December 31, 2016, we acquired 149 facilities, which added 11,288 operational skilled nursing beds and 3,872 assisted and independent living units to our operating subsidiaries.
During the year ended December 31, 2016, we continued to expand our operations with the addition of eighteen stand-alone skilled nursing facilities, one post-acute care campus, two home health agencies and five hospice agencies. In addition, we opened six newly constructed post-acute care campuses and we have invested in new business lines that are complementary to our existing businesses. We also acquired the underlying real estate of fifteen assisted living operation, which we previously operated under a long-term lease agreement. The following table summarizes our growth through December 31, 2016:

	December 31,
	2006	2007	2008	2009	2010	2011	2012	2013		2014		2015		2016
Cumulative number of skilled nursing, assisted and independent living operations	57	61	63	77	82	102	108	119	(1)	136	(1)	186	(2)	210
Cumulative number of operational skilled nursing beds	5,984	6,436	6,635	8,250	8,548	9,787	10,215	10,949		12,379		14,925		17,724
Cumulative number of assisted living and independent living units	426	578	578	578	791	1,509	1,677	1,968	(1)	2,285	(1)	4,298	(2)	4,450
Number of home health, hospice and home care agencies	—	—	—	1	3	7	10	16		25		32		39
Number of urgent care centers	—	—	—	—	—	—	3	7		14		17		—	(3)
(1) Included in 2013 operational units are operational units of the three independent living facilities we transferred to CareTrust REIT, Inc. (CareTrust) as part of the spin-off transaction (the Spin-Off). Prior to the Spin-Off, the Company separated the healthcare operations from the independent living operations at two locations, resulting in two separate facilities and transferred the two separate facilities and one stand-alone independent facility to CareTrust.
(2) Included in 2010-2015 operational beds and number of operations are operational beds and operation of one facility we voluntarily discontinued at in 2016. 2016 operational beds and number of operations do not include the closed facility.
(3) We completed the sale of urgent care centers in 2016.
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
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of December 31, 2016:

	CA	TX	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	39	41	21	2	12	7	9	5	7	1	—	4	1	149
Assisted and independent living operations	6	2	6	15	1	3	1	3	1	—	—	—	2	40
Campuses(1)	3	4	1	—	2	1	—	1	2	5	2	—	—	21
Number of operational beds/units
Operational skilled nursing bed	4,152	5,306	3,013	138	1,503	572	841	432	413	542	294	426	92	17,724
Assisted and independent living units	735	334	1,250	680	106	282	98	273	301	148	31	—	212	4,450
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of December 31, 2016, we provided home health and hospice services through our 39 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During the year ended December 31, 2016, we expanded our operations with the addition of two home health agencies and five hospice agencies. In addition, we acquired eighteen stand-alone skilled nursing facilities and one post-acute care campus through a combination of long-term leases and purchases. As part of these acquisitions, we acquired the real estate at two of the skilled nursing operations and one post-acute care campus and entered into long term leases for sixteen skilled nursing operations. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. We also have invested in new ancillary services that are complementary to our existing transitional and skilled services; assisted and independent living services and home health and hospice businesses. The aggregate purchase price for these acquisitions for the year ended December 31, 2016 was $64.5 million. The expansion of the operations added 2,336 operational skilled nursing beds and ten assisted living units operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
Our operating subsidiaries opened six newly constructed post-acute care campuses under long-term lease agreements, which added 463 operational skilled nursing beds and 142 assisted living units. In November 2016, we entered into an agreement with our landlord to terminate the lease effective as of November 16, 2016. The lease of the facility was scheduled to expire on May 31, 2031.
In addition to the acquisitions described above, we acquired the underlying real estate of fifteen assisted living operations, which the Company previously operated under a long-term lease agreement for an aggregate purchase price of $127.3 million. These acquisitions did not impact our unit count.

Subsequent to December 31, 2016, we acquired one skilled nursing and assisted living operation for a purchase price of $5.8 million, which included real estate. The addition of this operation added 124 operational skilled nursing beds and nine assisted living units operated by our operating subsidiaries.
For further discussion of our acquisitions, see Note 8, Acquisitions in the Notes to Consolidated Financial Statements.

Quality of Care Measures

In December 2008, the Centers for Medicare and Medicaid Services (CMS) introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date. Generally we acquire facilities with a 1 or 2-Star rating and as we acquire them, it will impact our overall Five-Star Quality rating as a percentage of all our skilled nursing operations. We believe compliance and quality outcomes are precursors to outstanding financial performance. The table below summarizes the improvements we have made in these quality measures since 2011:

	As of December 31,
	2011	2012	2013	2014	2015	2016
Cumulative number of skilled nursing facilities(1)	93	98	106	121	146	170
4 and 5-Star Quality Rated skilled nursing facilities	38	45	60	77	72	86
Percentage of 4 and 5-Star Quality Rated skilled nursing facilities	40.9%	45.9%	56.6%	63.6%	49.3%	50.6%
(1) Cumulative number includes only skilled nursing facilities as of the end of the respective period as star rating reports are only applicable to skilled nursing facilities.

Our star ratings starting in 2015 were impacted by changes in the CMS Five Star Quality Rating System requirements that were established on February 20, 2015. These changes include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. In 2016, CMS added six new quality measures to the Nursing Home Five-Star Quality Ratings, including the rate of hospitalization, emergency room use, community discharge, improvements in function, independently worsened and anxiety or hypnotic medication among nursing home residents. Since the revised standards for performance are more difficult to achieve, many nursing homes experienced a lower quality measure rating based on new measurement standard rather than a change in the quality of care. Because of these changes, we believe that it is not appropriate to compare our 2015 and 2016 star ratings with those that appeared in earlier years. In addition, our percentage of 4 and 5-Star Quality Rated skilled nursing facilities is also dependent on the number of newly acquired facilities. As mentioned above, generally we acquire facilities with a 1 or 2-Star rating. In 2016, we acquired and opened 25 skilled nursing facilities compared to 25 and 15 in 2015 and 2014, respectively.
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

Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. We continually monitor these developments in an effort to respond to the changing regulatory environment impacting our business.
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
A few highlights from the new regulation include the following:

•
investigate and report all allegations of abusive conduct, and refrain from employing individuals who have had a disciplinary action taken against their professional license by a state licensure body as a result of a finding of abuse, neglect, mistreatment of residents or misappropriation of their property;

•	document a transfer or discharge in the medical record and exchange certain information to a receiving provider or facility when a resident is transferred;

•
develop and implement a baseline care plan for each resident within 48 hours of their admission that includes instructions to provide effective and person-centered care that meets professional standards of quality care;

•	develop and implement a discharge planning process that prepares residents to be active partners in post-discharge care;

•	provide the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being;

•	add a competency requirement for determining the sufficiency of nursing staff;

•	require that a pharmacist reviews a resident’s medical chart during each monthly drug regiment review;

•	refrain from charging a Medicare resident for loss or damage of dentures;

•	provide each resident with a nourishing, palatable and well-balanced diet;

•	conduct, document and annually review a facility-wide assessment to determine what resources are necessary to care for its residents;

•	refrain from entering into a binding arbitration agreement until after a dispute arises between the parties;

•	develop, implement and maintain an effective comprehensive, data-driven quality assurance and performance improvement program;

•	develop an Infection Prevention and Control Program; and

•	require their operating organization have in effect a compliance and ethics program.
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
In addition, the proposed rule states, beginning in 2019, the achievement performance standard for skilled nursing facilities for quality measures specified under the SNF Value Based Purchasing Program (SNF VBP) will be the 25th percentile of national SNF performance on the quality measure during the applicable baseline period. This will affect the value based incentive payments paid to skilled nursing facilities.
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. The final rule has a start date of July 1, 2017 and will continue for five performance years.
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

Skilled Nursing

CMS Payment Rules. On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (ACA). This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.

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

On July 30, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by 1.2% for fiscal year 2016. This estimate increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% MFP adjustment required by the Patient Protection and Affordable Care Act (ACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% MFP adjustment required by ACA.

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

Home Health

On January 12, 2017, CMS issued a final rule that modernizes the Home Health Conditions of Participation (CoPs). This rule is a continuation of CMS's effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames.  Without any contrary action by the new administration, the new conditions are scheduled to be effective July 13, 2017.

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

Lastly, CMS implemented a standardized cross-setting measure for calendar year 2016. The CoPs require home health agencies to submit OASIS assessments as a condition of payment and also for quality measurement purposes. Home health agencies that do not submit quality measure data to CMS will see a 2.0% reduction in their annual home health payment update percentage. Under the rule, all home health agencies are required to submit both admission and discharge OASIS assessments for a minimum of 70.0% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. The rule will incrementally increase this compliance threshold by 10.0% in each of the subsequent periods (July 1, 2016 and July 1, 2017) to reach 90.0%.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2016 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,960 in 2016 compared to $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,960 for 2016 compared to $1,940 in 2015. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

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
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year Ended December 31, 2016
	Transitional and Skilled Services (2)	Assisted and Independent Living Services (2)	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$521,063	$26,397	$4,131	$6,367	$—		$557,958	33.7%
Medicare	396,519	—	32,376	48,124	—		477,019	28.8
Medicaid-skilled	87,517	—	—	—	—		87,517	5.3
Subtotal	1,005,099	26,397	36,507	54,491	—		1,122,494	67.8
Managed care	247,844	—	16,913	751	—		265,508	16.0
Private and other	121,860	97,239	6,906	245	40,612	(1)	266,862	16.2
Total revenue	$1,374,803	$123,636	$60,326	$55,487	$40,612		$1,654,864	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.
(2) Certain revenues by payor source were reclassified between Medicaid and private and other to conform with the current year segment presentation.

	Year Ended December 31, 2015
	Transitional and Skilled Services (2)	Assisted and Independent Living Services (2)	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$430,368	$19,642	$3,598	$5,348	$—		$458,956	34.2%
Medicare	332,429	—	26,828	36,246	—		395,503	29.5
Medicaid-skilled	71,905	—	—	—	—		71,905	5.4
Subtotal	834,702	19,642	30,426	41,594	—		926,364	69.1
Managed care	194,743	—	11,391	636	—		206,770	15.4
Private and other	96,943	68,487	6,138	171	36,953	(1)	208,692	15.5
Total revenue	$1,126,388	$88,129	$47,955	$42,401	$36,953		$1,341,826	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.
(2) Certain revenues by payor source were reclassified between Medicaid and private and other to conform with the current year segment presentation.

	Year ended December 31, 2014
	Transitional and Skilled Services (2)	Assisted and Independent Living Services (2)	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$352,271	$11,590	$1,971	$3,274	$—		$369,106	35.9%
Medicare	274,723	—	17,353	21,068	—		313,144	30.5
Medicaid-skilled	51,157	—	—	—	—		51,157	5.0
Subtotal	678,151	11,590	19,324	24,342	—		733,407	71.5
Managed care	138,215	—	7,213	368	—		145,796	14.2
Private and other	85,104	37,258	3,040	229	22,572	(1)	148,203	14.3
Total revenue	$901,470	$48,848	$29,577	$24,939	$22,572		$1,027,406	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.
(2) Certain revenues by payor source were reclassified between Medicaid and private and other to conform with the current year segment presentation.

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing operations over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2016	2015	2014
Percentage of Skilled Nursing Days:
Medicare	14.4%	14.6%	14.2%
Managed care	12.0	11.4	9.7
Other skilled	4.5	4.4	3.7
Skilled mix	30.9	30.4	27.6
Private and other payors	12.5	12.1	13.1
Quality mix	43.4	42.5	40.7
Medicaid	56.6	57.5	59.3
Total skilled nursing	100.0%	100.0%	100.0%

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

Competition

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Our operating subsidiaries also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:

•	ability to attract and to retain qualified management and caregivers;

•	reputation and achievements of quality healthcare outcomes;

•	attractiveness and location of facilities;

•	the expertise and commitment of the facility management team and employees; and

•	community value, including amenities and ancillary services.

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

 Unique Incentive Programs.  We believe that our employee compensation programs are unique within the industry. Employee stock options and performance bonuses, based on achieving target clinical quality, cultural, compliance and financial benchmarks, represent a significant component of total compensation for our operational leaders. We believe that these compensation programs assist us in encouraging our leaders and key employees to act with a shared ownership mentality. Furthermore, our leaders are motivated to help local operations within a defined “cluster” and "market," which is a group of geographically-proximate operations that share clinical best practices, real-time financial data and other resources and information.

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

As of December 31, 2016, we have acquired 210 facilities with 17,724 operational skilled nursing beds and 4,420 assisted and independent units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets.

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

Reputation for Quality Care.  We believe that we have achieved a reputation for high-quality and cost-effective care and services to our patients and residents within the communities we serve. We believe that our achievement of quality outcomes enhances our reputation for quality, that when coupled with the integrated services that we offer, allows us to attract patients that require more intensive and medically complex care and generally result in higher reimbursement rates than lower acuity patients.

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

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our operating subsidiaries. We generally have between five and 30 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our facility Chief Executive Officer Program, which facilitates the continued development of these talented business leaders into outstanding facility CEOs, through regular peer review, our Ensign University and on-the-job training.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for our skilled nursing facilities for the years ended December 31, 2016, 2015 and 2014 were 75.4%, 77.6%, and 77.3%, respectively. Our average occupancy rates for our assisted and independent living facilities for the years ended December 31, 2016, 2015 and 2014 were 76.0%, 75.3%, and 77.3%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 124 facilities that we acquired from 2001 through 2016, the aggregate EBITDAR (defined below) as a percentage of revenue improved from 11.7% during the first full three months of operations to 13.4% during the thirteenth through fifteenth months of operations.

Strategically Invest In and Integrate Other Post-Acute Care Healthcare Businesses. Another important element to our growth strategy includes acquiring new and existing home health, hospice and other post-acute care healthcare businesses.  Since 2010, we have steadily expanded our home health and hospice businesses through the acquisition of smaller third-party providers.  Our strategy is to provide a more seamless experience to manage the transition of care throughout the post-acute continuum.  Our objective is to simultaneously improve patient outcomes and reduce costs to payers, ACOs and hospital systems.  We believe that the same principles that have guided our skilled nursing and assisted living operations are transferable to these businesses, including reliance on experienced local leaders at the community level to focus on integrating these operations into the continuum of care services we provide. Between 2009 and February 2017, we have acquired 19 hospice agencies, 20 home health and home care agencies, and we are well positioned for continued growth in these and other healthcare businesses.

Labor

 The operation of our skilled nursing and assisted and independent living facilities, home health and hospice operations and urgent care centers requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2016, we had approximately 19,482 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2016, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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
On January 13, 2017, CMS issued a Final Rule revising the conditions of participation for home health agencies serving Medicare beneficiaries.  The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames.  Without any contrary action by the new administration, the new conditions are scheduled to be effective July 13, 2017.
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
On February 2, 2016, CMS issued its final rule concerning face-to-face requirements for Medicaid home health services. Under the rule, the Medicaid home health service definition was revised consistent with applicable sections of the ACA and H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015 (MACRA). The rule also requires that for the initial ordering of home health services, the physician must document that a face-to-face encounter that is related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule also requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician provider (NPP) must document that a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment occurred no more than six months prior to the start of services.
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

On March 23, 2010, President Obama signed the ACA or the Affordable Care Act into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in ACA, many Medicare providers received reductions in their market basket updates. Unlike for some other Medicare providers, ACA made no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under ACA, the skilled nursing facility market basket update became subject to a full productivity adjustment beginning in fiscal year 2012. In addition, ACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs.

Some key provisions of ACA include (i) enhanced civil monetary penalties, (ii) substantial and onerous transparency requirements for Medicare-participating nursing facilities, (iii) face-to-face encounter requirements applicable to home health agencies and hospices, (iv) expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud, (v) a requirement that overpayments for services provided to Medicare and Medicaid beneficiaries be reported to the applicable payor within sixty days of identification of the overpayment or the date of the corresponding cost report, (vi) implementation of a value-based purchasing program for Medicare payments to skilled nursing facilities, (vii) implementation of a value-based purchasing program for home health services, (viii) implementation of a voluntary bundled payments pilot program (i.e., Bundled Payments for Care Improvement), and (ix) the creation of Accountable Care Organizations (ACOs).

On June 28, 2012, the United States Supreme Court ruled that the enactment of ACA did not violate the Constitution of the United States. On June 25, 2015, the United States Supreme Court ruled that the tax credits described in Section 36B of ACA are available to individuals who purchase health insurance on an exchange created by the federal government. These rulings, taken together, permit the implementation of most of the provisions of ACA to proceed in substantially the same form contemplated after ACA’s enactment. The provisions of ACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of ACA. It is possible that these and other provisions of ACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.
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

 Regulations Regarding Patient Record Confidentiality.  We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA, which relate to the privacy of certain patient information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy and security requirements at these facilities. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches.

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

We derived 39.0% and 39.6% of our revenue from the Medicaid program for the years ended December 31, 2016 and 2015, respectively. We derived 28.8% and 29.5% of our revenue from the Medicare program for the years ended December 31, 2016 and 2015, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. The final rule has a start date of July 1, 2017 and will continue for five performance years.

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
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. As discussed below under the heading “-Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged”, any further amendments or revisions to the ACA or its implementing regulations could materially impact our business.
Skilled Nursing
On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by ACA. This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.
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

On July 30, 2015, CMS published its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. CMS estimates that aggregate payments to skilled nursing facilities will increase by 1.2% for fiscal year 2016. This estimate increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% MFP adjustment required by the Patient Protection and Affordable Care Act (ACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

On July 31, 2014, CMS issued its final rule outlining fiscal year 2015 Medicare payment rates for skilled nursing facilities.  CMS estimates that aggregate payments to skilled nursing facilities will increase by $750 million, or 2.0% for fiscal year 2015, relative to payments in 2014.  The estimated increase reflects a 2.5% market basket increase, reduced by the 0.5% MFP adjustment required by ACA.

Home Health

On January 12, 2017, CMS issued a final rule that modernizes the Home Health Agency Conditions of Participation (CoPs). This rule is a continuation of CMS' effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames.  Without any contrary action by the new administration, the new conditions are scheduled to be effective July 13, 2017.

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

On November 5, 2015, CMS issued a final rule updating the Medicare HH PPS rates and wage index for calendar year 2016. In the final rule, CMS implemented the third year of the four year phase-in of rebasing adjustments to the HH PPS payment rates as required by ACA. In addition, CMS will decrease the national, standardized 60-day episode payment amount by 0.97% in each year for calendar years 2016, 2017 and 2018. Pursuant to the rule, CMS is also implementing a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified home health agencies (HHAs) will be required to participate. In the aggregate, CMS estimates that the net impact of the payment provisions of the final rule will result in a decrease of 1.4%, or $260 million, in aggregate Medicare payments to HHAs for calendar year 2016.

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

Lastly, CMS implemented a standardized cross-setting measure for calendar year 2016. The CoPs require home health agencies to submit OASIS assessments as a condition of payment and also for quality measurement purposes. Home health agencies that do not submit quality measure data to CMS will see a 2.0% reduction in their annual home health payment update percentage. Under the rule, all home health agencies are required to submit both admission and discharge OASIS assessments for a minimum of 70.0% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. The rule will incrementally increase this compliance threshold by 10.0% in each of the subsequent periods (July 1, 2016 and July 1, 2017) to reach 90.0%.

On January 12, 2017, CMS issued a final rule that modernizes the CoPs. This rule is a continuation of CMS' effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The updates focus on patient rights, care planning, delivery and coordination, and data-driven quality improvement. The final rule is effective July 13, 2017.

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

ACA and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) include sweeping changes to how health care is paid for and furnished in the United States. As discussed below under the heading “-Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged”, any further amendments or revisions to ACA or its implementing regulations could materially impact our business. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. We continually monitor these developments in an effort to respond to the changing regulatory environment impacting our business.

ACA, as modified by the Reconciliation Act, is projected to expand access to Medicaid for approximately 11 to 13 million additional people each year between 2015 - 2024. It also reduces the projected growth of Medicare by $106 billion by 2020 by tying payments to providers more closely to quality outcomes. It also imposes new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. This information is disclosed on a website for comparison by members of the public.

To address potential fraud and abuse in federal health care programs, including Medicare and Medicaid, ACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. The new law imposes enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs. ACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the ACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of HHS determines that good cause exists not to suspend payments. To the extent the Secretary applies this suspension of payments provision to one of our affiliated facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

Under ACA, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law. This pilot program may expand in 2016 if expansion would reduce Medicare spending without also reducing quality of care.

ACA attempts to improve the health care delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care. One of these key delivery system reforms is the encouragement of Accountable Care Organizations (ACOs). ACOs will facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards will be eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount. Quality performance standards will include measures in such categories as clinical processes and outcomes of care, patient experience and utilization of services.

We routinely receive Requests for Information (RFIs) from active referral and managed care networks asking for quality, rating, performance and other information about our SNFs operating in the geographic areas that they are being serviced.  The RFIs are used to evaluate which SNFs should be included in each network of preferred providers.  For those SNFs included in the network, the ACO and its associated providers may then recommend the SNF as a “preferred provider” to patients in need of skilled care.  In the past, after responding to such RFIs, our SNFs have in some instances been rewarded with inclusion in a network of preferred providers, and in other instances have not been included.  While referrals to a SNF in a preferred provider network will always be subject to a patient’s freedom of choice, as well as the patient’s physician’s medical judgment as to which facility will best serve the patient’s needs, the inclusion as a preferred provider in a network will likely result in an increase in overall admissions to that SNF.  On the other hand, the failure to be included could result in some volume of patient admissions being shifted to other facilities that have been designated instead as preferred providers. As a result, to the extent that one of our SNF is not included in a preferred provider network, our revenues and results of operations could be adversely affected.

In addition, ACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities. HHS delivered a report to Congress outlining its plans for implementing this value-based purchasing program. The value-based purchasing program would provide payment incentives for Medicare-participating skilled nursing facilities to improve the quality of care provided to Medicare beneficiaries. Among the most relevant factors in HHS' plans to implement value-based purchasing for skilled nursing facilities is the current Nursing Home Value-Based Purchasing Demonstration Project, which concluded in 2012. HHS provided Congress with an outline of plans to implement a value-based purchasing program, and any permanent value-based purchasing program for skilled nursing facilities will be implemented after that evaluation.
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
A few highlights from the new regulation include the following:

•
investigate and report all allegations of abusive conduct, and refrain from employing individuals who have had a disciplinary action taken against their professional license by a state licensure body as a result of a finding of abuse, neglect, mistreatment of residents or misappropriation of their property;

•	document a transfer or discharge in the medical record and exchange certain information to a receiving provider or facility when a resident is transferred;

•
develop and implement a baseline care plan for each resident within 48 hours of their admission that includes instructions to provide effective and person-centered care that meets professional standards of quality care;

•	develop and implement a discharge planning process that prepares residents to be active partners in post-discharge care;

•	provide the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being;

•	add a competency requirement for determining the sufficiency of nursing staff;

•	require that a pharmacist reviews a resident’s medical chart during each monthly drug regiment review;

•	refrain from charging a Medicare resident for loss or damage of dentures;

•	provide each resident with a nourishing, palatable and well-balanced diet;

•	conduct, document and annually review a facility-wide assessment to determine what resources are necessary to care for its residents;

•	refrain from entering into a binding arbitration agreement until after a dispute arises between the parties;

•	develop, implement and maintain an effective comprehensive, data-driven quality assurance and performance improvement program;

•	develop an Infection Prevention and Control Program; and

•	require their operating organization have in effect a compliance and ethics program.
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
In addition, the proposed rule states, beginning in 2019, the achievement performance standard for skilled nursing facilities for quality measures specified under the SNF Value Based Purchasing Program (SNF VBP) will be the 25th percentile of national SNF performance on the quality measure during the applicable baseline period. This will affect the value based incentive payments paid to skilled nursing facilities.
On February 2, 2016, CMS issued its final rule concerning face-to-face requirements for Medicaid home health services. Under the rule, the Medicaid home health service definition was revised consistent with applicable sections of the ACA and H.R. 2 Medicare Access and CHIP Reauthorization Act of 2015 (MACRA). The rule also requires that for the initial ordering of home health services, the physician must document that a face-to-face encounter that is related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule also requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician provider (NPP) must document that a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment occurred no more than 6 months prior to the start of services.

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

On June 28, 2012, the United States Supreme Court ruled that the enactment of ACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of ACA to proceed. The provisions of ACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of ACA. It is possible that these and other provisions of ACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.

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

The Affordable Care Act and the programs implemented by the law may reduce reimbursements for our services and may impact the demand for the Company’s products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition. As discussed below under the heading “-Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged”, any further amendments or revisions to ACA or its implementing regulations could materially impact our business.

Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged.
A number of lawsuits have been filed challenging various aspects of ACA and related regulations. In addition, the efficacy of ACA is the subject of much debate among members of Congress and the public. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. In the event that legal challenges are successful or ACA is repealed or materially amended, particularly any elements of ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of ACA, could harm our business, operating results and financial condition. In addition, even if ACA is not amended or repealed, the President and the executive branch of the federal government have a significant impact on the implementation of the provisions of ACA, and the new administration could make changes impacting the implementation and enforcement of ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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

In 2004, our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. All findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum. With the exception of rare findings of overpayment related to objective errors in Medicare payment methodology or claims processing, the Organization utilizes all defenses at its disposal to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims.  Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. During the year ended December 31, 2016, we have eighteen operating subsidiaries that were subject to probe reviews, both pre- and post-payment. Twelve of these reviews have successfully closed as of December 31, 2016. No operating subsidiary has been identified as needing oversight beyond single education and re-probe as of this filing, however, two operating subsidiaries are in their second round of education and re-probe.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, including the Protecting Access to Medicare Act of 2014. All beneficiaries began a new cap year on January 1, 2016 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,960 in 2016 compared to $1,940 in 2015. For occupational therapy (OT) services, the limit is $1,960 in 2016 compared to $1,960 in 2015. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction applied to therapy procedure codes by reducing payments for practice expense of the second and subsequent procedure codes when services provided under subsequent codes are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the year ended December 31, 2016, we recorded $1.3 million of hospice cap expense.

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for known retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. The ACA supplements FERA by imposing an affirmative obligation on health care providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. On August 3, 2015, the U.S. District Court for the Southern District of New York held that the 60 day clock following “identification” of an overpayment begins to run when a provider is put on notice of a potential overpayment, rather than the moment when an overpayment is conclusively ascertained. On February 12, 2016, CMS published a final rule with respect to Medicare Parts A and B clarifying that providers have an obligation to proactively exercise “reasonable diligence,” and that the 60 day clock begins to run after the reasonable diligence period has concluded, which may take at most 6 months from the from receipt of credible information, absent extraordinary circumstances. Retention of any overpayment beyond this period may result in FCA liability. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2016, 67.8% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the year ended December 31, 2016, we continued to expand our operations with the addition of 18 stand-alone skilled nursing operations, one post-acute care campus, six newly constructed post-acute care campuses, two home health agencies and five hospice agencies with a total of 2,799 operational skilled nursing beds and 152 assisted living units. During the year ended December 31, 2015, we expanded our operations with the addition of 50 stand-alone skilled nursing and assisted living operations, seven home health, hospice and home care operations and three urgent care centers with a total of 2,580 operational skilled nursing beds and 2,013 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 22.9% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of December 31, 2016, we leased 160 of our 210 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of December 31, 2016, our operating subsidiaries had $270.1 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. We also had other outstanding indebtedness of approximately $14.0 million as of December 31, 2016 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In addition, we had $1.8 billion of future operating lease obligations as of December 31, 2016. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

In February 2015, we completed a common stock offering, issuing approximately 5.5 million shares at approximately $20.50 per share and used a portion of the net proceeds of the offering to pay off outstanding amounts under our credit facility.

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

Facilities.  As of December 31, 2016, we operated 210 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 22,465 patients. As of December 31, 2016, we owned 50 of its 210 affiliated facilities and leased an additional 160 facilities through long-term lease arrangements, and had options to purchase nine of those 160 facilities. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our skilled nursing and assisted and independent living facilities at December 31, 2016:

	CA	TX	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of operational beds/units
Operational skilled nursing bed	4,152	5,306	3,013	138	1,503	572	841	432	413	542	294	426	92	17,724
Assisted and independent living units	735	334	1,250	680	106	282	98	273	301	148	31	—	212	4,450
Leased without a Purchase Agreement	3,823	5,001	3,702	—	1,248	570	735	453	367	140	325	—	304	16,668
Purchase Agreement or Leased with a Purchase Option	318	216	—	—	60	125	—	—	—	379	—	—	—	1,098
Owned	746	423	561	818	301	159	204	252	347	171	—	426	—	4,408

Home health and hospice agencies. As of December 31, 2016, we had 39 home health, and home care hospice agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.

The following table provides summary information regarding the locations of our home health, home care and hospice agencies at December 31, 2016:

State	Home Health and Home Care Services	Hospice Services
Arizona	2	3
California(1)	5	3
Colorado	1	1
Idaho(1)	3	3
Iowa	1	1
Texas	2	3
Oregon	1	1
Utah(1)	3	3
Washington(1)	2	1
Total	20	19

(1)	Including a home health and a hospice agency that are located in the same location
In 2016, we completed the sale of our urgent care centers for an aggregate sale price of $41.5 million. As a result of the sale, we recognized a pretax gain of $19.2 million, which is included in operating income. As of December 31, 2016, we no longer owned or operated urgent care centers.

Item 3.        Legal Proceedings

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action including fines, penalties, and exclusion from certain governmental programs. We believe that we are in compliance in all material respects with all applicable laws and regulations.

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

Litigation — We are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in response to these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

The skilled nursing and post-acute care industry is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of our competitors. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.

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

Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. For example, we have been subjected to, and is currently involved in, class action litigation alleging violations of state and federal wage and hour law. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. By way of recent example, we defended a general/premise liability claim in San Luis Obispo, California, on behalf of an affiliated facility, involving an injury to a non-employee/contractor. We estimate that the settlement relative to this case will be approximately $2.1 million, which was recorded in the consolidated financial statements during the year ended December 31, 2016. Further, another one of the our independent operating entities was sued on allegations of professional negligence, which the claim was recently settled. We estimated that the costs associated with the settlement of this second matter will be approximately $2.8 million, which was recorded in the consolidated financial statements during the year ended December 31, 2016. We do not expect that there will be any material ongoing adverse effect on our business, financial condition or results of operations in connection with the resolution of these matters.
Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments. During the year ended December 31, 2016, eighteen of our operating subsidiaries have been subject to probe reviews, both pre- and post-payment. Twelve of these reviews have successfully closed as of December 31, 2016. We anticipate that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period.
None of our operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future. As of December 31, 2016, we had six operating subsidiaries under probe review.

U.S. Government Inquiry — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint, and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013.

In October 2013, we executed a final settlement agreement with the Government and we remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.

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

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2015
First Quarter	$24.00	$20.21
Second Quarter	$26.94	$20.25
Third Quarter	$27.04	$20.99
Fourth Quarter	$25.10	$22.00
Fiscal 2016
First Quarter	$23.20	$17.60
Second Quarter	$23.86	$19.13
Third Quarter	$22.10	$17.87
Fourth Quarter	$23.18	$17.60

During fiscal 2016, we declared aggregate cash dividends of $0.1625 per share of common stock, for a total of approximately $8.3 million. As of February 3, 2017, there were approximately 224 holders of record of our common stock.

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

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2011 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 12/31/11 in stock in index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2011	2012	2013	2014	2015	2016
The Ensign Group, Inc.	$100.00	$111.81	$183.52	$321.31	$329.77	$326.07
NASDAQ Market Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
Peer Group	$100.00	$119.99	$149.19	$211.16	$190.53	$211.67

The current composition of the Skilled Nursing Facilities Peer Group 1, SIC Code 8051 is as follows:

AdCare Health Systems, Inc., Diversicare Healthcare Services, Five Star Quality Care, Inc., National Healthcare Corporation, Genesis Healthcare, Inc., and The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2015
First Quarter	$0.0375	$1,920
Second Quarter	$0.0375	$1,928
Third Quarter	$0.0375	$1,935
Fourth Quarter	$0.0400	$2,071
2016
First Quarter	$0.0400	$2,026
Second Quarter	$0.0400	$2,034
Third Quarter	$0.0400	$2,042
Fourth Quarter	$0.0425	$2,180

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2016, we paid aggregate annual dividends equal to approximately 5% to 18% of our net income, after adjusting for the charge related to the U.S. Government inquiry settlement of $33.0 million and $15.0 million in fiscal years ended December 31, 2013 and 2012, respectively. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant. A portion of the proceeds received from CareTrust in connection with the Spin-Off was used to pay dividend payments in 2015. See Note 23, Spin-Off of Real Estate Assets Through a Real Estate Investment Trust in the Notes to Consolidated Financial Statements for additional information.

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

Issuer Repurchases of Equity Securities

Common Stock Repurchase Program. On November 4, 2015 and February 9, 2016, we announced that its Board of Directors authorized two stock repurchase programs, under which we may repurchase up to $15.0 million of our common stock under each program for a period of 12 months. Under these programs, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2016, we repurchased 1.5 million shares of our common stock for a total of $30.0 million and the repurchase programs expired upon the repurchase of the full authorized amount under the plans.

Item 6. Selected Financial Data

The financial data set forth below should be read in connection with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and related notes thereto:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenue	$1,654,864	$1,341,826	$1,027,406	$904,556	$823,155
Expense:
Cost of services	1,341,814	1,067,694	822,669	725,989	656,424
Charge related to U.S. Government inquiry	—	—	—	33,000	15,000
Gain related to divestitures	(11,225)	—	—	—	—
Rent - cost of services	124,581	88,776	48,488	13,613	13,281
General and administrative expense	69,165	64,163	56,895	40,103	31,819
Depreciation and amortization	38,682	28,111	26,430	33,909	28,358
Total expenses	1,563,017	1,248,744	954,482	846,614	744,882
Income from operations	91,847	93,082	72,924	57,942	78,273
Other income (expense):
Interest expense	(7,136)	(2,828)	(12,976)	(12,787)	(12,229)
Interest income	1,107	845	594	506	255
Other expense, net	(6,029)	(1,983)	(12,382)	(12,281)	(11,974)
Income before provision for income taxes	85,818	91,099	60,542	45,661	66,299
Provision for income taxes	32,975	35,182	26,801	20,003	25,134
Income from continuing operations	52,843	55,917	33,741	25,658	41,165
Loss from discontinued operations	—	—	—	(1,804)	(1,357)
Net income	$52,843	$55,917	$33,741	$23,854	$39,808
Less: net income (loss) attributable to noncontrolling interests	2,853	485	(2,209)	(186)	(783)
Net income attributable to The Ensign Group, Inc.	$49,990	$55,432	$35,950	$24,040	$40,591
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$49,990	$55,432	$35,950	$25,844	$41,948
Loss from discontinued operations, net of income tax	—	—	—	(1,804)	(1,357)
Net income attributable to The Ensign Group, Inc.	$49,990	$55,432	$35,950	$24,040	$40,591
Net income per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.99	$1.10	$0.80	$0.59	$0.98
Loss from discontinued operations (1)	—	—	—	(0.04)	(0.03)
Net income attributable to The Ensign Group, Inc.	$0.99	$1.10	$0.80	$0.55	$0.95
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.96	$1.06	$0.78	$0.58	$0.96
Loss from discontinued operations (1)	—	—	—	(0.04)	(0.03)
Net income attributable to The Ensign Group, Inc.	$0.96	$1.06	$0.78	$0.54	$0.93
Weighted average common shares outstanding
Basic	50,555	50,316	44,682	43,800	42,858
Diluted	52,133	52,210	46,190	44,728	43,884
(1) On March 25, 2013, the Company agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the year ended December 31, 2013. The assets acquired at the initial purchase of DRX, including noncontrolling interest, were recorded at fair value. The initial fair value was greater than total cash paid to acquire all interests in DRX and the subsequent sale price. The sale of DRX has been accounted for as discontinued operations.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,706	$41,569	$50,408	$65,755	$40,685
Working capital	121,934	115,104	83,209	98,540	46,252
Total assets	1,001,025	747,759	493,916	716,315	690,862
Long-term debt, less current maturities	275,486	99,051	68,279	251,895	200,505
Equity	460,495	426,985	257,803	357,257	327,884
Cash dividends declared per common share	$0.1625	$0.1525	$0.1425	$0.1325	$0.1225

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	127,676	120,708	101,563
Adjusted EBITDA(1)(2)	150,098	135,248	112,829
EBITDAR(1)	252,257	209,484	150,051
Adjusted EBITDAR(1)(2)	262,194	221,278	159,376
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	legal costs and charges in connection with the DOJ settlement;

•	gain on the sale of urgent care centers;

•	results related to a closed facility and a facility not at full operation, including continued obligations and closing expenses;

•	share-based compensation expense;

•	Spin-Off charges including results at three independent living facilities transferred to CareTrust in connection with the Spin-Off transaction;

•	costs incurred for facilities currently being constructed and other start-up operations;

•	insurance reserves in connection with the settlement of claims;

•	settlement of a class action lawsuit regarding minimum staffing requirements in the State of California;

•	impairment charges;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	acquisition-related costs;

•	costs incurred related to new systems implementation;

•	professional service fees including costs incurred to recognize income tax credits; and

•	breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated statements of income data:
Net income	$52,843	$55,917	$33,741	$23,854	$39,808
Less: net income (loss) attributable to noncontrolling interests	2,853	485	(2,209)	(186)	(783)
Loss from discontinued operations	—	—	—	1,804	1,357
Interest expense, net	6,029	1,983	12,382	12,281	11,974
Provision for income taxes	32,975	35,182	26,801	20,003	25,134
Depreciation and amortization	38,682	28,111	26,430	33,909	28,358
EBITDA	$127,676	$120,708	$101,563	$92,037	$107,414
Facility rent—cost of services	124,581	88,776	48,488	13,613	13,281
EBITDAR	$252,257	$209,484	$150,051	$105,650	$120,695

EBITDA	$127,676	$120,708	$101,563	$92,037	$107,414
Legal costs and charges related to the U.S. Government inquiry(a)	—	—	—	34,098	16,945
Gain on sale of urgent care centers(b)	(19,160)	—	—	—	—
Results related to a closed facility and a facility not at full operation, including continued obligations and closing expenses(c)	8,705	—	—	—	—
Share-based compensation expense(d)	9,101	6,677	—	—	—
Spin-Off charges including results at three independent living facilities transferred to CareTrust(e)	—	—	8,904	4,050	—
Costs incurred for facilities currently being constructed and other start-up operations(f)	3,850	3,054	—	1,256
Insurance reserve in connection with the settlement of claims(g)	4,924	—	—	—	—
Settlement of class action lawsuit(h)	—	—	—	1,524	2,596
Impairment of goodwill and other indefinite-lived intangibles(i)	—	—	—	490	2,225
Urgent care center losses (earnings)(j)	267	(1,132)	(389)	1,844	546
Acquisition related costs(k)	1,102	1,397	672	288	250
Costs incurred related to new systems implementation and professional service fee(l)	1,148	2,817	138	145	591
Breakup fee, net of costs, received in connection with a public auction(m)	—	(1,019)	—	—	—
Rent related to items(c),(f) and (j) above	12,485	2,746	1,941	1,009	860
Adjusted EBITDA	$150,098	$135,248	$112,829	$136,741	$131,427
Rent—cost of services	124,581	88,776	48,488	13,613	13,281
Less: rent related to items(c),(f) and (j) above	(12,485)	(2,746)	(1,941)	(1,009)	(860)
Adjusted EBITDAR	$262,194	$221,278	$159,376	$149,345	$143,848
______________________

(a)	Legal costs and charges incurred in connection with the settlement of the investigation into the billing and reimbursement processes of some of our operating subsidiaries conducted by the DOJ.

(b)	Gain recognized related to the sale of urgent care centers during the year ended December 31, 2016.
(c) Results related to a closed facility and a facility not at full operation during year ended December 31, 2016, including the fair value of a continued obligation liability under the lease agreement and related closing expenses of $7.9 million for the year ended December 31, 2016.

(d)
Share-based compensation expense incurred during the years ended December 31, 2016 and 2015. Adjusted EBITDA and EBITDAR for the years ended December 31, 2014, 2013, and 2012 did not include a non-GAAP adjustment related to share-based compensation expense of $5.2 million, $4.4 million and $4.7 million, respectively. If adjusted for share-based compensation expense, Adjusted EBITDA for the years ended December 31, 2014, 2013, and 2012 would have been $118.0 million, $141.1 million and $136.2 million, respectively, and Adjusted EBITDAR for the years ended December 31, 2014, 2013, and 2012 would have been $164.6 million, $153.7 million and $148.6 million, respectively.

(e)
Spin-Off charges including results at three independent living facilities transferred to CareTrust in connection with the Spin-Off transaction. The Company completed the Spin-Off in 2014; as such, these charges did not occur in 2012. In addition, the results during years ended December 31, 2013 and 2012 did not include rent expense from CareTrust subsequent to the Spin-Off. See Note 23, Spin-Off of Real Estate Assets through a Real Estate Investment Trust in the Notes to Consolidated Financial Statements.

(f)	Costs incurred for facilities currently being constructed and other start-up operations. This amount excludes rent, depreciation and interest expense.
(g) Insurance reserves in connection with the settlement of claims.

(h)	Settlement of a class action lawsuit regarding minimum staffing requirements in the State of California.

(i)
Impairment charges to goodwill for a skilled nursing facility in Utah during the year ended December 31, 2013 and a decline in the estimated fair value of redeemable noncontrolling interest of our urgent care franchising business during the year ended December 31, 2012.

(j) Operating results at urgent care centers. This amount excludes rent, depreciation, interest expense and the net loss attributable to the variable interest entity associated with our urgent care business.
(k) Costs incurred to acquire operations which are not capitalizable.

(l)
Costs incurred related to new systems implementation; income tax credits which contributed to a decrease in the effective tax rate; and expenses incurred in connection with the stock-split effected in December 2015.

(m) Breakup fee, net of costs, received in connection with a public auction in which we were the priority bidder.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of December 31, 2016, we offered skilled nursing, assisted living and rehabilitative care services through 210 skilled nursing and assisted living facilities across 13 states. Of the 210 facilities, we owned 50 and operated an additional 160 facilities under long-term lease arrangements, and had options to purchase nine of those 160 facilities. Our home health and hospice business provides home health, hospice and home care services from 39 agencies across nine states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of December 31, 2016:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	50	9	151	210
Percentage of total	23.8%	4.3%	71.9%	100.0%
Operational skilled nursing beds	2,857	830	14,037	17,724
Percentage of total	16.1%	4.7%	79.2%	100.0%
Assisted and independent living units	1,551	268	2,631	4,450
Percentage of total	34.9%	6.0%	59.1%	100.0%
Key Performance Indicators
We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. These indicators and their definitions include the following:
Transitional and Skilled Services

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

•
Occupancy percentage (operational beds). The total number of patients occupying a bed in a skilled nursing facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.

•	Number of facilities and operational beds. The total number of skilled nursing facilities that we own or operate and the total number of operational beds associated with these facilities.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2016	2015	2014
Skilled Mix:
Days	30.9%	30.4%	27.6%
Revenue	52.5%	52.6%	50.8%
Quality Mix:
Days	43.4%	42.5%	40.7%
Revenue	61.0%	60.8%	59.9%
Occupancy. We define occupancy derived from our transitional and skilled services as the ratio of actual patient days (one patient day equals one patient occupying one bed for one day) during any measurement period to the number of beds in facilities which are available for occupancy during the measurement period. The number of licensed beds in a skilled nursing facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.
The following table summarizes our overall occupancy statistics for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Occupancy for transitional and skilled services:
Operational beds at end of period	17,724	14,925	12,379
Available patient days	6,125,902	4,991,886	4,275,558
Actual patient days	4,620,735	3,873,409	3,306,296
Occupancy percentage (based on operational beds)	75.4%	77.6%	77.3%

Assisted and Independent Living Services

• Occupancy. We define occupancy derived from our assisted and independent living services as the ratio of actual number of days our units are occupied during any measurement period to the number of units in facilities which are available for occupancy during the measurement period.

• Average monthly revenue per unit. The revenue for a period at an assisted and independent living facility divided by actual occupied units for that revenue source for that given period.

	Year Ended December 31,
	2016	2015	2014
Occupancy for assisted and independent living services:
Occupancy percentage (units)	76.0%	75.3%	77.3%
Average monthly revenue per unit	$2,746	$2,644	$2,315

Home Health and Hospice

•	Medicare episodic admissions. The total number of episodic admissions derived from patients who are receiving care under Medicare reimbursement programs.

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Home health services:
Average Medicare Revenue per Completed Episode	$2,986	$2,929	$2,840
Hospice services:
Average Daily Census	905	679	420
Segments
Beginning in the fourth quarter of 2016, we realigned our operating segments to more closely correlate with our service offerings, which coincide with the way that we measure performance and allocate resources. We have three reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) assisted and independent living services, which includes the operation of assisted and independent living facilities; and (3) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.

We also report an “all other” category that includes revenue from our mobile diagnostics and other ancillary operations. Our mobile diagnostics and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of our assisted and independent living services led us to separate our assisted and independent living services into distinct reportable segment in the fourth quarter of 2016. Previously, we had two reportable segments; transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. We have presented 2015 and 2014 financial information in this Annual Report on a comparative basis to conform with the current year segment presentation.

Revenue Sources

Transitional and Skilled Services

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

We are participating in the established supplemental payment program in various states that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. Several of our operating subsidiaries entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected operating subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.

Assisted and Independent Living Services. Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of December 31, 2016. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of December 31, 2016, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provided daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In 2016, we completed the sale of our urgent care centers for an aggregate purchase price of $41.5 million. As of December 31, 2016, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

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
Revenue Recognition
We recognize revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. Our revenue is derived primarily from providing healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient basis.
Revenue from Medicare and Medicaid programs account for 67.8%, 69.1%, and 71.4% of our consolidated total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded adjustments upon settlement to revenue which were not material to our consolidated revenue for the years ended December 31, 2016, 2015 and 2014.
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
Assisted and Independent Living Revenue
Our revenue is recorded when services are rendered on the date services are provided at amounts billable to individual residents and consists of fees for basic housing and assisted living care. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rate on a per resident, daily basis or as services. Revenue for certain ancillary charges is recognized as services are provided, and such fees are billed monthly in arrears.
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
Self-Insurance
We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $0.5 million per claim, subject to an additional one-time deductible of $1.0 million for California affiliated facilities and a separate, one-time, deductible of $0.8 million for non-California facilities. For all California affiliated facilities, the third-party coverage above these limits was $1.0 million per claim, $3.0 million per facility, with a $5.0 million blanket aggregate limit. For all facilities outside of California, except those located in Colorado, the third-party coverage above these limits was $1.0 million per claim, $3.0 million per facility, with a $5.0 million blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per claim and $3.0 million per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado. Starting January 1, 2017, the combined self-insured retention will be $0.5 million per claim, subject to an additional one-time deductible of $0.8 million for California affiliated facilities and a separate, one-time, deductible of $1.0 million for non-California facilities.
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
 Our operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, we have purchased individual specific excess insurance coverage that insures individual claims that exceed $0.5 million per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, we have purchased individual stop-loss coverage that insures individual claims that exceed $0.8 million per occurrence. As of July 1, 2014, our operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $0.4 million per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, we have purchased insurance coverage that insures individual claims that exceed $0.4 million per accident. In all states except Washington, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information.
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

Income Taxes

Deferred tax assets have been presented on the balance sheet as a non-current asset for all periods presented related to the early adoption of authoritative guidance for the presentation of deferred taxes. Historically, these assets were classified as either current or non-current assets, as applicable. There is no effect on the consolidated statements of income or consolidated statements of cash flow.

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

Recent Accounting Standards Adopted by the Company:

In November 2015, the Financial Accounting Standards Board (FASB) issued updated guidance requiring all deferred tax assets and liabilities be presented as non-current. We early adopted this guidance in the first quarter of fiscal year 2016, retrospectively. We have classified deferred tax amounts as non-current assets in the consolidated balance sheet for all periods presented. There was no effect on the consolidated statements of income or statement of cash flows. See the Consolidated Balance Sheets.

In April 2015, the FASB issued updated guidance requiring debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. We adopted this amendment during the first quarter of 2016. See Note 16, Debt to the Notes to Consolidated Financial Statements.

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

In April 2016, the FASB issued its standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual periods beginning after December 15, 2016, which will be our fiscal year 2017, with early adoption permitted. The adoption of the guidance will result in a decrease in income tax expense and an increase in diluted share counts and net cash provided by operating activities.

In March 2016, the FASB issued its standard to amend the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard, which includes accounting implication related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. The guidance has the same effective date as the new revenue standard and we are required to adopt the guidance by using the same transition method it would use to adopt the new revenue standard. Our evaluation of the adoption method and impact to the consolidated financial statements is ongoing and being performed concurrently with the new revenue standard.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be our fiscal year 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on its consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on its consolidated balance sheet.

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (1) require equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (4) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, which will be our fiscal year 2018. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We have initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. The adoption plan, which also includes evaluation of the adoption method and the impact to the consolidated financial statements, is ongoing and will be completed by the end of fiscal year 2017. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact our evaluation, however we currently anticipate adopting the standard as of January 1, 2018, using the modified retrospective method.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Expenses:
Cost of services	81.1	79.6	80.1
Gain related to divestitures	(0.7)	—	—
Rent—cost of services	7.5	6.6	4.7
General and administrative expense	4.2	4.8	5.5
Depreciation and amortization	2.3	2.1	2.6
Total expenses	94.4	93.1	92.9
Income from operations	5.6	6.9	7.1
Other income (expense):
Interest expense	(0.4)	(0.2)	(1.3)
Interest income	0.1	0.1	—
Other expense, net	(0.3)	(0.1)	(1.3)
Income before provision for income taxes	5.3	6.8	5.8
Provision for income taxes	2.0	2.6	2.6
Net income	3.3	4.2	3.2
Less: net income (loss) attributable to the noncontrolling interests	0.2	—	(0.2)
Net income attributable to The Ensign Group, Inc.	3.1%	4.2%	3.4%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Year Ended December 31,
	2016		2015
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$1,374,803	83.1%	$1,126,388	83.9%
Assisted and independent living services	123,636	7.5%	88,129	6.6%
Home health and hospice services:
Home health	60,326	3.6	47,955	3.6
Hospice	55,487	3.4	42,401	3.2
Total home health and hospice services	115,813	7.0	90,356	6.8
All other (1)	40,612	2.4	36,953	2.7
Total revenue	$1,654,864	100.0%	$1,341,826	100.0%
(1) Includes revenue from services provided at our urgent care clinics and other ancillary operations.

Consolidated revenue increased $313.0 million, or 23.3%. Transitional and skilled services revenue increased by $248.4 million, or 22.1%, mainly attributable to the increase in patient days, revenue per patient day and the impacts of acquisitions. Assisted and independent living services increased by $35.5 million, or 40.3%, mainly due to the increase in occupancy and average monthly revenue per unit compared to the prior year period. Home health and hospice services revenue increased by $25.5 million, or 28.2%, mainly due to an increase in volume and average daily census in existing agencies combined with acquisitions. Revenue from acquisitions increased consolidated revenue by $271.4 million in 2016 when comparing to 2015.

Transitional and Skilled Services

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$1,374,803	$1,126,388	$248,415	22.1%
Number of facilities at period end	149	131	18	13.7%
Number of campuses at period end*	21	15	6	40.0%
Actual patient days	4,620,735	3,873,409	747,326	19.3%
Occupancy percentage — Operational beds	75.4%	77.6%		(2.2)%
Skilled mix by nursing days	30.9%	30.4%		0.5%
Skilled mix by nursing revenue	52.5%	52.6%		(0.1)%

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$898,385	$871,450	$26,935	3.1%
Number of facilities at period end	85	85	—	—%
Number of campuses at period end*	12	12	—	—%
Actual patient days	2,930,232	2,964,185	(33,953)	(1.1)%
Occupancy percentage — Operational beds	78.4%	79.9%		(1.5)%
Skilled mix by nursing days	30.1%	30.2%		(0.1)%
Skilled mix by nursing revenue	51.3%	52.5%		(1.2)%

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$173,559	$164,128	$9,431	5.7%
Number of facilities at period end	23	23	—	—%
Actual patient days	578,178	569,801	8,377	1.5%
Occupancy percentage — Operational beds	72.9%	71.8%		1.1%
Skilled mix by nursing days	33.4%	32.2%		1.2%
Skilled mix by nursing revenue	55.4%	54.7%		0.7%

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$302,237	$83,693	$218,544	NM
Number of facilities at period end	41	22	19	NM
Number of campuses at period end*	9	3	6	NM
Actual patient days	1,109,081	303,686	805,395	NM
Occupancy percentage — Operational beds	69.7%	69.1%		NM
Skilled mix by nursing days	31.7%	30.9%		NM
Skilled mix by nursing revenue	54.4%	51.3%		NM

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Facility Closed(4):
Skilled nursing revenue	$622	$7,117	$(6,495)	NM
Actual patient days	3,244	35,737	(32,493)	NM
Occupancy percentage — Operational beds	70.7%	71.5%		NM
Skilled mix by nursing days	9.6%	12.7%		NM
Skilled mix by nursing revenue	14.9%	26.9%		NM
__________________
* Campus represents a facility that offers both skilled nursing assisted and/or independently living services. Revenue and expenses related to skilled nursing and assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2013.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2013 to December 31, 2014.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2015.

(4)
Facility Closed represent the result of one facility closed during the first quarter of 2016. These results were excluded from Same Facility results for the year ended December 31, 2015 for comparison purposes.

Transitional and skilled services revenue increased $248.4 million, or 22.1%. Of the $248.4 million increase, Medicare and managed care revenue increased $117.2 million, or 22.2%, Medicaid custodial revenue increased $90.7 million, or 21.1%, private and other revenue increased $24.9 million, or 25.7%, and Medicaid skilled revenue increased $15.6 million, or 21.7%.

Transitional and skilled services revenue generated by Same Facilities increased $26.9 million, or 3.1%, compared to the same quarter in the prior year. This increase reflects the following:

•
Medicaid revenue, including Medicaid skilled revenue, increased by $24.5 million, or 6.2%, which was driven by a 6.6% increase in Medicaid revenue per patient day driven by the quality improvement program, the add-on to the reimbursement rate in California and the supplemental programs in Utah, partially offset by a 0.7% decrease in Medicaid days.

•	Managed care revenue increased by $8.2 million, or 5.9%, as a result of a 4.7% increase in managed care days as well as a 1.2% increase in managed care revenue per patient day.

•	Medicare revenue decreased by $11.6 million, or 4.4%, primarily due to a 9.8% decrease in Medicare days, partially offset by a 3.8% increase in Medicare revenue per patient day.

Transitional and skilled services revenue generated by Transitioning Facilities increased $9.4 million, or 5.7%. This is due to increases in total patient days of 1.5%, consisting of a 7.6% increase in managed care days, a 2.0% increase in Medicaid days and a 1.7% increase in Medicare days from the prior year. Revenue per patient day increased by 4.1%, consisting of a 2.0% increase in Medicare, a 5.5% increase in Medicaid and a 1.7% increase in managed care revenue per patient day.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $218.5 million. Between January 1, 2015 and December 31, 2016, we have acquired 50 facilities in eight states.
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

The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Skilled Nursing Average Daily Revenue Rates:
Medicare	$586.51	$565.20	$566.32	$555.33	$491.49	$475.51	$556.89	$555.50
Managed care	424.70	419.83	468.01	460.21	409.95	414.14	428.53	427.16
Other skilled	469.31	456.62	351.10	330.83	386.66	431.42	441.86	436.41
Total skilled revenue	506.09	497.24	486.30	478.11	452.55	449.07	490.18	490.07
Medicaid	208.41	195.44	195.57	185.31	174.45	188.54	198.92	193.04
Private and other payors	204.33	190.12	198.11	199.83	182.50	198.94	197.87	192.04
Total skilled nursing revenue	$297.83	$285.92	$292.88	$281.25	$263.74	$270.38	$288.93	$283.31

Medicare daily rates at Same Facilities increased by 3.8%. The increase was attributable to a 2.4% net market basket increase, which went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 3.0% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment programs in Utah and Texas, the quality improvement program and the add-on to the reimbursement rate in California.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Revenue:
Medicare	27.2%	29.6%	23.4%	23.9%	32.2%	29.1%	27.8%	28.6%
Managed care	16.1	15.7	26.1	25.6	18.5	16.5	17.9	17.2
Other skilled	8.0	7.2	5.9	5.2	3.7	5.7	6.8	6.8
Skilled mix	51.3	52.5	55.4	54.7	54.4	51.3	52.5	52.6
Private and other payors	8.3	8.0	7.2	8.3	9.7	9.8	8.5	8.2
Quality mix	59.6	60.5	62.6	63.0	64.1	61.1	61.0	60.8
Medicaid	40.4	39.5	37.4	37.0	35.9	38.9	39.0	39.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Days:
Medicare	13.7%	14.9%	12.1%	12.1%	17.3%	16.6%	14.4%	14.6%
Managed care	11.3	10.7	16.3	15.6	11.9	10.7	12.0	11.4
Other skilled	5.1	4.6	5.0	4.5	2.5	3.6	4.5	4.4
Skilled mix	30.1	30.2	33.4	32.2	31.7	30.9	30.9	30.4
Private and other payors	12.3	12.0	10.6	11.7	14.0	13.3	12.5	12.1
Quality mix	42.4	42.2	44.0	43.9	45.7	44.2	43.4	42.5
Medicaid	57.6	57.8	56.0	56.1	54.3	55.8	56.6	57.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Revenue	123,636	88,129	$35,507	40.3%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end	21	15	6	40.0%
Occupancy percentage (units)	76.0%	75.3%		0.7%
Average monthly revenue per unit	$2,746	$2,644	$102	3.9%
Assisted and independent living revenue increased $35.5 million, or 40.3%. The increase in revenue is primarily due to the increase in occupancy of 0.7%, the increase in average monthly revenue per unit of 3.9%, and coupled with the addition of 14 assisted and independent living operations in four states between January 1, 2015 and December 31, 2016.
Home Health and Hospice Services

	Year Ended December 31,
	2016	2015	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$60,326	$47,955	$12,371	25.8%
Hospice services	55,487	42,401	13,086	30.9
Total home health and hospice revenue	$115,813	$90,356	$25,457	28.2%
Home health services:
Average Medicare Revenue per Completed Episode	$2,986	$2,929	$57	1.9%
Hospice services:
Average Daily Census	905	679	226	33.3%
Home health and hospice revenue increased $25.5 million, or 28.2%. Of the $25.5 million increase, Medicare and managed care revenue increased $23.1 million, or 30.7%. The increase in revenue is primarily due to the increase in volume, average daily census and average Medicare revenue per completed episode in existing agencies, coupled with the addition of eight home health, hospice and home care operations in seven states between January 1, 2015 and December 31, 2016.

Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016					2015
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$1,130,691	$78,872	$96,753	$35,498	$1,341,814	$902,352	$57,396	$74,557	$33,389	$1,067,694

Consolidated cost of services increased $274.1 million, or 25.7%, primarily due to acquisitions.

Transitional and Skilled Services

	Year Ended December 31,			%
	2016	2015	Change	Change
	(Dollars in thousands)
Cost of service dollars	$1,130,691	$902,352	$228,339	25.3%
Revenue percentage	82.2%	80.1%		2.1%

Cost of services related to our transitional and skilled services segment increased $228.3 million, or 25.3%, due to additional costs at Recently Acquired Facilities of $188.8 million and organic operational growth. Cost of service as a percentage of revenue increased to 82.2%. The main components of the increase are start-up costs related to newly constructed post-acute care campuses, additional costs related to our new labor management system roll-out and increases in health, general and professional liability costs of $21.0 million from the change in claims experience. In addition, our provision for doubtful accounts increased by $8.0 million. Same Facilities cost of services increased due to an increase in health, general and professional liability costs of $12.5 million, partially offset by the decrease in worker compensation costs of $2.2 million.

Assisted and Independent Living Services

	Year Ended December 31,			%
	2016	2015	Change	Change
	(Dollars in thousands)
Cost of service dollars	$78,872	$57,396	$21,476	37.4%
Revenue percentage	63.8%	65.1%		(1.3)%

Cost of services related to our assisted and independent living services segment increased $21.5 million, or 37.4%, primarily due to organic operational growth. The largest component of cost of services is labor expenses. Cost of services as a percentage of total revenue decreased by 1.3% as a result of reduction in labor costs.

Home Health and Hospice Services

	Year Ended December 31,			%
	2016	2015	Change	Change
	(Dollars in thousands)
Cost of service dollars	$96,753	$74,557	$22,196	29.8%
Revenue percentage	83.5%	82.5%		1.0%

Cost of services related to our home health and hospice services segment increased $22.2 million, or 29.8% due to additional costs at agencies acquired during 2016 of $12.4 million and organic operational growth. Cost of services as a percentage of total revenue increased by 1.0% primarily due to costs related to start-up and transitioning operations. We have generally experienced higher costs due to the addition of resources at our newly acquired and start-up agencies.

Gain related to divestitures. We recorded a gain of $19.2 million relate to the sale of our urgent care centers in 2016. The gain is partially offset by the charges of $7.9 million related to the closure of one facility in February 2016. The charges represent the present value of rental payments of $6.5 million related to our continued obligation liability under the lease and related closing expenses. Similar charges and gains did not occur in 2015.

Rent — Cost of Services. Rent — cost of services increased $35.8 million, or 40.3%, to $124.6 million. Rent - cost of service as a percentage of total revenue increased by 0.9% to 7.5%. The additional increase in rent was primarily due to new leases for newly opened and acquired operations.
General and Administrative Expense. General and administrative expense increased by $5.0 million, or 7.8%, to $69.2 million. The increase was primarily due to our operational growth during 2016, coupled with an increase in expenses incurred to acquire new operations and additional share-based compensation expense related to the new management subsidiary equity plan that was implemented in the second quarter of 2016, offset by a reduction in incentives. In addition, general and administrative expense as a percentage of revenue decreased as a percentage of revenue by 0.6% to 4.2%.
Depreciation and Amortization. Depreciation and amortization expense increased $10.6 million, or 37.6%, to $38.7 million. Depreciation and amortization expense increased as a percentage of total revenue by 0.2% to 2.3%. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations of $6.2 million. Of the increase at Recently Acquired Facilities, $1.6 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net increased $4.0 million to $6.0 million. Other expense as a percentage of revenue increased by 0.2% to 0.3%. The increase is due to interest expense incurred related to additional borrowings under the credit facility.
Provision for Income Taxes.  The provision for income taxes is based upon our annual reported income for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective tax rate was 38.4% for the year ended December 31, 2016 compared to 38.6% for the same period in 2015. The effective tax rate was consistent with the prior year.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

	Year Ended December 31,
	2015		2014
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$1,126,388	83.9%	$901,470	87.7%
Assisted and independent living services	88,129	6.6%	48,848	4.8
Home health and hospice services:
Home health	47,955	3.6	29,577	2.9
Hospice	42,401	3.2	24,939	2.4
Total home health and hospice services	90,356	6.8	54,516	5.3
All other (1)	36,953	2.7	22,572	2.2
Total revenue	$1,341,826	100.0%	$1,027,406	100.0%
(1) Includes revenue from services provided at our urgent care clinics and mobile ancillary operations.

Consolidated revenue increased $314.4 million, or 30.6%. Transitional and skilled services revenue increased by $224.9 million, or 25.0%, mainly attributable to the increase in operational level occupancy, revenue per patient day skilled mix and the impact of acquisitions. Assisted and independent living revenue increased by $39.3 million, or 80.4%, due to the increase in average monthly revenue per unit coupled with the addition of 31 assisted and independent living operations in seven states between January 1, 2014 and December 31, 2015. Home health and hospice services revenue increased by $35.8 million, or 65.7%, mainly due to an increase in volume in existing agencies, revenue per episode, and census coupled with acquisitions. Revenue from acquisitions increased consolidated revenue by $233.8 million in 2015 compared to 2014.

Transitional and Skilled Services

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$1,126,388	$901,470	$224,918	25.0%
Number of facilities at period end	131	108	23	21.3%
Number of campuses at period end*	15	12	3	25.0%
Actual patient days	3,873,409	3,306,296	567,113	17.2%
Occupancy percentage — Operational beds	77.6%	77.3%		0.3%
Skilled mix by nursing days	30.4%	27.6%		2.8%
Skilled mix by nursing revenue	52.6%	50.8%		1.8%

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$856,276	$803,173	$53,103	6.6%
Number of facilities at period end	82	82	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	2,909,817	2,900,145	9,672	0.3%
Occupancy percentage — Operational beds	80.8%	80.0%		0.8%
Skilled mix by nursing days	30.3%	28.4%		1.9%
Skilled mix by nursing revenue	52.9%	51.7%		1.2%

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$66,823	$61,955	$4,868	7.9%
Number of facilities at period end	12	12	—	—%
Number of campuses at period end*	1	1	—	—%
Actual patient days	271,918	271,629	289	0.1%
Occupancy percentage — Operational beds	64.1%	62.9%		1.2%
Skilled mix by nursing days	20.9%	19.1%		1.8%
Skilled mix by nursing revenue	42.5%	40.2%		2.3%

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$203,289	$36,342	$166,947	NM
Number of facilities at period end	37	15	22	NM
Number of campuses at period end*	3	—	3	NM
Actual patient days	691,674	134,522	557,152	NM
Occupancy percentage — Operational beds	71.7%	61.1%		NM
Skilled mix by nursing days	34.2%	28.7%		NM
Skilled mix by nursing revenue	54.9%	48.5%		NM
__________________
* Campus represents a facility that offers both skilled nursing and assisted and/or independently living services. Revenue and expenses related to skilled nursing and assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2012.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2012 to December 31, 2013.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2014.

Transitional and skilled services revenue increased $224.9 million, or 25.0%. Of the $224.9 million increase, Medicare and managed care revenue increased $114.2 million, or 27.7%, Medicaid custodial revenue increased $78.1 million, or 22.2%, private and other revenue increased $11.9 million, or 13.9%, and Medicaid skilled revenue increased $20.7 million, or 40.6%.

Transitional and skilled services revenue generated by Same Facilities increased $53.1 million, or 6.6%. This increase reflects the following:

•	Managed care revenue increased by $15.6 million, or 12.8%, which was driven by a 10.4% increase in managed care days as well as a 1.7% increase in managed care revenue per patient day.

•	Medicare revenue increased by $10.3 million, or 4.1%, as a result of a 1.8% increase in Medicare days as well as a 2.2% increase in Medicare revenue per patient day.

•	Medicaid revenue increased by $21.4 million, or 8.2%, primarily due to a 7.7% increase in Medicaid revenue per patient day.

•
In addition, Same Facilities patient days were also impacted by the flooding at one of our operating subsidiaries, which re-opened at the end of May 2015 and resulted in a decrease in the facility's patient days by 13,781 days.

Transitional and skilled services revenue generated by Transitioning Facilities increased $4.9 million, or 7.9%. This increase is due to increases in total patient days and revenue per patient day of 2.3% and 6.5%, respectively.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $166.9 million. Since January 1, 2014, we have acquired 40 facilities in ten states.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Revenue:
Medicare	29.6%	30.2%	27.5%	25.8%	25.1%	18.7%	28.6%	29.4%
Managed care	15.9	15.1	14.8	14.4	23.3	20.9	17.2	15.3
Other skilled	7.4	6.4	0.2	—	6.5	8.9	6.8	6.1
Skilled mix	52.9	51.7	42.5	40.2	54.9	48.5	52.6	50.8
Private and other payors	8.1	9.0	9.7	11.4	8.0	8.6	8.2	9.1
Quality mix	61.0	60.7	52.2	51.6	62.9	57.1	60.8	59.9
Medicaid	39.0	39.3	47.8	48.4	37.1	42.9	39.2	40.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Percentage of Skilled Nursing Days:
Medicare	14.9%	14.6%	13.3%	12.2%	13.8%	9.1%	14.6%	14.2%
Managed care	10.8	9.9	7.5	6.9	15.2	12.3	11.4	9.7
Other skilled	4.6	3.9	0.1	—	5.2	7.3	4.4	3.7
Skilled mix	30.3	28.4	20.9	19.1	34.2	28.7	30.4	27.6
Private and other payors	12.1	12.8	15.6	16.8	11.0	10.9	12.1	13.1
Quality mix	42.4	41.2	36.5	35.9	45.2	39.6	42.5	40.7
Medicaid	57.6	58.8	63.5	64.1	54.8	60.4	57.5	59.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)		Change	% Change
Revenue	88,129	48,848	$39,281	80.4%
Number of facilities at period end	40	15	25	166.7%
Number of campuses at period end	15	12	3	25.0%
Occupancy percentage (units)	75.3%	77.3%		(2.0)%
Average monthly revenue per unit	$2,644	$2,315	$329	14.2%
Assisted and independent living revenue increased $39.3 million, or 80.4%. The increase in revenue is primarily due to the increase in average monthly revenue per unit coupled with the addition of 31 assisted and independent living operations in seven states between January 1, 2014 and December 31, 2015. The decrease in occupancy is due to acquisitions of assisted and living facilities with lower occupancy rates.

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

Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015					2014
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$902,352	$57,396	$74,557	$33,389	$1,067,694	$723,998	$32,684	$43,497	$22,490	$822,669

Consolidated cost of services increased $245.0 million, or 29.8%, primarily due to acquisitions for all segments, including the All Other category.

Transitional and Skilled Services

	Year Ended December 31,			%
	2015	2014	Change	Change
	(Dollars in thousands)
Cost of service dollars	$902,352	$723,998	$178,354	24.6%
Revenue percentage	80.1%	80.3%		(0.2)%

Cost of services related to our transitional and skilled services segment increased $178.4 million, or 24.6% due to additional costs at Recently Acquired Facilities of $142.2 million and organic operational growth. Cost of revenue decreased slightly as a percentage of revenue. The largest component of cost of services is labor expenses. Same Facility cost of services as a percentage of revenue decreased by 0.2% as a result of reduction in labor costs and insurance expenses.

Assisted and Independent Living Services

	Year Ended December 31,			%
	2015	2014	Change	Change
	(Dollars in thousands)
Cost of service dollars	$57,396	$32,684	$24,712	75.6%
Revenue percentage	65.1%	66.9%		(1.8)%

Cost of services related to our assisted and independent living services segment increased $24.7 million, or 75.6%, primarily due newly acquired facilities. The largest component of costs of services is labor expenses. Cost of services as a percentage of total revenue decreased by 1.8% as a result of reduction in labor costs.

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
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for assets acquisition was $120.9 million, $17.8 million and $7.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash paid for business acquisitions was $64.3 million, $110.8 million and $92.7 million for 2016, 2015 and 2014, respectively. Total capital expenditures for property and equipment were $65.7 million, $60.0 million and $53.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2017. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2016, we held debt security investments of approximately $35.2 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$73,888	$33,369	$84,880
Net cash used in investing activities	(210,636)	(168,538)	(172,851)
Net cash provided by financing activities	152,885	126,330	72,624
Net increase (decrease) in cash and cash equivalents	16,137	(8,839)	(15,347)
Cash and cash equivalents at beginning of period	41,569	50,408	65,755
Cash and cash equivalents at end of period	$57,706	$41,569	$50,408
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2016 increased by $40.5 million. The increase was primarily due to the timing in accounts receivable collections and payments of the other operating assets and liabilities such as accounts payable and other accrued expenses. Operating activities for the year ended December 31, 2016 include the gain on sale of urgent care centers of $19.2 million. Similar gains did not occur in 2015.
Net cash used in investing activities for the year ended December 31, 2016 increased by $42.1 million. The increase was primarily the result of the increase in purchases of business and asset acquisitions of $73.6 million, partially offset by the cash received from the sale of the urgent care centers of $40.7 million. In addition, capital expenditures increased by $5.7 million. The increase in capital expenditures in 2016 resulted from our continued investments in connection with constructing new facilities in existing and new markets and our continued investment in expanding and renovating our existing operations.
Net cash provided by financing activities increased by $26.6 million. This increase was primarily due to the receipt of $510.0 million in borrowing proceeds from our amendment of the credit facilities during the year ended December 31, 2016, partially offset by an increase in long-term debt repayments of $345.1 million and by the repurchases of common stock of $30.0 million.
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
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Credit facilities and term loans	$139,447	$193,189	$65,000	$85,000	$270,125
Mortgage loan and promissory notes	68,245	66,117	3,390	14,671	14,032
Total	$207,692	$259,306	$68,390	$99,671	$284,157

The following table represents our cumulative growth from 2009 to the present:

	December 31,
	2009	2010	2011	2012	2013	2014	2015	2016
Cumulative number of skilled nursing, assisted and independent living facilities	77	82	102	108	119	136	186	210
Cumulative number of home health, home care and hospice agencies	1	3	7	10	16	25	32	39
Cumulative number of urgent care centers	—	—	—	3	7	14	17	—

Credit Facility with a Lending Consortium Arranged by SunTrust
We maintain a credit facility with a lending consortium arranged by SunTrust (as amended to date, the Credit Facility). On July 19, 2016, we entered into the second amendment to the credit facility (Second Amended Credit Facility), which amended the existing credit agreement to increase the aggregate principal amount up to $450,000. The Second Amended Credit Facility comprised of a $300,000 revolving credit facility and a $150,000 term loan. Borrowings under the term loan portion of the Second Amended Credit Facility will mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility discussed below. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million (the Amended Credit Facility). Under the Amended Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150.0 million. The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments under the Amended Credit Facility that will range from 0.3% to 0.5% per annum, depending on the Consolidated Total Net Debt to

Consolidated EBITDA ratio of the Company and our subsidiaries. We are permitted to prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The Credit Facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2016, our operating subsidiaries had $270.1 million outstanding under the Credit Facility. The outstanding balance on the on the term loan was $148.1 million, of which $7.5 million is classified as short-term and the remaining $140.6 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $122.0 million, which is classified as long-term. We were in compliance with all loan covenants as of December 31, 2016.

On May 30, 2014, we entered into the Credit Facility in an aggregate principal amount of $150,000 from a syndicate of banks and other financial institutions. Under the Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio of the Company and our operating subsidiaries as defined in the agreement. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and our operating subsidiaries. Loans made under the Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility.

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by substantially all of our personal property. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to consolidated EBITDA ratio, and a minimum interest/rent coverage ratio. The majority of lenders can require that the Company and our operating subsidiaries mortgage certain of their real property assets to secure the Credit Facility if an event of default occurs, the debt to consolidated EBITDA ratio is above 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the debt to consolidated EBITDA ratio is below 2.50:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable.

As of February 6, 2017, there was approximately $300.0 million outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of December 31, 2016, our operating subsidiaries had $14.0 million outstanding under the mortgage loans and note, of which $0.6 million is classified as short-term and the remaining $13.4 million is classified as long-term.

Contractual Obligations, Commitments and Contingencies

The following table sets forth our principal contractual obligations and commitments as of December 31, 2016, including the future periods in which payments are expected:

	2017	2018	2019	2020	2021	Thereafter	Total
			(In thousands)
Operating lease obligations	$137,247	$140,211	$139,851	$139,191	$138,498	$1,145,188	$1,840,186
Long-term debt obligations	$8,129	$8,178	$8,208	$8,241	$240,900	$10,501	$284,157
Interest payments on long-term debt	$523	$515	$485	$452	$418	$3,186	$5,579
Total	$145,899	$148,904	$148,544	$147,884	$379,816	$1,158,875	$2,129,922
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
We do not have the ability to terminate the obligations under a Master Lease prior to its expiration without CareTrust’s consent. If a Master Lease is terminated prior to its expiration other than with CareTrust’s consent, we may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance and repair costs for the leased property.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $56.3 million, $56.0 million and $32.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of December 31, 2016, we were in compliance with the Master Leases' covenants.
During the first quarter of 2016, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016, or expected to be paid in future periods, and will have no material impact on our lease coverage ratios under the Master Leases.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer

Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $125.2 million, $89.3 million and $48.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Twenty-two of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In November 2016, we entered into an agreement with our landlord to terminate the lease effective as of November 16, 2016. The lease of the facility was scheduled to expire on May 31, 2031. The lease terminates effective as of November 16, 2016. In addition, a number of our individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. We are not aware of any defaults as of December 31, 2016.
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
See additional description of our contingencies in Notes 16, Debt, 18, Leases and 20, Commitments and Contingencies in Notes to Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had approximately $2.3 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At December 31, 2016, our subsidiaries had $270.1 million outstanding under the credit facility. On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 7 of this Annual Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of December 31, 2016, our operating subsidiaries had $270.1 million outstanding under the credit facility. The outstanding balance on the on the term loan was $148.1 million, of which $7.5 million is classified as short-term and the remaining $140.6 million is classified as long-term. The outstanding balance on the revolving credit facility was $122.0 million, which is classified as long-term.

Our cash and cash equivalents as of December 31, 2016 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2016, we held debt security investments of approximately $35.2 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2016 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2016. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(In thousands, except per share data)
Revenue	$433,048	$428,065	$410,517	$383,234	$373,155	$351,086	$311,056	$306,529
Cost of services	355,997	348,971	330,538	306,308	297,401	280,545	248,292	241,456
Total expenses	397,365	408,025	390,708	366,919	348,818	329,498	289,072	281,355
Income from operations	35,683	20,040	19,809	16,315	24,337	21,588	21,984	25,174
Net income	$21,006	$11,184	$11,363	$9,290	$14,437	$13,159	$13,233	$15,088
Income (loss) attributable to noncontrolling interests	2,669	29	37	118	836	(313)	45	(82)
Net income attributable to The Ensign Group, Inc.	$18,337	$11,155	$11,326	$9,172	$13,601	$13,472	$13,188	$15,170
Net income per share attributable to The Ensign Group, Inc.
Basic	$0.36	$0.22	$0.23	$0.18	$0.27	$0.26	$0.26	$0.32
Diluted	$0.35	$0.21	$0.22	$0.18	$0.26	$0.25	$0.25	$0.31
Weighted average common shares outstanding(1):
Basic	50,724	50,541	50,274	50,679	51,308	51,144	50,948	47,816
Diluted	52,231	52,045	51,931	52,334	53,193	53,070	52,866	49,652
 (

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

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders of The Ensign Group, Inc.
Mission Viejo, California

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 8, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California February 8, 2017

Item 9B.        Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

PART IV.

 Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 105 are filed as part of this report.

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

THE ENSIGN GROUP, INC.

February 8, 2017	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 8, 2017
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 8, 2017
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 8, 2017
Roy E. Christensen

/s/ ANTOINETTE T. HUBENETTE	Director	February 8, 2017
Antoinette T. Hubenette

/s/ JOHN G. NACKEL	Director	February 8, 2017
John G. Nackel

/s/ DAREN J. SHAW	Director	February 8, 2017
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 8, 2017
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 8, 2017
Barry M. Smith

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Ensign Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 8, 2017

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$57,706	$41,569
Accounts receivable—less allowance for doubtful accounts of $39,791 and $30,308 at December 31, 2016 and December 31, 2015, respectively	244,433	209,026
Investments—current	11,550	2,004
Prepaid income taxes	302	8,141
Prepaid expenses and other current assets	19,871	18,827
Total current assets	333,862	279,567
Property and equipment, net	484,498	299,633
Insurance subsidiary deposits and investments	23,634	32,713
Escrow deposits	1,582	400
Deferred tax asset	23,073	20,852
Restricted and other assets	12,614	9,631
Intangible assets, net	35,076	45,431
Goodwill	67,100	40,886
Other indefinite-lived intangibles	19,586	18,646
Total assets	$1,001,025	$747,759
Liabilities and equity
Current liabilities:
Accounts payable	$38,991	$36,029
Accrued wages and related liabilities	84,686	78,890
Accrued self-insurance liabilities—current	21,359	18,122
Other accrued liabilities	58,763	46,205
Current maturities of long-term debt	8,129	620
Total current liabilities	211,928	179,866
Long-term debt—less current maturities	275,486	99,051
Accrued self-insurance liabilities—less current portion	43,992	37,881
Deferred rent and other long-term liabilities	9,124	3,976
Total liabilities	540,530	320,774

Commitments and contingencies (Notes 16, 18 and 20)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 52,787 and 50,838 shares issued and outstanding at December 31, 2016, respectively, and 51,918 and 51,370 shares issued and outstanding at December 31, 2015, respectively (Note 3)	52	51
Additional paid-in capital (Note 3)	252,493	235,076
Retained earnings	235,021	193,420
Common stock in treasury, at cost, 1,520 and 123 shares at December 31, 2016 and December 31, 2015, respectively (Note 3)	(31,117)	(1,223)
Total Ensign Group, Inc. stockholders' equity	456,449	427,324
Non-controlling interest	4,046	(339)
Total equity	460,495	426,985
Total liabilities and equity	$1,001,025	$747,759
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenue	$1,654,864	$1,341,826	$1,027,406
Expense:
Cost of services	1,341,814	1,067,694	822,669
Gain related to divestitures (Note 18 and 19)	(11,225)	—	—
Rent—cost of services (Note 18)	124,581	88,776	48,488
General and administrative expense	69,165	64,163	56,895
Depreciation and amortization	38,682	28,111	26,430
Total expenses	1,563,017	1,248,744	954,482
Income from operations	91,847	93,082	72,924
Other income (expense):
Interest expense	(7,136)	(2,828)	(12,976)
Interest income	1,107	845	594
Other expense, net	(6,029)	(1,983)	(12,382)
Income before provision for income taxes	85,818	91,099	60,542
Provision for income taxes	32,975	35,182	26,801
Net income	52,843	55,917	33,741
Less: net income (loss) attributable to noncontrolling interests	2,853	485	(2,209)
Net income attributable to The Ensign Group, Inc.	$49,990	$55,432	$35,950
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.99	$1.10	$0.80
Diluted	$0.96	$1.06	$0.78
Weighted average common shares outstanding:
Basic	50,555	50,316	44,682
Diluted	52,133	52,210	46,190

Dividends per share	$0.1625	$0.1525	$0.1425
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	52,843	55,917	33,741
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap, net of income tax provision of $78 for the years ended December 31, 2014.	—	—	89
Reclassification of derivative loss to income, net of income tax benefit of $638 for the year ended December 31, 2014.	—	—	1,023
Comprehensive income	52,843	55,917	34,853
Less: net income (loss) attributable to noncontrolling interests	2,853	485	(2,209)
Comprehensive income attributable to The Ensign Group, Inc.	$49,990	$55,432	$37,062

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Shares	Amount			Shares	Amount			Total

Balance - January 1, 2014	22,113	22	101,364	257,502	237	(1,680)	(1,112)	1,161	357,257
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	415	—	3,475	—	(87)	370	—	—	3,845
Issuance of restricted stock to employees	63	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(6,441)	—	—	—	—	(6,441)
Employee stock award compensation	—	—	5,190	—	—	—	—	—	5,190
Excess tax benefit from share-based compensation	—	—	4,264	—	—	—	—	—	4,264
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,209)	(2,209)
Distribution of net assets to CareTrust (Note 23)	—	—	—	(141,165)	—	—	—	—	(141,165)
Net Income attributable to the Ensign Group, Inc.	—	—	—	35,950	—	—	—	—	35,950
Termination of swap and other comprehensive income	—	—	—	—	—	—	1,112	—	1,112
Balance - December 31, 2014	22,591	$22	$114,293	$145,846	150	$(1,310)	$—	$(1,048)	$257,803
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	255	—	2,443	—	(27)	87	—	—	2,530
Issuance of restricted stock to employees	105	—	1,892	—	—	—	—	—	1,892
Issuance of common stock through public offering, net of issuance costs	2,734	3	106,117	—	—	—	—	—	106,120
Dividends declared	—	—		(7,858)	—	—	—	—	(7,858)
Employee stock award compensation	—	—	6,677	—	—	—	—	—	6,677
Excess tax benefit from share-based compensation	—	—	3,680	—	—	—	—	—	3,680
Stock issued to effect stock split	25,685	26	(26)	—	—	—	—	—	—
Noncontrolling interest assumed related to acquisition	—	—	—	—	—	—	—	224	224
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	485	485
Net Income attributable to the Ensign Group, Inc.	—	—	—	55,432	—	—	—	—	55,432
Balance - December 31, 2015	51,370	$51	$235,076	$193,420	123	$(1,223)	$—	$(339)	$426,985
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	668	1	4,045	—	(55)	106	—	—	4,152
Issuance of restricted stock to employees	252	—	2,517	—	—	—	—	—	2,517
Repurchase of common stock (Note 3)	(1,452)				1,452	(30,000)	—	—	(30,000)
Dividends declared	—	—	—	(8,282)	—	—	—	—	(8,282)
Employee stock award compensation	—	—	7,776	—	—	—	—	—	7,776
Excess tax benefit from share-based compensation	—	—	3,079	—	—	—	—	—	3,079
Noncontrolling interest attributable to subsidiary equity plan (Note 17)	—	—	—	(107)	—	—	—	1,432	1,325
Noncontrolling interest assumed related to acquisition	—	—	—	—	—	—	—	100	100
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	2,853	2,853
Net Income attributable to the Ensign Group, Inc.	—	—	—	49,990	—	—	—	—	49,990
Balance - December 31, 2016	50,838	$52	$252,493	$235,021	1,520	$(31,117)	$—	$4,046	$460,495
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$52,843	$55,917	$33,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,682	28,111	26,430
Amortization of deferred financing fees	825	591	687
Fixed assets impairment	137	—	—
Write-off of deferred financing fees	321	—	—
Deferred income taxes	(2,208)	1,251	(3,110)
Provision for doubtful accounts	28,512	19,802	13,179
Share-based compensation	9,101	6,677	5,190
Excess tax benefit from share-based compensation	(3,079)	(3,680)	(4,264)
Loss on extinguishment of debt	—	—	4,067
Loss on termination of interest rate swap	—	—	1,661
(Gain)/loss on disposition of property and equipment	164	205	100
Gain on sale of urgent care centers	(19,160)	—	—
Change in operating assets and liabilities
Accounts receivable	(63,617)	(100,324)	(31,867)
Prepaid income taxes	7,839	(5,149)	6,897
Prepaid expenses and other assets	(1,465)	(10,340)	864
Insurance subsidiary deposits and investments	(467)	(10,785)	(1,533)
Losses related to operational closures (Note 18)	7,205	—	—
Accounts payable	577	1,780	7,978
Accrued wages and related liabilities	(4,978)	22,178	16,644
Income taxes payable	987	—	—
Other accrued liabilities	12,588	21,403	6,337
Accrued self-insurance liabilities	8,125	5,418	1,881
Deferred rent liability	956	314	(2)
Net cash provided by operating activities	73,888	33,369	84,880
Cash flows from investing activities:
Purchase of property and equipment	(65,699)	(60,018)	(53,693)
Cash payment for business acquisitions	(64,310)	(110,802)	(92,669)
Cash payment for asset acquisitions	(120,935)	(17,750)	(7,938)
Escrow deposits	(1,582)	(400)	(16,153)
Escrow deposits used to fund business acquisitions	400	16,153	1,000
Increase in restricted cash	—	—	(8,219)
Use of restricted cash	—	5,082	3,137
Cash received from sale of urgent care centers and franchising businesses, net of note receivable	40,734	2,000	2,000
Cash proceeds from the sale of property and equipment and insurance proceeds	391	10	24
Restricted and other assets	365	(2,813)	(340)
Net cash used in investing activities	(210,636)	(168,538)	(172,851)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 16)	844,000	334,000	495,677
Payments on revolving credit facility and other debt (Note 16 and Note 3)	(659,514)	(314,417)	(331,198)
Proceeds from common stock offering (Note 3)	—	112,078	—
Issuance costs in connection with common stock offering (Note 3)	—	(5,961)	—
Issuance of treasury stock upon exercise of options	106	87	370
Cash retained by CareTrust at separation (Note 23)	—	—	(78,731)
Issuance of common stock upon exercise of options	6,563	4,337	3,475
Repurchase of shares of common stock (Note 3)	(30,000)	—	—
Dividends paid	(8,173)	(7,494)	(6,297)
Excess tax benefit from share-based compensation	3,181	3,700	4,280
Prepayment penalty on early retirement of debt	—	—	(2,069)
Payments of deferred financing costs	(3,278)	—	(12,883)
Net cash provided by financing activities	152,885	126,330	72,624
Net increase (decrease) in cash and cash equivalents	16,137	(8,839)	(15,347)
Cash and cash equivalents beginning of period	41,569	50,408	65,755
Cash and cash equivalents end of period	$57,706	$41,569	$50,408
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,428	$2,773	$13,511
Income taxes	$23,163	$35,490	$22,029
Non-cash financing and investing activity:
Accrued capital expenditures	$6,828	$4,171	$3,109
Note receivable from sale of urgent care centers and franchising business	$700	$—	$2,000
Favorable lease included in the fair value of assets acquisitions	$7,190	$—	$—
Refundable deposits assumed as part of business acquisition	$—	$3,488	$—
Debt assumed as part of asset acquisition	$—	$11,699	$3,417

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as, other ancillary businesses. As of December 31, 2016, the Company operated 210 facilities, 39 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company historically operated urgent care clinics in Colorado and Washington. The Company completed the sale of its urgent care centers in 2016. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, urgent care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 17,700 operational skilled nursing beds and 4,450 assisted living and independent living units. As of December 31, 2016, the Company owned 50 of its 210 affiliated facilities and leased an additional 160 facilities through long-term lease arrangements and had options to purchase 9 of those 160 facilities. As of December 31, 2015, the Company owned 32 of its 186 affiliated facilities and leased an additional 154 facilities through long-term lease arrangements, and had options to purchase 20 of those 154 facilities.
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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the year ended December 31, 2016.

The Company completed the sale of its urgent care centers for an aggregate purchase price of $41,492. The sale transactions do not meet the criteria of discontinued operations as they do not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

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
Revenue Recognition — The Company recognizes revenue when the following four conditions have been met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the price is fixed or determinable; and (iv) collection is reasonably assured. The Company's revenue is derived primarily from providing healthcare services to patients and is recognized on the date services are provided at amounts billable to the individual. For reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts on a per patient basis.
Revenue from the Medicare and Medicaid programs accounted for 67.8%, 69.1%and 71.4% of the Company's revenue for the years ended December 31, 2016, 2015 and 2014, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2016, 2015 and 2014.
The Company’s service specific revenue recognition policies are as follows:
Skilled Nursing Revenue
The Company’s revenue is derived primarily from providing long-term healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rate on a per patient, daily basis or as services are performed.
Assisted and Independent Living Revenue
The Company's revenue is recorded when services are rendered on the date services are provided at amounts billable to individual residents and consists of fees for basic housing and assisted living care. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rate on a per resident, daily basis or as services. Revenue for certain ancillary charges is recognized as services are provided, and such fees are billed monthly in arrears.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $137 related to the closure of one facility during the first quarter of 2016. The Company did not record impairment charges during the years ended December 31, 2015 and 2014.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. For claims made after January 1, 2013, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $1,000 for California affiliated facilities and a separate, one-time, deductible of $750 for non-California facilities. For all California affiliated facilities, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate limit. For all facilities outside of California, except those located in Colorado, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado. Beginning on January 1, 2017, the combined self-insured retention will be $500 per claim, subject to an additional one-time deductible of $750 for California affiliated facilities and a separate, one-time, deductible of $1,000 for non-California facilities.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.
In addition, the Company has recorded an asset and equal liability of $4,104 and $2,881 at December 31, 2016 and 2015, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.
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

Income Taxes — Deferred tax assets have been presented on the balance sheet as a non-current asset for all periods presented related to the early adoption of authoritative guidance for the presentation of deferred taxes. Historically, these assets were classified as either current or non-current assets, as applicable. There is no effect on the consolidated statements of income or consolidated statements of cash flow.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards Adopted by the Company:

In November 2015, the FASB issued updated guidance requiring all deferred tax assets and liabilities be presented as non-current. The Company early adopted this guidance in the first quarter of fiscal year 2016, retrospectively. The Company has classified deferred tax amounts as non-current assets in the consolidated balance sheet for all periods presented. There was no effect on the consolidated statements of income or statement of cash flows. See the Consolidated Balance Sheets.

In April 2015, the FASB issued updated guidance requiring debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The new standard was effective for the Company in the first quarter of fiscal year 2016. The Company adopted this amendment during the first quarter of 2016. See Note 16, Debt to the Consolidated Financial Statements.

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

In April 2016, the FASB issued its standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual periods beginning after December 15, 2016, which will be the Company's fiscal year 2017, with early adoption permitted. The adoption of the guidance will result in a decrease in income tax expense and an increase in diluted share counts and net cash provided by operating activities.

In March 2016, the FASB issued its standard to amend the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard, which includes accounting implication related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The guidance has the same effective date as the new revenue standard and the Company is required to adopt the guidance by using the same transition method it would use to adopt the new revenue standard. The Company's evaluation of the adoption method and impact to the consolidated financial statements is ongoing and being performed concurrently with the new revenue standard.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be the Company's fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on its consolidated balance sheet.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company has initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. The adoption plan, which also includes evaluation of the adoption method and the impact to the consolidated financial statements, is ongoing and will be completed by the end of fiscal year 2017. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact its evaluation, however the Company currently anticipates adopting the standard as of January 1, 2018, using the modified retrospective method.

3. COMMON STOCK
Common Stock Repurchase Program

On November 4, 2015 and February 9, 2016, the Company announced that its Board of Directors authorized two stock repurchase programs, under which the Company may repurchase up to $15,000 of its common stock under each program for a period of 12 months. Under these programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2016, the Company repurchased 1,452 shares of its common stock for a total of $30,000 and the repurchase programs expired upon the repurchase of the full authorized amount under the plans. The Company did not have stock repurchase programs in place during the the year ended December 31, 2014.

Common Stock Offering

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequently, the Company completed a common stock offering, issuing 5,467 shares at approximately $20.50 per share. After deducting underwriting discounts and commissions of $5,604, excluding other issuance costs of $357, the Company received net proceeds of $106,474. The Company then used $94,000 of the net proceeds to pay off outstanding amounts under its credit facility.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$52,843	$55,917	$33,741
Less: net income (loss) attributable to noncontrolling interests	2,853	485	(2,209)
Net income attributable to The Ensign Group, Inc.	$49,990	$55,432	$35,950

Denominator:
Weighted average shares outstanding for basic net income per share	50,555	50,316	44,682
Basic net income per common share attributable to The Ensign Group, Inc.	$0.99	$1.10	$0.80

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$52,843	$55,917	$33,741
Less: net income (loss) attributable to noncontrolling interests	2,853	485	(2,209)
Net income attributable to The Ensign Group, Inc.	$49,990	$55,432	$35,950

Denominator:
Weighted average common shares outstanding	50,555	50,316	44,682
Plus: incremental shares from assumed conversion (1)	1,578	1,894	1,508
Adjusted weighted average common shares outstanding	52,133	52,210	46,190
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.96	$1.06	$0.78
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 838, 258, and 1,084 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2016			2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$57,706	$—	$—	$41,569	$—	$—

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

Debt Security Investments - Held to Maturity

At December 31, 2016 and 2015, the Company had approximately $35,184 and $34,717, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of December 31, 2016, the debt security investments were held in AA, A and BBB+ rated debt securities.

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the years ended December 31, 2016, 2015 and 2014 is summarized in the following tables:

	Year Ended December 31,
	2016		2015		2014
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$557,958	33.7%	$458,956	34.2%	$369,106	35.9%
Medicare	477,019	28.8	395,503	29.5	313,144	30.5
Medicaid — skilled	87,517	5.3	71,905	5.4	51,157	5.0
Total Medicaid and Medicare	1,122,494	67.8	926,364	69.1	733,407	71.4
Managed care	265,508	16.0	206,770	15.4	145,796	14.2%
Private and other payors(1)	266,862	16.2	208,692	15.5	148,203	14.4%
Revenue	$1,654,864	100.0%	$1,341,826	100.0%	$1,027,406	100.0%
(1) Private and other payors also includes revenue from all payors generated in urgent care centers and other ancillary services.

Accounts receivable as of December 31, 2016 and 2015 is summarized in the following table:

	December 31,
	2016	2015
Medicaid	$111,031	$90,677
Managed care	66,346	56,411
Medicare	55,500	49,970
Private and other payors	51,347	42,276
	284,224	239,334
Less: allowance for doubtful accounts	(39,791)	(30,308)
Accounts receivable, net	$244,433	$209,026

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. BUSINESS SEGMENTS

The Company has three reportable operating segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) assisted and independent living services, which includes the operation of assisted and independent living facilities; and (3) home health and hospice services, which includes the Company's home health, home care and hospice businesses. The Company's Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.

The Company also reports an “all other” category that includes revenue from its urgent care centers, mobile diagnostics and other ancillary operations. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. In 2016, the Company completed the sale of its urgent care centers for an aggregate purchase price of $41,492. The reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of the Company's assisted and independent living services led it to separate the assisted and independent living services into a distinct reportable segment in the fourth quarter of 2016. Previously, the Company had two reportable segments, transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. The Company has presented 2015 and 2014 financial information on a comparative basis to conform with the current year segment presentation. Certain revenues by payor source were reclassified between Medicaid and private and other to conform with the current year segment presentation. See also Note 12, Goodwill and Other Indefinite-Lived Intangible Assets for comparative information on changes in the carrying amount of goodwill by segment.

As of December 31, 2016, transitional and skilled services included 149 wholly-owned affiliated skilled nursing facilities and 21 campuses that provide skilled nursing and rehabilitative care services. The Company provided room and board and social services through 40 wholly-owned affiliated assisted and independent living facilities and 21 campuses. Home health, home care and hospice services were provided to patients through the Company's 39 agencies. The Company's urgent care services, which is included in the "all other" category, were provided to patients by the Company's wholly owned urgent care operating subsidiaries. See also Note 19, Divestitures for further information relating to the sale of urgent care centers. As of December 31, 2016, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Year Ended December 31, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$521,063	$26,397	$10,498	$—		$557,958	33.7%
Medicare	396,519	—	80,500	—		477,019	28.8
Medicaid-skilled	87,517	—	—	—		87,517	5.3
Subtotal	1,005,099	26,397	90,998	—		1,122,494	67.8
Managed care	247,844	—	17,664	—		265,508	16.0
Private and other	121,860	97,239	7,151	40,612	(1)	266,862	16.2
Total revenue	$1,374,803	$123,636	$115,813	$40,612		$1,654,864	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in the Company's urgent care centers and other ancillary operations.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$430,368	$19,642	$8,946	$—		$458,956	34.2%
Medicare	332,429	—	63,074	—		395,503	29.5
Medicaid-skilled	71,905	—	—	—		71,905	5.4
Subtotal	834,702	19,642	72,020	—		926,364	69.1
Managed care	194,743	—	12,027	—		206,770	15.4
Private and other	96,943	68,487	6,309	36,953	(1)	208,692	15.5
Total revenue	$1,126,388	$88,129	$90,356	$36,953		$1,341,826	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in the Company's urgent care centers and other ancillary operations.

	Year ended December 31, 2014
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other
						Total Revenue	Revenue %
Medicaid	$352,271	$11,590	$5,245	$—		$369,106	35.9%
Medicare	274,723	—	38,421	—		313,144	30.5
Medicaid-skilled	51,157	—	—	—		51,157	5.0
Subtotal	678,151	11,590	43,666	—		733,407	71.4
Managed care	138,215	—	7,581	—		145,796	14.2
Private and other	85,104	37,258	3,269	22,572	(1)	148,203	14.4
Total revenue	$901,470	$48,848	$54,516	$22,572		$1,027,406	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in the Company's urgent care centers and other ancillary operations.

The following table sets forth selected financial data consolidated by business segment:

	Year Ended December 31, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,374,803	$123,636	$115,813	$40,612		$1,654,864
Intersegment revenue (1)	2,929	—	—	2,184	(5,113)	—
Total revenue	$1,377,732	$123,636	$115,813	$42,796	$(5,113)	$1,654,864
Segment income (loss) (2)	$118,118	$11,701	$16,571	$(54,543)	$—	$91,847
Interest expense, net of interest income						(6,029)
Income before provision for income taxes						$85,818
Depreciation and amortization	$26,298	$4,157	$924	$7,303	$—	$38,682

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.

The Company's transitional and skilled services segment income for the year ended December 31, 2016 included the continued obligation under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6,512, which was recognized for the closure of one skilled nursing facility in the first quarter of 2016. See Note 18, Leases for further detail.

	Year Ended December 31, 2015
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,126,388	$88,129	$90,356	$36,953		$1,341,826
Intersegment revenue (1)	2,447		—	881	(3,328)	—
Total revenue	$1,128,835	$88,129	$90,356	$37,834	$(3,328)	$1,341,826
Segment income (loss) (2)	$136,744	$11,463	$13,584	$(68,709)	$—	$93,082
Interest expense, net of interest income						$(1,983)
Income before provision for income taxes						$91,099
Depreciation and amortization	$18,008	$3,338	$980	$5,785	$—	$28,111

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.

	Year Ended December 31, 2014
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$901,470	$48,848	$54,516	$22,572		$1,027,406
Intersegment revenue (1)	2,066		—	735	(2,801)	—
Total revenue	$903,536	$48,848	$54,516	$23,307	$(2,801)	$1,027,406
Segment income (loss) (2)	$117,816	$8,195	$9,701	$(62,788)	$—	$72,924
Interest expense, net of interest income						$(12,382)
Income before provision for income taxes						$60,542
Depreciation and amortization	$19,673	$1,996	$539	$4,222	$—	$26,430

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income excludes general and administrative expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.

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
During the year ended December 31, 2016, the Company expanded its operations with the addition of two home health agencies and five hospice agencies. In addition, the Company acquired eighteen stand-alone skilled nursing operations and one post-acute care campus through a combination of long-term leases and purchases. As part of these acquisitions, the Company acquired the real estate at two of the skilled nursing operations and one post-acute care campus and entered into long term leases for sixteen skilled nursing operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company also invested in new ancillary services that are complementary to its existing transitional and skilled services; assisted and independent living services and home health

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and hospice businesses. The aggregate purchase price for these acquisitions for the year ended December 31, 2016 was $64,521. The expansion of skilled nursing operations added 2,336 operational skilled nursing beds and ten assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The Company's operating subsidiaries opened six newly constructed post-acute care campuses under long-term lease agreements, which added 463 operational skilled nursing beds and 142 assisted living units.
During the year ended December 31, 2015, the Company continued to expand its operations with the addition of 50 stand-alone skilled nursing and assisted living operations, seven home health, hospice and home care agencies and three urgent care centers to its operations through a combination of long-term leases and purchases. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. As part of these transactions, we acquired the real estate at 18 of the skilled nursing and assisted and independent living operations. In addition, the Company has invested in new business lines that are complementary to its existing transitional and skilled services; assisted and independent living services and home health and hospice businesses. The aggregate purchase price conveyed in all acquisitions was $119,965, including the assumption of liabilities of $8,939. The expansion of skilled nursing and assisted and independent living operations added 2,580 and 2,013 operational skilled nursing beds and assisted and independent living units, respectively, operated by the Company's operating subsidiaries. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction.
During the year ended December 31, 2014, the Company expanded its operations with the addition of 21 stand-alone skilled nursing and assisted living operations and nine home health, home care and hospice agencies to its operations through a combination of long-term leases and purchases. The aggregate purchase price was approximately $96,085, including the assumption of an existing HUD-insured loan of $3,417. The Company also entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the year ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Land	$1,054	$12,811	$10,314
Building and improvements	21,057	73,502	41,995
Equipment, furniture, and fixtures	8,265	4,612	2,933
Assembled occupancy	1,299	895	905
Definite-lived intangible assets	363	360	729
Goodwill	30,343	10,617	6,334
Favorable leases	393	10,901	28,680
Other indefinite-lived intangible assets	1,741	6,285	4,195
Other assets acquired, net of liabilities assumed	6	(18)	—
Total acquisitions	$64,521	$119,965	$96,085
In addition to the business combinations above, in 2016, the Company acquired the underlying real estate of fifteen assisted living operation, which the Company previously operated under a long-term lease agreement for an aggregate purchase price of $127,348. For year ended December 31, 2015, the Company acquired the underlying real estate and assets of three skilled nursing operations, which the Company previously operated under long-term lease agreements for an aggregate purchase price of $$23,998, which included a promissory note of $$6,248. These asset acquisitions did not impact the Company's operational bed or unit counts.

Subsequent to December 31, 2016, the Company acquired one skilled nursing and assisted living operation for a purchase price of $5,750, which included real estate. The addition of this operation added 124 operational skilled nursing beds and nine assisted living units operated by the Company's operating subsidiaries.

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

	December 31,
	2016	2015
	(Unaudited)
Revenue	$1,725,063	$1,524,371
Net income attributable to The Ensign Group, Inc.	48,992	54,790
Diluted net income per common share	$0.94	$1.05
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

The foregoing unaudited pro forma information is not indicative of what the results of operations would have been if the acquisitions had actually occurred at the beginning of the periods presented, and is not intended as a projection of future results or trends. Included in the table above are pro forma revenue and loss generated during the year ended December 31, 2016, by individually immaterial business acquisitions completed through the issuance date of the Financial Statements of $70,199 and $997, respectively. Included in the table above are pro forma revenue and loss generated during the year ended December 31, 2015, by individually immaterial business acquisitions completed through the issuance date of the financial statements of $182,546 and $642, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	December 31,
	2016	2015
Land	$47,565	$41,451
Buildings and improvements	304,263	151,434
Equipment	153,170	114,752
Furniture and fixtures	6,931	5,504
Leasehold improvements	80,164	68,405
Construction in progress	2,441	781
	594,534	382,327
Less: accumulated depreciation	(110,036)	(82,694)
Property and equipment, net	$484,498	$299,633

See Note 8, Acquisitions for information on acquisitions during the year ended December 31, 2016.

11. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	December 31,
		2016			2015
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	24.7	$483	$(78)	$405	$604	$(577)	$27
Favorable leases	32.1	35,116	(4,589)	30,527	43,248	(2,923)	40,325
Assembled occupancy	0.0	1,897	(1,897)	—	4,779	(4,476)	303
Facility trade name	30.0	733	(269)	464	733	(244)	489
Customer relationships	18.5	4,933	(1,253)	3,680	5,300	(1,013)	4,287
Total		$43,162	$(8,086)	$35,076	$54,664	$(9,233)	$45,431

Amortization expense was $4,634, $3,824 and $1,089 for the years ended December 31, 2016, 2015 and 2014, respectively. Of the $4,634 in amortization expense incurred during the year ended December 31, 2016, approximately $1,602 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. As of December 31, 2016, the Company removed $582 in customer relationships as part of the sale of urgent care center and $7,190 of favorable leases as part of the acquisition of the real estate of fifteen assisted living operations. In addition, the Company identified intangible assets that have become fully amortized during the year and removed the fully amortized balances from the gross asset and accumulated amortization amounts.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2017	2,282
2018	2,282
2019	2,282
2020	1,573
2021	1,475
Thereafter	25,182
$35,076

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

The Company performs its annual goodwill impairment analysis during the fourth quarter of each year for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other (ASC 350).  This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs "Step 1" of the traditional two-step goodwill impairment test by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date. The Company completed its goodwill impairment test as of October 1, 2016 and no impairments were identified. In the fourth quarter of 2016, the Company separated the assisted and independent living services into a distinct reportable segment. The Company re-tested for goodwill impairment based on the new reporting units and no impairments were identified. As of December 31, 2016, the Company removed $4,103 in goodwill as part of the sale of urgent care centers.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2016:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2014	$13,338	$316	$7,278	$3,003	$23,935
Impairments	—	—	—	$—	$—
Additions	883	1,440	3,651	$360	6,334
December 31, 2014	$14,221	$1,756	$10,929	$3,363	$30,269
Impairments	—	—	—	$—	$—
Additions	—	1,782	5,173	$3,662	10,617
December 31, 2015	$14,221	$3,538	$16,102	$7,025	$40,886
Less: Dispositions	—	—	—	$(4,103)	$(4,103)
Purchase price adjustment	—	—	—	(26)	(26)
Additions	26,415	—	1,799	2,129	30,343
December 31, 2016	$40,636	$3,538	$17,901	$5,025	$67,100

There was no impairment charge to goodwill for the years ended December 31, 2016, 2015, and 2014. The Company anticipates that total goodwill recognized will be fully deductible for tax purposes as of December 31, 2016. See further discussion of goodwill acquired at Note 8, Acquisitions.
During the year ended December 31, 2016, the Company recorded $1,709 in home health and hospice Medicare license and $31 in trade name indefinite-lived intangible assets as part of its acquisitions. In addition, the Company removed $800 in trade name as part of the sale of urgent care centers in 2016.

Other indefinite-lived intangible assets consists of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016	December 31, 2015
Trade name	$1,146	$1,915
Medicare and Medicaid licenses	18,440	16,731
	$19,586	$18,646

13. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2016	2015
Debt issuance costs, net	$3,611	$2,021
Long-term insurance losses recoverable asset	4,104	2,881
Deposits with landlords	3,526	3,969
Capital improvement reserves with landlords and lenders	673	760
Note receivable from sale of urgent care centers	700	—
Restricted and other assets	$12,614	$9,631
Included in restricted and other assets as of December 31, 2016 and 2015, are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2016	2015
Quality assurance fee	$4,604	$6,120
Refunds payable	18,368	13,252
Deferred revenue	6,994	6,696
Cash held in trust for patients	2,373	3,016
Resident deposits	6,099	5,884
Dividends payable	2,186	2,072
Property taxes	9,130	4,230
Charges related to operational closure	1,972	—
Other	7,037	4,935
Other accrued liabilities	$58,763	$46,205
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES
The provision for income taxes on continuing operations for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$30,043	$28,149	$25,490
State	5,183	5,761	4,405
	35,226	33,910	29,895
Deferred:
Federal	(1,034)	2,026	(2,438)
State	(1,217)	(754)	(656)
	(2,251)	1,272	(3,094)
Total	$32,975	$35,182	$26,801

A reconciliation of the federal statutory rate to the effective tax rate for income from operations for the years ended December 31, 2016, 2015 and 2014, respectively, is comprised as follows:

	December 31,
	2016	2015	2014
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	3.0	3.6	4.0
Non-deductible expenses	0.9	0.6	0.6
Non-deductible transaction costs	—	—	5.2
Other adjustments	(0.5)	(0.6)	(0.4)
Total income tax provision	38.4%	38.6%	44.4%

The Company's deferred tax assets and liabilities as of December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Accrued expenses	$21,732	$18,957
Allowance for doubtful accounts	15,956	12,313
Tax credits	3,461	3,439
Insurance	7,333	5,814
Total deferred tax assets	48,482	40,523
State taxes	(1,023)	(420)
Depreciation and amortization	(20,643)	(14,773)
Prepaid expenses	(3,743)	(4,478)
Total deferred tax liabilities	(25,409)	(19,671)
Net deferred tax assets	$23,073	$20,852
The Company had state credit carryforwards as of December 31, 2016 and 2015 of $3,430 and $3,439, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward will begin to expire in 2023. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carryforward until 2027.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not have federal net operating loss carryforward as of December 31, 2016. The Company had federal net operating loss carryforwards as of December 31, 2015 of $4,389. The Company also had state net operating losses as of December 31, 2016 and 2015 of $67 and $84, respectively. These state net operating losses will begin to expire in 2032.
The Federal statutes of limitations on the Company's 2010, 2011, and 2012 income tax years lapsed during the third quarter of 2014, 2015, and 2016, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2016, 2015, and 2014 had no impact on the Company's unrecognized tax benefits.

As of December 31, 2016, 2015 and 2014, the Company did not have any unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

16. DEBT
Long-term debt consists of the following:

	December 31,
	2016	2015
Term loan with SunTrust, interest payable quarterly	$148,125	$—
Credit facility with SunTrust	122,000	85,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	14,032	14,671
	284,157	99,671
Less current maturities	(8,129)	(620)
Less debt issuance costs	(542)	—
	$275,486	$99,051

Credit Facility with a Lending Consortium Arranged by SunTrust
The Company maintains a credit facility with a lending consortium arranged by SunTrust (as amended to date, the Credit Facility). On July 19, 2016, the Company entered into the second amendment to the credit facility (Second Amended Credit Facility), which amended the existing credit agreement to increase the aggregate principal amount up to $450,000. The Second Amended Credit Facility comprised of a $300,000 revolving credit facility and a $150,000 term loan. Borrowings under the term loan portion of the Second Amended Credit Facility mature on February 5, 2021 and amortizes in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility discussed below. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

On February 5, 2016, the Company amended its existing revolving credit facility to increase its aggregate principal amount available to $250,000 (the Amended Credit Facility). Under the credit facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150,000. The interest rates applicable to loans under the credit facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company will pay a commitment fee on the unused portion of the commitments under the credit facility that will range from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is permitted to prepay all or any portion of the loans under the credit facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

The Credit Facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 3.50:1.00 for the current fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2016, the Company's operating subsidiaries had $270,125 outstanding under the Credit Facility. The outstanding balance on the on the term loan was $148,125, of which $7,500 is classified as short-term and the remaining $140,625 is classified as long-term. The outstanding balance on the revolving Credit Facility was $122,000, which is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2016.

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

As of February 6, 2017, there was approximately $300,000 outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of December 31, 2016, the Company's operating subsidiaries had $14,032 outstanding under the mortgage loans and note, of which $629 is classified as short-term and the remaining $13,403 is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2016.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Future principal payments due under the long-term debt arrangements discussed above are as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ending
December 31,	Amount
2017	$8,129
2018	8,178
2019	8,208
2020	8,241
2021	240,900
Thereafter	10,501
$284,157

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had approximately $2,310 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 3,042 as of December 31, 2016.
2001 Stock Option, Deferred Stock and Restricted Stock Plan - The 2001 Plan authorizes the sale of up to 3,960 shares of common stock to officers, employees, directors, and consultants of the Company. Granted non-employee director options vest and become exercisable immediately. Generally, all other granted options and restricted stock vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. The exercise price of the stock is determined by the board of directors, but shall not be less than 100% of the fair value on the date of grant. There were 643, 638 and 638 unissued shares of common stock available for issuance under this plan for each of the years ending December 31, 2016, 2015 and 2014, including shares that have been forfeited and are available for reissue.

2005 Stock Incentive Plan - The 2005 Plan authorizes the sale of up to 1,000 shares of treasury stock of which only 1,000 shares were repurchased and therefore eligible for reissuance. Options granted to non-employee directors vest and become exercisable immediately. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. There were 294 unissued shares of common stock available for issuance under this plan for each of the years ending December 31, 2016, 2015 and 2014, including shares that have been forfeited and are available for reissue.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 2,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other granted options vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2016, 2015 and 2014, there were 2,105, 1,740, and 1,534 unissued shares of common stock available for issuance under this plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•
The expected option term is calculated by the average of the contractual term of the options and the weighted average vesting period for all options. The calculation of the expected option term is based on the Company's experience due to sufficient history.

•
Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company's share price becomes available. The Company utilized its own experience to calculate estimated volatility for options granted in the year 2016 and 2015.

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 8.75% per year is based on the Company's historical forfeiture activity of unvested stock options.
Stock Options
The Company granted 497 options and 299 restricted stock awards from the 2007 Plan during the year ended December 31, 2016. The Company used the following assumptions for stock options granted during the years ended December 31, 2016, 2015 and 2014:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2016	497	1.38%	6.3 years	38%	0.80%
2015	637	1.69%	6.5 years	39%	0.63%
2014	2,058	1.82%	6.5 years	46%	0.62%

For the years ended December 31, 2016, 2015 and 2014, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2016	497	$19.43	$7.00
2015	637	$23.27	$9.08
2014	2,058	$12.68	$5.66

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2016, 2015 and 2014 and therefore, the intrinsic value was $0 at date of grant.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the years ended December 31, 2016, 2015 and 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2014	4,580	$5.65	2,498	$3.88
Granted	2,058	12.68
Forfeited	(128)	8.14
Exercised	(978)	3.93
December 31, 2014	5,532	$8.51	2,218	$4.70
Granted	637	23.27
Forfeited	(233)	12.55
Exercised	(488)	5.20
December 31, 2015	5,448	$10.36	2,526	$6.35
Granted	497	19.43
Forfeited	(127)	14.46
Exercised	(642)	6.47
December 31, 2016	5,176	$11.62	2,704	$8.18

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2016:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	415	$618	2	415
2009	4.06	-	4.56	542	1,162	3	542
2010	4.77	-	4.96	143	347	4	143
2011	5.90	-	7.99	167	567	5	167
2012	6.56	-	7.96	528	1,952	6	390
2013	7.98	-	11.49	617	2,996	7	331
2014	10.55	-	18.94	1,688	9,547	8	597
2015	21.47	-	25.24	590	5,357	9	119
2016	18.79	-	19.89	486	3,396	10	—
Total				5,176	$25,942		2,704
Restricted Stock Awards
The Company granted 299, 323 and 56 restricted stock awards during the years ended December 31, 2016, 2015 and 2014, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during 2016, 2015 and 2014 ranged from $18.79 to $23.23, $21.00 to $26.55, and $15.38 to $22.36, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2016 and changes during the years ended December 31, 2016, 2015 and 2014 is presented below:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	460	$14.34
Granted	56	17.75
Vested	(130)	13.38
Forfeited	(20)	15.12
Nonvested at December 31, 2014	366	$15.15
Granted	323	22.99
Vested	(234)	17.36
Forfeited	(30)	16.81
Nonvested at December 31, 2015	425	$19.79
Granted	299	20.55
Vested	(279)	19.58
Forfeited	(16)	20.85
Nonvested at December 31, 2016	429	$20.42

During the year ended December 31, 2016, the Company granted 32 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $19.61 to $23.23 based on the market price on the grant date.

Total share-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Share-based compensation expense related to stock options	$4,793	$4,164	$3,134
Share-based compensation expense related to restricted stock awards	2,371	1,931	1,657
Share-based compensation expense related to stock awards to non-employee directors	612	582	399
Total	$7,776	$6,677	$5,190

For the year ended December 31, 2016, 2015 and 2014, the Company expensed $612, $582 and $399, respectively, in share-based compensation related to the quarterly stock awards to non-employee directors.

In future periods, the Company expects to recognize approximately $13,457 and $7,594 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2016. Future share-based compensation expense will be recognized over 3.1 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 2,472 unvested and outstanding options at December 31, 2016, of which 2,333 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2016 was 6.1 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31,
Options	2016	2015	2014
Outstanding	$55,610	$67,508	$75,689
Vested	38,101	41,128	38,811
Expected to vest	15,983	23,508	31,160
Exercisable	9,199	8,709	10,496
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
The grant-date fair value of the 2016 awards is $4,623, which will be recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the year ended December 31, 2016, the Company expensed $1,325 in share-based compensation related to the Subsidiary Equity Plan. There was no expense incurred for the year ended December 31, 2015 and 2014 as the plan was implemented in the second quarter of 2016.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at December 31, 2016 is 212. There was no comparable amount at December 31, 2015 and 2014 as the plan was implemented in the second quarter of 2016.

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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $56,271, $56,000 and $32,700 for the years ended December 31, 2016, 2015 and 2014, respectively.
At the Company's option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of December 31, 2016.
During the first quarter of 2016, the Company voluntarily discontinued operations in one of its skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow its landlord to transfer the property and the licenses free and clear of the applicable

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

master lease. This arrangement will not impact the rent expense to be paid in 2016, or expected to be paid in future periods, and will have no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately $6,512, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to other local skilled nursing facilities.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $125,221, $89,264 and $48,947 for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum lease payments for all leases as of December 31, 2016 are as follows:

Year	Amount
2017	137,247
2018	140,211
2019	139,851
2020	139,191
2021	138,498
Thereafter	1,145,188
$1,840,186
Twenty-two of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In November 2016, the Company entered into an agreement with its landlord to terminate the lease effective as of November 16, 2016. The lease of the facility was scheduled to expire on May 31, 2031. The lease terminates effective as of November 16, 2016. In addition, a number of the Company's individual facility leases are held by the same or related landlords, and some of these leases include cross-default provisions that could cause a default at one facility to trigger a technical default with respect to others, potentially subjecting certain leases and facilities to the various remedies available to the landlords under separate but cross-defaulted leases. The Company is not aware of any defaults as of December 31, 2016.

19. DIVESTITURES

In 2016, the Company completed the sale of seventeen urgent care centers for an aggregate sale price of $41,492. As a result of the sale, the Company recognized a pretax gain of $19,160, which is included in operating income. Due to the disposition of the clinics, the Company is no longer the primary beneficiary and the variable interest entities associated with the urgent care operations was deconsolidated from the Company's consolidated financial statements as of December 31, 2016. At deconsolidation, the Company eliminated intercompany balances that previously existed.  The sale of this investment supports the Company's increased focus on growth opportunities in its business lines that are complementary to its existing transitional and skilled services.

The sale transactions did not meet the criteria of a discontinued operation as they do not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and have become more prevalent in the wake of a previous substantial jury award against one of the Company's competitors. The Company expects the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.

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
The Company and its operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. For example, the Company has been subjected to, and is currently involved in, class action litigation alleging violations of state and federal wage and hour law. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

Other claims and suits continue to be filed against the Company and other companies in its industry. By way of recent example, a general/premises liability lawsuit was filed against one of the Company’s independent operating entities in San Luis Obispo, California, in connection with an alleged injury to a non-employee/contractor. The Company estimates that the cost of resolving this case will be approximately $2,100, which was recorded in the consolidated financial statements during the year ended December 31, 2016. Further, another one of the Company’s independent operating entities was sued on allegations of professional negligence, which the claim was recently settled. The Company estimated that the costs associated with the settlement of this second matter will be approximately $2,800, which was recorded in the consolidated financial statements during the year ended December 31, 2016. The Company does not expect that there will be any material ongoing adverse effect on the Company's business, financial condition or results of operations in connection with the resolution of these matters.

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. During the year ended December 31, 2016, eighteen of the Company's operating subsidiaries have been subject to probe reviews, both pre- and post-payment. Twelve of these reviews have successfully closed as of December 31, 2016. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period.
None of the Company's operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future. As of December 31, 2016, the Company has six operating subsidiaries under probe review.

U.S. Government Inquiry — In October 2013, the Company completed and executed a settlement agreement (the Settlement Agreement) with the DOJ, which received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company has denied engaging in any illegal conduct and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has met the requirements of its third year under the Settlement Agreement and passed its IRO audits. Participation in federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 58.6% and 58.8% of its total accounts receivable as of December 31, 2016 and 2015, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 67.8%, 69.1%and 71.4% of the Company's revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 6, 2017, the Company had approximately $2,500 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

21. SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2016 and 2015:

	General and Professional Liability
		Workers' Compensation
			Health	Total
Balance January 1, 2015	30,401	15,758	3,801	$49,960
Current year provisions	12,528	12,508	15,921	40,957
Claims paid and direct expenses	(11,911)	(8,822)	(14,648)	(35,381)
Change in long-term insurance losses recoverable	(308)	775	—	467
Balance December 31, 2015	30,710	20,219	5,074	56,003
Current year provisions	23,149	12,887	38,151	74,187
Claims paid and direct expenses	(18,186)	(10,290)	(37,586)	(66,062)
Change in long-term insurance losses recoverable	637	586	—	1,223
Balance December 31, 2016	$36,310	$23,402	$5,639	$65,351

Included in long-term insurance losses recoverable as of December 31, 2016 and 2015, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $862, $682 and $565 during the years ended December 31, 2016, 2015 and 2014, respectively. Beginning in 2007, the 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Spin-Off, CareTrust owns all of the 94 real property and three independent living facilities that were transferred in connection with the Spin-Off. The Company leases the 94 real property facilities from CareTrust under eight “triple-net” master lease agreements (collectively, the Master Leases). The Company continues to operate the affiliated skilled nursing, assisted living and independent living facilities that are leased from CareTrust pursuant to the Master Leases. See Note 18, Leases for detail of the Master Leases arrangement. In addition, Christopher Christensen, the Company's Chief Executive Officer, served as a board member of CareTrust subsequent to the Spin-Off through April 15, 2015.
The Company did not incur transactions costs related to the Spin-Off for the year ended December 31, 2016 and 2015. The Company incurred transaction costs associated with the Spin-Off of $9,026 for years ended December 31, 2014, which is included in general and administrative expenses within the consolidated statements of income.

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions Charged to Costs and Expenses
	Balance at Beginning of Year			Balances at End of Year

			Deductions
		(In thousands)
Year Ended December 31, 2014
Allowance for doubtful accounts	$(16,540)	$(13,179)	$9,281	$(20,438)
Year Ended December 31, 2015
Allowance for doubtful accounts	$(20,438)	$(19,802)	$9,932	(30,308)
Year Ended December 31, 2016
Allowance for doubtful accounts	$(30,308)	$(28,512)	$19,029	(39,791)

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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007

10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.58	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.59	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.6	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.61	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.62	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.63	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.64	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.65	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.66	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.67	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.68	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.69	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013
10.7	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2012
10.71	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, in its capacity as administrative agent fort he Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013
10.72	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.73	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	2/13/2014
10.74	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.75	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.76	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.3	6/5/2014

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.77	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.4	6/5/2014
10.78	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.5	6/5/2014
10.79	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.6	6/5/2014
10.80	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc.	8-K	001-33757	10.7	6/5/2014
10.81	Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.8	6/5/2014
10.82	Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.83	Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.84	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive	10-Q	001-33757	10.2	8/1/2016
10.85	Cornerstone Healthcare, Inc. Stockholders Agreement	10-Q	001-33757	10.2	8/1/2016
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
+	Indicates management contract or compensatory plan.
*	Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.