Form 10-Q
period 2017-03-31
ENSIGN GROUP, INC
filed 2017-05-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017.

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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 27, 2017, 50,702,971 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,507	$57,706
Accounts receivable—less allowance for doubtful accounts of $40,422 and $39,791 at March 31, 2017 and December 31, 2016, respectively	242,863	244,433
Investments—current	9,829	11,550
Prepaid income taxes	50	302
Prepaid expenses and other current assets	21,374	19,871
Total current assets	305,623	333,862
Property and equipment, net	490,582	484,498
Insurance subsidiary deposits and investments	25,176	23,634
Escrow deposits	2,394	1,582
Deferred tax asset	23,013	23,073
Restricted and other assets	13,241	12,614
Intangible assets, net	34,524	35,076
Goodwill	68,926	67,100
Other indefinite-lived intangibles	20,990	19,586
Total assets	$984,469	$1,001,025
Liabilities and equity
Current liabilities:
Accounts payable	$33,828	$38,991
Accrued charge related to class action lawsuit (Note 18)	11,000	—
Accrued wages and related liabilities	75,276	84,686
Accrued self-insurance liabilities—current	20,461	21,359
Other accrued liabilities	61,154	58,763
Current maturities of long-term debt	8,155	8,129
Total current liabilities	209,874	211,928
Long-term debt—less current maturities	258,478	275,486
Accrued self-insurance liabilities—less current portion	46,827	43,992
Deferred rent and other long-term liabilities	10,980	9,124
Total liabilities	526,159	540,530

Commitments and contingencies (Notes 15, 17 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 52,952 and 50,657 shares issued and outstanding at March 31, 2017, respectively, and 52,787 and 50,838 shares issued and outstanding at December 31, 2016, respectively (Note 3)	53	52
Additional paid-in capital (Note 3)	255,302	252,493
Retained earnings	235,689	235,021
Common stock in treasury, at cost, 1,863 and 1,520 shares at March 31, 2017 and December 31, 2016, respectively (Note 3)	(37,185)	(31,117)
Total Ensign Group, Inc. stockholders' equity	453,859	456,449
Non-controlling interest	4,451	4,046
Total equity	458,310	460,495
Total liabilities and equity	$984,469	$1,001,025
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$441,739	$383,234
Expense:
Cost of services	355,486	306,308
Charge related to class action lawsuit (Note 18)	11,000	—
Losses related to operational closures (Note 7 and 17)	4,017	7,935
Rent—cost of services (Note 17)	31,900	26,991
General and administrative expense	21,270	17,387
Depreciation and amortization	10,514	8,298
Total expenses	434,187	366,919
Income from operations	7,552	16,315
Other income (expense):
Interest expense	(3,445)	(1,370)
Interest income	290	234
Other expense, net	(3,155)	(1,136)
Income before provision for income taxes	4,397	15,179
Provision for income taxes	1,441	5,889
Net income	2,956	9,290
Less: net income attributable to noncontrolling interests	116	118
Net income attributable to The Ensign Group, Inc.	$2,840	$9,172
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.06	$0.18
Diluted	$0.05	$0.18
Weighted average common shares outstanding:
Basic	50,767	50,679
Diluted	52,633	52,334

Dividends per share	$0.0425	$0.0400
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,956	$9,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,514	8,298
Amortization of deferred financing fees	254	154
Long-lived asset impairment	111	137
Write-off of deferred financing fees	—	197
Deferred income taxes	61	21
Provision for doubtful accounts	7,350	5,765
Share-based compensation	2,224	1,885
Excess tax benefit from share-based compensation (Note 2)	—	(685)
Change in operating assets and liabilities
Accounts receivable	(6,900)	(13,910)
Prepaid income taxes	252	4,887
Prepaid expenses and other assets	(2,790)	(615)
Insurance subsidiary deposits and investments	179	1,759
Charge related to class action lawsuit (Note 18)	11,000	—
Losses related to operational closures (Note 17)	3,906	7,798
Accounts payable	(4,044)	(1,491)
Accrued wages and related liabilities	(9,410)	(11,323)
Income taxes payable	1,175	13
Other accrued liabilities	938	(1,473)
Accrued self-insurance liabilities	1,568	1,906
Deferred rent liability	242	82
Net cash provided by operating activities	19,586	12,695
Cash flows from investing activities:
Purchase of property and equipment	(11,997)	(18,231)
Cash payment for business acquisitions	(8,693)	(490)
Cash payment for asset acquisitions	(310)	—
Escrow deposits	(2,394)	(1,646)
Escrow deposits used to fund business acquisitions	1,582	400
Cash proceeds from the sale of property and equipment and insurance proceeds	608	197
Restricted and other assets	(193)	(334)
Net cash used in investing activities	(21,397)	(20,104)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 15)	345,000	156,750
Payments on revolving credit facility and other debt (Note 15)	(362,015)	(110,152)
Issuance of common stock upon exercise of options	957	3,377
Repurchase of shares of common stock (Note 3)	(6,068)	(30,000)
Dividends paid	(2,179)	(2,072)
Excess tax benefit from share-based compensation (Note 2)	—	692
Purchase of non-controlling interest	(83)	—
Payments of deferred financing costs	—	(1,385)
Net cash (used in) provided by financing activities	(24,388)	17,210
Net (decrease) increase in cash and cash equivalents	(26,199)	9,801
Cash and cash equivalents beginning of period	57,706	41,569
Cash and cash equivalents end of period	$31,507	$51,370
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,076	$1,149
Income taxes	$8	$275
Non-cash financing and investing activity:
Accrued capital expenditures	$5,708	$5,329

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of March 31, 2017, the Company operated 212 facilities, 40 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice, urgent care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 17,900 operational skilled nursing beds and 4,500 assisted living and independent living units. As of March 31, 2017, the Company owned 51 of its 212 affiliated facilities and leased an additional 161 facilities through long-term lease arrangements and had options to purchase 10 of those 161 facilities. As of December 31, 2016, the Company owned 50 of its 210 affiliated facilities and leased an additional 160 facilities through long-term lease arrangements, and had options to purchase nine of those 160 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying interim financial statements (Interim Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and assisted living operations, home health, hospice and home care operations, urgent care centers and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of condensed consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its condensed consolidated statements of income.
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
Revenue from the Medicare and Medicaid programs accounted for 68.2%, and 66.8% of the Company's revenue for the three months ended March 31, 2017 and 2016, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three months ended March 31, 2017 and 2016.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $111 and $137 related to the closure of facilities during the three months ended March 31, 2017 and 2016, respectively.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. For claims made after January 1, 2017, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $750 for California affiliated facilities and a separate, one-time, deductible of $1,000 for non-California facilities. For all affiliated facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $36,646 and $34,735 as of March 31, 2017 and December 31, 2016, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $21,743 and $20,873 as of March 31, 2017 and December 31, 2016, respectively.
In addition, the Company has recorded an asset and equal liability of $4,473 and $4,104 at March 31, 2017 and December 31, 2016, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $4,426 and $5,639 as of March 31, 2017 and December 31, 2016, respectively.
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

Recent Accounting Standards Adopted by the Company

In March 2016, the FASB issued a new standard to simplify several aspects of the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for the Company in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits in income tax expense, rather than in paid-in-capital, for the three months ended March 31, 2017.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification guidance prospectively, resulting in an increase to operating cash flow for the three months ended March 31, 2017, and the prior year period has not been adjusted.

The Company has also elected to continue to estimate the expected forfeitures rather than electing to account for forfeitures as they occur. Finally, the adoption of the guidance requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be the Company's fiscal year 2018, with early adoption permitted in certain cases. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and the shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be the Company's fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have on its consolidated financial statements but expects this adoption will result in a significant increase in the assets and liabilities on its consolidated balance sheet.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. The adoption plan, which also includes evaluation of the adoption method and the impact to the consolidated financial statements, is ongoing and will be completed by the end of fiscal year 2017. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact its evaluation, however the Company currently anticipates adopting the standard as of January 1, 2018, using the modified retrospective method.

3. COMMON STOCK
On February 8, 2017, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $30,000 of its common stock under the program for a period of 12 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program is scheduled to expire on February 8, 2018. During the first quarter of 2017, the Company repurchased 343 shares of its common stock for a total of $6,068.

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

The adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 718 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding. A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$2,956	$9,290
Less: net income attributable to noncontrolling interests	116	118
Net income attributable to The Ensign Group, Inc.	$2,840	$9,172

Denominator:
Weighted average shares outstanding for basic net income per share	50,767	50,679
Basic net income per common share attributable to The Ensign Group, Inc.	$0.06	$0.18

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$2,956	$9,290
Less: net income attributable to noncontrolling interests	116	118
Net income attributable to The Ensign Group, Inc.	$2,840	$9,172

Denominator:
Weighted average common shares outstanding	50,767	50,679
Plus: incremental shares from assumed conversion (1)	1,866	1,655
Adjusted weighted average common shares outstanding	52,633	52,334
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.05	$0.18
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,272 and 725 for the three months ended March 31, 2017 and 2016, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$31,507	$—	$—	$57,706	$—	$—

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

Debt Security Investments - Held to Maturity

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2017 and December 31, 2016, the Company had approximately $35,005 and $35,184, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of March 31, 2017, the debt security investments were held in AA, A and BBB+ rated debt securities.

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three months ended March 31, 2017 and 2016 is summarized in the following tables:

	Three Months Ended March 31,
	2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$148,271	33.6%	$123,641	32.3%
Medicare	129,920	29.4	110,278	28.8
Medicaid — skilled	23,017	5.2	21,665	5.7
Total Medicaid and Medicare	301,208	68.2	255,584	66.8
Managed care	75,562	17.1	64,543	16.8
Private and other payors(1)	64,969	14.7	63,107	16.4
Revenue	$441,739	100.0%	$383,234	100.0%
(1) Private and other payors also includes revenue from all payors generated in other services segment and ancillary services for both the three months ended March 31, 2017 and 2016 and urgent care centers for the three months ended March 31, 2016.

Accounts receivable as of March 31, 2017 and December 31, 2016 is summarized in the following table:

	March 31, 2017	December 31, 2016
Medicaid	$108,468	$111,031
Managed care	67,690	66,346
Medicare	53,547	55,500
Private and other payors	53,580	51,347
	283,285	284,224
Less: allowance for doubtful accounts	(40,422)	(39,791)
Accounts receivable, net	$242,863	$244,433

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

The Company also reports an “all other” category that includes revenue from its mobile diagnostics and other ancillary operations for both the three months ended March 31, 2017 and 2016 and urgent care centers for the three months ended March 31, 2016. The Company completed the sale of its urgent care centers in 2016. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of the Company's assisted and independent living services led it to separate the assisted and independent living services into a distinct reportable segment in the fourth quarter of 2016. Previously, the Company had two reportable segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. The Company has presented the financial information for the three months ended March 31, 2016 on a comparative basis to conform with the current year segment presentation. Certain revenues by payor source were reclassified

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between Medicaid and "Private and other" to conform with the current year segment presentation. See also Note 11, Goodwill and Other Indefinite-Lived Intangible Assets for comparative information on changes in the carrying amount of goodwill by segment.

As of March 31, 2017, transitional and skilled services included 150 wholly-owned affiliated skilled nursing facilities and 21 campuses that provide skilled nursing and rehabilitative care services. The Company provided room and board and social services through 41 wholly-owned affiliated assisted and independent living facilities and 21 campuses. Home health, home care and hospice services were provided to patients through 40 affiliated agencies. As of March 31, 2017, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended March 31, 2017
	Transitional and Skilled Services(2)	Assisted and Independent Living Services(2)	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$138,825	$7,036	$2,410	$—		$148,271	33.6%
Medicare	107,928	—	21,992	—		129,920	29.4
Medicaid-skilled	23,017	—	—	—		23,017	5.2
Subtotal	269,770	7,036	24,402	—		301,208	68.2%
Managed care	70,357	—	5,205	—		75,562	17.1
Private and other	32,212	25,310	2,526	4,921	(1)	64,969	14.7
Total revenue	$372,339	$32,346	$32,133	$4,921		$441,739	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for both the three months ended March 31, 2017 and 2016 and urgent care centers for the three months ended March 31, 2016.

(2) Certain revenues by payor source were reclassified between Medicaid and "Private and other" to conform with the current year segment presentation.

	Three Months Ended March 31, 2016
	Transitional and Skilled Services(2)	Assisted and Independent Living Services(2)	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$114,822	$6,245	$2,574	$—		$123,641	32.3%
Medicare	91,644	—	18,634	—		110,278	28.8
Medicaid-skilled	21,665	—	—	—		21,665	5.7
Subtotal	228,131	6,245	21,208	—		255,584	66.8
Managed care	60,538	—	4,005	—		64,543	16.8
Private and other	26,543	23,926	1,453	11,185	(1)	63,107	16.4
Total revenue	$315,212	$30,171	$26,666	$11,185		$383,234	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for both the three months ended March 31, 2017 and 2016 and urgent care centers for the three months ended March 31, 2016.

(2) Certain revenues by payor source were reclassified between Medicaid and "Private and other" to conform with the current year segment presentation.

The following table sets forth selected financial data consolidated by business segment:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$372,339	$32,346	$32,133	$4,921		$441,739
Intersegment revenue (1)	744	—	—	884	(1,628)	—
Total revenue	$373,083	$32,346	$32,133	$5,805	$(1,628)	$441,739
Segment income (loss) (2)	$31,790	$4,439	$4,294	$(32,971)	$—	$7,552
Interest expense, net of interest income						(3,155)
Income before provision for income taxes						$4,397
Depreciation and amortization	$6,953	$1,623	$235	$1,703	$—	$10,514

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.
(3) The Company's campuses, which represent facilities that offer both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

	Three Months Ended March 31, 2016
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$315,212	$30,171	$26,666	$11,185		$383,234
Intersegment revenue (1)	710	—	—	271	(981)	—
Total revenue	$315,922	$30,171	$26,666	$11,456	$(981)	$383,234
Segment income (loss) (2)	$27,596	$3,260	$3,176	$(17,717)	$—	$16,315
Interest expense, net of interest income						$(1,136)
Income before provision for income taxes						$15,179
Depreciation and amortization	$5,239	$1,063	$268	$1,728	$—	$8,298

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.
(3) The Company's campuses, which represent facilities that offer both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

The Company's transitional and skilled services segment income for the three months ended March 31, 2017 and 2016 included continued obligations under the lease, lease termination costs and related closing expenses of $4,017 and $7,935, respectively. These amounts included the value of the present value of future rental payments of approximately $2,715 and $6,512 and long-lived assets impairment of $111 and $137 for the three months ended March 31, 2017 and 2016, respectively. See Note 17, Leases for further detail.

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
During the three months ended March 31, 2017, the Company expanded its operations with the addition of one campus operation, one stand-alone assisted living operation and one hospice agency through a combination of long-term leases and purchases. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The aggregate purchase price for these acquisitions for the three months ended March 31, 2017 was $8,693. The addition of these operations added 124 operational skilled nursing beds and 108 assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The Company's operating subsidiaries also opened two newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 253 operational skilled nursing beds.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Building and improvements	5,290	—
Equipment, furniture, and fixtures	449	—
Assembled occupancy	59	—
Definite-lived intangible assets	—	100
Goodwill	1,826	140
Other indefinite-lived intangible assets	1,094	250
Other assets acquired, net of liabilities assumed	(25)	—
Total acquisitions	$8,693	$490

In addition to the business combinations above, the Company acquired Medicare and Medicaid licenses for additional hospice and skilled nursing beds to add to existing operations for an aggregate purchase price of $310.

Subsequent to March 31, 2017, the Company expanded its operations with the addition of three stand-alone skilled nursing operations through a combination of long-term leases and purchases for an aggregate purchase price of $11,300. The addition of these operations added 285 operational skilled nursing beds operated by the Company's operating subsidiaries. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	March 31, 2017	December 31, 2016
Land	$47,565	$47,565
Buildings and improvements	309,789	304,263
Equipment	161,453	153,170
Furniture and fixtures	5,397	6,931
Leasehold improvements	83,089	80,164
Construction in progress	2,928	2,441
	610,221	594,534
Less: accumulated depreciation	(119,639)	(110,036)
Property and equipment, net	$490,582	$484,498

See also Note 8, Acquisitions for information on acquisitions during the three months ended March 31, 2017.

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	March 31, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	24.7	$483	$(83)	$400	$483	$(78)	$405
Favorable leases	32.3	35,116	(5,084)	30,032	35,116	(4,589)	30,527
Assembled occupancy	0.3	1,956	(1,933)	23	1,897	(1,897)	—
Facility trade name	30.0	733	(275)	458	733	(269)	464
Customer relationships	18.5	4,933	(1,322)	3,611	4,933	(1,253)	3,680
Total		$43,221	$(8,697)	$34,524	$43,162	$(8,086)	$35,076

Amortization expense was $611 and $1,087 for the three months ended March 31, 2017 and 2016, respectively. Of the $611 in amortization expense incurred during the three months ended March 31, 2017, approximately $36 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2017 (remainder)	$1,748
2018	2,301
2019	2,301
2020	2,301
2021	2,301
2022	2,296
Thereafter	21,276
$34,524

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

The following table represents activity in goodwill by segment as of and for the three months ended March 31, 2017:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2017	$40,636	$3,538	$17,901	$5,025	$67,100
Additions	—	—	1,826	—	1,826
March 31, 2017	$40,636	$3,538	$19,727	$5,025	$68,926

The Company anticipates that total goodwill recognized will be fully deductible for tax purposes as of March 31, 2017. See further discussion of goodwill acquired at Note 8, Acquisitions.
During the three months ended March 31, 2017, the Company recorded $1,369 in Medicare licenses and $35 in trade name indefinite-lived intangible assets as part of its acquisitions.

Other indefinite-lived intangible assets consists of the following:

	March 31, 2017	December 31, 2016
Trade name	$1,181	$1,146
Medicare and Medicaid licenses	19,809	18,440
	$20,990	$19,586

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2017	December 31, 2016
Debt issuance costs, net	$3,390	$3,611
Long-term insurance losses recoverable asset	4,473	4,104
Deposits with landlords	4,652	3,526
Capital improvement reserves with landlords and lenders	726	673
Note receivable from sale of urgent care centers	—	700
Restricted and other assets	$13,241	$12,614

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in restricted and other assets as of March 31, 2017 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Note receivable from sale of urgent centers was reclassed to current assets from restricted and other assets as the Company is anticipating to receive the receivable within the 12 months period.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016
Quality assurance fee	$6,953	$4,604
Refunds payable	19,651	18,368
Deferred revenue	6,033	6,994
Cash held in trust for patients	2,276	2,373
Resident deposits	6,237	6,099
Dividends payable	2,177	2,186
Property taxes	7,822	9,130
Income tax payable	2,357	1,182
Operational closure liability	2,290	1,972
Other	5,358	5,855
Other accrued liabilities	$61,154	$58,763
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments and duplicate payments from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets. Operational closure liability includes short-term portion of the closing costs that are payable within the next 12 months. The remaining long-term portion is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES
The Company is not currently under examination by any major income tax jurisdiction. During 2017, the statutes of limitations will lapse on the Company's 2013 Federal tax year and certain 2012 and 2013 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2017 or 2016.
For the three months ended March 31, 2017 and 2016, the Company recorded total pre-tax charges related to lease terminations and closing expenses in connection with the closure of operations of $4,017 and $7,935, respectively. The Company recorded estimated tax benefits of $1,542 and $3,065 for the three months ended three months ended March 31, 2017 and 2016 related to the losses. See Note 17, Leases.

15. DEBT
Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Term loan with SunTrust, interest payable quarterly	$146,250	$148,125
Credit facility with SunTrust	107,000	122,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	13,892	14,032
	267,142	284,157
Less: current maturities	(8,155)	(8,129)
Less: debt issuance costs	(509)	(542)
	$258,478	$275,486

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

The Credit Facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2017, the Company's operating subsidiaries had $253,250 outstanding under the Credit Facility. The outstanding balance on the term loan was $146,250, of which $7,500 is classified as short-term and the remaining $138,750 is classified as long-term. The outstanding balance on the revolving Credit Facility was $107,000, which is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2017.

As of April 26, 2017, there was approximately $288,250 outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and a promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and the note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of March 31, 2017, the Company's operating subsidiaries had $13,892 outstanding under the mortgage loans and note, of which $655 is classified as short-term and the remaining $13,237 is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2017.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had approximately $2,310 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
Stock Options
The Company has three option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan) and the 2007 Omnibus Incentive Plan (2007 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 3,903 as of March 31, 2017.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 156 options and 53 restricted stock awards from the 2007 Plan during the three months ended March 31, 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following assumptions for stock options granted during the three months ended March 31, 2017 and 2016:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2017	156	2.00%	6.3 years	36%	0.80%
2016	167	1.34%	6.5 years	46%	0.77%

For the three months ended March 31, 2017 and 2016, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2017	156	$20.28	$7.15
2016	167	$19.89	$8.55

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2017 and 2016 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the three months ended March 31, 2017:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2017	5,176	$11.62	2,704	$8.18
Granted	156	20.28
Forfeited	(65)	13.14
Exercised	(117)	6.96
March 31, 2017	5,150	$11.97	2,815	$8.55

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2017:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	385	$572	1	385
2009	4.06	-	4.56	526	1,129	2	526
2010	4.77	-	4.96	142	345	3	142
2011	5.90	-	7.99	165	560	4	165
2012	6.56	-	7.96	490	1,807	5	377
2013	7.98	-	11.49	593	2,881	6	379
2014	10.55	-	18.94	1,630	9,234	7	667
2015	21.47	-	25.24	586	5,329	8	143
2016	18.79	-	19.89	477	3,332	9	31
2017	20.28			156	1,111	10	—
Total				5,150	$26,300		2,815
Restricted Stock Awards

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company granted 53 and 161 restricted stock awards during the three months ended March 31, 2017 and 2016, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2017 and 2016 ranged from $18.56 to $20.68 and $19.89 to $21.84, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2017 and changes during the three months ended March 31, 2017 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	429	$20.42
Granted	53	20.08
Vested	(46)	18.25
Forfeited	(4)	18.09
Nonvested at March 31, 2017	432	$20.63

During the three months ended March 31, 2017, the Company granted 8 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $20.68 based on the market price on the grant date.

Total share-based compensation expense recognized for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense related to stock options	$1,207	$1,184
Share-based compensation expense related to restricted stock awards	552	548
Share-based compensation expense related to stock awards to non-employee directors	132	153
Total	$1,891	$1,885

In future periods, the Company expects to recognize approximately $13,008 and $7,751 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2017. Future share-based compensation expense will be recognized over 3.0 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 2,335 unvested and outstanding options at March 31, 2017, of which 2,209 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at March 31, 2017 was 5.9 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the three months ended March 31, 2017 and as of and for the twelve months ended December 31, 2016 is as follows:

Options	March 31, 2017	December 31, 2016
Outstanding	$38,372	$55,610
Vested	29,494	38,101
Expected to vest	8,253	15,983
Exercisable	1,542	9,199
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
The grant-date fair value of the 2016 awards is $4,623, which is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three months ended March 31, 2017, the Company expensed $333 in share-based compensation related to the Subsidiary Equity Plan. There was no expense incurred for the three months ended March 31, 2016 as the plan was implemented in the second quarter of 2016.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at March 31, 2017 is 251. There was no comparable amount at March 31, 2016 as the plan was implemented in the second quarter of 2016.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 19 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,116 and $14,000 for the three months ended March 31, 2017 and 2016, respectively.
At the Company's option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of March 31, 2017.
In March 2017, the Company voluntarily discontinued operations at one of its skilled nursing facilities after determining that the facility cannot competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, the Company determined that the costs to renovate the facility could outweigh the future returns from the operation. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property, as well as other provisions, to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rent expense to be paid in 2017, or expected to be paid in future periods, and has no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $2,830, including the present value of rental payments of approximately $2,715, which was recognized in the first quarter of 2017. Residents of the affected facility were transferred to local skilled nursing facilities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the Company voluntarily discontinued operations at one of its skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rental payments and has no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately $6,512, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to local skilled nursing facilities.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $31,992 and $27,135 for the three months ended March 31, 2017 and 2016, respectively.
Future minimum lease payments for all leases as of March 31, 2017 are as follows:

Year	Amount
2017 (remainder)	94,387
2018	134,072
2019	133,368
2020	132,877
2021	132,127
2022	130,200
Thereafter	999,713
$1,756,744
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
In March 2017, the Company entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community.  Upon closing the transaction, the Company will lease the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The transaction is expected to close in the second quarter of 2017. The Company expects to receive approximately $38,000 in proceeds.
During the first quarter of 2017, the Company terminated its lease obligations on four transitional care facilities that are currently under development and one newly constructed stand-alone skilled nursing operation. The Company recorded $1,187 in lease termination costs and long-lived asset impairment.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires healthcare providers (among other things) to safeguard and keep confidential protected health information. In late December of 2016, the Company learned of a potential issue at one of its independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as per the HIPAA obligations. The Company believes that it is presently in compliance in all material respects with all applicable laws and regulations.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company and its operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. Since 2011, the Company has been involved in a class action litigation claim alleging violations of state and federal wage and hour laws. In January 2017, the Company participated in an initial mediation session with plaintiffs' counsel. As a result of this discussion and due to (i) the fact no class had been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the nature of the remedies sought and (iv) the lack of any basis on which to compute estimated compensatory and/or exemplary damages, the Company could not predict what the outcome of the pending purported class action lawsuit would be, what the timing of the ultimate resolution of this lawsuit would be, or an estimate and/or range of possible loss related to the pending class action lawsuit. In light of the inherent uncertainties involved in the pending class action lawsuit, the Company determined that we were not able to estimate the costs or range of costs for the year ended December 31, 2016.
In March 2017, the Company was invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, the Company recorded an accrual for estimated probable losses of $11,000 in the first interim financial statements. The settlement remains subject to final documentation and the approval of the California Superior Court following notice to affected class members.

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. During the three months ended March 31, 2017, seven of the Company's operating subsidiaries had probes scheduled or in process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of the Company's operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future.
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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57.2% and 58.6% of its total accounts receivable as of March 31, 2017 and December 31, 2016, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.2% and 66.8% of the Company's revenue for the three months ended March 31, 2017 and 2016, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of April 26, 2017, the Company had approximately $1,100 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our affiliated operations, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included the Annual Report.
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of March 31, 2017, we offered skilled nursing, assisted living and rehabilitative care services through 212 skilled nursing and assisted living facilities across 13 states. Of the 212 facilities, we owned 51 and operated an additional 161 facilities under long-term lease arrangements, and had options to purchase 10 of those 161 facilities. Our home health and hospice business provides home health, hospice and home care services from 40 agencies across nine states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2017:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	51	10	151	212
Percentage of total	24.1%	4.7%	71.2%	100.0%
Operational skilled nursing beds	2,973	997	13,949	17,919
Percentage of total	16.6%	5.6%	77.8%	100.0%
Assisted and independent living units	1,621	184	2,718	4,523
Percentage of total	35.8%	4.1%	60.1%	100.0%

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
Recent Activities
Common Stock Repurchase Program - On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under the program for a period of 12 months. During the first quarter of 2017, we repurchased 0.3 million shares of our common stock for a total of $6.1 million.
Sale and Lease Transaction - In March 2017, we entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community.  Upon closing the transaction, we will lease the properties under a triple-net master lease with an initial 20 year term, with three 5-year optional extensions, at CPI-based annual escalators. The transaction is expected to close in the second quarter of 2017. We expect to receive approximately $38.0 million in proceeds.
Lease Terminations - During the first quarter of 2017, we terminated our lease obligations on four transitional care facilities that are currently under development and one newly constructed stand-alone skilled nursing operation. We recorded $1.2 million in lease termination costs and long-lived asset impairment.

Closure of facility - In March 2017, we voluntarily discontinued operations at one of our skilled nursing facilities after determining that the facility cannot competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, we determined that the costs to renovate the facility could outweigh the future returns from the operation. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. We recorded a continued obligation liability under the lease and related closing expenses of $2.8 million, including the present value of rental payments of approximately $2.7 million, which was recognized in the first quarter of 2017. Residents of the affected facility were transferred to local skilled nursing facilities.
Class action lawsuit - During the three months ended March 31, 2017, we accrued an estimated liability of $11.0 million related to the settlement of the class action lawsuit.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of March 31, 2017:

	CA	TX	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	39	42	21	2	13	7	9	5	4	—	3	4	1	150
Assisted and independent living services	6	2	6	15	1	3	1	3	1	—	—	—	3	41
Campuses(1)	3	4	1	—	1	1	—	1	2	6	2	—	—	21
Number of operational beds/units
Operational skilled nursing bed	4,159	5,502	3,013	138	1,495	572	841	432	413	542	294	426	92	17,919
Assisted and independent living units	735	313	1,250	681	106	282	98	273	301	142	31	—	311	4,523
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of March 31, 2017, we provided home health and hospice services through our 40 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During the three months ended March 31, 2017, we expanded our operations with the addition of one campus operation, one stand-alone assisted living operation and one hospice agency through a combination of long-term leases and purchases. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The aggregate purchase price for these acquisitions for the three months ended March 31, 2017 was $8.7 million. The addition of these operations added 124 operational skilled nursing beds and 108 assisted living units operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
Our operating subsidiaries opened two newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 253 operational skilled nursing beds.

Subsequent to March 31, 2017, we entered into three stand-alone skilled nursing operations through a combination of long-term leases and purchases for an aggregate purchase price of $11.3 million. The addition of these operations added 285 operational skilled nursing beds operated by our operating subsidiaries. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended March 31,
	2017	2016
Skilled Mix:
Days	32.0%	32.5%
Revenue	53.3%	54.6%
Quality Mix:
Days	44.1%	43.9%
Revenue	61.6%	62.6%
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

The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Occupancy for transitional and skilled services:
Operational beds at end of period	17,919	14,994
Available patient days	1,614,798	1,369,489
Actual patient days	1,209,264	1,052,736
Occupancy percentage (based on operational beds)	74.9%	76.9%

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

	Three Months Ended March 31,
	2017	2016
Occupancy for assisted and independent living services:
Occupancy percentage (units)	76.8%	75.7%
Average monthly revenue per unit	$2,838	$2,747

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Home health services:
Average Medicare Revenue per Completed Episode	$2,976	$2,923
Hospice services:
Average Daily Census	1,001	843
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

We also report an “all other” category that includes revenue from our mobile diagnostics and other ancillary operations. Our mobile diagnostics and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of our assisted and independent living services led us to separate our assisted and independent living services into distinct reportable segment in the fourth quarter of 2016. Previously, we had two reportable segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. We have presented the three months ended March 31, 2016 financial information in this quarterly report on a comparative basis to conform with the current year segment presentation.

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2017
	Transitional and Skilled Services (2)	Assisted and Independent Living Services (2)	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$138,825	$7,036	$930	$1,480	$—		$148,271	33.6%
Medicare	107,928	—	8,633	13,359	—		129,920	29.4
Medicaid-skilled	23,017	—	—	—	—		23,017	5.2
Subtotal	269,770	7,036	9,563	14,839	—		301,208	68.2%
Managed care	70,357	—	5,023	182	—		75,562	17.1
Private and other	32,212	25,310	2,464	62	4,921	(1)	64,969	14.7
Total revenue	$372,339	$32,346	$17,050	$15,083	$4,921		$441,739	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.
(2) Certain revenues by payor source were reclassified between Medicaid and "Private and other" to conform with the current year segment presentation.

	Three Months Ended March 31, 2016
	Transitional and Skilled Services (2)	Assisted and Independent Living Services (2)	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$114,822	$6,245	$1,042	$1,532	$—		$123,641	32.3%
Medicare	91,644	—	7,653	10,981	—		110,278	28.8
Medicaid-skilled	21,665	—	—	—	—		21,665	5.7
Subtotal	228,131	6,245	8,695	12,513	—		255,584	66.8
Managed care	60,538	—	3,803	202	—		64,543	16.8
Private and other	26,543	23,926	1,410	43	11,185	(1)	63,107	16.4
Total revenue	$315,212	$30,171	$13,908	$12,758	$11,185		$383,234	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.
(2) Certain revenues by payor source were reclassified between Medicaid and "Private and other" to conform with the current year segment presentation.

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

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of March 31, 2017. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of March 31, 2017, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of March 31, 2017, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provided daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In 2016, we completed the sale of our urgent care centers.
Critical Accounting Policies Update

There have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.
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
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the health care industry. We continually monitor these developments in an effort to respond to the changing regulatory environment impacting our business.
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
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On March 20, 2017, CMS delayed the effective date until May 20, 2017 and the start date to October 1, 2017 and the final rule will continue for five performance years.
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

Skilled Nursing

CMS Payment Rules. On April 27, 2017, CMS issued a propose rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the proposed rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes proposed revisions to the SNF Quality Reporting Program, including proposals related to measure and standardized patient assessment data proposals, as well as proposals related to public display. In addition, it included proposals for the Skilled Nursing Facility Value-Based Purchasing Program that will affect Medicare payment to SNFs beginning in FY 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The proposed rule uses a market basket percentage of 1.0 percent to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a proposed 2% reduction to the market basket update.  Thus, the increase in the proposed federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements. The Nursing-Case-Mix per diem amount is proposed to be $177.16 for urban SNFs and $169.24 for rural SNFs.

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

The Value-Based Purchasing Program rewards skilled nursing facilities with incentive payments for the quality of care they give to people with Medicare. The final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program will start in fiscal year 2019.

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

Home Health

On January 12, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (CoPs). This rule is a continuation of CMS's effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. CMS has proposed to delay the effect of the final rule to January 13, 2018, but without approval of the proposed delay, the new conditions are scheduled to be effective July 13, 2017. On April 3, 2017, CMS issued a proposed rule that would delay the effective date for an additional six months until January 13, 2018.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2016 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,980 in 2017 compared to $1,960 in 2016. For occupational therapy (OT) services, the limit is $1,980 for 2017 compared to $1,960 in 2016. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

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

5.6Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Expenses:
Cost of services	80.5	79.9
Charge related to class action lawsuit (Note 18)	2.5	—
Losses related to operational closures	0.9	2.1
Rent—cost of services	7.2	7.0
General and administrative expense	4.8	4.5
Depreciation and amortization	2.4	2.2
Total expenses	98.3	95.7
Income from operations	1.7	4.3
Other income (expense):
Interest expense	(0.8)	(0.4)
Interest income	0.1	0.1
Other expense, net	(0.7)	(0.3)
Income before provision for income taxes	1.0	4.0
Provision for income taxes	0.3	1.5
Net income	0.7	2.5
Less: net income attributable to the noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	0.7%	2.5%

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Other Non-GAAP Financial Data:
EBITDA(1)	$17,950	$24,495
Adjusted EBITDA(1)(2)	41,085	37,574
EBITDAR(1)	49,850	51,486
Adjusted EBITDAR(1)(2)	68,712	62,625
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

(2)	Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	costs incurred for facilities currently being constructed and other start-up operations;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	legal costs and charges incurred in connection with the settlement of the class action lawsuit;

•	share-based compensation expense;

•	acquisition-related costs;

•	costs incurred related to new systems implementation; and

•	professional service fees including costs incurred to recognize income tax credits.

Adjusted EBITDAR is EBITDAR adjusted for the above noted non-core business items.

The table below reconciles net income to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Consolidated statements of income data:
Net income	$2,956	$9,290
Less: net income attributable to noncontrolling interests	116	118
Interest expense, net	3,155	1,136
Provision for income taxes	1,441	5,889
Depreciation and amortization	10,514	8,298
EBITDA	$17,950	$24,495
Facility rent—cost of services	31,900	26,991
EBITDAR	$49,850	$51,486

EBITDA	$17,950	$24,495
Results related to closed operations and operations not at full capacity, including continued obligations and closing expenses(a)	4,919	8,125
Costs incurred for facilities currently being constructed and other start-up operations(b)	631	1,363
Urgent care center earnings(c)	—	(1,057)
Legal costs and charges related to the settlement of the class action lawsuit(d)	11,000	—
Share-based compensation expense(e)	2,224	1,885
Acquisition related costs(f)	88	145
Costs incurred related to new systems implementation and professional service fee(g)	—	678
Rent related to items(a),(b) and (c) above	4,273	1,940
Adjusted EBITDA	$41,085	$37,574
Rent—cost of services	31,900	26,991
Less: rent related to items(a),(b) and (c) above	(4,273)	(1,940)
Adjusted EBITDAR	$68,712	$62,625
______________________
(a) Represent results at closed operations and operations not at full capacity during the three months ended March 31, 2017 and 2016, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million and $7.9 million, respectively.
(b) Costs incurred for facilities currently being constructed and other start-up operations. This amount excludes rent, depreciation and interest expense.
(c) Operating results at urgent care centers for the three months ended March 31, 2016. This amount excludes rent, depreciation, interest expense and the net loss attributable to the variable interest entity associated with our urgent care business.
(d) Legal costs and charges incurred in connection with the settlement of the class action lawsuit.
(e) Share-based compensation expense incurred during the three months ended March 31, 2017 and 2016.
(f) Costs incurred to acquire operations which are not capitalizable.
(g) Costs incurred related to new systems implementation and income tax credits which contributed to a decrease in effective tax rate.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

	Three Months Ended March 31,
	2017		2016
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$372,339	84.3%	$315,212	82.3%
Assisted and independent living services	32,346	7.3%	30,171	7.9%
Home health and hospice services:
Home health	17,050	3.9	13,908	3.6
Hospice	15,083	3.4	12,758	3.3
Total home health and hospice services	32,133	7.3	26,666	6.9
All other (1)	4,921	1.1	11,185	2.9
Total revenue	$441,739	100.0%	$383,234	100.0%
(1) Includes revenue from services generated in our other services segment and ancillary services for both the three months ended March 31, 2017 and 2016 and urgent care centers for three months ended March 31, 2016.

Consolidated revenue increased $58.5 million, or 15.3%. Transitional and skilled services revenue increased by $57.1 million, or 18.1%, mainly attributable to the increase in patient days, revenue per patient day and the impacts of acquisitions. Assisted and independent living services increased by $2.2 million, or 7.2%, mainly due to the increase in occupancy and average monthly revenue per unit compared to the prior year period. Home health and hospice services revenue increased by $5.5 million, or 20.5%, mainly due to an increase in volume in existing agencies combined with acquisitions. Revenue from operations acquired on or subsequent to January 1, 2016 increased by $52.0 million in the first quarter of 2017 when compared to the same quarter of 2016. Consolidated revenue for 2016 includes $7.6 million of revenue related to urgent care centers that were sold in the third and four quarter of 2016.

Transitional and Skilled Services

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$372,339	$315,212	$57,127	18.1%
Number of facilities at period end	150	130	20	15.4%
Number of campuses at period end*	21	16	5	31.3%
Actual patient days	1,209,264	1,052,736	156,528	14.9%
Occupancy percentage — Operational beds	74.9%	76.9%		(2.0)%
Skilled mix by nursing days	32.0%	32.5%		(0.5)%
Skilled mix by nursing revenue	53.3%	54.6%		(1.3)%

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$240,138	$234,897	$5,241	2.2%
Number of facilities at period end	93	93	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	761,717	784,613	(22,896)	(2.9)%
Occupancy percentage — Operational beds	78.5%	79.4%		(0.9)%
Skilled mix by nursing days	30.9%	30.9%		—%
Skilled mix by nursing revenue	52.0%	53.5%		(1.5)%

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$78,394	$72,746	$5,648	7.8%
Number of facilities at period end	37	37	—	—%
Number of campuses at period end*	3	3	—	—%
Actual patient days	244,307	240,242	4,065	1.7%
Occupancy percentage — Operational beds	74.5%	71.6%		2.9%
Skilled mix by nursing days	38.3%	37.5%		0.8%
Skilled mix by nursing revenue	57.0%	58.0%		(1.0)%

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$52,112	$6,111	$46,001	NM
Number of facilities at period end	20	—	20	NM
Number of campuses at period end*	7	1	6	NM
Actual patient days	198,214	20,475	177,739	NM
Occupancy percentage — Operational beds	65.9%	62.3%		NM
Skilled mix by nursing days	28.2%	43.2%		NM
Skilled mix by nursing revenue	53.3%	64.0%		NM

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Facility Closed(4):
Skilled nursing revenue	$1,695	$1,458	$237	NM
Actual patient days	5,026	7,406	(2,380)	NM
Occupancy percentage — Operational beds	33.2%	56.0%		NM
Skilled mix by nursing days	50.3%	12.4%		NM
Skilled mix by nursing revenue	74.6%	25.4%		NM
__________________
* Campus represents a facility that offers both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2014.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2014 to December 31, 2015.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2016.

(4)
Facility Closed results represents closed operations during the first quarter of 2017 and 2016, for which the results were excluded from Same Facility results and Recently Acquired results for the three months ended March 31, 2017 and 2016, for comparison purposes.

Transitional and skilled services revenue increased $57.1 million, or 18.1%. Of the $57.1 million increase, Medicare and managed care revenue increased $26.1 million, or 17.2%, Medicaid custodial revenue increased $24.0 million, or 20.9%, private and other revenue increased $5.7 million, or 21.4%, and Medicaid skilled revenue increased $1.3 million, or 6.2%.

Transitional and skilled services revenue generated by Same Facilities increased $5.2 million, or 2.2%, compared to the same quarter in the prior year. This increase reflects the following:

•
Medicaid revenue, including Medicaid skilled revenue, increased by $7.3 million, or 7.1%, which was driven by a 10.0% increase in Medicaid revenue per patient day due to the quality improvement program, the add-on to the reimbursement rate in California and the supplemental programs in Utah, partially offset by a 2.2% decrease in Medicaid days.

•	Medicare revenue decreased by $1.9 million, or 2.7%, primarily due to a 6.3% decrease in Medicare days, partially offset by a 3.4% increase in Medicare revenue per patient day.

Transitional and skilled services revenue generated by Transitioning Facilities increased $5.6 million, or 7.8%. This is due to increases in total patient days of 1.7%, consisting of a 7.2% increase in managed care days and a 3.6% increase in Medicare days from the prior year. Revenue per patient day increased by 5.7%, consisting of a 3.3% increase in Medicare, a 12.2% increase in Medicaid and a 0.4% increase in managed care revenue per patient day.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $46.0 million. Between January 1, 2016 and March 31, 2017, we have acquired 27 facilities in three states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Skilled Nursing Average Daily Revenue Rates:
Medicare	$596.06	$576.37	$539.28	$521.91	$502.14	$463.55	$564.55	$558.04
Managed care	437.61	425.42	440.58	438.86	422.98	352.44	436.41	427.87
Other skilled	476.04	465.95	367.65	369.70	195.29	—	445.46	438.70
Total skilled revenue	514.18	500.54	467.90	460.97	471.70	434.70	496.65	488.13
Medicaid	214.30	194.89	218.66	194.83	151.16	177.51	204.87	194.12
Private and other payors	203.66	200.38	222.46	230.01	197.74	200.43	204.88	206.05
Total skilled nursing revenue	$305.74	$290.17	$314.50	$297.49	$249.54	$292.91	$298.38	$291.17

Medicare daily rates at Same Facilities increased by 3.4%. The increase was attributable to a 2.4% net market basket increase, which went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 5.5% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment programs in Utah, the quality improvement program and the add-on to the reimbursement rate in California.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Revenue:
Medicare	26.7%	28.2%	25.9%	26.4%	35.2%	50.6%	27.9%	28.2%
Managed care	17.4	17.7	24.0	24.1	18.1	13.4	18.8	19.1
Other skilled	7.9	7.6	7.1	7.5	—	—	6.6	7.3
Skilled mix	52.0	53.5	57.0	58.0	53.3	64.0	53.3	54.6
Private and other payors	7.9	8.2	6.1	6.6	13.6	13.2	8.3	8.0
Quality mix	59.9	61.7	63.1	64.6	66.9	77.2	61.6	62.6
Medicaid	40.1	38.3	36.9	35.4	33.1	22.8	38.4	37.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Days:
Medicare	13.7%	14.1%	15.1%	15.0%	17.5%	31.9%	14.8%	14.7%
Managed care	12.1	12.1	17.1	16.3	10.7	11.3	12.9	13.0
Other skilled	5.1	4.7	6.1	6.2	—	—	4.3	4.8
Skilled mix	30.9	30.9	38.3	37.5	28.2	43.2	32.0	32.5
Private and other payors	11.9	12.0	8.6	8.4	17.2	19.2	12.1	11.4
Quality mix	42.8	42.9	46.9	45.9	45.4	62.4	44.1	43.9
Medicaid	57.2	57.1	53.1	54.1	54.6	37.6	55.9	56.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Revenue	$32,346	$30,171	$2,175	7.2%
Number of facilities at period end	41	40	1	2.5%
Number of campuses at period end	21	16	5	31.3%
Occupancy percentage (units)	76.8%	75.7%		1.1%
Average monthly revenue per unit	$2,838	$2,747	$91	3.3%
Assisted and independent living revenue increased $2.2 million, or 7.2%. The increase in revenue is primarily due to the increase in occupancy of 1.1% and the increase in average monthly revenue per unit of 3.3%, coupled with the addition of eight assisted and independent living operations in four states between January 1, 2016 and March 31, 2017.
Home Health and Hospice Services

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$17,050	$13,908	$3,142	22.6%
Hospice services	15,083	12,758	2,325	18.2
Total home health and hospice revenue	$32,133	$26,666	$5,467	20.5%
Home health services:
Average Medicare Revenue per Completed Episode	$2,976	$2,923	$53	1.8%
Hospice services:
Average Daily Census	1,001	843	158	18.7%
Home health and hospice revenue increased $5.5 million, or 20.5%. Of the $5.5 million increase, Medicare and managed care revenue increased $4.6 million, or 20.1%. The increase in revenue is primarily due to the increase in volume, average daily census and average Medicare revenue per completed episode in existing agencies, coupled with the addition of seven home health, hospice and home care operations in six states between January 1, 2016 and March 31, 2017.
Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017					2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$303,633	$20,976	$27,053	$3,824	$355,486	$255,460	$18,843	$22,843	$9,162	$306,308

Consolidated cost of services increased $49.2 million, or 16.1%, primarily due to acquisitions.

Transitional and Skilled Services

	Three Months Ended March 31,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$303,633	$255,460	$48,173	18.9%
Revenue percentage	81.5%	81.0%		0.5%

Cost of services related to our transitional and skilled services segment increased $48.2 million, or 18.9%, due primarily to additional costs at Recently Acquired Facilities of $38.3 million and organic operational growth. Cost of service as a percentage of revenue increased to 81.5%. The main components of the increase are start-up costs related to newly constructed post-acute care campuses and increases in health, general and professional liability costs of $3.1 million. Same Facilities cost of services as a percentage of revenue remains consistent compared to the prior periods.

Assisted and Independent Living Services

	Three Months Ended March 31,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$20,976	$18,843	$2,133	11.3%
Revenue percentage	64.8%	62.5%		2.3%

Cost of services related to our assisted and independent living services segment increased $2.1 million, or 11.3%, primarily due to recently acquired operations and organic operational growth. The largest component of cost of services is labor expenses. Cost of services as a percentage of total revenue increased by 2.3% as a result of the increase in start-up costs related to newly constructed post-acute care campuses.

Home Health and Hospice Services

	Three Months Ended March 31,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$27,053	$22,843	$4,210	18.4%
Revenue percentage	84.2%	85.7%		(1.5)%

Cost of services related to our home health and hospice services segment increased $4.2 million, or 18.4% due to additional costs at agencies acquired since the first quarter of 2016 of $2.3 million and organic operational growth. Cost of services as a percentage of total revenue decreased by 1.5% as a result of better leveraging of fixed costs and improving overall census and staff productivity in our home health hospice services.

Charge related to class action lawsuit. During the three months period ended March 31, 2017, we accrued an estimated liability of $11.0 million related to the settlement of the class action lawsuit. Similar charges did not occur for the three months ended March 31, 2016. See further discussion of the litigation and related estimated settlement in Liquidity and Capital Resources.

Losses related to operational closures. We recorded a loss of $4.0 million related to the closure of operations and lease terminations during the three months ended March 31, 2017, compared to similar losses of $7.9 million recorded during the three months ended March 31, 2016.

Rent — Cost of Services. Rent — cost of services increased $4.9 million, or 18.2%, to $31.9 million. Rent - cost of service as a percentage of total revenue increased by 0.2% to 7.2%. The additional increase in rent was primarily due to new leases for newly opened and acquired operations.
General and Administrative Expense. General and administrative expense increased by $3.9 million, or 22.3%, to $21.3 million. The increase was primarily due to our operational growth and performance related accruals, partially offset by a reduction in the costs related to the labor management system that was rolled out in the prior year. In addition, general and administrative expense as a percentage of revenue increased as a percentage of revenue by 0.3% to 4.8%.
Depreciation and Amortization. Depreciation and amortization expense increased $2.2 million, or 26.7%, to $10.5 million. Depreciation and amortization expense increased as a percentage of total revenue by 0.2% to 2.4%. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations of $0.8 million and renovations at existing facilities.
Other Expense, net. Other expense, net increased $2.0 million to $3.2 million. Other expense as a percentage of revenue increased by 0.4% to 0.7%. The increase is due to interest expense incurred related to additional borrowings under the credit facility.
Provision for Income Taxes.  Our effective tax rate was 32.8% for the three months ended March 31, 2017 compared to 38.8% for the same period in 2016. The lower effective tax rate is primarily due to the estimated liability related to the settlement of the class action lawsuit of $11.0 million. In addition, the lower effective tax rate primarily reflected a tax benefit from excess tax benefits from share-based payment awards recorded in income tax expense resulting from our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2017, partially offset by an increase in certain non-taxable and non-deductible items. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $8.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Total capital expenditures for property and equipment were $12.0 million and $18.2 million for the three months ended March 31, 2017 and 2016, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2017. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2017, we held debt security investments of approximately $35.0 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$19,586	$12,695
Net cash used in investing activities	(21,397)	(20,104)
Net cash (used in) provided by financing activities	(24,388)	17,210
Net (decrease) increase in cash and cash equivalents	(26,199)	9,801
Cash and cash equivalents at beginning of period	57,706	41,569
Cash and cash equivalents at end of period	$31,507	$51,370
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net cash provided by operating activities for the three months ended March 31, 2017 increased by $6.9 million. The increase was primarily due to the timing in accounts receivable collections, partially offset by the timing of payments of the other operating assets and liabilities such as accounts payable and other accrued expenses.
Net cash used in investing activities for the three months ended March 31, 2017 increased by $1.3 million. The increase was primarily the result of the increase in purchases of business and asset acquisitions of $8.1 million, offset by the capital expenditures decrease of $6.2 million.
Net cash used by financing activities decreased by $41.6 million. This decrease was primarily due to net long-term debt repayments of $17.0 million during the three months ended March 31, 2017 compared to borrowings with proceeds of $46.6 million during the three months ended March 31, 2016. This reduction is offset by a decrease in the repurchases of common stock of $23.9 million when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.
Principal Debt Obligations and Capital Expenditures

Credit Facility with a Lending Consortium Arranged by SunTrust

We maintain a credit facility with a lending consortium arranged by SunTrust (as amended to date, the Credit Facility). On July 19, 2016, we entered into the second amendment to the credit facility (Second Amended Credit Facility), which amended the existing credit agreement to increase the aggregate principal amount up to $450.0 million. The Second Amended Credit Facility comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. Borrowings under the term loan portion of the Second Amended Credit Facility will mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility discussed below. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

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

The Credit Facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2017, our operating subsidiaries had $253.3 million outstanding under the Credit Facility. The outstanding balance on the on the term loan was $146.3 million, of which $7.5 million is classified as short-term and the remaining $138.8 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $107.0 million, which is classified as long-term. We were in compliance with all loan covenants as of March 31, 2017.

As of April 26, 2017, there was approximately $288.3 million outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of March 31, 2017, our operating subsidiaries had $13.9 million outstanding under the mortgage loans and note, of which $0.7 million is classified as short-term and the remaining $13.2 million is classified as long-term.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.1 million and $14.0 million for the three months ended March 31, 2017 and 2016, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of March 31, 2017, we were in compliance with the Master Leases' covenants.
In March 2017, we voluntarily discontinued operations at one of its skilled nursing facilities after determining that the facility cannot competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, we determined that the costs to renovate the facility could outweigh the future returns from the operation. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rent expense to be paid in 2017, or expected to be paid in future periods, and has no material impact on our lease coverage ratios under the Master Leases. We recorded a continued obligation liability under the lease and related closing expenses of $2.8 million, including the present value of rental payments of approximately $2.7 million, which was recognized in the first quarter of 2017. Residents of the affected facility were transferred to local skilled nursing facilities.
During the first quarter of 2016, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement will not impact the rent expense to be paid in 2016, or expected to be paid in future periods, and will have no material impact on our lease coverage ratios under the Master Leases. We recorded a continued obligation liability under the lease and related closing expenses of $7.9 million, including the present value of rental payments of approximately $6.5 million, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to local skilled nursing facilities.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $32.0 million and $27.1 million for the three months ended March 31, 2017 and 2016, respectively.
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
In March 2017, we entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community.  Upon closing the transaction, we will lease the properties under a triple-net master lease with an initial 20 year term, with three 5-year optional extensions, at CPI-based annual escalators. The transaction is expected to close in the second quarter of 2017. We expect to receive approximately $38.0 million in proceeds.
During the first quarter of 2017, we terminated our lease obligations on four transitional care facilities that are currently under development and one newly constructed stand-alone skilled nursing operation. We recorded $1.2 million in lease termination costs and long-lived asset impairment.
Class Action Lawsuit
Since 2011, we have been involved in a class action litigation claim alleging violations of state and federal wage and hour laws. In January 2017, we participated in an initial mediation session with plaintiffs' counsel.  As a result of this discussion and due to (i) the fact no class had been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the nature of the remedies sought and (iv) the lack of any basis on which to compute estimated compensatory and/or exemplary damages, we could not predict what the outcome of the pending purported class action lawsuit would be, what the timing of the ultimate resolution of this lawsuit would be, or an estimate and/or range of possible loss related to the pending class action lawsuit.
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million in the first quarterly financials. The settlement remains subject to final documentation and the approval of the California Superior Court following notice to affected class members.
U.S. Government Inquiry

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we and the government executed a final settlement agreement in accordance with the April 2013 agreement and we remitted full payment of $48.0 million. In addition, we executed a five-year corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.
See additional description of our contingencies in Notes 15, Debt, 17, Leases and 18, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

Recent Accounting Standards Adopted by the Company:

In March 2016, the FASB issued a new standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for us in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of income tax expense, rather than in paid-in-capital, for the three months ended March 31, 2017.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance prospectively, resulting in an increase to operating cash flow for the three months ended March 31, 2017, and the prior year period has not been adjusted.

We have also elected to continue to estimate the expected forfeitures rather than electing to account for forfeitures as they occur. Finally, the adoption of the guidance requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be our fiscal year 2018, with early adoption permitted in certain cases. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. This guidance is effective for annual periods beginning after December 15, 2019, which will be our fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We have initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. The adoption plan, which also includes evaluation of the adoption method and the impact to the consolidated financial statements, is ongoing and will be completed by the end of fiscal year 2017. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact our evaluation, however we currently anticipate adopting the standard as of January 1, 2018, using the modified retrospective method.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had approximately $2.3 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of March 31, 2017, our operating subsidiaries had $253.3 million outstanding under the credit facility. The outstanding balance on the on the term loan was $146.3 million, of which $7.5 million is classified as short-term and the remaining $138.8 million is classified as long-term. The outstanding balance on the revolving credit facility was $107.0 million, which is classified as long-term.

Our cash and cash equivalents as of March 31, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2017, we held debt security investments of approximately $35.0 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2017 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, for more information regarding our legal proceedings, please see Note 18, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard and keep confidential protected health information. In late December of 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as per the HIPAA obligations. We believe that we are presently in compliance in all material respects with all applicable laws and regulations.

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
Since 2011, we have been involved in a class action litigation claim alleging violations of state and federal wage and hour laws. In January 2017, we participated in an initial mediation session with plaintiffs' counsel.  As a result of this discussion and due to (i) the fact no class had been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the nature of the remedies sought and (iv) the lack of any basis on which to compute estimated compensatory and/or exemplary damages, we could not predict what the outcome of the pending purported class action lawsuit would be, what the timing of the ultimate resolution of this lawsuit would be, or an estimate and/or range of possible loss related to the pending class action lawsuit.
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million in the first interim financial statements The settlement remains subject to final documentation and the approval of the California Superior Court following notice to affected class members.

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

Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments. During the three months ended March 31, 2017, seven of our operating subsidiaries had probes scheduled or in process, both pre- and post-payment. We anticipate that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of our operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future.

U.S. Government Inquiry — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we executed a final settlement agreement with the Government and we remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.

See additional description of our contingencies in Notes 15, Debt, 17, Leases and 18, Commitments and Contingencies in
Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 38.8% and 38.0% of our revenue from the Medicaid program for the three months ended March 31, 2017 and 2016, respectively. We derived 29.4% and 28.8% of our revenue from the Medicare program for the three months ended March 31, 2017 and 2016, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On March 20, 2017, CMS delayed the effective date until May 20, 2017 and the start date to October 1, 2017 and the final rule will continue for five performance years.
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
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. As discussed below under the heading “Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged”, any further amendments or revisions to the ACA or its implementing regulations could materially impact our business.
Skilled Nursing
On April 27, 2017, CMS issued a propose rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the proposed rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes proposed revisions to the SNF Quality Reporting Program, including proposals related to measure and standardized patient assessment data proposals, as well as proposals related to public display. In addition, it included proposals for the Skilled Nursing Facility Value-Based Purchasing Program that will affect Medicare payment to SNFs beginning in FY 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The proposed rule uses a market basket percentage of 1.0 percent to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a proposed 2% reduction to the market basket update.  Thus, the increase in the proposed federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements. The Nursing-Case-Mix per diem amount is proposed to be $177.16 for urban SNFs and $169.24 for rural SNFs.
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
The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program will start in fiscal year 2019.

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

Home Health

On January 12, 2017, CMS issued a final rule that modernizes the Home Health Agency Conditions of Participation (CoPs). This rule is a continuation of CMS' effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames.  Without any contrary action by the new administration, the new conditions are scheduled to be effective July 13, 2017. On April 3, 2017, CMS issued a proposed rule that would delay the effective date for an additional six months until January 13, 2018.

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

ACA and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) include sweeping changes to how health care is paid for and furnished in the United States. As discussed below under the heading “-Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged”, any further amendments or revisions to ACA or its implementing regulations could materially impact our business. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the health care industry. We continually monitor these developments in an effort to respond to the changing regulatory environment impacting our business.

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

Under ACA, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-kickback Law, the Stark Law and the Civil Monetary Penalties Law. As of April 1, 2017, it does not appear that HHS is extending this pilot program. But because any payments for items and services under the pilot program cannot result in spending more than would otherwise be expended for such entities if the pilot program were not implemented, it is unclear whether the discontinuance of the pilot program will have any effect on reimbursement for any providers who voluntarily decided to participate in such program. As such any discontinuance of the pilot should not have any negative effect on reimbursement.

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

The Affordable Care Act and the programs implemented by the law may reduce reimbursements for our services and may impact the demand for the Company’s products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition. As discussed below under the heading “Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged”, any further amendments or revisions to ACA or its implementing regulations could materially impact our business.

Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged.
A number of lawsuits have been filed challenging various aspects of ACA and related regulations. In addition, the efficacy of ACA is the subject of much debate among members of Congress and the public. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the health care industry. In the event that legal challenges are successful or ACA is repealed or materially amended, particularly any elements of ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of ACA, could harm our business, operating results and financial condition. In addition, even if ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of ACA, and the new administration could make changes impacting the implementation and enforcement of ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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

Increased competition for or a shortage of, nurses or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to the patients of our operating subsidiaries. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility. An increase in costs associated with, or a shortage of, skilled nurses, could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively would be harmed.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims.  Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. During the three months ended March 31, 2017, we had seven operating subsidiaries that had probes scheduled or in process, both pre- and post-payment. No operating subsidiary has been identified for extrapolation or referral to CMS review contractors as of this filing, however, three operating subsidiaries are in their multiple rounds of education and re-probe.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, including the Protecting Access to Medicare Act of 2014. All beneficiaries began a new cap year on January 1, 2016 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,980 in 2017 compared to $1,960 in 2016. For occupational therapy (OT) services, the limit is $1,980 in 2017 compared to $1,960 in 2016. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the three months ended March 31, 2017, we recorded $0.2 million of hospice cap expense.

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

In August 2012, the OIG released a report entitled “Inappropriate and Questionable Billing for Medicare Home Health Agencies.” The report analyzed data from home health, inpatient hospital, and skilled nursing facilities claims from 2010 to identify inappropriate home health payments. The report found that in 2010, Medicare made overpayments largely in connection with three specific errors: overlapping with claims for inpatient hospital stays, overlapping with claims for skilled nursing facility stays, or billing for services on dates after beneficiaries’ deaths. The report also concluded that home health agencies with questionable billing were located mostly in Texas, Florida, California, and Michigan. The report recommended that CMS implement claims processing edits or improve existing edits to prevent inappropriate payments for the three specific errors referenced above, increase monitoring of billing for home health services, enforce and consider lowering the ten percent cap on the total outlier payments a home health agency may receive annually, consider imposing a temporary moratorium on new home health agency enrollments in Florida and Texas, and take appropriate action regarding the inappropriate payments identified and home health agencies with questionable billing. CMS concurred with all five recommendations. Moratoria were subsequently put in place, and effective January 29, 2016, extended on July 29, 2016, and again on January 9, 2017 a moratoria on new home health agencies and home health agency sub-units were extended in various counties in Florida, Michigan, Texas, Illinois, Pennsylvania and New Jersey. Additionally, following recommendations made by the OIG in an April 2014 report entitled “Limited Compliance with Medicare’s Home Health Face-to-Face Documentation Requirements,” CMS committed to implement a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2017, 68.2% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the three months ended March 31, 2017, we continued to expand our operations with the addition of one campus operation, two stand-alone skilled nursing operations, one stand-alone assisted living operation and one hospice agency with a total of 377 operational skilled nursing beds and 108 assisted living units. During the year ended December 31, 2016, we continued to expand our operations with the addition of 18 stand-alone skilled nursing operations, seven post-acute care campuses, two home health agencies and five hospice agencies with a total of 2,799 operational skilled nursing beds and 152 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

In July 17, 2015, CMS announced Home Health Star Ratings for home health agencies. All Medicare-certified HHAs are potentially eligible to receive a Quality of Patient Care Star Rating. The Star Ratings include assessments of quality of patient care based on Medicare claims data and patient experience of care. The Star Rating may impact patient choice of home health agencies and reimbursement from home health agencies, as a higher Star rating indicates better patient care than a lower Star rating. A low Star rating may decrease the number of patients for Medicare reimbursement.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 22.6% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of March 31, 2017, we leased 161 of our 212 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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
In March 2017, we voluntarily discontinued operations at one of its skilled nursing facilities after determining that the facility cannot competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, we determined that the costs to renovate the facility would outweigh the future returns from the operation. As part of the arrangement, we remain obligated for lease payments and other obligation under the lease agreement. We have in the past and may need to do so in the future continued to be obligated for lease payments and other obligations under the leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could adversely affect our business, financial condition and results of operations.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.

We maintain a revolving credit facility with a lending consortium. As of March 31, 2017, our operating subsidiaries had $253.3 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. We also had other outstanding indebtedness of approximately $13.9 million as of March 31, 2017 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In addition, we had $1.8 billion of future operating lease obligations as of March 31, 2017. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As we expand our presence in the assisted living, home health or hospice industries, we would become subject to risks in a market in which we have limited experience.

The majority of our affiliated facilities have historically been skilled nursing facilities. As we expand our presence in the assisted living, home health and hospice services or other relevant healthcare service, our existing overall business model would change and we would become subject to risks in a market in which we have limited experience. Although assisted living operating subsidiaries generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operating subsidiaries. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, assisted living, home health and hospice care are regulated by different agencies, and we have less experience with the agencies that regulate assisted living, home health and hospice care. In general, we believe that assisted living is a more competitive industry than skilled nursing. As we expand our presence in the assisted living, home health and hospice services, we might have to adjust part of our existing business model, which could have an adverse effect on our business.

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

The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business, as well as negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investments.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under each program for a period of 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the first quarter of 2017, the Company repurchased approximately 343,000 shares of its common stock for a total of $6.1 million under the program. There has been no termination or expiration of the plan since the initial date of approval.

A summary of the repurchase activity for the three months ended March 31, 2017 and through April 25, 2017 is as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 9 - February 16, 2017 (1)	343,124	$17.66	343,124	$23.9
April 5 - April 6 (1)	4,355	18.00	4,355	23.9
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on February 9, 2017.

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

THE ENSIGN GROUP, INC.

April 28, 2017	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)