Form 10-Q
period 2017-06-30
ENSIGN GROUP, INC
filed 2017-08-03
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2017, 50,868,326 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,476	$57,706
Accounts receivable—less allowance for doubtful accounts of $39,759 and $39,791 at June 30, 2017 and December 31, 2016, respectively	243,248	244,433
Investments—current	13,643	11,550
Prepaid income taxes	10,343	302
Prepaid expenses and other current assets	23,135	19,871
Total current assets	323,845	333,862
Property and equipment, net	490,386	484,498
Insurance subsidiary deposits and investments	25,899	23,634
Escrow deposits	23,925	1,582
Deferred tax asset	23,013	23,073
Restricted and other assets	13,329	12,614
Intangible assets, net	34,184	35,076
Goodwill	73,159	67,100
Other indefinite-lived intangibles	24,444	19,586
Total assets	$1,032,184	$1,001,025
Liabilities and equity
Current liabilities:
Accounts payable	$32,915	$38,991
Accrued charge related to class action lawsuit (Note 18)	11,000	—
Accrued wages and related liabilities	72,701	84,686
Accrued self-insurance liabilities—current	21,010	21,359
Other accrued liabilities	58,787	58,763
Current maturities of long-term debt	8,165	8,129
Total current liabilities	204,578	211,928
Long-term debt—less current maturities	284,465	275,486
Accrued self-insurance liabilities—less current portion	48,658	43,992
Deferred rent and other long-term liabilities	11,119	9,124
Deferred gain related to sale-leaseback (Note 17)	12,403	—
Total liabilities	561,223	540,530

Commitments and contingencies (Notes 15, 17 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 53,173 and 50,795 shares issued and outstanding at June 30, 2017, respectively, and 52,787 and 50,838 shares issued and outstanding at December 31, 2016, respectively (Note 3)	53	52
Additional paid-in capital (Note 3)	258,632	252,493
Retained earnings	244,049	235,021
Common stock in treasury, at cost, 1,932 and 1,520 shares at June 30, 2017 and December 31, 2016, respectively (Note 3)	(38,405)	(31,117)
Total Ensign Group, Inc. stockholders' equity	464,329	456,449
Non-controlling interest	6,632	4,046
Total equity	470,961	460,495
Total liabilities and equity	$1,032,184	$1,001,025
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$448,279	$410,517	$890,019	$793,750
Expense:
Cost of services	366,946	330,538	722,433	636,846
Charge related to class action lawsuit (Note 18)	—	—	11,000	—
(Gain)/losses related to operational closures (Note 7 and 17)	(1,286)	—	2,731	7,935
Rent—cost of services (Note 17)	32,585	30,741	64,485	57,732
General and administrative expense	17,253	19,657	38,523	37,045
Depreciation and amortization	10,750	9,772	21,264	18,069
Total expenses	426,248	390,708	860,436	757,627
Income from operations	22,031	19,809	29,583	36,123
Other income (expense):
Interest expense	(3,053)	(1,446)	(6,498)	(2,816)
Interest income	288	278	578	513
Other expense, net	(2,765)	(1,168)	(5,920)	(2,303)
Income before provision for income taxes	19,266	18,641	23,663	33,820
Provision for income taxes	6,886	7,278	8,326	13,167
Net income	12,380	11,363	15,337	20,653
Less: net income attributable to noncontrolling interests	163	37	279	155
Net income attributable to The Ensign Group, Inc.	$12,217	$11,326	$15,058	$20,498
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.24	$0.23	$0.30	$0.41
Diluted	$0.23	$0.22	$0.29	$0.39
Weighted average common shares outstanding:
Basic	50,705	50,274	50,736	50,476
Diluted	52,548	51,931	52,593	52,134

Dividends per share	$0.0425	$0.0400	$0.0850	$0.0800
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$15,337	$20,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,264	18,069
Amortization of deferred financing fees	509	313
Amortization of deferred gain on sale-leaseback	(92)	—
Long-lived asset impairment	111	137
Write-off of deferred financing fees	—	197
Deferred income taxes	61	3
Provision for doubtful accounts	14,647	12,081
Share-based compensation	4,600	4,665
Excess tax benefit from share-based compensation (Note 2)	—	(1,534)
Change in operating assets and liabilities
Accounts receivable	(14,289)	(29,295)
Prepaid income taxes	(10,041)	268
Prepaid expenses and other assets	(4,533)	2,337
Insurance subsidiary deposits and investments	(4,358)	196
Charge related to class action lawsuit (Note 18)	11,000	—
Liabilities related to operational closures (Note 7 and 17)	2,620	7,558
Accounts payable	(4,379)	545
Accrued wages and related liabilities	(11,985)	(6,871)
Income taxes payable	(1,182)	(195)
Other accrued liabilities	1,550	760
Accrued self-insurance liabilities	3,759	6,814
Deferred rent liability	321	127
Net cash provided by operating activities	24,920	36,828
Cash flows from investing activities:
Purchase of property and equipment	(23,013)	(36,443)
Cash payment for business acquisitions	(41,645)	(56,081)
Cash payment for asset acquisitions	(310)	(777)
Escrow deposits	(23,925)	(6,704)
Escrow deposits used to fund business acquisitions	1,582	400
Cash proceeds from sale-leaseback	38,000	—
Cash proceeds from the sale of property and equipment and insurance proceeds	1,017	371
Restricted and other assets	(332)	(623)
Net cash used in investing activities	(48,626)	(99,857)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 15)	460,000	332,000
Payments on revolving credit facility and other debt (Note 15)	(451,052)	(247,316)
Issuance of treasury stock upon exercise of options	—	92
Issuance of common stock upon exercise of options	2,249	4,124
Repurchase of shares of common stock (Note 3)	(7,288)	(30,000)
Dividends paid	(4,350)	(4,097)
Excess tax benefit from share-based compensation (Note 2)	—	1,561
Purchase of non-controlling interest	(83)	—
Payments of deferred financing costs	—	(1,385)
Net cash (used in) provided by financing activities	(524)	54,979
Net decrease in cash and cash equivalents	(24,230)	(8,050)
Cash and cash equivalents beginning of period	57,706	41,569
Cash and cash equivalents end of period	$33,476	$33,519
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,160	$2,699
Income taxes	$19,543	$11,552
Non-cash financing and investing activity:
Accrued capital expenditures	$5,130	$5,682

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of June 30, 2017, the Company operated 222 facilities, 41 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 18,400 operational skilled nursing beds and 4,700 assisted living and independent living units. As of June 30, 2017, the Company owned 56 of its 222 affiliated facilities and leased an additional 166 facilities through long-term lease arrangements and had options to purchase 10 of those 166 facilities. As of December 31, 2016, the Company owned 50 of its 210 affiliated facilities and leased an additional 160 facilities through long-term lease arrangements, and had options to purchase nine of those 160 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or shareholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and assisted living operations, home health, hospice and home care operations, and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. The Company presents noncontrolling interest within the equity section of its condensed consolidated balance sheets. The Company presents the amount of condensed consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its condensed consolidated statements of income.
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
Revenue from the Medicare and Medicaid programs accounted for 68.2% of the Company's revenue for both the three and six months ended June 30, 2017, and 68.0% and 67.3% for the three and six months ended June 30, 2016, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2017 and 2016.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $111 and $137 related to the closure of facilities during the six months ended June 30, 2017 and 2016, respectively. The Company did not identify any asset impairment during the three months ended June 30, 2017 and 2016.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. Starting on January 1, 2017, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $750 for California affiliated facilities and a separate, one-time, deductible of $1,000 for non-California facilities. For all affiliated facilities, except those located in Colorado, the third-party coverage above these limits was $1,000 per claim, $3,000 per facility, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per facility for skilled nursing facilities, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $37,676 and $34,735 as of June 30, 2017 and December 31, 2016, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $21,617 and $20,873 as of June 30, 2017 and December 31, 2016, respectively.
In addition, the Company has recorded an asset and equal liability of $4,662 and $4,104 at June 30, 2017 and December 31, 2016, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $5,713 and $5,639 as of June 30, 2017 and December 31, 2016, respectively.
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

Share-Based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables.

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

Recent Accounting Standards Adopted by the Company

In March 2016, the FASB issued a new standard to simplify several aspects of the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for the Company in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits in income tax expense, of $697 and $1,207, rather than in paid-in-capital, for the three and six months ended June 30, 2017, respectively.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance prospectively, resulting in an increase to operating cash flow for the six months ended June 30, 2017, and the prior year period has not been adjusted.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In May 2017, the FASB issued amended authoritative guidance to provide guidance on types of changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting under Accounting Standard Codification (ASC) 718. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be the Company's fiscal year 2018, with early adoption permitted in certain cases. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be the Company's fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements but expects this adoption will result in a significant increase in the assets and liabilities on its consolidated balance sheet.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. For example, the Company is currently performing analysis regarding the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics. The adoption plan, which also includes evaluation of the adoption method and the impact to the consolidated financial statements, is ongoing and will be completed by the end of fiscal year 2017. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact its evaluation, however the Company currently anticipates adopting the standard as of January 1, 2018, using the modified retrospective method.

3. COMMON STOCK
On February 8, 2017, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $30,000 of its common stock under the program for a period of 12 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program is scheduled to expire on February 8, 2018. During the three and six months ended June 30, 2017, the Company repurchased 69 and 412 shares of its common stock for a total of $1,220 and $7,288, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$12,380	$11,363	$15,337	$20,653
Less: net income attributable to noncontrolling interests	163	37	279	155
Net income attributable to The Ensign Group, Inc.	$12,217	$11,326	$15,058	$20,498

Denominator:
Weighted average shares outstanding for basic net income per share	50,705	50,274	50,736	50,476
Basic net income per common share attributable to The Ensign Group, Inc.	$0.24	$0.23	$0.30	$0.41

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$12,380	$11,363	$15,337	$20,653
Less: net income attributable to noncontrolling interests	163	37	279	155
Net income attributable to The Ensign Group, Inc.	$12,217	$11,326	$15,058	$20,498

Denominator:
Weighted average common shares outstanding	50,705	50,274	50,736	50,476
Plus: incremental shares from assumed conversion (1)	1,843	1,657	1,857	1,658
Adjusted weighted average common shares outstanding	52,548	51,931	52,593	52,134
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.23	$0.22	$0.29	$0.39

(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,378 and 1,312 for the three and six months ended June 30, 2017, respectively and 850 and 774 for the three and six months ended June 30, 2016 respectively.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$33,476	$—	$—	$57,706	$—	$—

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

Debt Security Investments - Held to Maturity

At June 30, 2017 and December 31, 2016, the Company had approximately $39,542 and $35,184, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2017, the debt security investments were held in AA, A and BBB+ rated debt securities.

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and six months ended June 30, 2017 and 2016 is summarized in the following tables:

	Three Months Ended June 30,
	2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$152,637	34.0%	$139,226	33.9%
Medicare	128,151	28.6	119,443	29.1
Medicaid — skilled	24,913	5.6	20,661	5.0
Total Medicaid and Medicare	305,701	68.2	279,330	68.0
Managed care	74,925	16.7	65,178	15.9
Private and other payors(1)	67,653	15.1	66,009	16.1
Revenue	$448,279	100.0%	$410,517	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for both the three months ended June 30, 2017 and 2016 and urgent care centers for the three months ended June 30, 2016.

	Six Months Ended June 30,
	2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$300,908	33.8%	$262,867	33.1%
Medicare	258,072	29.0	229,721	28.9
Medicaid — skilled	47,930	5.4	42,327	5.3
Total Medicaid and Medicare	606,910	68.2	534,915	67.3
Managed care	150,486	16.9	129,721	16.4
Private and other payors(1)	132,623	14.9	129,114	16.3
Revenue	$890,019	100.0%	$793,750	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for both the six months ended June 30, 2017 and 2016 and urgent care centers for the six months ended June 30, 2016.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable as of June 30, 2017 and December 31, 2016 is summarized in the following table:

	June 30, 2017	December 31, 2016
Medicaid	$109,306	$111,031
Managed care	67,064	66,346
Medicare	50,270	55,500
Private and other payors	56,367	51,347
	283,007	284,224
Less: allowance for doubtful accounts	(39,759)	(39,791)
Accounts receivable, net	$243,248	$244,433

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

The Company also reports an “all other” category that includes revenue from its mobile diagnostics and other ancillary operations for both the three and six months ended June 30, 2017 and 2016 and urgent care centers for the three and six months ended June 30, 2016. The Company completed the sale of its urgent care centers in the third and fourth quarter of 2016. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. The expansion of the Company's assisted and independent living services led it to separate the assisted and independent living services into a distinct reportable segment in the fourth quarter of 2016. Previously, the Company had two reportable segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. The Company has presented the financial information for the three and six months ended June 30, 2016 on a comparative basis to conform with the current year segment presentation. Certain revenues by payor source were reclassified between Medicaid and "Private and other" to conform with the current year presentation. See also Note 11, Goodwill and Other Indefinite-Lived Intangible Assets for comparative information on changes in the carrying amount of goodwill by segment.

As of June 30, 2017, transitional and skilled services included 155 wholly-owned affiliated skilled nursing facilities and 21 campuses that provide skilled nursing and rehabilitative care services. The Company provided room and board and social services through 46 wholly-owned affiliated assisted and independent living facilities and 21 campuses. Home health, home care and hospice services were provided to patients through 41 affiliated agencies. As of June 30, 2017, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$142,833	$7,203	$2,601	$—		$152,637	34.0%
Medicare	104,450	—	23,701	—		128,151	28.6
Medicaid-skilled	24,913	—	—	—		24,913	5.6
Subtotal	272,196	7,203	26,302	—		305,701	68.2
Managed care	69,265	—	5,660	—		74,925	16.7
Private and other	33,756	25,806	2,659	5,432	(1)	67,653	15.1
Total revenue	$375,217	$33,009	$34,621	$5,432		$448,279	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2017.

	Three Months Ended June 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$129,860	$6,655	$2,711	$—		$139,226	33.9%
Medicare	99,184	—	20,259	—		119,443	29.1
Medicaid-skilled	20,661	—	—	—		20,661	5.0
Subtotal	249,705	6,655	22,970	—		279,330	68.0
Managed care	61,121	—	4,057	—		65,178	15.9
Private and other	29,591	24,053	1,466	10,899	(1)	66,009	16.1
Total revenue	$340,417	$30,708	$28,493	$10,899		$410,517	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services and urgent care centers for the three months ended June 30, 2016.

	Six Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$281,658	$14,239	$5,011	$—		$300,908	33.8%
Medicare	212,379	—	45,693	—		258,072	29.0
Medicaid-skilled	47,930	—	—	—		47,930	5.4
Subtotal	541,967	14,239	50,704	—		606,910	68.2
Managed care	139,621	—	10,865	—		150,486	16.9
Private and other	65,968	51,116	5,185	10,354	(1)	132,623	14.9
Total revenue	$747,556	$65,355	$66,754	$10,354		$890,019	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$244,682	$12,899	$5,286	$—		$262,867	33.1%
Medicare	190,828	—	38,893	—		229,721	28.9
Medicaid-skilled	42,327	—	—	—		42,327	5.3
Subtotal	477,837	12,899	44,179	—		534,915	67.3
Managed care	121,660	—	8,061	—		129,721	16.4
Private and other	56,134	47,978	2,919	22,083	(1)	129,114	16.3
Total revenue	$655,631	$60,877	$55,159	$22,083		$793,750	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services and urgent care centers for the six months ended June 30, 2016.

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended June 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$375,217	$33,009	$34,621	$5,432	$—	$448,279
Intersegment revenue (1)	631	—	—	729	(1,360)	—
Total revenue	$375,848	$33,009	$34,621	$6,161	$(1,360)	$448,279
Segment income (loss) (2)	$31,704	$3,657	$4,923	$(18,253)	$—	$22,031
Interest expense, net of interest income						$(2,765)
Income before provision for income taxes						$19,266
Depreciation and amortization	$7,204	$1,492	$230	$1,824	$—	$10,750

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.
(3) The Company's campuses represents facilities that offer both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

	Three Months Ended June 30, 2016
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$340,417	$30,708	$28,493	$10,899	$—	$410,517
Intersegment revenue (1)	781	—	—	694	(1,475)	—
Total revenue	$341,198	$30,708	$28,493	$11,593	$(1,475)	$410,517
Segment income (loss) (2)	$32,835	$3,263	$4,349	$(20,638)	$—	$19,809
Interest expense, net of interest income						$(1,168)
Income before provision for income taxes						$18,641
Depreciation and amortization	$6,792	$983	$229	$1,768	$—	$9,772

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.
(3) The Company's campuses represents facilities that offer both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

	Six Months Ended June 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$747,556	$65,355	$66,754	$10,354	$—	$890,019
Intersegment revenue (1)	1,375	—	—	1,613	(2,988)	—
Total revenue	$748,931	$65,355	$66,754	$11,967	$(2,988)	$890,019
Segment income (loss) (2)	$63,494	$8,096	$9,217	$(51,224)	$—	$29,583
Interest expense, net of interest income						$(5,920)
Income before provision for income taxes						$23,663
Depreciation and amortization	$14,157	$3,115	$466	$3,526	$—	$21,264

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.
(3) The Company's campuses represents facilities that offer both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

	Six Months Ended June 30, 2016
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$655,631	$60,877	$55,159	$22,083	$—	$793,750
Intersegment revenue (1)	1,491	—	—	965	(2,456)	—
Total revenue	$657,122	$60,877	$55,159	$23,048	$(2,456)	$793,750
Segment income (loss) (2)	$60,431	$6,523	$7,525	$(38,356)	$—	$36,123
Interest expense, net of interest income						$(2,303)
Income before provision for income taxes						$33,820
Depreciation and amortization	$12,031	$2,046	$496	$3,496	$—	$18,069

(1) Intersegment revenue represents services provided at the Company's skilled nursing facilities, urgent care centers and other ancillary operations to the Company's other operating subsidiaries.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in "All Other" category.
(3) The Company's campuses represents facilities that offer both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

The Company's transitional and skilled services segment income for the six months ended June 30, 2017 and 2016 included continued obligations under the lease related to closed operations, lease termination costs and related closing expenses of $4,017 and $7,935, respectively. These amounts included the value of the present value of future rental payments of approximately $2,715 and $6,512 and long-lived assets impairment of $111 and $137 for the six months ended June 30, 2017 and 2016, respectively. See Note 17, Leases for further detail. Included in the three months ended June 30, 2017 is the loss recovery of $1,286 related to a facility that was closed in the prior year.

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
During the six months ended June 30, 2017, the Company expanded its operations with the addition of four stand-alone skilled nursing operations, six stand-alone assisted living operations, one campus operation, one home health agency and one hospice agency through a combination of long-term leases and purchases. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. The Company has also invested in new ancillary services that are complementary to its existing transitional and skilled services, assisted and independent living services, and home health and hospice businesses. The aggregate purchase price for these acquisitions for the six months ended June 30, 2017 was $41,763. The addition of these operations added 508 operational skilled nursing beds and 239 assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The Company's operating subsidiaries also opened three newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 385 operational skilled nursing beds.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the six months ended June 30, 2017 and 2016. As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the second quarter was not completed as necessary valuation information was not yet available.

	Six Months Ended June 30,
	2017	2016
Land	$3,595	$866
Building and improvements	24,527	16,056
Equipment, furniture, and fixtures	2,298	7,998
Assembled occupancy	410	1,220
Definite-lived intangible assets	—	363
Goodwill	6,059	28,790
Favorable leases	—	393
Other indefinite-lived intangible assets	4,548	600
Other assets acquired, net of liabilities assumed	326	6
Total acquisitions	$41,763	$56,292

In addition to the business combinations above, the Company acquired Medicare and Medicaid licenses for additional hospice and skilled nursing beds to add to existing operations for an aggregate purchase price of $310.

Subsequent to June 30, 2017, the Company acquired two stand-alone skilled nursing operations and three assisted and independent living operations for an aggregate purchase price of $22,830, which included real estate. The addition of these operations added 194 operational skilled nursing beds and 361 operational assisted and independent living units operated by the Company's operating subsidiaries.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful, representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the three and six months ended June 30, 2017 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial information is not presented. These acquisitions have been included in the June 30, 2017 condensed consolidated balance sheet of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

9. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	June 30, 2017	December 31, 2016
Land	$44,301	$47,565
Buildings and improvements	310,620	304,263
Equipment	167,660	153,170
Furniture and fixtures	5,425	6,931
Leasehold improvements	86,340	80,164
Construction in progress	2,803	2,441
	617,149	594,534
Less: accumulated depreciation	(126,763)	(110,036)
Property and equipment, net	$490,386	$484,498

The Company disposed of $24,847 of land, building and equipments as part of the sale-leaseback transaction in the three months ended June 30, 2017. See Note 17, Leases for information on the sale-leaseback transaction. See also Note 8, Acquisitions for information on acquisitions during the six months ended June 30, 2017.

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	June 30, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	23.2	$483	$(89)	$394	$483	$(78)	$405
Favorable leases	32.5	35,116	(5,579)	29,537	35,116	(4,589)	30,527
Assembled occupancy	0.5	2,307	(2,048)	259	1,897	(1,897)	—
Facility trade name	30.0	733	(281)	452	733	(269)	464
Customer relationships	18.6	4,933	(1,391)	3,542	4,933	(1,253)	3,680
Total		$43,572	$(9,388)	$34,184	$43,162	$(8,086)	$35,076

Amortization expense was $690 and $1,302 for the three and six months ended June 30, 2017, respectively, and $1,410 and $2,497 for the three and six months ended June 30, 2016, respectively.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2017 (remainder)	$1,388
2018	2,321
2019	2,301
2020	2,301
2021	2,270
2022	2,244
Thereafter	21,359
$34,184

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other (ASC 350). This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs "Step 1" of the traditional two-step goodwill impairment test by comparing the net assets of each reporting unit to their respective fair values. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The following table represents activity in goodwill by segment as of and for the six months ended June 30, 2017:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2017	$40,636	$3,538	$17,901	$5,025	$67,100
Additions	3,980	—	1,826	253	6,059
June 30, 2017	$44,616	$3,538	$19,727	$5,278	$73,159

The Company anticipates that total goodwill recognized will be fully deductible for tax purposes as of June 30, 2017. See further discussion of goodwill acquired at Note 8, Acquisitions.
During the six months ended June 30, 2017, the Company recorded $4,823 in Medicare and Medicaid licenses and $35 in trade name indefinite-lived intangible assets as part of its acquisitions.

Other indefinite-lived intangible assets consists of the following:

	June 30, 2017	December 31, 2016
Trade name	$1,181	$1,146
Medicare and Medicaid licenses	23,263	18,440
	$24,444	$19,586

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2017	December 31, 2016
Debt issuance costs, net	$3,169	$3,611
Long-term insurance losses recoverable asset	4,662	4,104
Deposits with landlords	4,708	3,526
Capital improvement reserves with landlords and lenders	790	673
Note receivable from sale of urgent care centers	—	700
Restricted and other assets	$13,329	$12,614

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in restricted and other assets as of June 30, 2017 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Note receivable from sale of urgent centers was reclassed to current assets from restricted and other assets as the Company is anticipating to receive the receivable within the 12 months period.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
Quality assurance fee	$6,989	$4,604
Refunds payable	20,015	18,368
Deferred revenue	4,608	6,994
Cash held in trust for patients	2,460	2,373
Resident deposits	6,210	6,099
Dividends payable	2,182	2,186
Property taxes	8,058	9,130
Income tax payable	—	1,182
Operational closure liability	962	1,972
Other	7,303	5,855
Other accrued liabilities	$58,787	$58,763
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES
The Company is not currently under examination by any major income tax jurisdiction. During 2017, the statutes of limitations will lapse on the Company's 2013 Federal tax year and certain 2012 and 2013 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2017 or 2016.
For the six months ended June 30, 2017 and 2016, the Company recorded total pre-tax charges related to lease terminations and closing expenses in connection with the closure of operations of $2,731 and $7,935, respectively. The Company recorded estimated tax benefits of $1,049 and $3,065 for the six months ended June 30, 2017 and 2016 related to the losses. See Note 17, Leases. The Company recorded a loss of $11,000 related to class action lawsuit and an estimated tax benefits of $4,220 during the six months ended June 30, 2017. There were no similar charges during the six months ended June 30, 2016. See Note 18, Commitments and Contingencies.

15. DEBT
Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Term loan with SunTrust, interest payable quarterly	$144,375	$148,125
Credit facility with SunTrust	135,000	122,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	13,731	14,032
	293,106	284,157
Less: current maturities	(8,165)	(8,129)
Less: debt issuance costs	(476)	(542)
	$284,465	$275,486

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

The Credit Facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2017, the Company's operating subsidiaries had $279,375 outstanding under the Credit Facility. The outstanding balance on the term loan was $144,375, of which $7,500 is classified as short-term and the remaining $136,875 is classified as long-term. The outstanding balance on the revolving Credit Facility was $135,000, which is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2017.

As of August 1, 2017, there was approximately $279,375 outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and a promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and the note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of June 30, 2017, the Company's operating subsidiaries had $13,731 outstanding under the mortgage loans and note, of which $665 is classified as short-term and the remaining $13,066 is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2017.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

During the second quarter of 2016, the Company increased the letters of credit by $450. As of June 30, 2017, the Company had approximately $2,760 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has four option plans, the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan), the 2007 Omnibus Incentive Plan (2007 Plan) and the 2017 Omnibus Incentive Plan (2017 Plan), all of which have been approved by the Company's stockholders. The total number of shares available under all of the Company’s stock incentive plans was 6,662 as of June 30, 2017.
2017 Omnibus Incentive Plan - During the second quarter of 2017, the Company's shareholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At June 30, 2017, there were 6,662 unissued shares of common stock available for issuance under this plan. The Company also retired the 2001 Plan, 2005 Plan and the 2007 Plan as a result of the approval of the 2017 Plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 280 options and 99 restricted stock awards from the 2007 and 2017 Plans during the six months ended June 30, 2017.
Stock Options

The Company used the following assumptions for stock options granted during the three months ended June 30, 2017 and 2016:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2017	124	1.90%	6.3 years	35.8%	0.89%
2016	121	1.49%	6.5 years	41.1%	0.79%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2017 and 2016:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2017	280	1.96%	6.3 years	35.8%	0.84%
2016	288	1.40%	6.5 years	39.2%	0.78%

For the six months ended June 30, 2017 and 2016, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2017	280	$19.55	$6.84
2016	288	$19.76	$7.42

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2017 and 2016 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2017:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2017	5,176	$11.62	2,704	$8.18
Granted	280	19.55
Forfeited	(103)	13.50
Exercised	(295)	7.13
June 30, 2017	5,058	$12.28	2,957	$9.17

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2017:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	332	$492	1	332
2009	4.06	-	4.56	504	1,081	2	504
2010	4.77	-	4.96	132	321	3	132
2011	5.90	-	7.99	155	528	4	155
2012	6.56	-	7.96	474	1,750	5	387
2013	7.98	-	11.49	567	2,763	6	382
2014	10.55	-	18.94	1,565	8,880	7	844
2015	21.47	-	25.24	578	5,260	8	168
2016	18.79	-	19.89	471	3,293	9	53
2017	18.64	-	20.28	280	1,911	10	—
Total				5,058	$26,279		2,957
Restricted Stock Awards
The Company granted 46 and 99 restricted stock awards during the three and six months ended June 30, 2017, respectively. The Company granted 52 and 214 restricted stock awards during the three and six months ended June 30, 2016, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2017 and 2016 ranged from $18.47 to $20.68 and $19.58 to $23.23, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2017 and changes during the six months ended June 30, 2017 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	429	$20.42
Granted	99	19.40
Vested	(75)	18.79
Forfeited	(7)	18.97
Nonvested at June 30, 2017	446	$20.49

During the three and six months ended June 30, 2017, the Company granted 8 and 15 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $18.47 to $20.68 based on the market price on the grant date.

Share-based compensation expense recognized for the Omnibus Incentive Plan for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense related to stock options	$1,319	$1,319	$2,526	$2,503
Share-based compensation expense related to restricted stock awards	588	652	1,140	1,200
Share-based compensation expense related to stock awards to non-employee directors	132	166	264	319
Total	$2,039	$2,137	$3,930	$4,022

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In future periods, the Company expects to recognize approximately $12,304 and $7,814 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2017. Future share-based compensation expense will be recognized over 3.0 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 2,101 unvested and outstanding options at June 30, 2017, of which 1,998 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at June 30, 2017 was 5.9 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the six months ended June 30, 2017 and as of and for the twelve months ended December 31, 2016 is as follows:

Options	June 30, 2017	December 31, 2016
Outstanding	$48,939	$55,610
Vested	37,505	38,101
Expected to vest	10,493	15,983
Exercisable	3,739	9,199
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
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and six months ended June 30, 2017, the Company expensed $337 and $670, respectively, in share-based compensation related to the Subsidiary Equity Plan. For the three and six months ended June 30, 2016, the Company expensed $643 in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at June 30, 2017 and 2016 is 269 and 226, respectively.

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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,217 and $28,333 for the three and six months ended June 30, 2017, respectively, and $14,039 and $28,039 for the three and six months ended June 30, 2016, respectively.
At the Company's option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of June 30, 2017.
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
During the first quarter of 2016, the Company voluntarily discontinued operations at one of its skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rental payments and has no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately $6,512, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to local skilled nursing facilities. In the second quarter of 2017, the Company recovered $1,286 of certain losses that were recorded in 2016 related to the closure of the operation. The loss recovery is recorded as a gain in the current period.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $32,851 and $64,843 for the three and six months ended June 30, 2017 and $30,916 and $58,051 for the three and six months ended June 30, 2016, respectively.
Future minimum lease payments for all leases as of June 30, 2017 are as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2017 (remainder)	82,757
2018	132,331
2019	131,633
2020	131,149
2021	130,408
2022	128,449
Thereafter	994,990
$1,731,717
Twenty-five of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under six separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In March 2017, the Company entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. The transaction closed in the second quarter of 2017. Upon closing the transaction, the Company leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The Company received $38,000 in proceeds. The carrying value for the sale was $24,847. Under applicable accounting guidance, the master lease was classified as an operating lease. The Company recognized a deferred gain on the transaction of $13,153 that will be amortized over the life of the lease.
During the first quarter of 2017, the Company terminated its lease obligations on four transitional care facilities that are currently under development and one newly constructed stand-alone skilled nursing operation. The Company recorded $1,187 in lease termination costs and long-lived asset impairment.

18. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires healthcare providers (among other things) to safeguard and keep confidential protected health information. In late December of 2016, the Company learned of a potential issue at one of its independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been internally investigated, addressed and disclosed as per the HIPAA obligations. The Company believes that it is presently in compliance in all material respects with all applicable laws and regulations.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. The Company expects the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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
The Company and its operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. Since 2011, the Company has been involved in a class action litigation claim alleging violations of state and federal wage and hour laws. In January 2017, the Company participated in an initial mediation session with plaintiffs' counsel. As a result of this discussion and due to (i) the fact no class had been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the nature of the remedies sought and (iv) the lack of any basis on which to compute estimated compensatory and/or exemplary damages, the Company could not predict what the outcome of the pending purported class action lawsuit would be, what the timing of the ultimate resolution of this lawsuit would be, or an estimate and/or range of possible loss related to it. In light of the inherent uncertainties involved in the pending class action lawsuit, the Company determined that we were not able to estimate the related costs or range of costs for the year ended December 31, 2016.
In March 2017, the Company was invited to engage in further mediation discussions to determine whether settlement in advance of a decision on class certification was possible. In April 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon the recent change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The settlement remains subject to final documentation following notice to affected class members, and further approval of the California Superior Court.

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. As of June 30, 2017, five of the Company's operating subsidiaries had probes scheduled and in process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of the Company's operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future.
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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.4% and 58.6% of its total accounts receivable as of June 30, 2017 and December 31, 2016, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.2% of the Company's revenue for both the three and six months ended June 30, 2017, respectively, and 68.0% and 67.3% for the three and six months ended June 30, 2016, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of August 1, 2017, the Company had approximately $136 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of June 30, 2017, we offered skilled nursing, assisted living and rehabilitative care services through 222 skilled nursing and assisted living facilities across 13 states. Of the 222 facilities, we owned 56 and operated an additional 166 facilities under long-term lease arrangements, and had options to purchase 10 of those 166 facilities. Our home health and hospice business provides home health, hospice and home care services from 41 agencies across nine states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2017:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	56	10	156	222
Percentage of total	25.2%	4.5%	70.3%	100.0%
Operational skilled nursing beds	3,046	997	14,360	18,403
Percentage of total	16.6%	5.4%	78.0%	100.0%
Assisted and independent living units	1,602	184	2,869	4,655
Percentage of total	34.4%	4.0%	61.6%	100.0%

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
Recent Activities
Common Stock Repurchase Program - On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under the program for a period of 12 months. During the three and six months ended June 30, 2017, we repurchased 0.1 million and 0.4 million shares of our common stock for a total of $1.2 million and $7.3 million, respectively.
Sale and Lease Transaction - In March 2017, we entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. Upon closing the transaction, we leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The transaction closed in the second quarter of 2017. We received $38.0 million in proceeds. We recognized a gain on the transaction of $13.2 million, which is deferred, and will be amortized over the life of the lease.
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
In the second quarter of 2017, we recovered $1.3 million of certain losses that were recorded in 2016 related to the closure of an operation. The loss recovery is recorded as a gain in the current period.
Class action lawsuit - In the first quarter of 2017, we recorded an estimated liability of $11.0 million related to the pending settlement of a class action lawsuit.

Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of June 30, 2017:

	CA	TX	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	39	43	21	2	15	7	9	6	4	—	4	4	1	155
Assisted and independent living services	6	4	6	18	1	3	1	3	1	—	—	—	3	46
Campuses(1)	3	4	1	—	1	1	—	1	2	6	2	—	—	21
Number of operational beds/units
Operational skilled nursing bed	4,163	5,634	2,977	138	1,693	572	841	544	413	542	368	426	92	18,403
Assisted and independent living units	735	387	1,250	738	106	282	98	274	301	142	31	—	311	4,655
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of June 30, 2017, we provided home health and hospice services through our 41 agencies in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington.
During the six months ended June 30, 2017, we expanded our operations with the addition of four stand-alone skilled nursing operations, six stand-alone assisted living operations, one campus operation, one home health agency and one hospice agency through a combination of long-term leases and purchases. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. We have also invested in new ancillary services that are complementary to our existing transitional and skilled services, assisted and independent living services, and home health and hospice businesses. The aggregate purchase price for these acquisitions for the six months ended June 30, 2017 was $41.8 million. The addition of these operations added 508 operational skilled nursing beds and 239 assisted living units operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
Our operating subsidiaries also opened three newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 385 operational skilled nursing beds.

Subsequent to June 30, 2017, we acquired two stand-alone skilled nursing operations and three assisted and independent living operations for an aggregate purchase price of $22.8 million, which included real estate. The addition of these operations added 194 operational skilled nursing beds and 361 operational assisted and independent living units operated by our operating subsidiaries.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Skilled Mix:
Days	30.7%	31.3%	31.4%	31.9%
Revenue	52.1%	52.7%	52.7%	53.6%
Quality Mix:
Days	43.2%	43.6%	43.6%	43.7%
Revenue	60.8%	60.8%	61.2%	61.7%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Occupancy for transitional and skilled services:
Operational beds at end of period	18,403	17,209	18,403	17,209
Available patient days	1,650,276	1,502,741	3,265,074	2,872,230
Actual patient days	1,232,842	1,136,724	2,442,106	2,189,460
Occupancy percentage (based on operational beds)	74.7%	75.6%	74.8%	76.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Occupancy for assisted and independent living services:
Occupancy percentage (units)	77.4%	76.0%	77.1%	75.9%
Average monthly revenue per unit	$2,799	$2,757	$2,818	$2,752

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Home health services:
Average Medicare Revenue per Completed Episode	$3,140	$2,950	$3,058	$2,937
Hospice services:
Average Daily Census	1,020	898	1,011	871
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

We also report an “all other” category that includes revenue from our mobile diagnostics and other ancillary operations. Our mobile diagnostics and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of our assisted and independent living services led us to separate our assisted and independent living services into distinct reportable segment in the fourth quarter of 2016. Previously, we had two reportable segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. We have presented the three and six months ended June 30, 2016 financial information in this quarterly report on a comparative basis to conform with the current year segment presentation.

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$142,833	$7,203	$995	$1,606	$—		$152,637	34.0%
Medicare	104,450	—	8,867	14,834	—		128,151	28.6
Medicaid-skilled	24,913	—	—	—	—		24,913	5.6
Subtotal	272,196	7,203	9,862	16,440	—		305,701	68.2
Managed care	69,265	—	5,448	212	—		74,925	16.7
Private and other	33,756	25,806	2,561	98	5,432	(1)	67,653	15.1
Total revenue	$375,217	$33,009	$17,871	$16,750	$5,432		$448,279	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended June 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$129,860	$6,655	$1,100	$1,611	$—		$139,226	33.9%
Medicare	99,184	—	8,078	12,181	—		119,443	29.1
Medicaid-skilled	20,661	—	—	—	—		20,661	5.0
Subtotal	249,705	6,655	9,178	13,792	—		279,330	68.0
Managed care	61,121	—	3,825	232	—		65,178	15.9
Private and other	29,591	24,053	1,413	53	10,899	(1)	66,009	16.1
Total revenue	$340,417	$30,708	$14,416	$14,077	$10,899		$410,517	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.

	Six Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$281,658	$14,239	$1,925	$3,086	$—		$300,908	33.8%
Medicare	212,379	—	17,500	28,193	—		258,072	29.0
Medicaid-skilled	47,930	—	—	—	—		47,930	5.4
Subtotal	541,967	14,239	19,425	31,279	—		606,910	68.2
Managed care	139,621	—	10,472	393	—		150,486	16.9
Private and other	65,968	51,116	5,025	160	10,354	(1)	132,623	14.9
Total revenue	$747,556	$65,355	$34,922	$31,832	$10,354		$890,019	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Six Months Ended June 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$244,682	$12,899	$2,142	$3,144	$—		$262,867	33.1%
Medicare	190,828	—	15,731	23,162	—		229,721	28.9
Medicaid-skilled	42,327	—	—	—	—		42,327	5.3
Subtotal	477,837	12,899	17,873	26,306	—		534,915	67.3
Managed care	121,660	—	7,628	433	—		129,721	16.4
Private and other	56,134	47,978	2,823	96	22,083	(1)	129,114	16.3
Total revenue	$655,631	$60,877	$28,324	$26,835	$22,083		$793,750	100.0%
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

We are participating in supplemental payment programs in various states that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. Several of our operating subsidiaries entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected operating subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.

Assisted and Independent Living Services.

Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of June 30, 2017. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of June 30, 2017, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of June 30, 2017, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provided daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In 2016, we completed the sale of all our urgent care centers.
Critical Accounting Policies Update

There have been no significant changes during the three months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.
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
CMS estimates that the average cost per facility for compliance with the new rule to be approximately $62,900 in the first year and approximately $55,000 in subsequent years. However, these amounts vary per organization. In addition to the monetary costs, these regulations may create compliance issues, as state regulators and surveyors interpret requirements that are less explicit. On June 8, 2017, CMS issued a proposed rule that would remove the provisions prohibiting binding pre-dispute arbitration agreements, but would retain other provisions that protect the interests of LTC residents.

On June 9, 2017, CMS issued revised requirements for emergency preparedness for Medicare and Medicaid participating providers, including long term care facilities, hospices, and home health agencies. The revised requirements update the conditions of participation for such providers. Specifically, outpatient facilities, such as home health agencies, are required to ensure that patients with limited mobility are addressed within the emergency plan; home health agencies are also required to develop and implement emergency preparedness policies and procedures that are reviewed and updated at least annually and each patient must have an individual plan; hospice-operated inpatient care facilities are required to provide subsistence needs for hospice employees and patients and a means to shelter in place patients and employees who remain in the hospice; all hospices and home health agencies must implement procedures to follow up with on duty staff and patients to determine services that are needed in the event that there is an interruption in services during or due to an emergency; hospices must train their employees in emergency preparedness policies and long term care facilities are required to share emergency preparedness plans and policies with family members and resident representatives.

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
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR)

models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On May 19, 2017, CMS issued a final rule which delayed the effective date until May 20, 2017 and the start date to January 1, 2018 and the final rule will continue for five performance years.
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

Skilled Nursing

CMS Payment Rules. On July 31, 2017, CMS issued its final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the final rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes revisions to the SNF Quality Reporting Program, including measure and standardized patient assessment data policies, as well as policies related to public display. In addition, it finalized policies for the Skilled Nursing Facility Value-Based Purchasing Program that will affect Medicare payment to SNFs beginning in FY 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The final rule uses a market basket percentage of 1.0 percent to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a 2% reduction to the market basket update for the fiscal year involved.  Thus, the increase in the proposed federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements. The Nursing-Case-Mix per diem amount is proposed to be $177.26 for urban SNFs and $169.34 for rural SNFs. The rule also corrects the Performance Period for the National Healthcare Safety Network (NHSN) Healthcare Personnel (HCP) Influenza Vaccination Immunization Reporting Measure in the End-Stage Renal Disease (ESRD) Quality Incentive Program (QIP) for Payment Year 2020.

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

Home Health

On July 25, 2017, CMS issued a proposed rule that would update the Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries for calendar year 2018. Under the proposed rule, CMS projects that Medicare payments will be reduced by 0.4%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014 and the sunset of the rural add-on provision. Further, the proposed rule would change the home health prospective payment system (HH PPS) case-mix adjustment methodology. The alternative case-mix methodology, called the Home Health Groupings Model (HHGM), would be effective for calendar year 2019 and proposes various refinements, including a change in the unit of payment from 60-day episodes of care to 30-day episodes. CMS is soliciting comments on this and other payment methodology refinements. The proposed rule also includes proposals relating to the Home Health Value-Based Purchasing Model, the Home Health Quality Reporting Program, as well as a Request for Information (RFI) to solicit various ideas for improving the health care delivery system.

On January 13, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (CoPs). This rule is a continuation of CMS's effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. On July 10, 2017, CMS issued a final rule delaying the effective date until to January 13, 2018.

On October 31, 2016, CMS issued final payment changes to the Medicare HH PPS for calendar year 2017. Under this rule, CMS projects that Medicare payments will be reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the revised fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.5%.

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

Lastly, CMS implemented a standardized cross-setting measure for calendar year 2016. The CoPs require home health agencies to submit OASIS assessments, within 30 days of completing the assessment of the beneficiary, as a condition of payment and also for quality measurement purposes. Commencing on April 3, 2017, if the OASIS assessment is not found in the quality system upon receipt of a final claim for an HH episode and the receipt date of the claim is more than 30 days after the assessment completion date, Medicare systems will deny the HH claim. Home health agencies that do not submit quality measure data to CMS will see a 2.0% reduction in their annual home health payment update percentage. Under the rule, all home health agencies are required to submit both admission and discharge OASIS assessments for a minimum of 70.0% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. The rule will incrementally increase this compliance threshold by 10.0% in each of the subsequent periods (July 1, 2016 and July 1, 2017) to reach 90.0%.

Hospice

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA, though if a hospice fails to comply with quality reporting program requirements, there will be a 2.0% reduction to the market basket update for the fiscal year involved. Under the final rule, it is estimated that there will be an increase of $180 million in payments to hospices during FY 2018. The hospice cap amount for fiscal year 2018 will be increased by 1.0% to $28,689.04, which is equal to the 2017 cap amount of $28,404.99 updated by the FY 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data publicly later in FY 2017.

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, hospices will see a 2.1% increase in their payments effective October 1, 2016.  The hospice payment increase will be the net result of 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the Affordable Care Act.  The hospice cap amount for fiscal year 2017 will be increased by 2.1% to $28,404.99, which is equal to the 2016 cap amount of $27,820.75 updated by the FY 2017 hospice payment update percentage of 2.1%. In addition, this rule would propose changes to the HQRP, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	81.9	80.5	81.2	80.2
Charge related to class action lawsuit (Note 18)	—	—	1.2	—
(Gain)/losses related to operational closures (Note 7 and 17)	(0.3)	—	0.3	1.0
Rent—cost of services (Note 17)	7.3	7.5	7.3	7.3
General and administrative expense	3.8	4.8	4.3	4.7
Depreciation and amortization	2.4	2.4	2.4	2.3
Total expenses	95.1	95.2	96.7	95.5
Income from operations	4.9	4.8	3.3	4.5
Other income (expense):
Interest expense	(0.7)	(0.4)	(0.7)	(0.4)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.6)	(0.3)	(0.6)	(0.3)
Income before provision for income taxes	4.3	4.5	2.7	4.2
Provision for income taxes	1.5	1.8	0.9	1.7
Net income	2.8	2.7	1.8	2.5
Less: net income attributable to noncontrolling interests	0.1	—	0.1	—
Net income attributable to The Ensign Group, Inc.	2.7%	2.7%	1.7%	2.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Other Non-GAAP Financial Data:
Performance Metrics
EBITDA	$32,618	$29,544	$50,568	$54,037
Adjusted EBITDA	38,124	37,492	79,209	75,066
Valuation Metric
Adjusted EBITDAR	66,690	65,512	135,402	128,136
______________________
The following discussion includes references to EBITDA, Adjusted EBITDA and Adjusted EBITDAR which are non-GAAP financial measures (collectively, Non-GAAP Financial Measures). Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

We believe the presentation of Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•
they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest expense, net and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, capital structure and the method by which assets were acquired; and

•	they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

We use Non-GAAP Financial Measures:

•	as measurements of our operating performance to assist us in comparing our operating performance on a consistent basis;

•	to allocate resources to enhance the financial performance of our business;

•	to assess the value of a potential acquisition;

•	to assess the value of a transformed operation's performance;

•	to evaluate the effectiveness of our operational strategies; and

•	to compare our operating performance to that of our competitors.

We typically use Non-GAAP Financial Measures to compare the operating performance of each operation. These measures are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, which may vary from period-to-period depending upon various factors, including the method used to finance operations, the amount of debt that we have incurred, whether an operation is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates.

We also establish compensation programs and bonuses for our leaders that are partially based upon the achievement of Adjusted EBITDAR targets.

Despite the importance of these measures in analyzing our underlying business, designing incentive compensation and for our goal setting, Non-GAAP Financial Measures have no standardized meaning defined by GAAP. Therefore, our Non-GAAP Financial Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:

•	they do not reflect our current or future cash requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the net interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	they do not reflect rent expenses, which are necessary to operate our leased operations, in the case of Adjusted EBITDAR;

•	they do not reflect any income tax payments we may be required to make;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.

We compensate for these limitations by using them only to supplement net income on a basis prepared in accordance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business.

Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table below, along with our consolidated financial statements and related notes included elsewhere in this document.

We use the following Non-GAAP Financial Measures that we believe are useful to investors as key valuation and operating performance measures:

EBITDA

We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base (depreciation and amortization expense) from our operating results.

We calculate EBITDA as net income from continuing operations, adjusted for net losses attributable to noncontrolling interest, before (a) interest expense, net, (b) provision for income taxes, and (c) depreciation and amortization.

Adjusted EBITDA

We adjust EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, in the case of Adjusted EBITDA. We believe that the presentation of Adjusted EBITDA, when combined with EBITDA and GAAP net income (loss) attributable to The Ensign Group, Inc., is beneficial to an investor’s complete understanding of our operating performance.

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	results at facilities currently being constructed and other start-up operations;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	legal costs and charges incurred in connection with the settlement of the class action lawsuit;

•	share-based compensation expense;

•	acquisition-related costs;

•	insurance reserve in connection with the settlement of claims;

•	costs incurred related to new systems implementation; and

•	professional service fees including costs incurred to recognize income tax credits.

Adjusted EBITDAR

 We use Adjusted EBITDAR as one measure in determining the value of prospective acquisitions. It is also a commonly used measure by our management, research analysts and investors, to compare the enterprise value of different companies in the healthcare industry, without regard to differences in capital structures and leasing arrangements.  Adjusted EBITDAR is a financial valuation measure that is not specified in GAAP. This measure is not displayed as a performance measure as it excludes rent expense, which is a normal and recurring operating expense.

The adjustments made and previously described in the computation of Adjusted EBITDA are also made when computing Adjusted EBITDAR. We calculate Adjusted EBITDAR by excluding rent-cost of services from Adjusted EBITDA.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Consolidated statements of income data:
Net income	$12,380	$11,363	$15,337	$20,653
Less: net income attributable to noncontrolling interests	163	37	279	155
Interest expense, net	2,765	1,168	5,920	2,303
Provision for income taxes	6,886	7,278	8,326	13,167
Depreciation and amortization	10,750	9,772	21,264	18,069
EBITDA	$32,618	$29,544	$50,568	$54,037

Results related to closed operations and operations not at full capacity, including continued obligations and closing expenses(a)	(555)	206	4,364	8,331
Results related to facilities currently being constructed and other start-up operations(b)	(857)	449	(226)	1,812
Urgent care center earnings(c)	—	(811)	—	(1,867)
Legal costs and charges related to the settlement of the class action lawsuit(d)	163	—	11,163	—
Share-based compensation expense(e)	2,376	2,780	4,600	4,665
Insurance reserve in connection with the settlement of claims(f)	—	1,586	—	1,586
Acquisition related costs(g)	360	748	448	893
Costs incurred related to new systems implementation and professional service fee(h)	—	269	—	947
Rent related to items(a),(b) and (c) above	4,019	2,721	8,292	4,662
Adjusted EBITDA	$38,124	$37,492	$79,209	$75,066
Rent—cost of services	32,585	30,741	64,485	57,732
Less: rent related to items(a),(b) and (c) above	(4,019)	(2,721)	(8,292)	(4,662)
Adjusted EBITDAR	$66,690	$65,512	$135,402	$128,136
______________________

(a)
Represent results at closed operations and operations not at full capacity during the three and six months ended June 30, 2017 and 2016, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million and $7.9 million for the six months ended June 30, 2017 and 2016, respectively. Included in the three and six months ended June 30, 2017 results is the loss recovery of $1.3 million of certain losses related to a closed facility in prior year.

(b)	Represents results related to facilities currently being constructed and other start-up operations. This amount excludes rent, depreciation and interest expense.

(c)
Operating results at urgent care centers for the three and six months ended June 30, 2016. This amount excludes rent, depreciation, interest expense and the net loss attributable to the variable interest entity associated with our urgent care business.

(d)	Legal costs and charges incurred in connection with the settlement of the class action lawsuit.

(e)	Share-based compensation expense incurred.

(f)	Insurance reserves in connection with the settlement of a general liability claim.

(g)	Costs incurred to acquire operations which are not capitalizable.

(h)	Costs incurred related to new systems implementation and income tax credits which contributed to a decrease in effective tax rate.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

	Three Months Ended June 30,
	2017		2016
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$375,217	83.7%	$340,417	82.9%
Assisted and independent living services	33,009	7.4	30,708	7.5
Home health and hospice services:
Home health	17,871	4.0	14,416	3.5
Hospice	16,750	3.7	14,077	3.4
Total home health and hospice services	34,621	7.7	28,493	6.9
All other (1)	5,432	1.2	10,899	2.7
Total revenue	$448,279	100.0%	$410,517	100.0%
(1) Includes revenue from services generated in our other ancillary services for both the three months ended June 30, 2017 and 2016 and urgent care centers for three months ended June 30, 2016.

Consolidated revenue increased $37.8 million, or 9.2%. Transitional and skilled services revenue increased by $34.8 million, or 10.2%, mainly attributable to the increase in patient days, revenue per patient day and the impacts of acquisitions. Assisted and independent living services increased by $2.3 million, or 7.5%, mainly due to the increase in occupancy and average monthly revenue per unit compared to the prior year period. Home health and hospice services revenue increased by $6.1 million, or 21.5%, mainly due to an increase in volume in existing agencies combined with acquisitions. Revenue from operations acquired on or subsequent to January 1, 2016 increased by $32.9 million in the second quarter of 2017 when compared to the same quarter of 2016. Consolidated revenue for three months ended June 31, 2016 includes $7.0 million of revenue related to urgent care centers that were sold in the third and fourth quarter of 2016.

Transitional and Skilled Services

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$375,217	$340,417	$34,800	10.2%
Number of facilities at period end	155	148	7	4.7%
Number of campuses at period end*	21	18	3	16.7%
Actual patient days	1,232,842	1,136,724	96,118	8.5%
Occupancy percentage — Operational beds	74.7%	75.6%		(0.9)%
Skilled mix by nursing days	30.7%	31.3%		(0.6)%
Skilled mix by nursing revenue	52.1%	52.7%		(0.6)%

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$240,404	$236,717	$3,687	1.6%
Number of facilities at period end	93	93	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	767,862	768,324	(462)	(0.1)%
Occupancy percentage — Operational beds	78.2%	77.8%		0.4%
Skilled mix by nursing days	30.2%	30.2%		—%
Skilled mix by nursing revenue	51.6%	51.1%		0.5%

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$77,827	$71,946	$5,881	8.2%
Number of facilities at period end	37	37	—	—%
Number of campuses at period end*	3	3	—	—%
Actual patient days	245,387	238,892	6,495	2.7%
Occupancy percentage — Operational beds	73.9%	71.2%		2.7%
Skilled mix by nursing days	36.1%	37.0%		(0.9)%
Skilled mix by nursing revenue	55.1%	57.6%		(2.5)%

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$56,813	$30,981	$25,832	NM
Number of facilities at period end	25	18	7	NM
Number of campuses at period end*	7	3	4	NM
Actual patient days	219,044	125,481	93,563	NM
Occupancy percentage — Operational beds	65.3%	73.4%		NM
Skilled mix by nursing days	26.2%	28.0%		NM
Skilled mix by nursing revenue	49.7%	54.0%		NM

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Facility Closed Results(4):
Skilled nursing revenue	$173	$773	$(600)	NM
Actual patient days	549	4,027	(3,478)	NM
Occupancy percentage — Operational beds	50.0%	46.6%		NM
Skilled mix by nursing days	13.8%	7.6%		NM
Skilled mix by nursing revenue	35.6%	19.1%		NM
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

(4)
Facility Closed results represents closed operations during the second quarter of 2017 and 2016, for which the results were excluded from Same Facility results and Recently Acquired results for the three months ended June 30, 2017 and 2016, for comparison purposes.

Transitional and skilled services revenue increased $34.8 million, or 10.2%. Of the $34.8 million increase, Medicare and managed care revenue increased $13.4 million, or 8.4%, Medicaid custodial revenue increased $13.0 million, or 10.0%, private and other revenue increased $4.2 million, or 14.1%, and Medicaid skilled revenue increased $4.3 million, or 20.6%.

Transitional and skilled services revenue generated by Same Facilities increased $3.7 million, or 1.6%, compared to the same quarter in the prior year. This increase reflects the following:

•
Medicaid revenue, including Medicaid skilled revenue, increased by $3.4 million, or 3.1%, which was driven by an increase in Medicaid days, partially offset by a decrease in Medicaid revenue per patient day.

•	Managed care revenue increased by $4.1 million, or 10.8%, due to an increase in managed care days coupled with an increase in managed care revenue per patient day.

•	Medicare revenue decreased by $3.5 million, or 5.2%, primarily due to a decrease in Medicare days, partially offset by an increase in Medicare revenue per patient day.

•
In addition, Same Facilities patient days decreased primarily due to structural renovations at one of our operating subsidiaries, which has not re-opened, but is expected to re-open in the fourth quarter of 2017.

Transitional and skilled services revenue generated by Transitioning Facilities increased $5.9 million, or 8.2%. This is due to increases in total patient days of 2.7%, consisting of increases in Medicare, Medicaid-skilled and Medicaid days from the same period in prior year, partially offset by a decrease in managed care days. Revenue per patient day increased by 4.8%, consisting of increases in Medicare, Medicaid and managed care revenue per patient day.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $25.8 million. Between April 1, 2016 and June 30, 2017, we acquired 31 facilities in six states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Skilled Nursing Average Daily Revenue Rates:
Medicare	$596.97	$577.63	$549.52	$526.88	$500.71	$489.55	$567.65	$555.11
Managed care	449.02	427.66	451.06	436.42	416.10	396.68	444.65	427.43
Other skilled	478.83	467.65	359.28	367.44	600.90	—	446.94	440.25
Total skilled revenue	518.72	505.49	473.86	460.83	468.32	456.59	500.59	489.49
Medicaid	211.39	212.92	215.68	194.08	161.53	150.39	203.49	202.11
Private and other payors	197.62	205.79	230.22	228.18	187.83	156.03	199.90	201.41
Total skilled nursing revenue	$302.13	$301.00	$310.14	$295.97	$246.53	$237.14	$293.84	$292.40

Medicare daily rates at Same Facilities increased by 3.3%. The increase was attributable to a 2.4% net market basket increase, which went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 0.7% primarily due to a shift to supplemental Medicaid payment programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Revenue:
Medicare	25.8%	27.9%	25.3%	25.5%	32.3%	37.3%	26.7%	28.2%
Managed care	17.3	15.8	22.5	25.0	17.1	16.7	18.3	17.8
Other skilled	8.5	7.4	7.3	7.1	0.3	—	7.1	6.7
Skilled mix	51.6	51.1	55.1	57.6	49.7	54.0	52.1	52.7
Private and other payors	8.1	8.1	6.9	7.2	13.7	10.9	8.7	8.1
Quality mix	59.7	59.2	62.0	64.8	63.4	64.9	60.8	60.8
Medicaid	40.3	40.8	38.0	35.2	36.6	35.1	39.2	39.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Days:
Medicare	13.2%	14.4%	14.3%	14.3%	15.9%	18.1%	13.9%	14.8%
Managed care	11.7	11.1	15.5	16.9	10.2	9.9	12.2	12.1
Other skilled	5.3	4.7	6.3	5.8	0.1	—	4.6	4.4
Skilled mix	30.2	30.2	36.1	37.0	26.2	28.0	30.7	31.3
Private and other payors	12.0	12.5	9.3	9.4	18.0	16.7	12.5	12.3
Quality mix	42.2	42.7	45.4	46.4	44.2	44.7	43.2	43.6
Medicaid	57.8	57.3	54.6	53.6	55.8	55.3	56.8	56.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Revenue	$33,009	$30,708	$2,301	7.5%
Number of facilities at period end	46	40	6	15.0%
Number of campuses at period end	21	18	3	16.7%
Occupancy percentage (units)	77.4%	76.0%		1.4%
Average monthly revenue per unit	$2,799	$2,757	$42	1.5%
Assisted and independent living revenue increased $2.3 million, or 7.5%. The increase in revenue is primarily due to the increase in occupancy of 1.4% and the increase in average monthly revenue per unit of 1.5%, coupled with the addition of eleven assisted and independent living operations in four states between April 1, 2016 and June 30, 2017.
Home Health and Hospice Services

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$17,871	$14,416	$3,455	24.0%
Hospice services	16,750	14,077	2,673	19.0
Total home health and hospice revenue	$34,621	$28,493	$6,128	21.5%
Home health services:
Average Medicare Revenue per Completed Episode	$3,140	$2,950	$190	6.4%
Hospice services:
Average Daily Census	1,020	898	122	13.6%
Home health and hospice revenue increased $6.1 million, or 21.5%. Of the $6.1 million increase, Medicare and managed care revenue increased $5.0 million, or 20.7%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of six home health, hospice and home care operations in five states between April 1, 2016 and June 30, 2017.
Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$311,477	$21,923	$29,041	$4,505	$366,946

	Three Months Ended June 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$278,226	$19,279	$23,547	$9,486	$330,538

Consolidated cost of services increased $36.4 million, or 11.0%.

Transitional and Skilled Services

	Three Months Ended June 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$311,477	$278,226	$33,251	12.0%
Revenue percentage	83.0%	81.7%		1.3%

Cost of services related to our transitional and skilled services segment increased $33.3 million, or 12.0%, due primarily to additional costs at Recently Acquired Facilities of $21.2 million and organic operational growth. Cost of services as a percentage of revenue increased to 83.0%. The main components of the increase are start-up costs related to newly constructed post-acute care campuses, payroll and related benefits, and increases in health insurance costs of $4.7 million.

Assisted and Independent Living Services

	Three Months Ended June 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$21,923	$19,279	$2,644	13.7%
Revenue percentage	66.4%	62.8%		3.6%

Cost of services related to our assisted and independent living services segment increased $2.6 million, or 13.7%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 3.6% as a result of the increase in start-up costs related to newly constructed post-acute care campuses and the increase in health insurance costs.

Home Health and Hospice Services

	Three Months Ended June 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$29,041	$23,547	$5,494	23.3%
Revenue percentage	83.9%	82.6%		1.3%

Cost of services related to our home health and hospice services segment increased $5.5 million, or 23.3% due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 1.3% primarily due to costs related to start-up and transitioning operations and health insurance costs.

(Gain/losses) related to operational closures. We recovered $1.3 million of certain losses that were recorded as losses related to the closure of an operation in 2016. The loss recovery is recorded as a gain in the current period.

Rent — Cost of Services. Rent — cost of services increased $1.8 million, or 6.0%, to $32.6 million. Rent - cost of service as a percentage of total revenue decreased by 0.2% to 7.3%. The decrease in rent expense as a percentage of revenue primarily due to the acquisitions of real estate of fifteen assisted living operations in the fourth quarter of 2016 that were previously operated under long-term leases, offset by the additional rent expense as a result of the sale-leaseback transaction and new leases for newly opened and acquired operations.
General and Administrative Expense. General and administrative expense decreased by $2.4 million, or 12.2%, to $17.3 million. The decrease was primarily due to reduction in professional expenses, performance-based awards, and costs related to the labor management system that was rolled out in the prior year; offset by operational growth. In addition, general and administrative expense as a percentage of revenue decreased as a percentage of revenue by 1.0% to 3.8%.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 10.0%, to $10.8 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and renovations at existing facilities. Depreciation and amortization expense as a percentage of revenue remains consistent compared to the prior period at 2.4%.
Other Expense, net. Other expense, net increased $1.6 million to $2.8 million. Other expense as a percentage of revenue increased by 0.3% to 0.6%. The increase is due to interest expense incurred related to additional borrowings under our credit facility.
Provision for Income Taxes.  Our effective tax rate was 35.7% for the three months ended June 30, 2017 compared to 39.0% for the same period in 2016. The lower effective tax rate primarily reflected a tax benefit from excess tax benefits from share-based payment awards recorded in income tax expense resulting from our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2017, partially offset by an increase in certain non-taxable and non-deductible items. See Note 2 and Note 14 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

	Six Months Ended June 30,
	2017		2016
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$747,556	84.0%	$655,631	82.6%
Assisted and independent living services	65,355	7.3	60,877	7.7
Home health and hospice services:
Home health	34,922	3.9	28,324	3.6
Hospice	31,832	3.6	26,835	3.4
Total home health and hospice services	66,754	7.5	55,159	7.0
All other (1)	10,354	1.2	22,083	2.7
Total revenue	$890,019	100.0%	$793,750	100.0%
(1) Includes revenue from services generated in our other ancillary services for both the six months ended June 30, 2017 and 2016 and urgent care centers for six months ended June 30, 2016.

Consolidated revenue increased $96.3 million, or 12.1%. Transitional and skilled services revenue increased by $91.9 million, or 14.0%, mainly attributable to the increase in patient days, revenue per patient day and the impacts of acquisitions. Assisted and independent living services increased by $4.5 million, or 7.4%, mainly due to the increase in occupancy and average monthly revenue per unit compared to the prior year period. Home health and hospice services revenue increased by $11.6 million, or 21.0%, mainly due to an increase in volume in existing agencies combined with acquisitions. Revenue from operations acquired on or subsequent to January 1, 2016 increased by $84.9 million during the six months ended June 30, 2017 as compared to the same period in 2016. Consolidated revenue for 2016 includes $14.6 million of revenue related to urgent care centers that were sold in the third and fourth quarter of 2016.

Transitional and Skilled Services

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$747,556	$655,631	$91,925	14.0%
Number of facilities at period end	155	148	7	4.7%
Number of campuses at period end*	21	18	3	16.7%
Actual patient days	2,442,106	2,189,460	252,646	11.5%
Occupancy percentage — Operational beds	74.8%	76.2%		(1.4)%
Skilled mix by nursing days	31.4%	31.9%		(0.5)%
Skilled mix by nursing revenue	52.7%	53.6%		(0.9)%

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$480,543	$471,615	$8,928	1.9%
Number of facilities at period end	93	93	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	1,529,579	1,552,937	(23,358)	(1.5)%
Occupancy percentage — Operational beds	78.3%	78.6%		(0.3)%
Skilled mix by nursing days	30.6%	30.6%		—%
Skilled mix by nursing revenue	51.8%	52.3%		(0.5)%

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$156,222	$144,693	$11,529	8.0%
Number of facilities at period end	37	37	—	—%
Number of campuses at period end*	3	3	—	—%
Actual patient days	489,694	479,134	10,560	2.2%
Occupancy percentage — Operational beds	74.2%	71.4%		2.8%
Skilled mix by nursing days	37.2%	37.2%		—%
Skilled mix by nursing revenue	56.1%	57.8%		(1.7)%

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$108,924	$37,092	$71,832	NM
Number of facilities at period end	25	18	7	NM
Number of campuses at period end*	7	3	4	NM
Actual patient days	417,258	145,956	271,302	NM
Occupancy percentage — Operational beds	65.6%	71.6%		NM
Skilled mix by nursing days	27.1%	30.1%		NM
Skilled mix by nursing revenue	51.4%	55.7%		NM

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Facility Closed Results(4):
Skilled nursing revenue	$1,867	$2,231	$(364)	NM
Actual patient days	5,575	11,433	(5,858)	NM
Occupancy percentage — Operational beds	34.3%	52.3%		NM
Skilled mix by nursing days	46.7%	10.7%		NM
Skilled mix by nursing revenue	71.6%	23.2%		NM
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

(4)
Facility Closed results represents closed operations during the six months ended 2017 and 2016, for which the results were excluded from Same Facility results and Recently Acquired results for the six months ended June 30, 2017 and 2016, for comparison purposes.

Transitional and skilled services revenue increased $91.9 million, or 14.0%. Of the $91.9 million increase, Medicare and managed care revenue increased $39.5 million, or 12.6%, Medicaid custodial revenue increased $37.0 million, or 15.1%, private and other revenue increased $9.8 million, or 17.5%, and Medicaid skilled revenue increased $5.6 million, or 13.2%.

Transitional and skilled services revenue generated by Same Facilities increased $8.9 million, or 1.9%, compared to the same quarter in the prior year. This increase reflects the following:

•
Medicaid revenue, including Medicaid skilled revenue, increased by $10.8 million, or 5.0%, which was driven by an increase in Medicaid revenue per patient day due to the quality improvement programs, the add-on to the reimbursement rate in California and the supplemental programs in various states, partially offset by a decrease in Medicaid days.

•	Managed care revenue increased by $4.1 million, or 5.1%, primarily due to an increase in managed care days coupled with an increase in managed care revenue per patient day.

•	Medicare revenue decreased by $5.4 million, or 3.9%, primarily due to a decrease in Medicare days, partially offset by an increase in Medicare revenue per patient day.

•
In addition, included in the decrease in Same Facilities patient days is the decrease in patient days related to structural renovations at one of our operating subsidiaries, which has not re-opened, but is expected to re-open in the fourth quarter of 2017.

Transitional and skilled services revenue generated by Transitioning Facilities increased $11.5 million, or 8.0%. This is due to increases in total patient days of 2.2%, consisting of increases in Medicaid, Medicare and managed care days from the prior year. Revenue per patient day increased by 5.2%, due primarily to increases in Medicare, Medicaid and managed care revenue per patient day.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $71.8 million. Between April 1, 2016 and June 30, 2017, we acquired 31 facilities in six states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Skilled Nursing Average Daily Revenue Rates:
Medicare	$596.51	$577.00	$544.27	$524.33	$501.42	$483.73	$566.07	$556.51
Managed care	443.23	426.48	445.57	437.62	419.45	389.81	440.45	427.65
Other skilled	477.49	466.79	363.37	368.61	497.72	—	446.23	439.46
Total skilled revenue	516.43	502.96	470.80	460.90	469.99	452.19	498.60	488.82
Medicaid	212.83	203.83	217.15	194.46	156.66	153.09	204.17	198.28
Private and other payors	200.55	203.04	226.52	229.05	192.42	163.09	202.29	203.59
Total skilled nursing revenue	$303.92	$295.51	$312.31	$296.74	$247.96	$244.96	$296.08	$291.81

Medicare daily rates at Same Facilities increased by 3.4%. The increase was attributable to a 2.4% net market basket increase, which went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 3.0% primarily due to a shift to supplemental Medicaid payment programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Revenue:
Medicare	26.3%	28.0%	25.6%	26.0%	33.7%	39.5%	27.3%	28.2%
Managed care	17.3	16.8	23.2	24.5	17.6	16.2	18.6	18.4
Other skilled	8.2	7.5	7.3	7.3	0.1	—	6.8	7.0
Skilled mix	51.8	52.3	56.1	57.8	51.4	55.7	52.7	53.6
Private and other payors	8.0	8.1	6.5	6.9	13.7	11.3	8.5	8.1
Quality mix	59.8	60.4	62.6	64.7	65.1	67.0	61.2	61.7
Medicaid	40.2	39.6	37.4	35.3	34.9	33.0	38.8	38.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Days:
Medicare	13.4%	14.3%	14.7%	14.7%	16.7%	20.0%	14.3%	14.7%
Managed care	11.9	11.6	16.3	16.6	10.3	10.1	12.5	12.5
Other skilled	5.3	4.7	6.2	5.9	0.1	—	4.6	4.7
Skilled mix	30.6	30.6	37.2	37.2	27.1	30.1	31.4	31.9
Private and other payors	11.9	12.2	8.9	8.9	17.6	17.1	12.2	11.8
Quality mix	42.5	42.8	46.1	46.1	44.7	47.2	43.6	43.7
Medicaid	57.5	57.2	53.9	53.9	55.3	52.8	56.4	56.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Revenue	$65,355	$60,877	$4,478	7.4%
Number of facilities at period end	46	40	6	15.0%
Number of campuses at period end	21	18	3	16.7%
Occupancy percentage (units)	77.1%	75.9%		1.2%
Average monthly revenue per unit	$2,818	$2,752	$66	2.4%
Assisted and independent living revenue increased $4.5 million, or 7.4%. The increase in revenue is primarily due to the increase in occupancy of 1.2% and the increase in average monthly revenue per unit of 2.4%, coupled with the addition of eleven assisted and independent living operations in four states between April 1, 2016 and June 30, 2017
Home Health and Hospice Services

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$34,922	$28,324	$6,598	23.3%
Hospice services	31,832	26,835	4,997	18.6
Total home health and hospice revenue	$66,754	$55,159	$11,595	21.0%
Home health services:
Average Medicare Revenue per Completed Episode	$3,058	$2,937	$121	4.1%
Hospice services:
Average Daily Census	1,011	871	140	16.1%
Home health and hospice revenue increased $11.6 million, or 21.0%. Of the $11.6 million increase, Medicare and managed care revenue increased $9.6 million, or 20.5%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of six home health, hospice and home care operations in five states between April1, 2016 and June 30, 2017.
Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Six Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$615,110	$42,900	$56,094	$8,329	$722,433

	Six Months Ended June 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$533,686	$38,122	$46,390	$18,648	$636,846

Consolidated cost of services increased $85.6 million, or 13.4%.

Transitional and Skilled Services

	Six Months Ended June 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$615,110	$533,686	$81,424	15.3%
Revenue percentage	82.3%	81.4%		0.9%

Cost of services related to our transitional and skilled services segment increased $81.4 million, or 15.3%, due primarily to additional costs at Recently Acquired Facilities of $59.5 million and organic operational growth. Cost of service as a percentage of revenue increased to 82.3%. The main components of the increase are start-up costs related to newly constructed post-acute care campuses and increases in health liability costs of $7.3 million.

Assisted and Independent Living Services

	Six Months Ended June 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$42,900	$38,122	$4,778	12.5%
Revenue percentage	65.6%	62.6%		3.0%

Cost of services related to our assisted and independent living services segment increased $4.8 million, or 12.5%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 3.0% as a result of the increase in start-up costs related to newly constructed post-acute care campuses and the increase in health insurance costs.

Home Health and Hospice Services

	Six Months Ended June 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$56,094	$46,390	$9,704	20.9%
Revenue percentage	84.0%	84.1%		(0.1)%

Cost of services related to our home health and hospice services segment increased $9.7 million, or 20.9% due to organic operational growth. Cost of services as a percentage of total revenue decreased by 0.1% as a result of better leveraging of fixed costs and improving overall census and staff productivity in our home health and hospice services.

Charge related to class action lawsuit. We accrued an estimated liability of $11.0 million related to the pending settlement of a class action lawsuit during the first quarter of 2017. Similar charges did not occur for the six months ended June 30, 2016. See further discussion of the litigation and related estimated settlement in Liquidity and Capital Resources.

(Gain/losses) related to operational closures. We recorded a loss of $4.0 million  related to the closure of operations and lease terminations during the first quarter of 2017. This amount is offset by the recovery $1.3 millions of certain losses that were recorded related to the closure of an operation in 2016. The loss recovery is recorded as a gain in the current period. During the six months ended June 30, 2016, we recorded $7.9 million of losses related to the closure of operations.

Rent — Cost of Services. Rent — cost of services increased $6.8 million, or 11.7%, to $64.5 million. Rent - cost of service as a percentage of total revenue remained constant at 7.3%. The increase in rent expense was primarily due to additional rent expense as a result of the sale-leaseback transaction and new leases for newly opened and acquired operations, partially offset by the acquisitions of real estate of fifteen assisted living operations in the fourth quarter 2016 that were previously operated under long-term leases.
General and Administrative Expense. General and administrative expense increased by $1.5 million, or 4.0%, to $38.5 million primarily due to operational growth. In addition, general and administrative expense as a percentage of revenue decreased as a percentage of revenue by 0.4% to 4.3%.
Depreciation and Amortization. Depreciation and amortization expense increased $3.2 million, or 17.7%, to $21.3 million. Depreciation and amortization expense increased as a percentage of total revenue by 0.1% to 2.4%. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations of $1.0 million and renovations at existing facilities.
Other Expense, net. Other expense, net increased $3.6 million to $5.9 million. Other expense as a percentage of revenue increased by 0.3% to 0.6%. The increase is due to interest expense incurred related to additional borrowings under the credit facility.
Provision for Income Taxes.  Our effective tax rate was 35.2% for the three months ended June 30, 2017 compared to 38.9% for the same period in 2016. The lower effective tax rate is primarily due to the estimated liability related to the pending settlement of a class action lawsuit of $11.0 million. In addition, the lower effective tax rate primarily reflected a tax benefit from excess tax benefits from share-based payment awards recorded in income tax expense resulting from our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2017, partially offset by an increase in certain non-taxable and non-deductible items. See Note 2 and Note 14 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $41.6 million and $56.1 million for the six months ended June 30, 2017 and 2016, respectively. Total capital expenditures for property and equipment were $23.0 million and $36.4 million for the six months ended June 30, 2017 and 2016, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2017. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2017, we held debt security investments of approximately $39.5 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$24,920	$36,828
Net cash used in investing activities	(48,626)	(99,857)
Net cash (used in) provided by financing activities	(524)	54,979
Net decrease in cash and cash equivalents	(24,230)	(8,050)
Cash and cash equivalents at beginning of period	57,706	41,569
Cash and cash equivalents at end of period	$33,476	$33,519
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash provided by operating activities for the six months ended June 30, 2017 decreased by $11.9 million. The decrease was primarily due to the timing of payments of the other operating assets and liabilities such as prepaid income taxes, prepaid expenses and other assets, and accrued wages and related liabilities, partially offset by the collections of accounts receivable.
Net cash used in investing activities for the six months ended June 30, 2017 decreased by $51.2 million. The decrease was primarily due to $13.4 million decrease in capital expenditures and cash proceeds from the sale-leaseback transaction of $38.0 million.
Net cash used from financing activities decreased by $55.5 million. This decrease was primarily due to net long-term debt repayments of $8.9 million during the six months ended June 30, 2017 compared to borrowings with proceeds of $84.7 million during the six months ended June 30, 2016. This reduction is offset by a decrease in the repurchases of common stock of $22.7 million when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016.
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

The Credit Facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2017, our operating subsidiaries had $279.4 million outstanding under the Credit Facility. The outstanding balance on the on the term loan was $144.4 million, of which $7.5 million is classified as short-term and the remaining $136.9 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $135.0 million, which is classified as long-term. We were in compliance with all loan covenants as of June 30, 2017.

As of August 1, 2017, there was approximately $279.4 million outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of June 30, 2017, our operating subsidiaries had $13.7 million outstanding under the mortgage loans and note, of which $0.7 million is classified as short-term and the remaining $13.0 million is classified as long-term.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.2 million and $28.3 million for the three and six months ended June 30, 2017, respectively, and $14.0 million and $28.0 million for the three and six months ended June 30, 2016, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2017, we were in compliance with the Master Leases' covenants.
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
During the first quarter of 2016, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rental payments and has no material impact on our lease coverage ratios under the Master Leases. We recorded a continued obligation liability under the lease and related closing expenses of $7.9 million, including the present value of rental payments of approximately $6.5 million, which was recognized in the first quarter of 2016. In the second quarter of 2017, we recovered $1.3 million of certain losses that were recorded in 2016 related to the closure of the operation. The loss recovery is recorded as a gain in the current period.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $32.9 million and $64.8 million for the three and six months ended June 30, 2017 and $30.9 million and $58.1 million for the three and six months ended June 30, 2016, respectively.
Twenty-five of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under six separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In March 2017, we entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. The transaction closed in the second quarter of 2017. Upon closing the transaction, we leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. We received $38.0 million in proceeds. The carrying value for the sale was $24.8 million. Under applicable accounting guidance, the master lease was classified as an operating lease. We recognized a deferred gain on the transaction of $13.2 million that will be amortized over the life of the lease.
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
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million in the first quarter of 2017. The settlement remains subject to final documentation and the approval of the California Superior Court following notice to affected class members.
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

Recent Accounting Standards Adopted by the Company:

In March 2016, the FASB issued a new standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for us in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of income tax expense, rather than in paid-in-capital, net of tax, of $0.7 million and $1.2 million, for the three and six months ended June 30, 2017, respectively.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance prospectively, resulting in an increase to operating cash flow for the six months ended June 30, 2017, and the prior year period has not been adjusted.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

In May 2017, the FASB issued amended authoritative guidance to provide guidance on types of changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting under Accounting Standard Codification (ASC) 718. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be our fiscal year 2018, with early adoption permitted in certain cases. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for annual periods beginning after December 15, 2019, which will be our fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be our fiscal year 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We have initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. For example, we are currently performing analysis regarding the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics. The adoption plan, which also includes evaluation of the adoption method and the impact to the consolidated financial statements, is ongoing and will be completed by the end of fiscal year 2017. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact our evaluation, however we currently anticipate adopting the standard as of January 1, 2018, using the modified retrospective method.

Off-Balance Sheet Arrangements

During the second quarter of 2016, we increased the letters of credit by $0.5 million. As of June 30, 2017, we had approximately $2.8 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of June 30, 2017, our operating subsidiaries had $279.4 million outstanding under the credit facility. The outstanding balance on the on the term loan was $144.4 million, of which $7.5 million is classified as short-term and the remaining $136.9 million is classified as long-term. The outstanding balance on the revolving credit facility was $135.0 million, which is classified as long-term.

Our cash and cash equivalents as of June 30, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2017, we held debt security investments of approximately $39.5 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2017 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, for more information regarding our legal proceedings, please see Note 18, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard and keep confidential protected health information. In late December of 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as required under HIPAA. We believe that we are presently in compliance in all material respects with all applicable laws and regulations.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of state-established minimum staffing requirements for skilled nursing facilities. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a decision on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. The settlement remains subject to final documentation following notice to affected class members, and further approval of the California Superior Court.

A class action staffing suit was previously filed against us and certain of our California affiliated facilities, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. A second such class action staffing suit was filed in Los Angeles in 2010 and was resolved in a settlement and Court approval in 2012. Neither of the referenced lawsuits or settlements had a material ongoing adverse effect on our business, financial condition or results of operations.

Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. For example, we have been subjected to, and are currently involved in, class action litigation alleging violations of state and federal wage and hour law. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits continue to be filed against us and other companies in the industry. By way of recent example, we defended a general/premise liability claim in San Luis Obispo, California, on behalf of an affiliated facility, involving an injury to a non-employee/contractor. Further, another one of the affiliated independent operating entities was sued on allegations of professional negligence, which claim was recently settled. We do not expect that there will be any material ongoing adverse effect on our business, financial condition or results of operations in connection with the resolution of these matters.

Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments. As of June 30, 2017, five of our operating subsidiaries had probes scheduled and in process, both pre- and post-payment. We anticipate that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of our operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future.

U.S. Government Inquiry — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we executed a final settlement agreement with the Government and remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.

See additional description of our contingencies in Notes 15, Debt, 17, Leases and 18, Commitments and Contingencies in
Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 39.6% and 39.2% of our revenue from the Medicaid program for the three and six months ended June 30, 2017, respectively, and 38.9% and 38.4% of our revenue from the Medicaid program for the three and six months ended June 30, 2016, respectively. We derived 28.6% and 29.0% of our revenue from the Medicare program for the three and six months ended June 30, 2017, respectively, and 29.1% and 28.9% of our revenue from the Medicare program for the three and six months ended June 30, 2016, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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

On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On May 19, 2017, CMS issued a final rule which delayed the effective date until May 20, 2017 and the start date to January 1, 2018 and the final rule will continue for five performance years.
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
Skilled Nursing
On July 31, 2017, CMS issued its final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the final rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes revisions to the SNF Quality Reporting Program, including measure and standardized patient assessment data policies, as well as policies related to public display. In addition, it finalized policies for the Skilled Nursing Facility Value-Based Purchasing Program that will affect Medicare payment to SNFs beginning in FY 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The final rule uses a market basket percentage of 1.0 percent to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a 2% reduction to the market basket update.  Thus, the increase in the federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements. The Nursing-Case-Mix per diem amount is $177.26 for urban SNFs and $169.34 for rural SNFs. The rule also corrects the Performance Period for the National Healthcare Safety Network (NHSN) Healthcare Personnel (HCP) Influenza Vaccination Immunization Reporting Measure in the End-Stage Renal Disease (ESRD) Quality Incentive Program (QIP) for Payment Year 2020.

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

Home Health

On July 25, 2017, CMS issued a proposed rule that would update the Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries for calendar year 2018. Under the proposed rule, CMS projects that Medicare payments will be reduced by 0.4%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014 and the sunset of the rural add-on provision. Further, the proposed rule would change the home health prospective payment system (HH PPS) case-mix adjustment methodology. The alternative case-mix methodology, called the Home Health Groupings Model (HHGM), would be effective for calendar year 2019 and proposes various refinements, including a change in the unit of payment from 60-day episodes of care to 30-day episodes. CMS is soliciting comments on this and other payment methodology refinements. The proposed rule also includes proposals relating to the Home Health Value-Based Purchasing Model, the Home Health Quality Reporting Program, as well as a Request for Information (RFI) to solicit various ideas for improving the health care delivery system.

On January 13, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (CoPs). This rule is a continuation of CMS's effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. On July 10, 2017, CMS issued a final rule delaying the effective date until to January 13, 2018.

On October 31, 2016, CMS issued final payment changes to the Medicare HH PPS for calendar year 2017. Under this rule, CMS projects that Medicare payments will be reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the revised fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.5%.

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

Hospice

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA, though if a hospice fails to comply with quality reporting program requirements, there will be a 2.0% reduction to the market basket update for the fiscal year involved. Under the final rule, it is estimated that there will be an increase of $180 million in payments to hospices during FY 2018. The hospice cap amount for fiscal year 2018 will be increased by 1.0% to $28,689.04, which is equal to the 2017 cap amount of $28,404.99 updated by the FY 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data publicly later in FY 2017.

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
CMS estimates that the average cost per facility for compliance with the new rule to be approximately $62,900 in the first year and approximately $55,000 in subsequent years. However, these amounts vary per organization. In addition to the monetary costs, these regulations may create compliance issues, as state regulators and surveyors interpret requirements that are less explicit. On June 8, 2017, CMS issued a proposed rule that would remove the provisions prohibiting binding pre-dispute arbitration agreements, but would retain other provisions that protect the interests of LTC residents.

On June 9, 2017, CMS issued revised requirements for emergency preparedness for Medicare and Medicaid participating providers, including long term care facilities, hospices, and home health agencies. The revised requirements update the conditions of participation for such providers. Specifically, outpatient facilities, such as home health agencies, are required to ensure that patients with limited mobility are addressed within the emergency plan; home health agencies are also required to develop and implement emergency preparedness policies and procedures that are reviewed and updated at least annually and each patient must have an individual plan; hospice-operated inpatient care facilities are required to provide subsistence needs for hospice employees and patients and a means to shelter in place patients and employees who remain in the hospice; all hospices and home health agencies must implement procedures to follow up with on duty staff and patients to determine services that are needed in the event that there is an interruption in services during or due to an emergency; hospices must train their employees in emergency preparedness policies and long term care facilities are required to share emergency preparedness plans and policies with family members and resident representatives.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims.  Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2017, we had five operating subsidiaries that had probes scheduled or in process, both pre- and post-payment. No operating subsidiary has been identified for extrapolation or referral to CMS review contractors as of this filing, however, three operating subsidiaries are in their multiple rounds of education and re-probe.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through September 30. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the six months ended June 30, 2017, we recorded $0.3 million of hospice cap expense.

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

In addition, in its 2017 Work Plan, the OIG indicated that it will review compliance with various aspects which impact reimbursement to skilled nursing (SNF), home health, or hospice providers, including the documentation in support of the claims paid by Medicare. According to the 2017 Work Plan, prior OIG reviews found that SNFs are billing for higher levels of therapy than were provided or were reasonable or necessary and also that Medicare payments were not compliant with the requirement of a 3-day inpatient hospital stay within 30 days of a SNF admission. The OIG’s 2017 Work Plan provides that the OIG will review documentation at selected SNFs to determine if it meets the requirements for each particular RUG, compliance with SNF prospective payment system requirements related to a 3-day qualifying inpatient hospital stay, and other billing documentation related to Medicare payments for hospice and home health services to ensure they were made in accordance with Medicare requirements.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For both the three and six months ended June 30, 2017, 68.2% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the six months ended June 30, 2017, we continued to expand our operations with the addition of seven stand-alone skilled nursing operations, six stand-alone assisted living operations, one campus operation, one home health agency and one hospice agency with a total of 893 operational skilled nursing beds and 239 assisted living units. During the year ended December 31, 2016, we continued to expand our operations with the addition of 18 stand-alone skilled nursing operations, seven post-acute care campuses, two home health agencies and five hospice agencies with a total of 2,799 operational skilled nursing beds and 152 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 21.6% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of June 30, 2017, we leased 166 of our 222 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of June 30, 2017, our operating subsidiaries had $279.4 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. We also had other outstanding indebtedness of approximately $13.7 million as of June 30, 2017 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In addition, we had $1.7 billion of future operating lease obligations as of June 30, 2017. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under each program for a period of 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the six months ended June 30, 2017, the Company repurchased approximately 0.4 million shares of its common stock for a total of $7.3 million under the program. There has been no termination or expiration of the plan since the initial date of approval.

A summary of the repurchase activity for the six months ended June 30, 2017 is as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 9 - February 16, 2017 (1)	343,124	$17.66	343,124	$23.9
April 5 - April 28 (1)	69,155	17.60	69,155	22.7
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

THE ENSIGN GROUP, INC.

August 3, 2017	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)