Form 10-Q
period 2017-09-30
ENSIGN GROUP, INC
filed 2017-11-08
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2017, 51,170,573 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$40,055	$57,706
Accounts receivable—less allowance for doubtful accounts of $43,328 and $39,791 at September 30, 2017 and December 31, 2016, respectively	255,119	244,433
Investments—current	9,108	11,550
Prepaid income taxes	14,122	302
Prepaid expenses and other current assets	21,441	19,871
Total current assets	339,845	333,862
Property and equipment, net	531,079	484,498
Insurance subsidiary deposits and investments	26,245	23,634
Escrow deposits	849	1,582
Deferred tax asset	22,499	23,073
Restricted and other assets	14,447	12,614
Intangible assets, net	33,568	35,076
Goodwill	77,663	67,100
Other indefinite-lived intangibles	24,653	19,586
Total assets	$1,070,848	$1,001,025
Liabilities and equity
Current liabilities:
Accounts payable	$39,443	$38,991
Accrued charge related to class action lawsuit (Note 18)	11,000	—
Accrued wages and related liabilities	75,970	84,686
Accrued self-insurance liabilities—current	21,639	21,359
Other accrued liabilities	66,266	58,763
Current maturities of long-term debt	8,170	8,129
Total current liabilities	222,488	211,928
Long-term debt—less current maturities	287,456	275,486
Accrued self-insurance liabilities—less current portion	50,012	43,992
Deferred rent and other long-term liabilities	11,490	9,124
Deferred gain related to sale-leaseback (Note 17)	12,239	—
Total liabilities	583,685	540,530

Commitments and contingencies (Notes 15, 17 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 53,443 and 51,082 shares issued and outstanding at September 30, 2017, respectively, and 52,787 and 50,838 shares issued and outstanding at December 31, 2016, respectively (Note 3)	53	52
Additional paid-in capital (Note 3)	262,403	252,493
Retained earnings	255,903	235,021
Common stock in treasury, at cost, 1,932 and 1,520 shares at September 30, 2017 and December 31, 2016, respectively (Note 3)	(38,405)	(31,117)
Total Ensign Group, Inc. stockholders' equity	479,954	456,449
Non-controlling interest	7,209	4,046
Total equity	487,163	460,495
Total liabilities and equity	$1,070,848	$1,001,025
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$471,594	$428,065	$1,361,612	$1,221,816
Expense:
Cost of services	381,544	348,971	1,103,976	985,817
Charge related to class action lawsuit (Note 18)	—	—	11,000	—
(Gain)/losses related to divestitures (Note 7 and 17)	—	(2,505)	2,731	5,430
Rent—cost of services (Note 17)	33,782	33,342	98,267	91,074
General and administrative expense	19,261	17,306	57,784	54,351
Depreciation and amortization	11,448	10,911	32,712	28,981
Total expenses	446,035	408,025	1,306,470	1,165,653
Income from operations	25,559	20,040	55,142	56,163
Other income (expense):
Interest expense	(3,519)	(2,135)	(10,017)	(4,951)
Interest income	395	236	973	749
Other expense, net	(3,124)	(1,899)	(9,044)	(4,202)
Income before provision for income taxes	22,435	18,141	46,098	51,961
Provision for income taxes	8,160	6,957	16,487	20,124
Net income	14,275	11,184	29,611	31,837
Less: net income attributable to noncontrolling interests	63	29	342	184
Net income attributable to The Ensign Group, Inc.	$14,212	$11,155	$29,269	$31,653
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.28	$0.22	$0.58	$0.63
Diluted	$0.27	$0.21	$0.56	$0.61
Weighted average common shares outstanding:
Basic	50,911	50,541	50,795	50,498
Diluted	52,828	52,045	52,674	52,102

Dividends per share	$0.0425	$0.0400	$0.1275	$0.1200
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,611	$31,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,712	28,981
Amortization of deferred financing fees	767	571
Amortization of deferred gain on sale-leaseback	(256)	—
Long-lived asset impairment	111	137
Write-off of deferred financing fees	—	321
Deferred income taxes	575	(657)
Provision for doubtful accounts	21,934	20,070
Share-based compensation	6,755	6,907
Excess tax benefit from share-based compensation (Note 2)	—	(2,250)
Gain on disposition of property and equipment	(71)	(21)
Gain on sale of urgent care centers	—	(2,505)
Change in operating assets and liabilities
Accounts receivable	(33,098)	(43,207)
Prepaid income taxes	(13,820)	6,817
Prepaid expenses and other assets	(2,797)	47
Insurance subsidiary deposits and investments	(169)	(448)
Charge related to class action lawsuit (Note 18)	11,000	—
Liabilities related to operational closures (Note 7 and 17)	2,620	7,381
Accounts payable	2,499	2,155
Accrued wages and related liabilities	(8,717)	(6,849)
Income taxes payable	(1,182)	51
Other accrued liabilities	8,668	11,734
Accrued self-insurance liabilities	5,456	9,907
Deferred rent liability	651	205
Net cash provided by operating activities	63,249	71,184
Cash flows from investing activities:
Purchase of property and equipment	(39,775)	(52,273)
Cash payment for business acquisitions	(83,945)	(63,810)
Cash payment for asset acquisitions	(310)	(777)
Escrow deposits	(849)	(1,298)
Escrow deposits used to fund business acquisitions	1,582	400
Cash received from sale of urgent care centers and franchising businesses, net of note receivable	—	5,952
Cash proceeds from sale-leaseback	38,000	—
Cash proceeds from the sale of property and equipment and insurance proceeds	2,546	391
Restricted and other assets	(315)	(1,009)
Net cash used in investing activities	(83,066)	(112,424)
Cash flows from financing activities:
Proceeds from revolving credit facility (Note 15)	680,000	519,000
Payments on revolving credit facility and other debt (Note 15)	(668,089)	(447,481)
Issuance of treasury stock upon exercise of options	—	106
Issuance of common stock upon exercise of options	4,212	5,537
Repurchase of shares of common stock (Note 3)	(7,288)	(30,000)
Dividends paid	(6,528)	(6,131)
Excess tax benefit from share-based compensation (Note 2)	—	2,332
Purchase of non-controlling interest	(83)	—
Payments of deferred financing costs	(58)	(3,278)
Net cash provided by financing activities	2,166	40,085
Net decrease in cash and cash equivalents	(17,651)	(1,155)
Cash and cash equivalents beginning of period	57,706	41,569
Cash and cash equivalents end of period	$40,055	$40,414
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,014	$5,054
Income taxes	$30,780	$11,552
Non-cash financing and investing activity:
Accrued capital expenditures	$4,780	$4,168
Note receivable from sale of urgent care centers and franchising business	$—	$700
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of September 30, 2017, the Company operated 229 facilities, 43 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 18,800 operational skilled nursing beds and 5,000 assisted living and independent living units. As of September 30, 2017, the Company owned 63 of its 229 affiliated facilities and leased an additional 166 facilities through long-term lease arrangements and had options to purchase 10 of those 166 facilities. As of December 31, 2016, the Company owned 50 of its 210 affiliated facilities and leased an additional 160 facilities through long-term lease arrangements, and had options to purchase nine of those 160 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
Revenue from the Medicare and Medicaid programs accounted for 68.8% and 68.4% of the Company's revenue for the three and nine months ended September 30, 2017, respectively, and 68.1% and 67.6% for the three and nine months ended September 30, 2016, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and nine months ended September 30, 2017 and 2016.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $111 and $137 related to the closure of facilities during the nine months ended September 30, 2017 and 2016, respectively. The Company did not identify any asset impairment during the three months ended September 30, 2017 and 2016.
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
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital. The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $39,344 and $34,735 as of September 30, 2017 and December 31, 2016, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and, effective February 1, 2011, the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. As of July 1, 2014, the Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $22,597 and $20,873 as of September 30, 2017 and December 31, 2016, respectively.
In addition, the Company has recorded an asset and equal liability of $4,948 and $4,104 at September 30, 2017 and December 31, 2016, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $4,762 and $5,639 as of September 30, 2017 and December 31, 2016, respectively.

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

Recent Accounting Standards Adopted by the Company

In March 2016, the FASB issued a new standard to simplify several aspects of the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for the Company in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits in income tax expense, of $938 and $2,145, rather than in paid-in-capital, for the three and nine months ended September 30, 2017, respectively.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance prospectively, resulting in an increase to operating cash flow for the nine months ended September 30, 2017, and the prior year period has not been adjusted.

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

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be the Company's fiscal year 2018, with early adoption permitted in certain cases. The new guidance is required to be applied on a prospective basis. The effect of the implementation will depend upon the nature of the Company's future acquisitions.

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

In October 2016, the FASB issued amended authoritative guidance to require companies to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for the Company’s fiscal year beginning January 1, 2018. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the accounting and disclosure requirements of the standard. Furthermore, the actual impact of implementation will largely depend on future intra-entity asset transfers, if any.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. The Company continues to perform its analysis into the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics to determine if revenue for a given portfolio would not be materially different than if it were evaluated on a contract-by-contract basis. The adoption plan, which includes evaluation of the impact to the consolidated financial statements, is ongoing and is expected to be completed by the end of fiscal year 2017. As part of the impact assessment, the Company is evaluating any variable consideration, potential constraints on the estimate of variable consideration, and significant financing components, in particular as it relates to third party settlements. The Company anticipates that after adoption, the majority of what is currently classified as bad debt expense under operating expenses will be treated as an implicit price concession factored into net revenue, consistent with the intent of the standard. The new standard also requires enhanced disclosures related to the disaggregation of revenue, information about contract balances, and other disclosures about contracts with customers, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact its evaluation, however the Company currently anticipates adopting the standard as of January 1, 2018, using the modified retrospective method.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. COMMON STOCK
On February 8, 2017, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $30,000 of its common stock under the program for a period of 12 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program is scheduled to expire on February 8, 2018. During the nine months ended September 30, 2017, the Company repurchased 412 shares of its common stock for a total of $7,288. The Company did not repurchase shares during the three months ended September 30, 2017.

On November 4, 2015 and February 9, 2016, the Company announced that its Board of Directors authorized two stock repurchase programs, under which the Company could repurchase up to $15,000 of its common stock under each program for a period of 12 months. During the first quarter of 2016, the Company repurchased 1,452 shares of its common stock for a total of $30,000 and these repurchase programs expired upon the repurchase of the full authorized amount under such plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$14,275	$11,184	$29,611	$31,837
Less: net income attributable to noncontrolling interests	63	29	342	184
Net income attributable to The Ensign Group, Inc.	$14,212	$11,155	$29,269	$31,653

Denominator:
Weighted average shares outstanding for basic net income per share	50,911	50,541	50,795	50,498
Basic net income per common share attributable to The Ensign Group, Inc.	$0.28	$0.22	$0.58	$0.63

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$14,275	$11,184	$29,611	$31,837
Less: net income attributable to noncontrolling interests	63	29	342	184
Net income attributable to The Ensign Group, Inc.	$14,212	$11,155	$29,269	$31,653

Denominator:
Weighted average common shares outstanding	50,911	50,541	50,795	50,498
Plus: incremental shares from assumed conversion (1)	1,917	1,504	1,879	1,604
Adjusted weighted average common shares outstanding	52,828	52,045	52,674	52,102
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.27	$0.21	$0.56	$0.61

(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,352 and 1,326 for the three and nine months ended September 30, 2017, respectively and 944 and 808 for the three and nine months ended September 30, 2016 respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$40,055	$—	$—	$57,706	$—	$—

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

Debt Security Investments - Held to Maturity

At September 30, 2017 and December 31, 2016, the Company had approximately $35,353 and $35,184, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2017, the debt security investments were held in AA, A and BBB+ rated debt securities.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the three and nine months ended September 30, 2017 and 2016 is summarized in the following tables:

	Three Months Ended September 30,
	2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$169,100	35.9%	$146,964	34.3%
Medicare	127,348	27.0	122,292	28.6
Medicaid — skilled	27,737	5.9	22,172	5.2
Total Medicaid and Medicare	324,185	68.8	291,428	68.1
Managed care	74,723	15.8	67,381	15.7
Private and other payors(1)	72,686	15.4	69,256	16.2
Revenue	$471,594	100.0%	$428,065	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for both the three months ended September 30, 2017 and 2016 and urgent care centers for the three months ended September 30, 2016.

	Nine Months Ended September 30,
	2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$470,008	34.5%	$409,832	33.5%
Medicare	385,419	28.3	352,013	28.8
Medicaid — skilled	75,667	5.6	64,499	5.3
Total Medicaid and Medicare	931,094	68.4	826,344	67.6
Managed care	225,210	16.5	197,102	16.1
Private and other payors(1)	205,308	15.1	198,370	16.3
Revenue	$1,361,612	100.0%	$1,221,816	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for both the nine months ended September 30, 2017 and 2016 and urgent care centers for the nine months ended September 30, 2016.

Accounts receivable as of September 30, 2017 and December 31, 2016 is summarized in the following table:

	September 30, 2017	December 31, 2016
Medicaid	$112,809	$111,031
Managed care	68,387	66,346
Medicare	54,065	55,500
Private and other payors	63,186	51,347
	298,447	284,224
Less: allowance for doubtful accounts	(43,328)	(39,791)
Accounts receivable, net	$255,119	$244,433

7. BUSINESS SEGMENTS

The Company has three reportable operating segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) assisted and independent living services, which includes the operation of assisted and independent living facilities; and (3) home health and hospice services, which includes the Company's home health, home care and hospice businesses. The Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, reviews financial information at the operating segment level.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also reports an “all other” category that includes results from its mobile diagnostics and other ancillary operations for both the three and nine months ended September 30, 2017 and 2016 and urgent care centers for the three and nine months ended September 30, 2016. The Company completed the sale of its urgent care centers in the third and fourth quarter of 2016. During the three months ended September 30, 2016, the Company recognized a pretax gain of $2,505 due to the sale of three urgent care centers in Colorado. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations. The expansion of the Company's assisted and independent living services led it to separate the assisted and independent living services into a distinct reportable segment in the fourth quarter of 2016. Previously, the Company had two reportable segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. The Company has presented the financial information for the three and nine months ended September 30, 2016 on a comparative basis to conform with the current year segment presentation. Certain revenues by payor source were reclassified between Medicaid and "Private and other" to conform with the current year presentation. See also Note 11, Goodwill and Other Indefinite-Lived Intangible Assets for comparative information on changes in the carrying amount of goodwill by segment.

As of September 30, 2017, transitional and skilled services included 159 wholly-owned affiliated skilled nursing facilities and 21 campuses that provide skilled nursing and rehabilitative care services. The Company provided room and board and social services through 49 wholly-owned affiliated assisted and independent living facilities and 21 campuses. Home health, home care and hospice services were provided to patients through 43 affiliated agencies. As of September 30, 2017, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$158,099	$8,083	$2,918	$—		$169,100	35.9%
Medicare	102,449	—	24,899	—		127,348	27.0
Medicaid-skilled	27,737	—	—	—		27,737	5.9
Subtotal	288,285	8,083	27,817	—		324,185	68.8
Managed care	69,335	—	5,388	—		74,723	15.8
Private and other	36,501	27,372	2,760	6,053	(1)	72,686	15.4
Total revenue	$394,121	$35,455	$35,965	$6,053		$471,594	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$137,728	$6,678	$2,558	$—		$146,964	34.3%
Medicare	101,655	—	20,637	—		122,292	28.6
Medicaid-skilled	22,172	—	—	—		22,172	5.2
Subtotal	261,555	6,678	23,195	—		291,428	68.1
Managed care	62,806	—	4,575	—		67,381	15.7
Private and other	32,954	24,570	1,750	9,982	(1)	69,256	16.2
Total revenue	$357,315	$31,248	$29,520	$9,982		$428,065	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services and urgent care centers for the three months ended September 30, 2016.

	Nine Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$439,757	$22,322	$7,929	$—		$470,008	34.5%
Medicare	314,827	—	70,592	—		385,419	28.3
Medicaid-skilled	75,667	—	—	—		75,667	5.6
Subtotal	830,251	22,322	78,521	—		931,094	68.4
Managed care	208,957	—	16,253	—		225,210	16.5
Private and other	102,469	78,488	7,945	16,406	(1)	205,308	15.1
Total revenue	$1,141,677	$100,810	$102,719	$16,406		$1,361,612	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$382,410	$19,578	$7,844	$—		$409,832	33.5%
Medicare	292,483	—	59,530	—		352,013	28.8
Medicaid-skilled	64,499	—	—	—		64,499	5.3
Subtotal	739,392	19,578	67,374	—		826,344	67.6
Managed care	184,466	—	12,636	—		197,102	16.1
Private and other	89,088	72,546	4,669	32,067	(1)	198,370	16.3
Total revenue	$1,012,946	$92,124	$84,679	$32,067		$1,221,816	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services and urgent care centers for the nine months ended September 30, 2016.

The following table sets forth selected financial data consolidated by business segment:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$394,121	$35,455	$35,965	$6,053	$—	$471,594
Intersegment revenue (1)	739	—	—	583	(1,322)	—
Total revenue	$394,860	$35,455	$35,965	$6,636	$(1,322)	$471,594
Segment income (loss) (2)	$36,868	$4,342	$4,695	$(20,346)	$—	$25,559
Interest expense, net of interest income						$(3,124)
Income before provision for income taxes						$22,435
Depreciation and amortization	$7,881	$1,572	$235	$1,760	$—	$11,448

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
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

	Three Months Ended September 30, 2016
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$357,315	$31,248	$29,520	$9,982	$—	$428,065
Intersegment revenue (1)	694	—	—	574	(1,268)	—
Total revenue	$358,009	$31,248	$29,520	$10,556	$(1,268)	$428,065
Segment income (loss) (2)	$29,214	$2,593	$4,499	$(16,266)	$—	$20,040
Interest expense, net of interest income						$(1,899)
Income before provision for income taxes						$18,141
Depreciation and amortization	$7,606	$1,074	$215	$2,016	$—	$10,911

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,141,677	$100,810	$102,719	$16,406	$—	$1,361,612
Intersegment revenue (1)	2,114	—	—	2,196	(4,310)	—
Total revenue	$1,143,791	$100,810	$102,719	$18,602	$(4,310)	$1,361,612
Segment income (loss) (2)	$100,362	$12,438	$13,912	$(71,570)	$—	$55,142
Interest expense, net of interest income						$(9,044)
Income before provision for income taxes						$46,098
Depreciation and amortization	$22,038	$4,687	$700	$5,287	$—	$32,712

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
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

	Nine Months Ended September 30, 2016
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,012,946	$92,124	$84,679	$32,067	$—	$1,221,816
Intersegment revenue (1)	2,185	—	—	1,539	(3,724)	—
Total revenue	$1,015,131	$92,124	$84,679	$33,606	$(3,724)	$1,221,816
Segment income (loss) (2)	$89,645	$9,116	$12,024	$(54,622)	$—	$56,163
Interest expense, net of interest income						$(4,202)
Income before provision for income taxes						$51,961
Depreciation and amortization	$19,637	$3,120	$711	$5,513	$—	$28,981

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
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

The Company's transitional and skilled services segment income for the nine months ended September 30, 2017 and 2016 included continued obligations under the lease related to closed operations, lease termination costs and related closing expenses of $4,017 and $7,935, respectively. These amounts included the value of the present value of future rental payments of approximately $2,715 and $6,512 and long-lived assets impairment of $111 and $137 for the nine months ended September 30, 2017 and 2016, respectively. See Note 17, Leases for further detail. Included in the nine months ended September 30, 2017 is the loss recovery of $1,286 related to a facility that was closed in the prior year. The Company did not incur these costs for the three months ended September 30, 2017 and 2016.

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
During the nine months ended September 30, 2017, the Company expanded its operations with the addition of eight stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, two home health agencies and two hospice agencies through a combination of long-term leases and purchases. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. The Company has also invested in ancillary services that are complementary to its existing transitional and skilled services, assisted and independent living services, and home health and hospice businesses. The aggregate purchase price for these acquisitions for the nine months ended September 30, 2017 was $84,063. The addition of these operations added 905 operational skilled nursing beds and 594 assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The Company's operating subsidiaries also opened three newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 385 operational skilled nursing beds.
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the nine months ended September 30, 2017 and 2016. As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the third quarter was not completed as necessary valuation information was not yet available.

	Nine Months Ended September 30,
	2017	2016
Land	$9,732	$1,054
Building and improvements	52,805	21,063
Equipment, furniture, and fixtures	4,091	8,265
Assembled occupancy	772	1,299
Definite-lived intangible assets	—	363
Goodwill	10,563	30,343
Favorable leases	—	393
Other indefinite-lived intangible assets	5,808	1,241
Other assets acquired, net of liabilities assumed	292	—
Total acquisitions	$84,063	$64,021

In addition to the business combinations above, the Company acquired Medicare and Medicaid licenses for additional hospice and skilled nursing beds to add to existing operations for an aggregate purchase price of $310.

Subsequent to September 30, 2017, the Company acquired one home health, hospice and home care agency and also invested in an ancillary service that is complementary to its existing businesses for an aggregate purchase price of $5,818. The Company's operating subsidiaries also opened one newly constructed stand-alone skilled nursing operation under a long-term lease agreement, which added 70 operational skilled nursing beds.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful, representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the three and nine months

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2017 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the September 30, 2017 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

9. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	September 30, 2017	December 31, 2016
Land	$49,081	$47,565
Buildings and improvements	339,475	304,263
Equipment	176,646	153,170
Furniture and fixtures	5,498	6,931
Leasehold improvements	93,085	80,164
Construction in progress	4,458	2,441
	668,243	594,534
Less: accumulated depreciation	(137,164)	(110,036)
Property and equipment, net	$531,079	$484,498

The Company disposed of $24,847 of land, building and equipment as part of the sale-leaseback transaction during the nine months ended September 30, 2017. See Note 17, Leases for information on the sale-leaseback transaction. See also Note 8, Acquisitions for information on acquisitions during the nine months ended September 30, 2017.

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	September 30, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	24.8	$483	$(93)	$390	$483	$(78)	$405
Favorable leases	32.8	35,116	(6,074)	29,042	35,116	(4,589)	30,527
Assembled occupancy	0.5	2,669	(2,452)	217	1,897	(1,897)	—
Facility trade name	30.0	733	(287)	446	733	(269)	464
Customer relationships	18.6	4,933	(1,460)	3,473	4,933	(1,253)	3,680
Total		$43,934	$(10,366)	$33,568	$43,162	$(8,086)	$35,076

Amortization expense was $979 and $2,280 for the three and nine months ended September 30, 2017, respectively, and $1,429 and $3,926 for the three and nine months ended September 30, 2016, respectively. Of the $2,280 in amortization expense incurred during the nine months ended September 30, 2017, approximately $555 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date.
Estimated amortization expense for each of the years ending December 31 is as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2017 (remainder)	$756
2018	2,338
2019	2,301
2020	1,593
2021	1,497
2022	1,471
Thereafter	23,612
$33,568

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

The following table represents activity in goodwill by segment as of and for the nine months ended September 30, 2017:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2017	$40,636	$3,538	$17,901	$5,025	$67,100
Additions	5,730	420	3,928	485	10,563
September 30, 2017	$46,366	$3,958	$21,829	$5,510	$77,663

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of September 30, 2017. See further discussion of goodwill acquired at Note 8, Acquisitions.
During the nine months ended September 30, 2017, the Company recorded $6,083 in Medicare and Medicaid licenses and $35 in trade name indefinite-lived intangible assets as part of its acquisitions.

Other indefinite-lived intangible assets consists of the following:

	September 30, 2017	December 31, 2016
Trade name	$1,181	$1,146
Medicare and Medicaid licenses	23,472	18,440
	$24,653	$19,586

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2017	December 31, 2016
Debt issuance costs, net	$3,002	$3,611
Long-term insurance losses recoverable asset	4,948	4,104
Deposits with landlords	5,762	3,526
Capital improvement reserves with landlords and lenders	735	673
Note receivable from sale of urgent care centers	—	700
Restricted and other assets	$14,447	$12,614
Included in restricted and other assets as of September 30, 2017 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Note receivable from sale of urgent centers was reclassed to current assets as the Company is anticipating to collect the receivable within the next 12 months.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Quality assurance fee	$6,665	$4,604
Refunds payable	20,619	18,368
Deferred revenue	7,819	6,994
Cash held in trust for patients	2,393	2,373
Resident deposits	6,527	6,099
Dividends payable	2,193	2,186
Property taxes	11,328	9,130
Income tax payable	—	1,182
Operational closure liability	952	1,972
Other	7,770	5,855
Other accrued liabilities	$66,266	$58,763
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets. Operational closure liability includes short-term portion of the closing costs that are payable within the next 12 months. The remaining long-term portion is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES
The Company is not currently under examination by any major income tax jurisdiction. During 2017, the statutes of limitations will lapse on the Company's 2013 Federal tax year and certain 2012 and 2013 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2017 or 2016.
For the nine months ended September 30, 2017 and 2016, the Company recorded total pre-tax charges related to lease terminations and closing expenses in connection with the closure of operations of $2,731 and $7,935, respectively. The Company recorded estimated tax benefits of $1,055 and $3,076 for the nine months ended September 30, 2017 and 2016 related to the losses. See Note 17, Leases. The Company recorded a loss of $11,000 related to class action lawsuit and an estimated tax benefits of $4,247 during the nine months ended September 30, 2017. There were no similar charges during the nine months ended September 30, 2016. See Note 18, Commitments and Contingencies.

15. DEBT
Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Term loan with SunTrust, interest payable quarterly	$142,500	$148,125
Credit facility with SunTrust	140,000	122,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	13,568	14,032
	296,068	284,157
Less: current maturities	(8,170)	(8,129)
Less: debt issuance costs	(442)	(542)
	$287,456	$275,486

Credit Facility with a Lending Consortium Arranged by SunTrust
The Company maintains a credit facility with a lending consortium arranged by SunTrust (as amended to date, the Credit Facility). On July 19, 2016, the Company entered into the second amendment to the credit facility (Second Amended Credit Facility), which amended the existing credit agreement to increase the aggregate principal amount up to $450,000. The Second Amended Credit Facility is comprised of a $300,000 revolving credit facility and a $150,000 term loan. Borrowings under the term loan portion of the Second Amended Credit Facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility discussed below. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

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

The Credit Facility is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2017, the Company's operating subsidiaries had $282,500 outstanding under the Credit Facility. The outstanding balance on the term loan was $142,500, of which $7,500 is classified as short-term and the remaining $135,000 is classified as long-term. The outstanding balance on the revolving Credit Facility was $140,000, which is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2017.

As of November 3, 2017, there was approximately $267,500 outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

The Company had outstanding indebtedness under mortgage loans and a promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects the Company's operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and the note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of September 30, 2017, the Company's operating subsidiaries had $13,568 outstanding under the mortgage loans and note, of which $670 is classified as short-term and the remaining $12,898 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2017.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

In October 2017, two of the Company's subsidiaries entered into mortgage loans in the amount of $19,784. The mortgage loans are insured with HUD, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates of 4.0% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans is 35 years. The mortgage loans are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities.

Off-Balance Sheet Arrangements

During the third quarter of 2017, the Company increased the letters of credit by $1,697. As of September 30, 2017, the Company had approximately $4,457 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
During the second quarter of 2017, the Company's shareholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than 3 years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At September 30, 2017, there were 6,458 unissued shares of common stock available for issuance under this plan. The Company also retired the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan), and the 2007 Omnibus Incentive Plan (2007 Plan) as a result of the approval of the 2017 Plan.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 383 options and 140 restricted stock awards from the 2007 and 2017 Plans during the nine months ended September 30, 2017.
Stock Options

The Company used the following assumptions for stock options granted during the three months ended September 30, 2017 and 2016:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2017	103	1.88%	6.2 years	35.4%	0.84%
2016	109	1.29%	6.3 years	35.9%	0.84%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2017 and 2016:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2017	383	1.94%	6.2 years	35.7%	0.84%
2016	397	1.37%	6.3 years	38.3%	0.80%

For the nine months ended September 30, 2017 and 2016, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2017	383	$19.64	$6.83
2016	397	$19.49	$7.13

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2017 and 2016 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2017:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2017	5,176	$11.62	2,704	$8.18
Granted	383	19.64
Forfeited	(154)	15.17
Exercised	(537)	7.57
September 30, 2017	4,868	$12.59	2,862	$9.60

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2017:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	298	$449	1	298
2009	4.06	-	4.56	452	973	2	452
2010	4.77	-	4.96	124	302	3	124
2011	5.90	-	7.99	140	477	4	140
2012	6.56	-	7.96	451	1,663	5	413
2013	7.98	-	11.49	532	2,586	6	366
2014	10.55	-	18.94	1,475	8,374	7	788
2015	21.47	-	25.24	559	5,090	8	208
2016	18.79	-	19.89	458	3,201	9	73
2017	18.64	-	20.28	379	2,585	10	—
Total				4,868	$25,700		2,862
Restricted Stock Awards
The Company granted 41 and 140 restricted stock awards during the three and nine months ended September 30, 2017, respectively. The Company granted 47 and 260 restricted stock awards during the three and nine months ended September 30, 2016, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2017 and 2016 ranged from $18.47 to $21.53 and $18.79 to $23.23, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2017 and changes during the nine months ended September 30, 2017 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	429	$20.42
Granted	140	19.63
Vested	(119)	19.42
Forfeited	(21)	20.42
Nonvested at September 30, 2017	429	$20.44

During the three and nine months ended September 30, 2017, the Company granted 8 and 23 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $18.47 to $21.53 based on the market price on the grant date.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense recognized for the Omnibus Incentive Plan for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation expense related to stock options	$1,104	$1,134	$3,629	$3,637
Share-based compensation expense related to restricted stock awards	597	601	1,736	1,801
Share-based compensation expense related to stock awards to non-employee directors	107	166	371	485
Total	$1,808	$1,901	$5,736	$5,923

In future periods, the Company expects to recognize approximately $11,557 and $7,645 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2017. Future share-based compensation expense will be recognized over 3.0 and 3.3 weighted average years for unvested options and restricted stock awards, respectively. There were 2,005 unvested and outstanding options at September 30, 2017, of which 1,901 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2017 was 5.8 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the nine months ended September 30, 2017 and as of and for the twelve months ended December 31, 2016 is as follows:

Options	September 30, 2017	December 31, 2016
Outstanding	$49,343	$55,610
Vested	37,439	38,101
Expected to vest	10,845	15,983
Exercisable	6,840	9,199
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
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and nine months ended September 30, 2017, the Company expensed $348 and $1,019, respectively, in share-based compensation related to the Subsidiary Equity Plan. For the three and nine months ended September 30, 2016, the Company expensed $341 and $984 in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at September 30, 2017 and 2016 is 250 and 236, respectively.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 19 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,418 and $42,751 for the three and nine months ended September 30, 2017, respectively, and $14,116 and $42,155 for the three and nine months ended September 30, 2016, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of September 30, 2017.
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
During the first quarter of 2016, the Company voluntarily discontinued operations at one of its skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rental payments and has no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately $6,512, which was recognized in the first quarter of 2016. Residents of the affected facility were transferred to local skilled nursing facilities. In the second quarter of 2017, the Company recovered $1,286 of certain losses that were recorded in 2016 related to the closure of the operation. The loss recovery was recorded as a gain in second quarter of 2017.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $34,112 and $98,955 for the three and nine months ended September 30, 2017 and $33,507 and $91,558 for the three and nine months ended September 30, 2016, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments for all leases as of September 30, 2017 are as follows:

Year	Amount
2017 (remainder)	33,569
2018	135,343
2019	134,908
2020	134,949
2021	134,747
2022	133,268
Thereafter	1,074,847
$1,781,631
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
In March 2017, the Company entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. The transaction closed in the second quarter of 2017. Upon closing the transaction, the Company leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The Company received $38,000 in proceeds. The carrying value for the sale was $24,847. Under applicable accounting guidance, the master lease was classified as an operating lease. The Company recognized a deferred gain on the transaction of $13,153 in the second quarter of 2017 that is amortized over the life of the lease.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments. As of September 30, 2017, seven of the Company's operating subsidiaries had probes scheduled and in process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of the Company's operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future.
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

The Company has continued to meet the requirements under the Settlement Agreement and pass its IRO audits. Participation in federal healthcare programs by the Company is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 55.9% and 58.6% of its total accounts receivable as of September 30, 2017 and December 31, 2016, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.8% and 68.4% of the Company's revenue for the three and nine months ended September 30, 2017, respectively, and 68.1% and 67.6% for the three and nine months ended September 30, 2016, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of November 3, 2017, the Company had approximately $933 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of September 30, 2017, we offered skilled nursing, assisted living and rehabilitative care services through 229 skilled nursing and assisted living facilities across 13 states. Of the 229 facilities, we owned 63 and operated an additional 166 facilities under long-term lease arrangements, and had options to purchase 10 of those 166 facilities. Our home health and hospice business provides home health, hospice and home care services from 43 agencies across nine states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2017:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	63	10	156	229
Percentage of total	27.5%	4.4%	68.1%	100.0%
Operational skilled nursing beds	3,443	997	14,360	18,800
Percentage of total	18.3%	5.3%	76.4%	100.0%
Assisted and independent living units	1,957	184	2,869	5,010
Percentage of total	39.1%	3.7%	57.2%	100.0%

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
Recent Activities
Common Stock Repurchase Program - On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under the program for a period of 12 months. During the nine months ended September 30, 2017, we repurchased 0.4 million shares of our common stock for a total of $7.3 million.
Sale and Lease Transaction - In March 2017, we entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. Upon closing the transaction, we leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The transaction closed in the second quarter of 2017. We received $38.0 million in proceeds. We recognized a gain on the transaction of $13.2 million, which is deferred, and is amortized over the life of the lease.
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
In the second quarter of 2017, we recovered $1.3 million of certain losses that were recorded in 2016 related to the closure of an operation. The loss recovery was recorded as a gain in that period.
HUD Mortgage Loans - In October 2017, two of our subsidiaries entered into mortgage loans in the amount of $19.8 million. The mortgage loans are insured with HUD, which subjects these subsidiaries to HUD oversight and periodic inspections.

Class action lawsuit - In the first quarter of 2017, we recorded an estimated liability of $11.0 million related to the pending settlement of a class action lawsuit.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of September 30, 2017:

	CA	TX	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	39	43	23	2	15	9	9	6	4	—	4	4	1	159
Assisted and independent living services	6	4	6	19	1	5	1	3	1	—	—	—	3	49
Campuses(1)	3	4	1	—	1	1	—	1	2	6	2	—	—	21
Number of operational beds/units
Operational skilled nursing bed	4,163	5,634	3,180	138	1,693	766	841	544	413	542	368	426	92	18,800
Assisted and independent living units	735	387	1,250	758	106	617	98	274	301	142	31	—	311	5,010
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of September 30, 2017, we provided home health and hospice services through our 43 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oregon, Texas, Utah and Washington.
During the nine months ended September 30, 2017, we expanded our operations with the addition of eight stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, two home health agencies and two hospice agencies through a combination of long-term leases and purchases. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. We have also invested in new ancillary services that are complementary to our existing transitional and skilled services, assisted and independent living services, and home health and hospice businesses. The aggregate purchase price for these acquisitions for the nine months ended September 30, 2017 was $84.1 million. The addition of these operations added 905 operational skilled nursing beds and 594 assisted living units operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
Our operating subsidiaries also opened three newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 385 operational skilled nursing beds.

Subsequent to September 30, 2017, we acquired one home health, hospice and home care agency and also invested in a new ancillary service that is complementary to our existing businesses for an aggregate purchase price of $5.8 million. Our operating subsidiaries also opened one newly constructed stand-alone skilled nursing operation under a long-term lease agreement, which added 70 operational skilled nursing beds.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Skilled Mix:
Days	29.4%	30.0%	30.7%	31.2%
Revenue	49.8%	51.3%	51.7%	52.8%
Quality Mix:
Days	42.1%	43.1%	43.1%	43.5%
Revenue	58.6%	60.2%	60.3%	61.2%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Occupancy for transitional and skilled services:
Operational beds at end of period	18,800	17,440	18,800	17,440
Available patient days	1,708,257	1,622,274	4,973,331	4,494,504
Actual patient days	1,292,787	1,214,059	3,734,893	3,403,519
Occupancy percentage (based on operational beds)	75.7%	74.8%	75.1%	75.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Occupancy for assisted and independent living services:
Occupancy percentage (units)	75.7%	75.8%	76.6%	75.8%
Average monthly revenue per unit	$2,774	$2,733	$2,803	$2,746

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Home health services:
Average Medicare Revenue per Completed Episode	$3,011	$2,978	$3,043	$2,955
Hospice services:
Average Daily Census	1,158	907	1,060	881
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

We also report an “all other” category that includes revenue from our mobile diagnostics and other ancillary operations. Our mobile diagnostics and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. The expansion of our assisted and independent living services led us to separate our assisted and independent living services into distinct reportable segment in the fourth quarter of 2016. Previously, we had two reportable segments: (1) transitional, skilled and assisted living services (TSA services), which includes the operation of skilled nursing facilities and assisted living facilities; and (2) home health and hospice services. We have presented the three and nine months ended September 30, 2016 financial information in this quarterly report on a comparative basis to conform with the current year segment presentation.

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$158,099	$8,083	$1,189	$1,729	$—		$169,100	35.9%
Medicare	102,449	—	9,055	15,844	—		127,348	27.0
Medicaid-skilled	27,737	—	—	—	—		27,737	5.9
Subtotal	288,285	8,083	10,244	17,573	—		324,185	68.8
Managed care	69,335	—	5,202	186	—		74,723	15.8
Private and other	36,501	27,372	2,630	130	6,053	(1)	72,686	15.4
Total revenue	$394,121	$35,455	$18,076	$17,889	$6,053		$471,594	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended September 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$137,728	$6,678	$1,007	$1,551	$—		$146,964	34.3%
Medicare	101,655	—	8,420	12,217	—		122,292	28.6
Medicaid-skilled	22,172	—	—	—	—		22,172	5.2
Subtotal	261,555	6,678	9,427	13,768	—		291,428	68.1
Managed care	62,806	—	4,417	158	—		67,381	15.7
Private and other	32,954	24,570	1,685	65	9,982	(1)	69,256	16.2
Total revenue	$357,315	$31,248	$15,529	$13,991	$9,982		$428,065	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our urgent care centers and other ancillary operations.

	Nine Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$439,757	$22,322	$3,114	$4,815	$—		$470,008	34.5%
Medicare	314,827	—	26,555	44,037	—		385,419	28.3
Medicaid-skilled	75,667	—	—	—	—		75,667	5.6
Subtotal	830,251	22,322	29,669	48,852	—		931,094	68.4
Managed care	208,957	—	15,673	580	—		225,210	16.5
Private and other	102,469	78,488	7,655	290	16,406	(1)	205,308	15.1
Total revenue	$1,141,677	$100,810	$52,997	$49,722	$16,406		$1,361,612	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Nine Months Ended September 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$382,410	$19,578	$3,149	$4,695	$—		$409,832	33.5%
Medicare	292,483	—	24,151	35,379	—		352,013	28.8
Medicaid-skilled	64,499	—	—	—	—		64,499	5.3
Subtotal	739,392	19,578	27,300	40,074	—		826,344	67.6
Managed care	184,466	—	12,045	591	—		197,102	16.1
Private and other	89,088	72,546	4,507	162	32,067	(1)	198,370	16.3
Total revenue	$1,012,946	$92,124	$43,852	$40,827	$32,067		$1,221,816	100.0%
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

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oregon, Texas, Utah and Washington as of September 30, 2017. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of September 30, 2017, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oregon, Texas, Utah and Washington. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of September 30, 2017, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provided daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In 2016, we completed the sale of all our urgent care centers.
Critical Accounting Policies Update

There have been no significant changes during the three months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.
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

These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 was reached in January 2016. On August 15, 2017, CMS proposed changes to the Comprehensive Care for Joint Replacement Model, which included the cancellation of care coordination through mandatory Episode Payments and Cardiac Rehabilitation Incentive Payment Model. Through the proposed rule, CMS is proposing to cancel the Episode Payment Models, which were scheduled to begin on January 1, 2018. The changes in the proposed rule would allow the agency to engage providers in future voluntary efforts, including additional voluntary episode-based payment models, but removes the mandatory episode payment models.
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

On June 9, 2017, CMS issued revised requirements for emergency preparedness for Medicare and Medicaid participating providers, including long-term care facilities, hospices, and home health agencies. The revised requirements update the conditions of participation for such providers. Specifically, outpatient facilities, such as home health agencies, are required to ensure that patients with limited mobility are addressed within the emergency plan; home health agencies are also required to develop and implement emergency preparedness policies and procedures that are reviewed and updated at least annually and each patient must have an individual plan; hospice-operated inpatient care facilities are required to provide subsistence needs for hospice employees and patients and a means to shelter in place patients and employees who remain in the hospice; all hospices and home health agencies must implement procedures to follow up with on duty staff and patients to determine services that are needed in the event that there is an interruption in services during or due to an emergency; hospices must train their employees in emergency preparedness policies and long-term care facilities are required to share emergency preparedness plans and policies with family members and resident representatives.

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
On August 15, 2017, CMS proposed changes to the Comprehensive Care for Joint Replacement Model, which included the cancellation of care coordination through mandatory Episode Payments and Cardiac Rehabilitation Incentive Payment Model.
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

Home Health

On November 1, 2017, CMS issued a final rule that updates the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalizes proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage; a -0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%; and the sunset of the rural add-on provision.

On January 13, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (CoPs). This rule is a continuation of CMS's effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. On July, 10, 2017, CMS issued a final rule delaying the implementation of the Conditions of Participation for Home Health until January 13, 2018.

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

Hospice

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a 2.0% reduction to the market basket update for the fiscal year involved. Under the final rule, it is estimated that there will be an increase of $180 million in payments to hospices during FY 2018. The hospice cap amount for fiscal year 2018 will be increased by 1.0% to $28,689.04, which is equal to the 2017 cap amount of $28,404.99 updated by the FY 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data publicly later in FY 2017.

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

The Medicare Access to Rehabilitation Services Act of 2017 (S. 253/H.R. 807) which repeals the therapy cap has been introduced to Congress. If Congress does not address a permanent fix of the therapy cap prior to December 31, 2017, there will be efforts to extend the exceptions process beyond 2017 for Medicare beneficiaries to receive medically necessary therapy above the cap.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	80.9	81.5	81.1	80.7
Charge related to class action lawsuit (Note 18)	—	—	0.9	—
(Gain)/losses related to divestitures (Note 7 and 17)	—	(0.6)	0.2	0.4
Rent—cost of services (Note 17)	7.2	7.8	7.2	7.5
General and administrative expense	4.1	4.0	4.2	4.4
Depreciation and amortization	2.4	2.5	2.4	2.4
Total expenses	94.6	95.2	96.0	95.4
Income from operations	5.4	4.8	4.0	4.6
Other income (expense):
Interest expense	(0.7)	(0.5)	(0.7)	(0.4)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.6)	(0.4)	(0.6)	(0.3)
Income before provision for income taxes	4.8	4.4	3.4	4.3
Provision for income taxes	1.7	1.6	1.2	1.6
Net income	3.1	2.8	2.2	2.7
Less: net income attributable to noncontrolling interests	0.1	—	0.1	—
Net income attributable to The Ensign Group, Inc.	3.0%	2.8%	2.1%	2.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$36,944	$30,922	$87,512	$84,960
Adjusted EBITDA	43,088	38,469	122,296	113,535
Valuation Metric
Adjusted EBITDAR	72,626	68,122	208,027	196,259
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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	gain on the sale of urgent care centers;

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	results at facilities currently being constructed and other start-up operations;

•	losses related to Hurricane Harvey on impacted operations;

•	results at our urgent care centers (including the portion related to non-controlling interest);

•	legal costs and charges incurred in connection with the settlement of the class action lawsuit;

•	share-based compensation expense;

•	insurance reserve in connection with the settlement of claims;

•	acquisition-related costs;

•	costs incurred related to new systems implementation; and

•	professional service fees including costs incurred to recognize income tax credits.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Consolidated statements of income data:
Net income	$14,275	$11,184	$29,611	$31,837
Less: net income attributable to noncontrolling interests	63	29	342	184
Interest expense, net	3,124	1,899	9,044	4,202
Provision for income taxes	8,160	6,957	16,487	20,124
Depreciation and amortization	11,448	10,911	32,712	28,981
EBITDA	$36,944	$30,922	$87,512	$84,960

Gain on sale of urgent care centers(a)	—	(2,505)	—	(2,505)
Results related to closed operations and operations not at full capacity, including continued obligations and closing expenses(b)	356	131	4,720	8,462
Results related to facilities currently being constructed and other start-up operations(c)	(1,282)	1,338	(1,508)	3,150
Losses related to Hurricane Harvey on impacted operations (d)	501	—	501	—
Urgent care center earnings(e)	—	(634)	—	(2,501)
Legal costs and charges related to the settlement of the class action lawsuit(f)	—	—	11,163	—
Share-based compensation expense(g)	2,156	2,242	6,755	6,907
Insurance reserve in connection with the settlement of claims(h)	—	3,115	—	4,701
Acquisition related costs(i)	169	45	617	938
Costs incurred related to new systems implementation and professional service fee(j)	—	126	—	1,073
Rent related to items(b),(c),(d) and (e) above	4,244	3,689	12,536	8,350
Adjusted EBITDA	$43,088	$38,469	$122,296	$113,535
Rent—cost of services	33,782	33,342	98,267	91,074
Less: rent related to items(b),(c),(d) and (e) above	(4,244)	(3,689)	(12,536)	(8,350)
Adjusted EBITDAR	$72,626	$68,122	$208,027	$196,259
______________________
(a) Gain on the sale of urgent care centers.

(b)
Represent results at closed operations and operations not at full capacity during the three and nine months ended September 30, 2017 and 2016, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million and $7.9 million for the nine months ended September 30, 2017 and 2016, respectively. Included in the nine months ended September 30, 2017 results is the loss recovery of $1.3 million of certain losses related to a closed facility in prior year.

(c)	Represents results related to facilities currently being constructed and other start-up operations. This amount excludes rent, depreciation and interest expense.

(d)	Losses related to Hurricane Harvey on impacted operations.

(e)
Operating results at urgent care centers for the three and nine months ended September 30, 2016. This amount excludes rent, depreciation, interest expense and the net loss attributable to the variable interest entity associated with our urgent care business.

(f)	Legal costs and charges incurred in connection with the settlement of the class action lawsuit.

(g)	Share-based compensation expense incurred.

(h)	Insurance reserves in connection with the settlement of a general liability claim.

(i)	Costs incurred to acquire operations which are not capitalizable.

(j)	Costs incurred related to new systems implementation and income tax credits which contributed to a decrease in effective tax rate.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

	Three Months Ended September 30,
	2017		2016
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$394,121	83.6%	$357,315	83.5%
Assisted and independent living services	35,455	7.5	31,248	7.3
Home health and hospice services:
Home health	18,076	3.8	15,529	3.6
Hospice	17,889	3.8	13,991	3.3
Total home health and hospice services	35,965	7.6	29,520	6.9
All other (1)	6,053	1.3	9,982	2.3
Total revenue	$471,594	100.0%	$428,065	100.0%
(1) Includes revenue from services generated in our other ancillary services for both the three months ended September 30, 2017 and 2016 and urgent care centers for three months ended September 30, 2016.

Consolidated revenue increased $43.5 million, or 10.2%. Transitional and skilled services revenue increased by $36.8 million, or 10.3%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions, offset by the decrease in urgent care revenue. Assisted and independent living services increased by $4.2 million, or 13.5%, mainly due to the impact of acquisitions and increase in average monthly revenue per unit compared to the prior year period. Home health and hospice services revenue increased by $6.4 million, or 21.8%, mainly due to an increase in volume in existing agencies combined with acquisitions. Revenue from operations acquired on or subsequent to January 1, 2016 increased by $31.8 million in the third quarter of 2017 when compared to the same quarter of 2016. Consolidated revenue for three months ended September 30, 2016 includes $5.9 million of revenue related to urgent care centers that were sold in the third and fourth quarter of 2016.

Transitional and Skilled Services

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$394,121	$357,315	$36,806	10.3%
Number of facilities at period end	159	148	11	7.4%
Number of campuses at period end*	21	21	—	—%
Actual patient days	1,292,787	1,214,059	78,728	6.5%
Occupancy percentage — Operational beds	75.7%	74.8%		0.9%
Skilled mix by nursing days	29.4%	30.0%		(0.6)%
Skilled mix by nursing revenue	49.8%	51.3%		(1.5)%

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$246,265	$235,346	$10,919	4.6%
Number of facilities at period end	93	93	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	776,382	774,077	2,305	0.3%
Occupancy percentage — Operational beds	78.4%	77.5%		0.9%
Skilled mix by nursing days	29.5%	29.2%		0.3%
Skilled mix by nursing revenue	50.0%	50.1%		(0.1)%

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$76,454	$72,586	$3,868	5.3%
Number of facilities at period end	37	37	—	—%
Number of campuses at period end*	3	3	—	—%
Actual patient days	247,738	241,326	6,412	2.7%
Occupancy percentage — Operational beds	73.8%	71.2%		2.6%
Skilled mix by nursing days	33.8%	35.4%		(1.6)%
Skilled mix by nursing revenue	52.6%	55.3%		(2.7)%

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$71,402	$48,426	$22,976	NM
Number of facilities at period end	29	18	11	NM
Number of campuses at period end*	7	6	1	NM
Actual patient days	268,667	194,450	74,217	NM
Occupancy percentage — Operational beds	70.2%	72.5%		NM
Skilled mix by nursing days	24.9%	26.7%		NM
Skilled mix by nursing revenue	45.9%	51.1%		NM

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Facility Closed Results(4):
Skilled nursing revenue	$—	$957	$(957)	NM
Actual patient days	—	4,206	(4,206)	NM
Occupancy percentage — Operational beds	—%	25.3%		NM
Skilled mix by nursing days	—%	19.5%		NM
Skilled mix by nursing revenue	—%	43.6%		NM
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

(4)
Facility Closed represents results at closed operations during the third quarter of 2016, which were excluded from Recently Acquired results for the three months ended September 30, 2016, for comparison purposes.

Transitional and skilled services revenue increased $36.8 million, or 10.3%. Of the $36.8 million increase, Medicare and managed care revenue increased $7.3 million, or 4.5%, Medicaid custodial revenue increased $20.4 million, or 14.8%, private and other revenue increased $3.5 million, or 10.8%, and Medicaid skilled revenue increased $5.6 million, or 25.1%.

Transitional and skilled services revenue generated by Same Facilities increased $10.9 million, or 4.6%, compared to the same quarter in the prior year. This increase reflects the following:

•
Medicaid revenue, including Medicaid skilled revenue, increased by $10.2 million, or 9.2%, which was driven by an increase in Medicaid days coupled with an increase in Medicaid revenue per patient day due to the quality improvement programs, the add-on to the reimbursement rate in California and the supplemental programs in various states.

•	Managed care revenue increased by $3.7 million, or 9.7%, due to an increase in managed care days coupled with an increase in managed care revenue per patient day.

•	Medicare revenue decreased by $1.7 million, or 2.6%, primarily due to a decrease in Medicare days, partially offset by an increase in Medicare revenue per patient day.

•
In addition, included in the change in Same Facilities patient days, is the decrease in patient days related to structural renovations and the impact of Hurricane Harvey at two of our operating subsidiaries, which are expected to re-open in the fourth quarter of 2017 and the first quarter of 2018.

Transitional and skilled services revenue generated by Transitioning Facilities increased $3.9 million, or 5.3%. This is due to increases in total patient days and revenue per patient day of 2.7% and 2.5%, respectively. Included in Transitioning Facilities are two newly constructed skilled-nursing operations that have experienced a significant overall increase in occupancy driven from Medicaid. Excluding these operations, skilled mix days would have been consistent with prior year.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $23.0 million mainly due to acquisitions. Between July 1, 2016 and September 30, 2017, we acquired fifteen facilities in seven states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Skilled Nursing Average Daily Revenue Rates:
Medicare	$602.60	$580.79	$549.85	$526.04	$507.72	$480.92	$570.52	$549.31
Managed care	445.85	428.60	448.23	429.99	407.46	403.37	439.53	425.91
Other skilled	491.43	474.04	375.13	375.85	488.27	—	457.72	449.50
Total skilled revenue	520.01	505.26	469.98	459.77	466.82	455.18	499.62	487.37
Medicaid	220.24	208.82	213.47	204.48	179.53	155.13	210.58	199.35
Private and other payors	195.61	202.60	225.92	194.12	187.29	169.16	197.46	193.87
Total skilled nursing revenue	$305.13	$294.58	$301.08	$293.83	$252.24	$237.61	$293.38	$285.00

Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.8% and 4.5%, respectively. The increase was attributable to a 2.4% net market basket increase, which went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 5.6% primarily due to a supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Revenue:
Medicare	24.2%	26.1%	22.8%	25.0%	28.9%	36.0%	24.8%	27.2%
Managed care	16.8	16.0	20.7	23.5	16.2	15.1	17.5	17.4
Other skilled	9.0	8.0	9.1	6.8	0.8	—	7.5	6.7
Skilled mix	50.0	50.1	52.6	55.3	45.9	51.1	49.8	51.3
Private and other payors	8.1	9.0	7.1	6.0	13.4	12.7	8.8	8.9
Quality mix	58.1	59.1	59.7	61.3	59.3	63.8	58.6	60.2
Medicaid	41.9	40.9	40.3	38.7	40.7	36.2	41.4	39.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Days:
Medicare	12.3%	13.2%	12.5%	14.0%	14.4%	17.8%	12.8%	14.1%
Managed care	11.6	11.0	13.9	16.1	10.1	8.9	11.7	11.6
Other skilled	5.6	5.0	7.4	5.3	0.4	—	4.9	4.3
Skilled mix	29.5	29.2	33.8	35.4	24.9	26.7	29.4	30.0
Private and other payors	12.1	13.1	9.3	9.0	17.8	17.9	12.7	13.1
Quality mix	41.6	42.3	43.1	44.4	42.7	44.6	42.1	43.1
Medicaid	58.4	57.7	56.9	55.6	57.3	55.4	57.9	56.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Revenue	$35,455	$31,248	$4,207	13.5%
Number of facilities at period end	49	40	9	22.5%
Number of campuses at period end	21	21	—	—%
Occupancy percentage (units)	75.7%	75.8%		(0.1)%
Average monthly revenue per unit	$2,774	$2,733	$41	1.5%
Assisted and independent living revenue increased $4.2 million, or 13.5%. The increase in revenue is primarily due to the increase in average monthly revenue per unit of 1.5%, coupled with the addition of thirteen assisted and independent living operations in five states between July 1, 2016 and September 30, 2017.
Home Health and Hospice Services

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$18,076	$15,529	$2,547	16.4%
Hospice services	17,889	13,991	3,898	27.9
Total home health and hospice revenue	$35,965	$29,520	$6,445	21.8%
Home health services:
Average Medicare Revenue per Completed Episode	$3,011	$2,978	$33	1.1%
Hospice services:
Average Daily Census	1,158	907	251	27.7%
Home health and hospice revenue increased $6.4 million, or 21.8%. Of the $6.4 million increase, Medicare and managed care revenue increased $5.1 million, or 20.1%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of seven home health and hospice operations in five states between July 1, 2016 and September 30, 2017.
Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$322,542	$23,190	$30,564	$5,248	$381,544

	Three Months Ended September 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$295,595	$20,142	$24,403	$8,831	$348,971

Consolidated cost of services increased $32.6 million, or 9.3%.

Transitional and Skilled Services

	Three Months Ended September 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$322,542	$295,595	$26,947	9.1%
Revenue percentage	81.8%	82.7%		(0.9)%

Cost of services related to our transitional and skilled services segment increased $26.9 million, or 9.1%, due primarily to additional costs at Recently Acquired Facilities of $18.1 million and organic operational growth. Cost of services as a percentage of revenue decreased to 81.8%, mainly due to the decrease in bad debt expense and ancillary costs, offset by the increase in insurance expenses.

Assisted and Independent Living Services

	Three Months Ended September 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$23,190	$20,142	$3,048	15.1%
Revenue percentage	65.4%	64.5%		0.9%

Cost of services related to our assisted and independent living services segment increased $3.0 million, or 15.1%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.9% as a result of the newly acquired operations and increase in health insurance costs.

Home Health and Hospice Services

	Three Months Ended September 30,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$30,564	$24,403	$6,161	25.2%
Revenue percentage	85.0%	82.7%		2.3%

Cost of services related to our home health and hospice services segment increased $6.2 million, or 25.2% due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 2.3% primarily due to costs related to contract therapy, bad debt expenses and health insurance costs.

Rent — Cost of Services. Rent — cost of services increased $0.4 million, or 1.3%, to $33.8 million. Rent - cost of service as a percentage of total revenue decreased by 0.6% to 7.2%. The decrease in rent expense as a percentage of revenue is primarily due to the acquisitions of real estate of fifteen assisted living operations in the fourth quarter of 2016 that were previously operated under long-term leases, offset by the additional rent expense as a result of the sale-leaseback transaction and new leases for newly opened and acquired operations.
General and Administrative Expense. General and administrative expense increased by $2.0 million, or 11.3%, to $19.3 million primarily due to operational growth. In addition, general and administrative expense as a percentage of revenue increased as a percentage of revenue by 0.1% to 4.1%.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 4.9%, to $11.4 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Of the increase at Recently Acquired Facilities, $0.4 million represented amortization expense of patient base intangible assets which are amortized over four to eight months. Depreciation and amortization expense decreased as a percentage of revenue by 0.1% to 2.4%.
Other Expense, net. Other expense, net increased $1.2 million to $3.1 million. Other expense as a percentage of revenue increased by 0.2% to 0.6%. The increase is due to interest expense incurred related to additional borrowings under our credit facility.
Provision for Income Taxes.  Our effective tax rate was 36.4% for the three months ended September 30, 2017 compared to 38.3% for the same period in 2016. The lower effective tax rate primarily reflected a tax benefit from share-based payment awards recorded in income tax expense resulting from our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2017, partially offset by an increase in certain non-taxable and non-deductible items. See Note 2 and Note 14 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue

	Nine Months Ended September 30,
	2017		2016
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$1,141,677	83.8%	$1,012,946	82.9%
Assisted and independent living services	100,810	7.4	92,124	7.5
Home health and hospice services:
Home health	52,997	3.9	43,852	3.6
Hospice	49,722	3.7	40,827	3.4
Total home health and hospice services	102,719	7.6	84,679	7.0
All other (1)	16,406	1.2	32,067	2.6
Total revenue	$1,361,612	100.0%	$1,221,816	100.0%
(1) Includes revenue from services generated in our other ancillary services for both the nine months ended September 30, 2017 and 2016 and urgent care centers for nine months ended September 30, 2016.

Consolidated revenue increased $139.8 million, or 11.4%. Transitional and skilled services revenue increased by $128.7 million, or 12.7%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions, offset by the decrease in urgent care revenue. Assisted and independent living services increased by $8.7 million, or 9.4%, mainly due to the impact of acquisitions as well as an increase in occupancy and average monthly revenue per unit compared to the prior year period. Home health and hospice services revenue increased by $18.0 million, or 21.3%, mainly due to an increase in volume in existing agencies combined with acquisitions. Revenue from operations acquired on or subsequent to January 1, 2016 increased by $116.7 million during the nine months ended September 30, 2017 as compared to the same period in 2016. Consolidated revenue for 2016 includes $20.6 million of revenue related to urgent care centers that were sold in the third and fourth quarter of 2016.

Transitional and Skilled Services

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$1,141,677	$1,012,946	$128,731	12.7%
Number of facilities at period end	159	148	11	7.4%
Number of campuses at period end*	21	21	—	—%
Actual patient days	3,734,893	3,403,519	331,374	9.7%
Occupancy percentage — Operational beds	75.1%	75.7%		(0.6)%
Skilled mix by nursing days	30.7%	31.2%		(0.5)%
Skilled mix by nursing revenue	51.7%	52.8%		(1.1)%

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$726,807	$706,961	$19,846	2.8%
Number of facilities at period end	93	93	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	2,305,961	2,327,014	(21,053)	(0.9)%
Occupancy percentage — Operational beds	78.4%	78.2%		0.2%
Skilled mix by nursing days	30.2%	30.1%		0.1%
Skilled mix by nursing revenue	51.2%	51.5%		(0.3)%

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$232,675	$217,279	$15,396	7.1%
Number of facilities at period end	37	37	—	—%
Number of campuses at period end*	3	3	—	—%
Actual patient days	737,432	720,460	16,972	2.4%
Occupancy percentage — Operational beds	74.1%	71.3%		2.8%
Skilled mix by nursing days	36.0%	36.6%		(0.6)%
Skilled mix by nursing revenue	54.9%	57.0%		(2.1)%

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$180,327	$85,518	$94,809	NM
Number of facilities at period end	29	18	11	NM
Number of campuses at period end*	7	6	1	NM
Actual patient days	685,925	340,406	345,519	NM
Occupancy percentage — Operational beds	67.3%	72.1%		NM
Skilled mix by nursing days	26.2%	28.2%		NM
Skilled mix by nursing revenue	49.2%	53.1%		NM

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Facility Closed Results(4):
Skilled nursing revenue	$1,868	$3,188	$(1,320)	NM
Actual patient days	5,575	15,639	(10,064)	NM
Occupancy percentage — Operational beds	34.3%	40.6%		NM
Skilled mix by nursing days	46.7%	13.1%		NM
Skilled mix by nursing revenue	71.6%	29.3%		NM
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

(4)
Facility Closed represents results at closed operations during the nine months ended 2017 and 2016, which were excluded from Same Facility results and Recently Acquired results for the nine months ended September 30, 2017 and 2016, for comparison purposes.

Transitional and skilled services revenue increased $128.7 million, or 12.7%. Of the $128.7 million increase, Medicare and managed care revenue increased $46.8 million, or 9.8%, Medicaid custodial revenue increased $57.3 million, or 15.0%, private and other revenue increased $13.4 million, or 15.0%, and Medicaid skilled revenue increased $11.2 million, or 17.3%.

Transitional and skilled services revenue generated by Same Facilities increased $19.8 million, or 2.8%, compared to the same quarter in the prior year. This increase reflects the following:

•
Medicaid revenue, including Medicaid skilled revenue, increased by $20.9 million, or 6.5%, which was driven by an increase in Medicaid revenue per patient day due to the quality improvement programs, the add-on to the reimbursement rate in California and the supplemental programs in various states, coupled with an increase in Medicaid days.

•	Managed care revenue increased by $7.8 million, or 6.6%, primarily due to an increase in managed care days coupled with an increase in managed care revenue per patient day.

•	Medicare revenue decreased by $7.1 million, or 3.5%, primarily due to a decrease in Medicare days, partially offset by an increase in Medicare revenue per patient day.

•
In addition, included in the decrease in Same Facilities patient days is the decrease in patient days related to structural renovations and the impact of Hurricane Harvey at two of our operating subsidiaries, which are expected to re-open in the fourth quarter of 2017 and first quarter of 2018.

Transitional and skilled services revenue generated by Transitioning Facilities increased $15.4 million, or 7.1%. This is due to increases in total patient days and revenue per patient day of 2.4% and 4.3%, respectively. Included in Transitioning Facilities are two newly constructed skilled-nursing operations that have experienced a significant overall increase in occupancy driven from Medicaid. Excluding these operations, skilled mix days would have increased by 0.1%.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $94.8 million mainly due to acquisitions. Between July 1, 2016 and September 30, 2017, we acquired 15 facilities in seven states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Skilled Nursing Average Daily Revenue Rates:
Medicare	$598.44	$578.20	$545.95	$524.88	$503.67	$482.21	$567.50	$554.01
Managed care	444.10	427.16	446.37	435.12	414.85	397.10	440.15	427.06
Other skilled	482.39	469.29	367.76	370.87	490.50	—	450.38	442.83
Total skilled revenue	517.61	503.70	470.54	460.54	468.82	453.81	498.94	488.32
Medicaid	215.35	205.50	215.87	197.89	165.81	154.28	206.43	198.66
Private and other payors	198.84	202.88	226.31	217.22	190.38	166.63	200.55	199.84
Total skilled nursing revenue	$304.33	$295.20	$308.53	$295.76	$249.64	$240.76	$295.15	$289.37

Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.5% and 4.0%, respectively. The increase was attributable to a 2.4% net market basket increase, which went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 3.9% primarily due to a shift to supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Revenue:
Medicare	25.6%	27.4%	24.7%	25.6%	31.8%	37.6%	26.4%	27.8%
Managed care	17.1	16.5	22.4	24.2	17.1	15.5	18.2	18.0
Other skilled	8.5	7.6	7.8	7.2	0.3	—	7.1	7.0
Skilled mix	51.2	51.5	54.9	57.0	49.2	53.1	51.7	52.8
Private and other payors	8.0	8.5	6.7	6.6	13.6	12.1	8.6	8.4
Quality mix	59.2	60.0	61.6	63.6	62.8	65.2	60.3	61.2
Medicaid	40.8	40.0	38.4	36.4	37.2	34.8	39.7	38.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Days:
Medicare	13.1%	13.9%	14.0%	14.4%	15.8%	18.8%	13.8%	14.5%
Managed care	11.8	11.4	15.5	16.4	10.3	9.4	12.2	12.2
Other skilled	5.3	4.8	6.5	5.8	0.1	—	4.7	4.5
Skilled mix	30.2	30.1	36.0	36.6	26.2	28.2	30.7	31.2
Private and other payors	12.0	12.6	9.1	9.0	17.7	17.5	12.4	12.3
Quality mix	42.2	42.7	45.1	45.6	43.9	45.7	43.1	43.5
Medicaid	57.8	57.3	54.9	54.4	56.1	54.3	56.9	56.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)		Change	% Change
Revenue	$100,810	$92,124	$8,686	9.4%
Number of facilities at period end	49	40	9	22.5%
Number of campuses at period end	21	21	—	—%
Occupancy percentage (units)	76.6%	75.8%		0.8%
Average monthly revenue per unit	$2,803	$2,746	$57	2.1%
Assisted and independent living revenue increased $8.7 million, or 9.4%. The increase in revenue is primarily due to the increase in occupancy of 0.8%, the increase in average monthly revenue per unit of 2.1% and the addition of thirteen assisted and independent living operations in five states between July 1, 2016 and September 30, 2017
Home Health and Hospice Services

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$52,997	$43,852	$9,145	20.9%
Hospice services	49,722	40,827	8,895	21.8
Total home health and hospice revenue	$102,719	$84,679	$18,040	21.3%
Home health services:
Average Medicare Revenue per Completed Episode	$3,043	$2,955	$88	3.0%
Hospice services:
Average Daily Census	1,060	881	179	20.3%
Home health and hospice revenue increased $18.0 million, or 21.3%. Of the $18.0 million increase, Medicare and managed care revenue increased $14.7 million, or 20.3%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of seven home health, hospice and home care operations in five states between July 1, 2016 and September 30, 2017.
Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$937,652	$66,089	$86,658	$13,577	$1,103,976

	Nine Months Ended September 30, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Cost of service	$829,281	$58,264	$70,792	$27,480	$985,817

Consolidated cost of services increased $118.2 million, or 12.0%.

Transitional and Skilled Services

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(Dollars in thousands)
Cost of service dollars	$937,652	$829,281	$108,371	13.1%
Revenue percentage	82.1%	81.9%		0.2%

Cost of services related to our transitional and skilled services segment increased $108.4 million, or 13.1%, due primarily to additional costs at Recently Acquired Facilities of $77.6 million and organic operational growth. Cost of service as a percentage of revenue increased to 82.1%. The main components of the increase relate to the increase in insurance expenses.

Assisted and Independent Living Services

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(Dollars in thousands)
Cost of service dollars	$66,089	$58,264	$7,825	13.4%
Revenue percentage	65.6%	63.2%		2.4%

Cost of services related to our assisted and independent living services segment increased $7.8 million, or 13.4%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 2.4% as a result of the increase in start-up costs related to newly constructed post-acute care campuses and increase in health insurance costs.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(Dollars in thousands)
Cost of service dollars	$86,658	$70,792	$15,866	22.4%
Revenue percentage	84.4%	83.6%		0.8%

Cost of services related to our home health and hospice services segment increased $15.9 million, or 22.4% due to acquisitions and organic operational growth. Cost of services as a percentage of total revenue increased by 0.8% as a result of higher bad debt and health insurance costs.

Charge related to class action lawsuit. We accrued an estimated liability of $11.0 million related to the pending settlement of a class action lawsuit during the first quarter of 2017. Similar charges did not occur for the nine months ended September 30, 2016. See further discussion of the litigation and related estimated settlement in Liquidity and Capital Resources.

(Gain/losses) related to operational closures. We recorded a loss of $4.0 million related to the closure of operations and lease terminations during the first quarter of 2017. This amount is offset by the recovery of $1.3 million of certain losses that were recorded related to the closure of an operation in 2016. The loss recovery is recorded as a gain in the current period. During the nine months ended September 30, 2016, we recorded $7.9 million of losses related to the closure of operations and a gain on the sale of three urgent care centers in Colorado of $2.5 million.

Rent — Cost of Services. Rent — cost of services increased $7.2 million, or 7.9%, to $98.3 million. Rent - cost of service as a percentage of total revenue decreased by 0.3% to 7.2%. The decrease in rent expense as a percentage of revenue is primarily due to the acquisitions of real estate of fifteen assisted living operations in the fourth quarter of 2016 that were previously operated under long-term leases, offset by the additional rent expense as a result of the sale-leaseback transaction and new leases for newly opened and acquired operations.
General and Administrative Expense. General and administrative expense increased by $3.4 million, or 6.3%, to $57.8 million primarily due to operational growth. In addition, general and administrative expense as a percentage of revenue decreased as a percentage of revenue by 0.2% to 4.2%.
Depreciation and Amortization. Depreciation and amortization expense increased $3.7 million, or 12.9%, to $32.7 million. Depreciation and amortization expense as a percentage of total revenue remained constant at 2.4%. The increase in depreciation and amortization expense was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations of $1.4 million and renovations at existing facilities. Of the increase at Recently Acquired Facilities, $0.6 million represented amortization expense of patient base intangible assets which are amortized over four to eight months.
Other Expense, net. Other expense, net increased $4.8 million to $9.0 million. Other expense as a percentage of revenue increased by 0.3% to 0.6%. The increase is due to interest expense incurred related to additional borrowings under the credit facility.
Provision for Income Taxes.  Our effective tax rate was 35.8% for the nine months ended September 30, 2017 compared to 38.7% for the same period in 2016. The lower effective tax rate is primarily due to the estimated liability related to the pending settlement of a class action lawsuit of $11.0 million. In addition, the lower effective tax rate primarily reflected a tax benefit from share-based payment awards recorded in income tax expense resulting from our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2017, partially offset by an increase in certain non-taxable and non-deductible items. See Note 2 and Note 14 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily through financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $83.9 million and $63.8 million for the nine months ended September 30, 2017 and 2016, respectively. Total capital expenditures for property and equipment were $39.8 million and $52.3 million for the nine months ended September 30, 2017 and 2016, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2017. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may in the future seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2017, we held debt security investments of approximately $35.4 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$63,249	$71,184
Net cash used in investing activities	(83,066)	(112,424)
Net cash provided by financing activities	2,166	40,085
Net decrease in cash and cash equivalents	(17,651)	(1,155)
Cash and cash equivalents at beginning of period	57,706	41,569
Cash and cash equivalents at end of period	$40,055	$40,414
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net cash provided by operating activities for the nine months ended September 30, 2017 decreased by $7.9 million. The decrease was primarily due to the timing of payments of other operating assets and liabilities such as prepaid income taxes, other prepaid expenses, and accrued wages and related liabilities, partially offset by the collections of accounts receivable.
Net cash used in investing activities for the nine months ended September 30, 2017 decreased by $29.4 million. The decrease was primarily due to $12.5 million decrease in capital expenditures and cash proceeds from the sale-leaseback transaction of $38.0 million, offset by the increase business acquisitions of $18.5 million.
Net cash provided by financing activities decreased by $37.9 million. This decrease was primarily due to net long-term debt proceeds of $11.9 million during the nine months ended September 30, 2017 compared to proceeds of $71.5 million during the nine months ended September 30, 2016. This reduction is offset by a decrease in repurchases of common stock of $22.7 million when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016.

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

The Credit Facility is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2017, our operating subsidiaries had $282.5 million outstanding under the Credit Facility. The outstanding balance on the on the term loan was $142.5 million, of which $7.5 million is classified as short-term and the remaining $135.0 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $140.0 million, which is classified as long-term. We were in compliance with all loan covenants as of September 30, 2017.

As of November 3, 2017, there was approximately $267.5 million outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

We have outstanding indebtedness under mortgage loans and promissory note issued in connection with various acquisitions. The mortgage loans are insured with the U.S. Department of Housing and Urban Development (HUD), which subjects our operating subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities. As of September 30, 2017, our operating subsidiaries had $13.6 million outstanding under the mortgage loans and note, of which $0.7 million is classified as short-term and the remaining $12.8 million is classified as long-term.

In October 2017, two of our subsidiaries entered into mortgage loans in the amount of $19.8 million. The mortgage loans are insured with HUD, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates of 4.0% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans is 35 years. The mortgage loans are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.4 million and $42.8 million for the three and nine months ended September 30, 2017, respectively, and $14.1 million and $42.2 million for the three and nine months ended September 30, 2016, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2017, we were in compliance with the Master Leases' covenants.
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
During the first quarter of 2016, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rental payments and has no material impact on our lease coverage ratios under the Master Leases. We recorded a continued obligation liability under the lease and related closing expenses of $7.9 million, including the present value of rental payments of approximately $6.5 million, which was recognized in the first quarter of 2016. In the second quarter of 2017, we recovered $1.3 million of certain losses that were recorded in 2016 related to the closure of the operation. The loss recovery is recorded as a gain in the second quarter of 2017.

We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $34.1 million and $99.0 million for the three and nine months ended September 30, 2017 and $33.5 million and $91.6 million for the three and nine months ended September 30, 2016, respectively.
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
In March 2017, we entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. The transaction closed in the second quarter of 2017. Upon closing the transaction, we leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. We received $38.0 million in proceeds. The carrying value for the sale was $24.8 million. Under applicable accounting guidance, the master lease was classified as an operating lease. We recognized a deferred gain on the transaction of $13.2 million in the second quarter of 2017 that is amortized over the life of the lease.
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

Recent Accounting Standards Adopted by the Company

In March 2016, the FASB issued a new standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for us in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of income tax expense, rather than in paid-in-capital, net of tax, of $0.9 million and $2.1 million, for the three and nine months ended September 30, 2017, respectively.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance prospectively, resulting in an increase to operating cash flow for the nine months ended September 30, 2017, and the prior year period has not been adjusted.

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

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be our fiscal year 2018, with early adoption permitted in certain cases. The new guidance is required to be applied on a prospective basis. The effect of the implementation will depend upon the nature of our future acquisitions.

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

In October 2016, the FASB issued amended authoritative guidance to require companies to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for our fiscal year beginning January 1, 2018. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. Furthermore, the actual impact of implementation will largely depend on future intra-entity asset transfers, if any.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We have initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and will continue by performing additional analysis of revenue streams and transactions for which the accounting may change under the new standard. We continue to perform our analysis into the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics to determine if revenue for a given portfolio would not be materially different than if it were evaluated on a contract-by-contract basis. The adoption plan, which also includes evaluation of the adoption method and the impact to the consolidated financial statements, is ongoing and is expected to be completed by the end of fiscal year 2017. As part of the impact assessment, we are evaluating any variable consideration, potential constraints on the estimate of variable consideration, and significant financing components, in particular as it relates to third party settlements. We anticipate that after adoption, the majority of what is currently classified as bad debt expense under operating expenses will be treated as an implicit price concession factored into net revenue, consistent with the intent of the standard. The new standard also requires enhanced disclosures related to the disaggregation of revenue, information about contract balances, and other disclosures about contracts with customers, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The FASB has issued and may issue in the future, interpretive guidance, which may impact our evaluation, however we currently anticipate adopting the standard as of January 1, 2018, using the modified retrospective method.

Off-Balance Sheet Arrangements

During the third quarter of 2017, we increased the letters of credit by $1.7 million. As of September 30, 2017, we had approximately $4.5 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of September 30, 2017, our operating subsidiaries had $282.5 million outstanding under the credit facility. The outstanding balance on the on the term loan was $142.5 million, of which $7.5 million is classified as short-term and the remaining $135.0 million is classified as long-term. The outstanding balance on the revolving credit facility was $140.0 million, which is classified as long-term.

Our cash and cash equivalents as of September 30, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2017, we held debt security investments of approximately $35.4 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2017 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments. As of September 30, 2017, seven of our operating subsidiaries had probes scheduled and in process, both pre- and post-payment. We anticipate that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of our operating subsidiaries are currently on extended prepayment review or subject to extrapolation, although that may occur in the future.

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

We derived 41.8% and 40.1% of our revenue from the Medicaid program for the three and nine months ended September 30, 2017, respectively, and 39.5% and 38.8% of our revenue from the Medicaid program for the three and nine months ended September 30, 2016, respectively. We derived 27.0% and 28.3% of our revenue from the Medicare program for the three and nine months ended September 30, 2017, respectively, and 28.6% and 28.8% of our revenue from the Medicare program for the three and nine months ended September 30, 2016, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On August 15, 2017, CMS proposed changes to the Comprehensive Care for Joint Replacement Model, which included the cancellation of care coordination through mandatory Episode Payments and Cardiac Rehabilitation Incentive Payment Model.

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

Home Health

On November 1, 2017, CMS issued a final rule that updates the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalizes proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage; a -0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%; and the sunset of the rural add-on provision.

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

Hospice

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a 2.0% reduction to the market basket update for the fiscal year involved. Under the final rule, it is estimated that there will be an increase of $180 million in payments to hospices during FY 2018. The hospice cap amount for fiscal year 2018 will be increased by 1.0% to $28,689.04, which is equal to the 2017 cap amount of $28,404.99 updated by the FY 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data publicly later in FY 2017.

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
On January 2, 2013 the President signed the American Taxpayer Relief Act of 2012 into law. This statute delayed significant cuts in Medicare rates for physician services until December 31, 2013. The statute also created a Commission on Long-Term Care, the goal of which was to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports.
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

On June 9, 2017, CMS issued revised requirements for emergency preparedness for Medicare and Medicaid participating providers, including long-term care facilities, hospices, and home health agencies. The revised requirements update the conditions of participation for such providers. Specifically, outpatient facilities, such as home health agencies, are required to ensure that patients with limited mobility are addressed within the emergency plan; home health agencies are also required to develop and implement emergency preparedness policies and procedures that are reviewed and updated at least annually and each patient must have an individual plan; hospice-operated inpatient care facilities are required to provide subsistence needs for hospice employees and patients and a means to shelter in place patients and employees who remain in the hospice; all hospices and home health agencies must implement procedures to follow up with on duty staff and patients to determine services that are needed in the event that there is an interruption in services during or due to an emergency; hospices must train their employees in emergency preparedness policies and long-term care facilities are required to share emergency preparedness plans and policies with family members and resident representatives.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims.  Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2017, we had seven operating subsidiaries that had probes scheduled or in process, both pre- and post-payment. No operating subsidiary has been identified for extrapolation or referral to CMS review contractors as of this filing, however, two operating subsidiaries are in their multiple rounds of education and re-probe.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the nine months ended September 30, 2017, we recorded $0.6 million of hospice cap expense.

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

In August 2012, the OIG released a report entitled “Inappropriate and Questionable Billing for Medicare Home Health Agencies.” The report analyzed data from home health, inpatient hospital, and skilled nursing facilities claims from 2010 to identify inappropriate home health payments. The report found that in 2010, Medicare made overpayments largely in connection with three specific errors: overlapping with claims for inpatient hospital stays, overlapping with claims for skilled nursing facility stays, or billing for services on dates after beneficiaries’ deaths. The report also concluded that home health agencies with questionable billing were located mostly in Texas, Florida, California, and Michigan. The report recommended that CMS implement claims processing edits or improve existing edits to prevent inappropriate payments for the three specific errors referenced above, increase monitoring of billing for home health services, enforce and consider lowering the ten percent cap on the total outlier payments a home health agency may receive annually, consider imposing a temporary moratorium on new home health agency enrollments in Florida and Texas, and take appropriate action regarding the inappropriate payments identified and home health agencies with questionable billing. CMS concurred with all five recommendations. Moratoria were subsequently put in place, and effective January 29, 2016, extended on July 29, 2016, again on January 9, 2017 and again on July 28, 2017. A moratoria on new home health agencies and home health agency sub-units were extended in various counties in Florida, Michigan, Texas, Illinois, Pennsylvania and New Jersey. Additionally, following recommendations made by the OIG in an April 2014 report entitled “Limited Compliance with Medicare’s Home Health Face-to-Face Documentation Requirements,” CMS committed to implement a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For both the three and nine months ended September 30, 2017, 68.8% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the nine months ended September 30, 2017, we continued to expand our operations with the addition of eleven stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, two home health agencies and two hospice agencies with a total of 1,290 operational skilled nursing beds and 594 assisted living units. During the year ended December 31, 2016, we continued to expand our operations with the addition of 18 stand-alone skilled nursing operations, seven post-acute care campuses, two home health agencies and five hospice agencies with a total of 2,799 operational skilled nursing beds and 152 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 21.0% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of September 30, 2017, we leased 166 of our 229 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of September 30, 2017, our operating subsidiaries had $282.5 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. We also had other outstanding indebtedness of approximately $13.6 million as of September 30, 2017 under HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2045.

In October 2017, two of our subsidiaries entered into mortgage loans in the amount of $19.8 million under HUD-insured loans. The term of the mortgage loans is 35 years. In the future, we might entered into additional mortgage loans under HUD-insured loans.

In addition, we had $1.8 billion of future operating lease obligations as of September 30, 2017. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Further, on March 24, 2011, the governor of California signed Assembly Bill 97 (AB 97), the budget trailer bill on health, into law.  AB 97 outlines significant cuts to state health and human services programs.  Specifically, the law reduced provider payments by 10% for physicians, pharmacies, clinics, medical transportation, certain hospitals, home health, and nursing facilities.  AB X1 19 Long-Term Care was subsequently approved by the governor on June 28, 2011. Federal approval was obtained on October 27, 2011.  AB X1 19 limited  the 10% payment reduction to skilled-nursing providers to 14 months for the services provided on June 1, 2011 through July 31, 2012. The 10% reduction in provider payments was repaid by December 31, 2012. There can be no assurance that similar delays or reductions in our payment cycle of provider payments will not lead to material adverse consequences in the future.

Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.

Four of our affiliated facilities are currently subject to regulatory agreements with the Department of Housing and Urban Development (HUD) that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities. This facility was transferred to CareTrust as part of the Spin-Off.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under each program for a period of 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the nine months ended September 30, 2017, we repurchased approximately 0.4 million shares of our common stock for a total of $7.3 million under the program. There has been no termination or expiration of the plan since the initial date of approval.

A summary of the repurchase activity for the nine months ended September 30, 2017 is as follows (dollars in millions, except per share amounts):

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

THE ENSIGN GROUP, INC.

November 8, 2017	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)