Form 10-K
period 2017-12-31
ENSIGN GROUP, INC
filed 2018-02-08
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2017, was approximately $780,000,000. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 5, 2018, 51,484,963 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2017 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I.

Item 1.        Business
Company Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted and independent living, home health and hospice and other ancillary services. As of December 31, 2017, we offered skilled nursing, assisted and independent living and rehabilitative care services through 230 skilled nursing and assisted and independent living facilities across 13 states. Of the 230 facilities, we owned 63 and operated an additional 167 facilities under long-term lease arrangements, and had options to purchase 11 of those 167 facilities. Our home health and hospice business provides home health, hospice and home care services from 46 agencies across eleven states.

Our organizational structure is centered upon local leadership. We believe our organizational structure, which empowers leaders and staff at the local level, is unique within the healthcare services industry. Each of our leaders are highly dedicated individuals who are responsible for key operational decisions at their operations. Leaders and staff are trained and motivated to pursue superior clinical outcomes, high patient and family satisfaction, operating efficiencies and financial performance at their operations.

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

We organize our operating subsidiaries into portfolio companies, which we believe has enabled us to maintain a local, field-driven organizational structure, attract additional qualified leadership talent, and to identify, acquire, and improve operations at a generally faster rate. Each of our portfolio companies has its own president. These presidents, who are experienced and proven leaders that are generally taken from the ranks of operational CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this organizational structure has improved the quality of our recruiting and will continue to facilitate successful acquisitions.

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

Segments

Transitional and Skilled Services
As of December 31, 2017, our skilled nursing companies provided skilled nursing care at 181 operations, with 18,870 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Through our skilled nursing operations, we provide short stay patients and long stay patients with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services. We generate our revenue from Medicaid, private pay, managed care and Medicare payors. During the year ended December 31, 2017, approximately 45.7% and 27.0% of our transitional and skilled services revenue was derived from Medicaid and Medicare programs, respectively.

Assisted and Independent Living Services
We provide assisted and independent living services at 70 operations, of which 21 are located on the same site location as our skilled nursing care operations. As of December 31, 2017, we had 5,011 assisted and independent living units. Our assisted living companies located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Texas, Utah, Washington and Wisconsin, provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. We generate revenue at these units primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. During the year ended December 31, 2017, approximately 77.7% of our assisted and independent living revenue was derived from private pay sources.

Home Health and Hospice Services

Home Health
As of December 31, 2017, we provided home health care services in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah and Washington. Our home health care services generally consist of providing some combination of nursing, speech, occupational and physical therapists, medical social workers and certified home health aide services. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. We derive the majority of our home health revenue from Medicare and managed care organizations. During the year ended December 31, 2017, approximately 50.1% of our home health revenue was derived from Medicare.

Hospice

As of December 31, 2017, we provided hospice care services in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consists primarily of palliative and clinical care, education and counseling. We derive the majority of our hospice revenue from Medicare reimbursement. During the year ended December 31, 2017, approximately 88.6% of our hospice revenue was derived from Medicare.

Other

As of December 31, 2017, we held a majority membership interest of ancillary operations located in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing transitional and skilled services; assisted and independent living services and home health and hospice businesses. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, sub-acute services and patient transportation to people in their homes or at long-term care facilities. To date these businesses are not meaningful contributors to our operating results.

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

Over the last several years, our acquisition activity accelerated, allowing us to add 128 facilities between January 1, 2012 and December 31, 2017. From January 1, 2008 through December 31, 2017, we acquired 169 facilities, which added 12,434 operational skilled nursing beds and 4,433 assisted and independent living units to our operating subsidiaries. The following table summarizes our growth through December 31, 2017:

	December 31,
	2007	2008	2009	2010	2011	2012	2013		2014	2015		2016	2017
Cumulative number of skilled nursing, assisted and independent living operations	61	63	77	82	102	108	119	(1)	136	186	(2)	210	230
Cumulative number of operational skilled nursing beds	6,436	6,635	8,250	8,548	9,787	10,215	10,949		12,379	14,925		17,724	18,870
Cumulative number of assisted living and independent living units	578	578	578	791	1,509	1,677	1,968	(1)	2,285	4,298	(2)	4,450	5,011
Number of home health, hospice and home care agencies	—	—	1	3	7	10	16		25	32		39	46
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
(2) Included in 2010-2015 operational beds and number of operations are operational beds and operation of facilities we discontinued in 2016 and 2017. In the current and prior year, the number of operations and operational beds do not include the closed facilities.

New Market CEO and New Ventures Programs.  In order to broaden our reach into new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring businesses and establishing an operating platform for future growth. In addition, this program includes other lines of business that are closely related to the skilled nursing industry. For example, we entered into home health and hospice as part of this program. The New Ventures program encourages our local leaders to evaluate service offerings with the goal of establishing an operating platform in new markets and new businesses. We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of December 31, 2017:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	43	39	23	2	16	9	9	6	4	—	4	4	1	160
Assisted and independent living services	4	6	6	19	1	5	1	3	1	—	—	—	3	49
Campuses(1)	4	3	1	—	1	1	—	1	2	6	2	—	—	21
Number of operational beds/units
Operational skilled nursing beds	5,634	4,163	3,180	138	1,763	766	841	544	413	542	368	426	92	18,870
Assisted and independent living units	387	735	1,250	758	106	618	98	274	301	142	31	—	311	5,011
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of December 31, 2017, we provided home health and hospice services through our 46 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington.
During the year ended December 31, 2017, we continued to expand our operations through a combination of long-term leases and purchases, with the addition of eight stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies, three hospice agencies and one home care agency. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. We have also invested in ancillary services that are complementary to our existing transitional and skilled services, assisted and independent living services, and home health and hospice businesses. The aggregate purchase price for these acquisitions for the year ended December 31, 2017 was $89.7 million. The addition of these operations added 905 operational skilled nursing beds and 594 assisted living units operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
Our operating subsidiaries also opened four newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 455 operational skilled nursing beds.

Subsequent to December 31, 2017, we acquired two stand-alone assisted and independent living operations for an aggregate purchase price of $4.3 million. The addition of these operations added 74 assisted living units operated by our Company's operating subsidiaries.
For further discussion of our acquisitions, see Note 8, Acquisitions in the Notes to Consolidated Financial Statements.

Quality of Care Measures

Skilled Nursing

In December 2008, the Centers for Medicare and Medicaid Services (CMS) introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating of between one and five stars in various categories. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. The prior operator's results will impact our rating until we have sufficient clinical measurements subsequent to the acquisition date. Generally we acquire facilities with a 1 or 2-Star rating at the time we acquire them, which impacts our overall Five-Star Quality rating as a percentage of all our skilled nursing operations. We believe compliance and quality outcomes are precursors to outstanding financial performance.
Our star ratings starting in 2015 were impacted by changes in the CMS Five Star Quality Rating System requirements that were established on February 20, 2015. These changes include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. In 2016, CMS added six new quality measures to the Nursing Home Five-Star Quality Ratings, including the rate of hospitalization, emergency room use, community discharge, improvements in function, independently worsened and anxiety or hypnotic medication among nursing home residents. Since the revised standards for performance are more difficult to achieve, many nursing homes experienced a lower quality measure rating based on new measurement standards rather than a change in the quality of care. In 2017, CMS issued a temporary freeze of the Health Inspection Five Star Ratings beginning in 2018 that will last approximately 12 months. The health inspection star rating for recertification surveys and complaints conducted on or after November 28, 2017 will be frozen. This freeze could impact have a negative impact on our star rating in 2018. Because of these changes, we believe that it is not appropriate to compare our 2017, 2016 and 2015 star ratings with those that appeared in earlier years. In addition, our percentage of 4 and 5-Star Quality Rated skilled nursing facilities is also impacted by the number of newly acquired facilities. As mentioned above, generally we acquire facilities with a 1 or 2-Star rating.

The table below summarizes the improvements we have made in these quality measures since 2012:

	As of December 31,
	2012	2013	2014	2015	2016	2017
Cumulative number of skilled nursing facilities(1)	98	106	121	146	170	181
4 and 5-Star Quality Rated skilled nursing facilities	45	60	77	72	86	100
Percentage of 4 and 5-Star Quality Rated skilled nursing facilities	45.9%	56.6%	63.6%	49.3%	50.6%	55.2%
(1) Cumulative number includes only skilled nursing facilities as of the end of the respective period as star rating reports are only applicable to skilled nursing facilities.

Home Health

On July 17, 2015, CMS announced Home Health Star Ratings for home health agencies (HHAs). All Medicare-certified HHAs are potentially eligible to receive a Quality of Patient Care Star Rating. The Star Ratings include assessments of quality of patient care based on Medicare claims data and patient experience of care. Currently, HHAs must have at least 20 complete episodes of data for each measure and have reported data for five of the nine measures used in the calculation to have a Quality of Patient Care Star Rating computed. On December 14, 2017, CMS announced the influenza vaccination measure would be removed from consideration in the Quality of Patient Care Star Rating beginning with the April 2018 Home Health Compare refresh, reducing the number of quality measures used from nine to eight. As of December 31, 2017, we had 15 agencies, or 65.2%, with a 4 or 5-Star rating and our average rating was 3.89, as compared to the industry average of 3.67.
Industry Trends
The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:

•
Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.

•
Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. Due to the increasing demands from hospitals and insurance carriers to implement sophisticated and expensive reporting systems, we believe this fragmentation provides significant acquisition and consolidation opportunities for us.

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

•
Accountable Care Organizations and Reimbursement Reforms. A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization (ACO) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS is implementing demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 was reached in January 2016. On December 1, 2017, CMS finalized changes to the Comprehensive Care for Joint Replacement (CJR) Model, as well as the cancellation of care coordination through mandatory Episode Payments and Cardiac Rehabilitation Incentive Payment Model, and rescinded the regulations governing these models. Through the final rule, CMS canceled the Episode Payment Models, which were scheduled to begin on January 1, 2018 and implemented certain revisions to CJR, including giving certain hospitals a one-time option to choose whether to continue participation. The changes in the final rule allow the agency to engage providers in future voluntary efforts, including additional voluntary episode-based payment models, but removes the mandatory episode payment models.
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
On October 4, 2016, CMS released a final rule that reforms the requirements for long-term care (LTC) facilities, specifically skilled nursing facilities (SNFs) and nursing facilities (NFs), to participate in the Medicare and Medicaid programs. The regulations have not been updated since 1991 and have been revised to improve quality of life, care and services in LTC facilities, optimize resident safety, reflect current professional standards and improve the logical flow of the regulations. The regulations became effective November 28, 2016 and are being implemented in three phases. The first phase was effective November 28, 2016, the second phase was effective November 28, 2017 and the third phase becomes effective November 28, 2019.
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
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On May 19, 2017, CMS issued a final rule which delayed the effective date until May 20, 2017 and the start date was scheduled for January 1, 2018, and the final rule will continue for five performance years.
On August 15, 2017, CMS proposed changes to the Comprehensive Care for Joint Replacement (CJR) Model, which included the cancellation of care coordination through mandatory Episode Payments and Cardiac Rehabilitation Incentive Payment Model. On December 1, 2017, CMS issued a final rule which officially canceled the Episode Payment Models and Cardiac Rehabilitation Incentive Payment Model, rescinding the regulations governing these models. Additionally, the final rule implemented certain revisions to the CJR program, including making participation voluntary for approximately half of the geographic areas, along with other technical refinements. These regulation changes are effective January 1, 2018.
On January 9, 2018, CMS launched a new voluntary bundled payment called Bundled Payments for Care Improvement Advanced (BCPI Advanced). The Model Performance Period for BCPI Advanced commences on October 1, 2018 and runs through December 31, 2023. Under this bundled payment model, participants can earn additional payment if all expenditures for a beneficiary’s episode of care are under a spending target that factors in quality. BPCI Advanced Participants may receive payments for performance on 32 different clinical episodes, such as major joint replacement of the lower extremity (inpatient) and percutaneous coronary intervention (inpatient or outpatient). Participants bear financial risk, have payments under the model tied to quality performance, and are required to use Certified Electronic Health Record Technology. An episode model such as BPCI Advanced supports healthcare providers who invest in practice innovation and care redesign to improve quality and reduce expenditures.
Of note, BPCI Advanced will qualify as the first Advanced Alternative Payment Model (Advanced APM) under the Quality Payment Program. In 2015, Congress passed the Medicare Access and Chip Reauthorization Act or MACRA. MACRA requires CMS to implement a program called the Quality Payment Program or QPP, which changes the way physicians are paid who participate in Medicare. QPP creates two tracks for physician payment - the Merit-Based Incentive Payment System or MIPS track and the Advanced APM track. Under MIPS, providers have to report a range of performance metrics and their payment amount is adjusted based on their performance. Under Advanced APMs, providers take on financial risk to earn the Advanced APM incentive payment that they are participating in.

Skilled Nursing

CMS Payment Rules. In 2017, CMS proposed an alternative case-mix classification system for fiscal year 2018, named Resident Classification System, Version I (RCS-I). RCS-I would case-mix adjust for the following major cost categories: Physical therapy (PT), occupational therapy (OT), speech-language pathology (SLP) services, nursing services and non-therapy ancillaries (NTAs). Thus, where RUG-IV consists of two case-mix adjusted components (therapy and nursing), RCS-I would create four (PT/OT, SLP, nursing, and NTA) for a more resident-centered case-mix adjustment. RCS-I would also maintain the existing non-case-mix component to cover utilization of SNF resources that do not vary according to resident characteristics. For two of the case-mix-adjusted components, PT/OT and NTA, RCS-I includes variable per-diem payment adjustments that modify payment based on changes in utilization of these services over the course of a stay. The proposed model will compensate SNFs accurately based on the complexity of the particular beneficiaries they serve and the resources necessary in caring for those beneficiaries and addresses concerns about current incentives for SNFs to delivery therapy to beneficiaries based on financial considerations, rather than the most effective course of treatment for beneficiaries. The proposed RCS-I classification model could improve the SNF PPS by basing payments predominantly on clinical characteristics rather than service provision, thereby enhancing payment accuracy and strengthening incentives for appropriate care. The proposed rule is expected to reduce payments associated with residents in the highest therapy RUG (RU) and increase payments associated with residents who receive extensive services or have high NTA costs. The proposed rule also simplifies the MDS structure and reduces labor needs. Additionally, it is estimated that RCS-I would result in higher payments associated with the following resident types: dual enrollment in Medicare and Medicaid, end-stage renal disease (ESRD), having a longer qualifying inpatient stay, diabetes, wound infections, and use of IV medication.

On July 31, 2017, CMS issued its final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the final rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes revisions to the SNF Quality Reporting Program, including measure and standardized patient assessment data policies, as well as policies related to public display. In addition, it finalized policies for the Skilled Nursing Facility Value-Based Purchasing Program that will affect Medicare payment to SNFs beginning in fiscal year 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The final rule uses a market basket percentage of 1% to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a 2% reduction to the market basket update for the fiscal year involved.  Thus, the increase in the proposed federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements.

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. The aggregate payments to skilled nursing facilities increased by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (ACA). This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.

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

On July 30, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. The aggregate payments to skilled nursing facilities increased by 1.2% for fiscal year 2016. This increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% MFP adjustment required by the Patient Protection and Affordable Care Act (ACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

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

Home Health

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage; a -0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%; and the sunset of the rural add-on provision.

On January 13, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (CoPs). This rule is a continuation of CMS's effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. The new CoPs became effective on January 13, 2018.

On October 31, 2016, CMS issued final payment changes to the Medicare HH PPS for calendar year 2017. Under this rule, Medicare payments were reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the revised fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.5%.

On November 5, 2015, CMS issued final payment changes to the Medicare HH PPS for calendar year 2016. Under this rule, Medicare payments were reduced by 1.4%. This decrease reflects a 1.9% home health payment update percentage; a 0.9% decrease in payments due to the 0.97% payment reduction to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; and a 2.4% decrease in payments due to the third year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates, and the non-routine medical supplies (NRS) conversion factor. Along with the payment update, CMS is revising the ICD-10-CM translation list and adding certain initial encounter codes to the HH PPS Grouper based upon revised ICD-10-CM coding guidance.

Pursuant to the rule, CMS also implemented a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified home health agencies (HHAs) in selected states are required to participate. The model applied a payment reduction or increase to current Medicare-certified HHA payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments are applied on an annual basis, beginning at 3.0% in the first payment adjustment year, 5.0% in the second payment adjustment year, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. The implementation of a home health value-based model resulted in a 1.4% decrease in Medicare payments to home health agencies across the industry.

Lastly, CMS implemented a standardized cross-setting measure for calendar year 2016. The CoPs require home health agencies to submit OASIS assessments, within 30 days of completing the assessment of the beneficiary, as a condition of payment and also for quality measurement purposes. Commencing on April 3, 2017, if the OASIS assessment is not found in the quality system upon receipt of a final claim for an HH episode and the receipt date of the claim is more than 30 days after the assessment completion date, Medicare systems will deny the HH claim. Home health agencies that do not submit quality measure data to CMS incur a 2.0% reduction in their annual home health payment update percentage. Under the rule, all home health agencies are required to timely submit both Start of Care (initial assessment) or Resumption of Care OASIS assessment and a Transfer or Discharge OASIS assessment for a minimum of 70.0% of all patients with episodes of care occurring during the annual reporting period starting July 1, 2015 and ending June 30, 2016, 80% of all patients with episodes occurring during the reporting period starting July 1, 2016 and ending June 30, 2017, and 90% for all episodes beginning on or after July 1, 2017.

Hospice

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 is increased by 1.0% , which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, there was a net 2.1% increase in hospice payments effective October 1, 2016.  The hospice payment increase was the net result of 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the ACA.  The hospice cap amount for fiscal year 2017 increased by 2.1%, which is equal to the 2016 cap amount updated by the fiscal year 2017 hospice payment update percentage of 2.1%. In addition, this rule changes the HQRP requirements, including care surveys and two new quality measures that assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

On July 31, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, there was a net 1.1% increase in payments effective October 1, 2015.  The hospice payment increase was the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.4% minus 0.3% for reductions required by law) and 1.2% decrease in payments to hospices due to updated wage data and the phase-out of its wage index budget neutrality adjustment factor (BNAF), offset by the newly announced Core Based Statistical Areas (CBSA) delineation impact of 0.2%.  The rule also created two different payment rates for routine home care (RHC) that resulted in a higher base payment rate for the first 60 days of hospice care and a reduced base payment rate for 61 or more days of hospice care and a Service Intensity Add-On (SIA) Payment for fiscal year 2016 and beyond in conjunction with the proposed RHC rates.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2017 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses was $1,980 in 2017 compared to $1,960 in 2016. For occupational therapy (OT) services, the limit was $1,980 for 2017 compared to $1,960 in 2016. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

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

The Medicare Access to Rehabilitation Services Act of 2017 (S. 253/H.R. 807), which repeals the therapy cap has been introduced to Congress. Congress has not yet addressed a permanent fix of the therapy cap nor has final legislation been put in place to extend the exceptions process beyond 2017 for Medicare beneficiaries to receive medically necessary therapy above the cap.  Therefore, there is a hard cap of $2010 for PT/SLP services and $2010 for OT services in effect since January 1, 2018.

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

Managed Care and Private Insurance.  Managed care patients consist of individuals who are insured by certain third-party entities, or who are Medicare beneficiaries who have assigned their Medicare benefits to a senior managed care organization plan. Another type of insurance, long-term care insurance, is also becoming more widely available to consumers, but is not expected to contribute significantly to industry revenues in the near term.

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

The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year Ended December 31, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$603,104	$30,469	$4,398	$6,832	$—		$644,803	34.9%
Medicare	417,870	—	36,592	61,422	—		515,884	27.9
Medicaid-skilled	102,875	—	—	—	—		102,875	5.6
Subtotal	1,123,849	30,469	40,990	68,254	—		1,263,562	68.4
Managed care	281,563	—	21,058	765	—		303,386	16.4
Private and other	139,798	106,177	10,997	339	25,058	(1)	282,369	15.2
Total revenue	$1,545,210	$136,646	$73,045	$69,358	$25,058		$1,849,317	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Year Ended December 31, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$521,063	$26,397	$4,131	$6,367	$—		$557,958	33.7%
Medicare	396,519	—	32,376	48,124	—		477,019	28.8
Medicaid-skilled	87,517	—	—	—	—		87,517	5.3
Subtotal	1,005,099	26,397	36,507	54,491	—		1,122,494	67.8
Managed care	247,844	—	16,913	751	—		265,508	16.0
Private and other	121,860	97,239	6,906	245	40,612	(1)	266,862	16.2
Total revenue	$1,374,803	$123,636	$60,326	$55,487	$40,612		$1,654,864	100.0%
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

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing operations over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2017	2016	2015
Percentage of Skilled Nursing Days:
Medicare	13.4%	14.4%	14.6%
Managed care	12.2	12.0	11.4
Other skilled	4.7	4.5	4.4
Skilled mix	30.3	30.9	30.4
Private and other payors	12.5	12.5	12.1
Quality mix	42.8	43.4	42.5
Medicaid	57.2	56.6	57.5
Total skilled nursing	100.0%	100.0%	100.0%

Reimbursement for Specific Services

Reimbursement for Skilled Nursing Services.  Skilled nursing facility revenue is primarily derived from Medicaid, Medicare, managed care and private payors. Our skilled nursing operations provide Medicaid-covered services to eligible individuals consisting of nursing care, room and board and social services. In addition, states may, at their option, cover other services such as physical, occupational and speech therapies.

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

Reimbursement for Hospice Services.  Hospice revenues are primarily derived from Medicare. We receive one of four predetermined rate categories based on the level of care we furnish to the beneficiary. This payment is designed to include all of the services needed to manage the beneficiary's care.  These rates are subject to annual adjustments based on inflation and geographic wage considerations. In its 2016 Final Rule, CMS established a two-tiered payment system for routine home care services.  Effective January 1, 2016, hospices are reimbursed at a higher rate for routine home care services provided from days 1 through 60 of a hospice episode of care and a lower rate for all subsequent days of service.  CMS also provided for a Service Intensity Add-On, which increases payments for certain routine home care services provided by registered nurses and social workers to hospice patients during the final seven days of life.

We are subject to two limitations on Medicare payments for hospice services. First, we are subject to an inpatient cap. This cap limits the number of days that can be reimbursed at an inpatient care rate (both respite and general) to 20% of the total number of days of hospice care (both inpatient and in the home) that we provide to Medicare beneficiaries.  Payments for days in excess of this limit are paid at the routine home care rate, and we must reimburse the government for any amounts received in excess of that rate.

Second, hospices are subject to an aggregate payment cap.  This cap amount is calculated annually by multiplying the number of beneficiaries electing hospice care during the year by a statutory amount that is indexed for inflation.  For cap years ended on or after October 31, 2012, and all subsequent cap years, the hospice aggregate cap is calculated using the proportional method.  Under the proportional method, the hospice shall include in its number of Medicare beneficiaries only that fraction which represents the portion of a patient's total days of care in all hospices and all years that were spent in that hospice in that cap year, using the best data available at the time of the calculation. The whole and fractional shares of Medicare beneficiaries' time in a given cap year are then summed to compute the total number of Medicare beneficiaries served by that hospice in that cap year.  The hospice's total Medicare beneficiaries in a given cap year is multiplied by the Medicare per beneficiary cap amount, resulting in that hospice's aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year.  If a hospice exceeds its aggregate cap, then the hospice must repay the excess back to Medicare.  The Medicare cap amount is reduced proportionately for patients who transferred in and out of our hospice services.

Traditionally, the hospice inpatient and aggregate caps covered revenue received and services provided from November 1 to October 31.  The 2017 cap year was an 11 month transition year with cap amounts calculated for the 11 month period from November 1, 2016 to September 30, 2017.  Beginning October 1, 2017, CMS has changed the hospice inpatient and aggregate cap year to coincide with the fiscal year (October 1 to September 30).

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

As of December 31, 2017, we have expanded to 230 facilities with 18,870 operational skilled nursing beds and 5,011 assisted and independent units, through both long-term leases and purchases. We believe our experience in acquiring these facilities and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired facilities to our unique organizational culture and operating systems, which enables us to acquire facilities with limited disruption to patients, residents and facility operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing facilities. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for our skilled nursing facilities for the years ended December 31, 2017, 2016 and 2015 were 75.4%, 75.4% and 77.6%, respectively. Our average occupancy rates for our assisted and independent living facilities for the years ended December 31, 2017, 2016 and 2015 were 76.4%, 76.0%, and 75.3%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 147 facilities that we acquired from 2001 through 2017, the aggregate EBITDAR (See Part II, Item 6 - Selected Financial Data) as a percentage of revenue improved from 12.0% during the first full three months of operations to 13.4% during the thirteenth through fifteenth months of operations.

Strategically Invest In and Integrate Other Post-Acute Care Healthcare Businesses. Another important element to our growth strategy includes acquiring new and existing home health, hospice and other post-acute care healthcare businesses.  Since 2010, we have steadily expanded our home health and hospice businesses through the acquisition of smaller third-party providers.  Our strategy is to provide a more seamless experience to manage the transition of care throughout the post-acute continuum.  Our objective is to simultaneously improve patient outcomes and reduce costs to payers, ACOs and hospital systems.  We believe that the same principles that have guided our skilled nursing and assisted living operations are transferable to these businesses, including reliance on experienced local leaders at the community level to focus on integrating these operations into the continuum of care services we provide. Between 2009 and February 2018, we have acquired 22 hospice agencies, 24 home health and home care agencies, and we are well positioned for continued growth in these and other healthcare businesses.

Labor

 The operation of our skilled nursing and assisted and independent living facilities, home health and hospice operations requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2017, we had approximately 21,301 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2017, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Government Regulation

The types of laws and statutes affecting the regulatory landscape of the skilled nursing industry continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statues, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (OSHA). Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

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

Federal Health Care Reform. On April 16, 2015, the President signed MACRA into law. This law included a number of provisions, including (1) replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services, (2) an extension of the outpatient therapy cap exception process until December 31, 2017; and (3) payment updates for post-acute providers at 1% after other adjustments required by the ACA for 2018. In addition, it increased premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and made numerous other changes to Medicare and Medicaid.
On February 20, 2015, CMS updated the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, include modified calculations for staffing levels and the establishment of more exacting standards for nursing homes to achieve a high rating on the quality measure dimension. Since the standards for performance are more difficult to achieve, the number of our 4 and 5 star facilities could be reduced.
On October 30, 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System (MIPS) that streamlines multiple quality programs and Alternative Payment Models (APMs) that give bonus payments for participation in eligible APMs. The current Value-Based Payment Modifier program is set to expire in 2018, with the first MIPS adjustments to begin in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. The final rule could impact our revenue in the future.
On February 2, 2016, CMS issued its final rule concerning face-to-face requirements for Medicaid home health services. Under the rule, the Medicaid home health service definition was revised to be consistent with applicable sections of the ACA and MACRA. The rule also requires that for the initial ordering of home health services, the physician must document the occurrence of a face-to-face encounter related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule also requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician provider (NPP) must document a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment which occur no more than six months prior to the start of services.
On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independent worsening of ability to move, and use antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporated all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings.

On January 13, 2017, CMS issued a Final Rule revising the conditions of participation for home health agencies serving Medicare beneficiaries.  The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames.  Without any contrary action by the new administration, the new conditions were scheduled to be effective January 13, 2018.
The Improving Medicare Post-Acute Care Transformation Act of 2014 (the IMPACT Act), which was signed into law on October 6, 2014, requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (PACs), including skilled nursing facilities and home health agencies. The IMPACT Act will require PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for post-acute care providers, including skilled nursing facilities, and by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for post-acute care providers, including skilled nursing facilities and by January 1, 2017 for home health agencies. Failure to report such data when required would subject a facility to a 2% reduction in market basket prices then in effect.
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
On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012 into law. This statute created a Commission on Long Term Care, the goal of which is to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and support for individuals in need of such services and supports. Any implementation of recommendations from this commission may have an impact on coverage and payment for our services.
On February 22, 2012, the President signed into law H.R. 3630, which among other things, delayed a cut in physician and Part B services.  In establishing the funding for the law, payments to nursing facilities for patients' unpaid Medicare A co-insurance was reduced. The Deficit Reduction Act of 2005 had previously limited reimbursement of bad debt to 70% on privately responsibile co-insurance. However, under H.R. 3630, this reimbursement will be reduced to 65%.
Further, prior to the introduction of H.R. 3630, we were reimbursed for 100% of bad debt related to dual-eligible Medicare patients' co-insurance.  H.R. 3630 will phase down the dual-eligible reimbursement over three years.  Effective October 1, 2012, Medicare dual-eligible co-insurance reimbursement decreased from 100% to 88%, with further rate reductions to 77% and 65% as of October 1, 2013 and 2014, respectively.  Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.

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

On March 23, 2010, President Obama signed the ACA or the Affordable Care Act into law, which contained several sweeping changes to America’s health insurance system. Among other reforms contained in ACA, many Medicare providers received reductions in their market basket updates. But ACA made no reduction to the market basket update for skilled nursing facilities in fiscal years 2010 or 2011. However, under ACA, the skilled nursing facility market basket update became subject to a full productivity adjustment beginning in fiscal year 2012. In addition, ACA enacted several reforms with respect to skilled nursing facilities and hospice organizations, including payment measures to realize significant savings of federal and state funds by deterring and prosecuting fraud and abuse in both the Medicare and Medicaid programs.

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
Regulations Regarding Our Facilities.  Governmental agencies and other authorities periodically inspect our facilities to assess our compliance with various standards, rules and regulations. The robust regulatory and enforcement environment continues to impact healthcare providers, especially in connection with responses to any alleged noncompliance identified in periodic surveys and other inspections by governmental authorities. Unannounced surveys or inspections generally occur at least annually, and may also follow a government agency's receipt of a complaint about a facility. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration (VA) program at some facilities, and to comply with our provider contracts with managed care clients at many facilities. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to substantially comply with applicable standards, rules or regulations. These notices may require us to take corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on skilled nursing facilities such as admission holds, provisional skilled nursing license or increased staffing requirements. If our facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, or lose our state licenses to operate the facilities.

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health-care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health-care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.
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

 Regulations Regarding Patient Record Confidentiality.  We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA, which relate to the privacy of certain patient information. These rules govern our use and disclosure of protected health information. We have established policies and procedures to comply with HIPAA privacy and security requirements at our affiliated facilities and operating subsidiaries. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches.

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

We derived 40.5% and 39.0% of our revenue from the Medicaid program for the years ended December 31, 2017 and 2016, respectively. We derived 27.9% and 28.8% of our revenue from the Medicare program for the years ended December 31, 2017 and 2016, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On May 19, 2017, CMS issued a final rule which delayed the effective date until May 20, 2017 and the start date was scheduled for January 1, 2018, and the final rule will continue for five performance years.
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

On December 1, 2017, CMS issued a final rule which officially canceled the Episode Payment Models and Cardiac Rehabilitation Incentive Payment Model, rescinding the regulations governing these models. Additionally, the final rule implemented certain revisions to the CJR program, including making participation voluntary for approximately half of the geographic areas, along with other technical refinements. These regulation changes are effective January 1, 2018.
On January 9, 2018, CMS launched a new voluntary bundled payment called Bundled Payments for Care Improvement Advanced (BCPI Advanced). The Model Performance Period for BCPI Advanced commences on October 1, 2018 and runs through December 31, 2023. Under this bundled payment model, participants can earn additional payment if all expenditures for a beneficiary’s episode of care are under a spending target that factors in quality. BPCI Advanced Participants may receive payments for performance on 32 different clinical episodes, such as major joint replacement of the lower extremity (inpatient) and percutaneous coronary intervention (inpatient or outpatient). Participants bear financial risk, have payments under the model tied to quality performance, and are required to use Certified Electronic Health Record Technology. An episode model such as BPCI Advanced supports healthcare providers who invest in practice innovation and care redesign to improve quality and reduce expenditures.
Of note, BPCI Advanced will qualify as the first Advanced Alternative Payment Model (Advanced APM) under the Quality Payment Program. In 2015, Congress passed the Medicare Access and Chip Reauthorization Act or MACRA. MACRA requires CMS to implement a program called the Quality Payment Program or QPP, which changes the way physicians are paid who participate in Medicare. QPP creates two tracks for physician payment - the Merit-Based Incentive Payment System or MIPS track and the Advanced APM track. Under MIPS, providers have to report a range of performance metrics and their payment amount is adjusted based on their performance. Under Advanced APMs, providers take on financial risk to earn the Advanced APM incentive payment that they are participating in.
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
Skilled Nursing
In 2017, CMS proposed an alternative case-mix classification system for fiscal year 2018, named Resident Classification System, Version I (RCS-I). RCS-I, would case-mix adjust for the following major cost categories: Physical therapy (PT), occupational therapy (OT), speech-language pathology (SLP) services, nursing services and non-therapy ancillaries (NTAs). Thus, where RUG-IV consists of two case-mix adjusted components (therapy and nursing), RCS-I would create four (PT/OT, SLP, nursing, and NTA) for a more resident-centered case-mix adjustment. RCS-I would also maintain the existing non-case-mix component to cover utilization of SNF resources that do not vary according to resident characteristics. For two of the case-mix-adjusted components, PT/OT and NTA, RCS-I includes variable per-diem payment adjustments that modify payment based on changes in utilization of these services over the course of a stay. The proposed model will compensate SNFs accurately based on the complexity of the particular beneficiaries they serve and the resources necessary in caring for those beneficiaries and addresses concerns about current incentives for SNFs to delivery therapy to beneficiaries based on financial considerations, rather than the most effective course of treatment for beneficiaries. The proposed RCS-I classification model could improve the SNF PPS by basing payments predominantly on clinical characteristics rather than service provision, thereby enhancing payment accuracy and strengthening incentives for appropriate care. The proposed rule is expected to reduce payments associated with residents in the highest therapy RUG (RU) and increase payments associated with residents who receive extensive services or have high NTA costs. The proposed rule also simplifies the MDS structure and reduces labor needs. Additionally, it is estimated that RCS-I would result in higher payments associated with the following resident types: dual enrollment in Medicare and Medicaid, end-stage renal disease (ESRD), having a longer qualifying inpatient stay, diabetes, wound infections, and use of IV medication.

On July 31, 2017, CMS issued its final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the final rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes revisions to the SNF Quality Reporting Program, including measure and standardized patient assessment data policies, as well as policies related to public display. In addition, it finalized policies for the Skilled Nursing Facility Value-Based Purchasing Program that will affect Medicare payment to SNFs beginning in fiscal year 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The final rule uses a market basket percentage of 1% to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a 2% reduction to the market basket update.  Thus, the increase in the federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements.
On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. The aggregate payments to skilled nursing facilities increased by a net 2.4% for fiscal year 2017. This increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by ACA. This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.
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

On July 30, 2015, CMS published its final rule outlining fiscal year 2016 Medicare payment rates for skilled nursing facilities. The aggregate payments to skilled nursing facilities increased by 1.2% for fiscal year 2016. This increase reflected a 2.3% market basket increase, reduced by a 0.6% point forecast error adjustment and further reduced by 0.5% MFP adjustment required by the Patient Protection and Affordable Care Act (ACA). This final rule also identified a new skilled nursing facility value-based purchasing program and all-cause all-condition hospital readmission measure.

Home Health

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage; a -0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%; and the sunset of the rural add-on provision.

On January 13, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (CoPs). This rule is a continuation of CMS's effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs (QAPI) and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. The new CoPs became effective on January 13, 2018.

On October 31, 2016, CMS issued final payment changes to the Medicare HH PPS for calendar year 2017. Under this rule, Medicare payments were reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies (NRS) conversion factor; and the effects of the revised fixed-dollar loss (FDL) ratio used in determining outlier payments; partially offset by the home health payment update percentage of 2.5%.

On November 5, 2015, CMS issued a final rule updating the Medicare HH PPS rates and wage index for calendar year 2016. In the final rule, CMS implemented the third year of the four year phase-in of rebasing adjustments to the HH PPS payment rates as required by ACA. In addition, CMS decreased the national, standardized 60-day episode payment amount by 0.97% in each year for calendar years 2016, 2017 and 2018.

Pursuant to the rule, CMS also implemented a Home Health Value-Based Purchasing model effective for calendar year 2016, in which all Medicare-certified HHAs in selected states are required to participate. The model applied a payment reduction or increase to current Medicare-certified HHA payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments are applied on an annual basis, beginning at 3.0% in the first payment adjustment year, 5.0% in the second payment adjustment year, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years. The implementation of a home health value-based model resulted in a 1.4% decrease in Medicare payments to home health agencies across the industry.

Lastly, CMS implemented a standardized cross-setting measure for calendar year 2016. The CoPs require home health agencies to submit OASIS assessments as a condition of payment and also for quality measurement purposes. Home health agencies that do not submit quality measure data to CMS incur a 2.0% reduction in their annual home health payment update percentage. Under the rule, all home health agencies are required to timely submit both Start of Care (initial assessment) or Resumption of Care OASIS assessment and a Transfer or Discharge OASIS assessment for a minimum of 70.0% of all patients with episodes of care occurring during the annual reporting period starting July 1, 2015 and ending June 30, 2016, 80% of all patients with episodes occurring during the reporting period starting July 1, 2016 and ending June 30, 2017, and 90% for all episodes beginning on or after July 1, 2017.

Hospice

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a net 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 is increased by 1.0%, which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, there was a net 2.1% increase in the hospices' payments effective October 1, 2016.  The hospice payment increase was the net result of 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the ACA.  The hospice cap amount for fiscal year 2017 increased by 2.1%, which is equal to the 2016 cap amount updated by the fiscal year 2017 hospice payment update percentage of 2.1%. In addition, this rule changes the hospice quality reporting program requirements, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

On July 31, 2015, CMS issued its final rule outlining fiscal year 2016 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries.  Under the final rule, there was a net 1.1% increase in payments effective October 1, 2015.  The hospice payment increase was the net result of a hospice payment update to the hospice per diem rates of 2.1% (a “hospital market basket” increase of 2.4% minus 0.3% for reductions required by law) and a 1.2% decrease in payments to hospices due to updated wage data and the phase-out of its wage index budget neutrality adjustment factor (BNAF), offset by the newly announced Core Based Statistical Areas (CBSA) delineation impact of 0.2%.  The rule also created two different payment rates for routine home care (RHC) that resulted in a higher base payment rate for the first 60 days of hospice care and a reduced base payment rate for 61 or more days of hospice care and a Service Intensity Add-On (SIA) Payment for fiscal year 2016 and beyond in conjunction with the proposed RHC rates.
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

On April 16, 2015, the President signed MACRA into law. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
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
The Improving Medicare Post-Acute Care Transformation Act of 2014 (the IMPACT Act), which was signed into law on October 6, 2014, requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (PACs), including skilled nursing facilities and home health agencies. The IMPACT Act will require PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for post-acute care providers, including skilled nursing facilities by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for post-acute care providers, including skilled nursing facilities and by January 1, 2017 for home health agencies. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect.
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

ACA, as modified by the Reconciliation Act, is projected to expand access to Medicaid for approximately 11 to 13 million additional people each year between 2015-2024. It also reduces the projected growth of Medicare by $106 billion by 2020 by tying payments to providers more closely to quality outcomes. It also imposes new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. This information is disclosed on a website for comparison by members of the public.

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

Under ACA, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program starting in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program was not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-Kickback Statue, the Stark Law and the Civil Monetary Penalties Law.

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
On October 4, 2016, CMS released a final rule that reforms the requirements for long-term care (LTC) facilities, specifically skilled nursing facilities (SNFs) and nursing facilities (NFs), to participate in the Medicare and Medicaid programs. The regulations have not been updated since 1991 and have been revised to improve quality of life, care and services in LTC facilities, optimize resident safety, reflect current professional standards and improve the logical flow of the regulations. The regulations are effective November 28, 2016 and will be implemented in three phases. The first phase was effective November 28, 2016, the second phase was effective November 28, 2017 and the third phase becomes effective November 28, 2019.
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

Increased competition for, or a shortage of, nurses or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to the patients of our operating subsidiaries. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility. An increase in costs associated with, or a shortage of, skilled nurses, could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively would be harmed.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2017, we had seven operating subsidiaries that had probes scheduled or in process, both pre- and post-payment.

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

When a facility is found to be deficient under state licensing and Medicaid and Medicare standards, sanctions may be threatened or imposed such as denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance. In the past, some of our affiliated facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations. In 2016, we elected to voluntarily close one operating subsidiary as a result of multiple regulatory deficiencies in order to avoid continued strain on our staff and other resources and to avoid restrictions on our ability to acquire new facilities or expand or operate existing facilities. In addition, from time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. If we elect to voluntary close any operations in the future or to opt to stop accepting new patients pending completion of a state or federal survey, it could negatively impact our financial condition and results of operation.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had several affiliated facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operating subsidiaries, and have successfully graduated five operating subsidiaries from the program to date. We currently have one facility placed on special focus facility status. Other operating subsidiaries may be identified for such status in the future.

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

The therapy cap exception has been reauthorized in a number of subsequent laws, including the Protecting Access to Medicare Act of 2014. All beneficiaries began a new cap year on January 1, 2017 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $1,980 in 2017 compared to $1,960 in 2016. For occupational therapy (OT) services, the limit is $1,980 in 2017 compared to $1,960 in 2016. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the year ended December 31, 2017 we recorded $0.8 million of hospice cap expense.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2017, 68.4% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the year ended December 31, 2017, we expanded our operations with the addition of twelve stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies, three hospice agencies and one home care agency with a total of 1,360 operational skilled nursing beds and 594 assisted living units. During the year ended December 31, 2016, we added to our operations 18 stand-alone skilled nursing operations, seven post-acute care campuses, two home health agencies and five hospice agencies with a total of 2,799 operational skilled nursing beds and 152 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. On August 10, 2016, CMS modified the Five Star Quality Rating System for nursing homes to include five of the six new quality measures added April 27, 2016 to its consumer-based Nursing Home Compare website as part of an initiative to broaden the quality of information available on that site. They include the rate of rehospitalization, emergency room use, community discharge, improvements in function, and independently worsened ability to move. In 2017, CMS issued a temporary freeze of the Health Inspection Five Star Ratings beginning in 2018 that will last approximately 12 months. The health inspection star rating for recertification surveys and complaints conducted on or after November 28, 2017 will be frozen. The freeze of the Health Inspection Five Star Ratings and the increase in the standards for performance on quality measures could reduce the number of our 4 and 5 star facilities.

In July 17, 2015, CMS announced Home Health Star Ratings for home health agencies. All Medicare-certified HHAs are potentially eligible to receive a Quality of Patient Care Star Rating. The Star Ratings include assessments of quality of patient care based on Medicare claims data and patient experience of care. The Star Rating may impact patient choice of home health agencies and reimbursement from home health agencies, as a higher Star rating indicates better patient care than a lower Star rating. A low Star rating may decrease the number of patients for Medicare reimbursement. On December 14, 2017, CMS announced that the influenza vaccination measure would be removed from consideration in the Quality of Patient Care Star Rating beginning with the April 2018 Home Health Compare refresh, reducing the number of quality measures used from nine to eight.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 20.9% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of December 31, 2017, we leased 167 of our 230 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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
In 2017, we voluntarily discontinued operations at one of our skilled nursing facilities after determining that the facility could not competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, we determined that the costs to renovate the facility would outweigh the future returns from the operation. As part of the arrangement, we remain obligated for lease payments and other obligation under the lease agreement. We have in the past and may need to do so in the future continued to be obligated for lease payments and other obligations under the leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could adversely affect our business, financial condition and results of operations.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.

We maintain a revolving credit facility with a lending consortium. As of December 31, 2017, our operating subsidiaries had $190.6 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. In December 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $13.4 million as of December 31, 2017 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.8 billion of future operating lease obligations as of December 31, 2017. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

The majority of our affiliated facilities have historically been skilled nursing facilities. As we expand our presence in the assisted living, home health and hospice services or other relevant healthcare service, our existing overall business model will continue to change and expose our company to risks in a market in which we have limited experience. Although assisted living operating subsidiaries generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operating subsidiaries. In addition, assisted living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, assisted living, home health and hospice care are regulated by different agencies, and we have less experience with the agencies that regulate assisted living, home health and hospice care. In general, we believe that assisted living is a more competitive industry than skilled nursing. As we expand our presence in the assisted living, home health and hospice services, and other ancillary services we expect that we will have to adjust certain elements of our existing business model, which could have an adverse effect on our business.

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

Nineteen of our affiliated facilities are currently subject to regulatory agreements with HUD that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. In 2006, one of our HUD-insured mortgaged facilities did not pass its HUD inspection. Following an unsuccessful appeal of the decision, we requested a re-inspection. The re-inspection occurred in the fourth quarter of 2009 and the facility passed its HUD re-inspection. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

The Tax Cuts and Jobs Act of 2017 (the Tax Cut) was approved by Congress and signed into law in December 2017. This legislation makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. Moreover, further legislative and regulatory changes may be more likely in the current political environment, particularly to the extent that Congress and the U.S. presidency are controlled by the same political party and significant reform of the tax code has been described publicly as a legislative priority. Significant further changes to the tax code could have an impact on our business, financial condition and results of operations.

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

Facilities. As of December 31, 2017, we operated 230 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 23,881 patients. As of December 31, 2017, we owned 63 of its 230 affiliated facilities and leased an additional 167 facilities through long-term lease arrangements, and had options to purchase 11 of those 167 facilities. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our skilled nursing and assisted and independent living facilities at December 31, 2017:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of operational beds/units
Operational skilled nursing bed	5,634	4,163	3,180	138	1,763	766	841	544	413	542	368	426	92	18,870
Assisted and independent living units	387	735	1,250	758	106	618	98	274	301	142	31	—	311	5,011
Leased without a Purchase Agreement	4,978	4,043	3,845	—	1,248	570	735	453	367	188	399	—	403	17,229
Purchase Agreement or Leased with a Purchase Option	353	318	—	—	130	125	—	—	—	325	—	—	—	1,251
Owned	690	537	585	896	491	689	204	365	347	171	—	426	—	5,401

Home health and hospice agencies. As of December 31, 2016, we had 46 home health, hospice and home care agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington.

The following table provides summary information regarding the locations of our home health, home care and hospice agencies at December 31, 2017:

State	Home Health and Home Care Services	Hospice Services
Arizona	2	4
California(1)	5	3
Colorado	1	1
Idaho(1)	3	3
Iowa	1	1
Nevada	—	1
Oklahoma(1)	2	1
Oregon	1	1
Texas	2	3
Utah(1)	3	3
Washington(1)	4	1
Total	24	22

(1)	Including a home health and a hospice agency that are located in the same location

Item 3.        Legal Proceedings

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard and keep confidential protected health information. In late December 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as required under HIPAA. We believe that we are presently in compliance in all material respects with all applicable laws and regulations.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and we are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
Since 2011, we have been involved in a class action litigation claim alleging violations of state and federal wage and hour laws. In January 2017, we participated in an initial mediation session with plaintiffs' counsel.
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a decision on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. In December 2017, we settled this class action lawsuit and the settlement was approved by the Court. We funded the settlement in December 2017 in the amount of $11.0 million, and it will be distributed to the class members in Q1 of 2018.

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
Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC and MIC. As of December 31, 2017, seven of our operating subsidiaries had probes scheduled and in process, both pre- and post-payment. We anticipate that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of our operating subsidiaries are currently on extended prepayment review, although that may occur in the future.

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

See additional description of our contingencies in Notes 15, Debt, 17, Leases and 19, Commitments and Contingencies in
Notes to Consolidated Financial Statements.

Item 4.        Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices for the common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2016
First Quarter	$23.20	$17.60
Second Quarter	$23.86	$19.13
Third Quarter	$22.10	$17.87
Fourth Quarter	$23.18	$17.60
Fiscal 2017
First Quarter	$22.66	$16.76
Second Quarter	$22.24	$16.51
Third Quarter	$23.35	$18.75
Fourth Quarter	$24.78	$20.81

During fiscal 2017, we declared aggregate cash dividends of $0.1725 per share of common stock, for a total of approximately $8.9 million. As of February 5, 2018, there were approximately 240 holders of record of our common stock.

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

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2012 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 12/31/12 in stock in index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2012	2013	2014	2015	2016	2017
The Ensign Group, Inc.	$100.00	$164.13	$287.36	$294.92	$291.62	$293.84
NASDAQ Market Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
Peer Group	$100.00	$124.32	$178.08	$160.68	$178.50	$132.03

The current composition of the Skilled Nursing Facilities Peer Group 1, SIC Code 8051 is as follows:

Diversicare Healthcare Services, Five Star Quality Care, Inc., National Healthcare Corporation, Genesis Healthcare, Inc., Regional Health Properties, and The Ensign Group, Inc.

Dividend Policy

The following table summarizes common stock dividends declared to shareholders during the two most recent fiscal years:

	Dividend per Share	Aggregate Dividend Declared
		(in thousands)
2016
First Quarter	$0.0400	$2,026
Second Quarter	$0.0400	$2,034
Third Quarter	$0.0400	$2,042
Fourth Quarter	$0.0425	$2,180
2017
First Quarter	$0.0425	$2,171
Second Quarter	$0.0425	$2,178
Third Quarter	$0.0425	$2,189
Fourth Quarter	$0.0450	$2,329

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. From 2002 to 2017, we paid aggregate annual dividends equal to approximately 5% to 18% of our net income, after adjusting for the class action lawsuit of $11.0 million in December 31, 2017 and charge related to the U.S. Government inquiry settlement of $33.0 million and $15.0 million in fiscal years ended December 31, 2013 and 2012, respectively. However, future dividends will continue to be at the discretion of our board of directors, and we may or may not continue to pay dividends at such rate. We expect that the payment of dividends will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Issuer Repurchases of Equity Securities

Stock Repurchase Programs.On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under the program for a period of 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program expired on February 8, 2018. During the year ended December 31, 2017, we repurchased approximately 0.4 million shares of our common stock for a total of $7.3 million.

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

Item 6. Selected Financial Data

All share and per share amounts presented reflect a two-for-one stock split effected in December 2015.The financial data set forth below should be read in connection with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and related notes thereto:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenue	$1,849,317	$1,654,864	$1,341,826	$1,027,406	$904,556
Expense:
Cost of services	1,497,703	1,341,814	1,067,694	822,669	725,989
Charge related to U.S. Government inquiry	—	—	—	—	33,000
Charge related to class action lawsuit	11,000	—	—	—	—
(Gain)/losses related to divestitures (2)	2,321	(11,225)	—	—	—
Rent - cost of services	131,919	124,581	88,776	48,488	13,613
General and administrative expense	80,617	69,165	64,163	56,895	40,103
Depreciation and amortization	44,472	38,682	28,111	26,430	33,909
Total expenses	1,768,032	1,563,017	1,248,744	954,482	846,614
Income from operations	81,285	91,847	93,082	72,924	57,942
Other income (expense):
Interest expense	(13,616)	(7,136)	(2,828)	(12,976)	(12,787)
Interest income	1,609	1,107	845	594	506
Other expense, net	(12,007)	(6,029)	(1,983)	(12,382)	(12,281)
Income before provision for income taxes	69,278	85,818	91,099	60,542	45,661
Provision for income taxes	28,445	32,975	35,182	26,801	20,003
Income from continuing operations	40,833	52,843	55,917	33,741	25,658
Loss from discontinued operations	—	—	—	—	(1,804)
Net income	$40,833	$52,843	$55,917	$33,741	$23,854
Less: net income (loss) attributable to noncontrolling interests	358	2,853	485	(2,209)	(186)
Net income attributable to The Ensign Group, Inc.	$40,475	$49,990	$55,432	$35,950	$24,040
Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$40,475	$49,990	$55,432	$35,950	$25,844
Loss from discontinued operations, net of income tax	—	—	—	—	(1,804)
Net income attributable to The Ensign Group, Inc.	$40,475	$49,990	$55,432	$35,950	$24,040
Net income per share:
Basic:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.79	$0.99	$1.10	$0.80	$0.59
Loss from discontinued operations (1)	—	—	—	—	(0.04)
Net income attributable to The Ensign Group, Inc.	$0.79	$0.99	$1.10	$0.80	$0.55
Diluted:
Income from continuing operations attributable to The Ensign Group, Inc.	$0.77	$0.96	$1.06	$0.78	$0.58
Loss from discontinued operations (1)	—	—	—	—	(0.04)
Net income attributable to The Ensign Group, Inc.	$0.77	$0.96	$1.06	$0.78	$0.54
Weighted average common shares outstanding
Basic	50,932	50,555	50,316	44,682	43,800
Diluted	52,829	52,133	52,210	46,190	44,728
(1) On March 25, 2013, we agreed to terms to sell DRX, a national urgent care franchise system for approximately $8,000, adjusted for certain assets and liabilities. The asset sale was effective on April 15, 2013. The sale resulted in a pre-tax loss of $2,837 for the year ended December 31, 2013. The assets acquired at the initial purchase of DRX, including noncontrolling interest, were recorded at fair value. The initial fair value was greater than total cash paid to acquire all interests in DRX and the subsequent sale price. The sale of DRX has been accounted for as discontinued operations.

(2) In 2016, we completed the sale of seventeen urgent care centers for an aggregate sale price of $41,492. As a result of the sale, we recognized a pretax gain of $19,160, which is included in operating income. The sale transactions did not meet the criteria of a discontinued operation as they do not represent a strategic shift that has or will have a major effect on our operations and financial results.

	December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,337	$57,706	$41,569	$50,408	$65,755
Working capital	142,255	121,934	115,104	83,209	98,540
Total assets	1,102,433	1,001,025	747,759	493,916	716,315
Long-term debt, less current maturities	302,990	275,486	99,051	68,279	251,895
Equity	500,059	460,495	426,985	257,803	357,257
Cash dividends declared per common share	$0.1725	$0.1625	$0.1525	$0.1425	$0.1325

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$125,399	$127,676	$120,708
Adjusted EBITDA	169,276	150,098	135,248
Valuation Metric
Adjusted EBITDAR	284,700	262,194	221,278

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	legal costs and charges related to the settlement of class action lawsuits, insurance claims and the U.S. Government inquiry;

•	share-based compensation expense;

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	results at facilities currently being constructed and other start-up operations;

•	bonus accrual as a result of the Tax Cut and Jobs Act (the Tax Act);

•	losses related to Hurricane Harvey and California fires on impacted operations;

•	operating results and gain on sale of urgent care centers (including the portion related to non-controlling interest);

•	charges related to the Spin-Off;

•	transaction-related costs;

•	professional fees costs fees including costs incurred to recognize income tax credits, tax reform impacts, adoption of the new revenue recognition standard and new systems implementation;

•	break-up fee received in connection with a public auction; and

•	impairment of goodwill.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated statements of income data:
Net income	$40,833	$52,843	$55,917	$33,741	$23,854
Less: net income attributable to noncontrolling interests	358	2,853	485	(2,209)	(186)
Loss from discontinued operations	—	—	—	—	1,804
Interest expense, net	12,007	6,029	1,983	12,382	12,281
Provision for income taxes	28,445	32,975	35,182	26,801	20,003
Depreciation and amortization	44,472	38,682	28,111	26,430	33,909
EBITDA	$125,399	$127,676	$120,708	$101,563	$92,037

Legal costs and charges related to the U.S. Government inquiry, class action lawsuits and settlement of insurance claims(a)	11,177	4,924	—	—	35,622
Share-based compensation expense(b)	9,695	9,101	6,677	—	—
Results related to closed operations and operations not at full capacity, including continued obligations and closing expenses(c)	4,632	8,705	—	—	—
(Earnings)/losses related to facilities currently being constructed and other start-up operations(d)	(3,261)	3,850	3,054	—	1,256
Bonus accrual as a result of the Tax Act(e)	3,100	—	—	—	—
Losses related to Hurricane Harvey and California fires on impacted operations (f)	1,242	—	—	—	—
Operating results and gain on sale of urgent care centers(g)	—	(18,893)	(1,132)	(389)	1,844
Spin-Off charges including results at three independent living facilities transferred to CareTrust(h)	—	—	—	8,904	4,050
Transaction-related costs(i)	717	1,102	1,397	672	288
Costs incurred related to new systems implementation and professional service fee(j)	80	1,148	2,817	138	145
Breakup fee, net of costs, received in connection with a public auction(k)	—	—	(1,019)	—	—
Impairment of goodwill(l)	—	—	—	—	490
Rent related to items(c),(d),(f),(g) and (h) above	16,495	12,485	2,746	1,941	1,009
Adjusted EBITDA	$169,276	$150,098	$135,248	$112,829	$136,741
Rent—cost of services	131,919	124,581	88,776	48,488	13,613
Less: rent related to items(c),(d),(f),(g) and (h) above	(16,495)	(12,485)	(2,746)	(1,941)	(1,009)
Adjusted EBITDAR	$284,700	$262,194	$221,278	$159,376	$149,345
______________________

(a)
Legal costs and charges incurred in connection with the settlement of the class action lawsuits, insurance claims in 2016 and investigation into the billing and reimbursement processes of some of our operating subsidiaries conducted by the DOJ in 2013.

(b) Share-based compensation expense incurred during the years ended December 31, 2017, 2016 and 2015. Adjusted EBITDA and EBITDAR for the years ended December 31, 2014 and 2013 did not include a non-GAAP adjustment related to share-based compensation expense of $5.2 million and $4.4 million, respectively. If adjusted for share-based compensation expense, Adjusted EBITDA for the years ended December 31, 2014 and 2013 would have been $118.0 million and $141.1 million, respectively, and Adjusted EBITDAR for the years ended December 31, 2014 and 2013 would have been $164.6 million and $153.7 million , respectively.

(c)
Represent results at closed operations and operations not at full capacity during the years ended December 31, 2017 and 2016, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. Included in the year ended December 31, 2017 and 2016 results is the loss recovery of $1.3 million of certain losses related to a closed facility in prior year.

(d)	Represents results related to facilities currently being constructed and other start-up operations. This amount excludes rent, depreciation and interest expense.
(e) Bonus accrual as a result of the Tax Act.

(f)	Losses related to Hurricane Harvey and California fires on impacted operations.

(g)
Operating results and gain on sale of urgent care centers. This amount excludes rent, depreciation, interest expense and the net loss attributable to the variable interest entity associated with our urgent care business.

(h)
Spin-Off charges including results at three independent living facilities transferred to CareTrust in connection with the Spin-Off transaction. The Company completed the Spin-Off in 2014. In addition, the results during year ended December 31, 2013 did not include rent expense from CareTrust subsequent to the Spin-Off.

(i)	Costs incurred to acquire operations which are not capitalizable.
(j) Costs incurred related to new systems implementation and professional fees associated with income tax credits, tax reform impacts and adoption of the new revenue recognition standard; and expenses incurred in connection with the stock-split effected in December 2015.

(k)	Break-up fee, net of costs, received in connection with a public auction in which we were the priority bidder.
(l) Impairment charges to goodwill for a skilled nursing facility in Utah during the year ended December 31, 2013.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of December 31, 2017, we offered skilled nursing, assisted living and rehabilitative care services through 230 skilled nursing and assisted living facilities across 13 states. Of the 230 facilities, we owned 63 and operated an additional 167 facilities under long-term lease arrangements, and had options to purchase 11 of those 167 facilities. Our home health and hospice business provides home health, hospice and home care services from 46 agencies across eleven states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of December 31, 2017:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	63	11	156	230
Percentage of total	27.4%	4.8%	67.8%	100.0%
Operational skilled nursing beds	3,443	1,067	14,360	18,870
Percentage of total	18.2%	5.7%	76.1%	100.0%
Assisted and independent living units	1,958	184	2,869	5,011
Percentage of total	39.1%	3.7%	57.2%	100.0%
Recent Activities
Stock Repurchase Program - On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under the program for a period of 12 months. During the year ended December 31, 2017, we repurchased 0.4 million shares of our common stock for a total of $7.3 million.
Sale and Lease Transaction - In March 2017, we entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. Upon closing the transaction, we leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The transaction closed in the second quarter of 2017. We received $38.0 million in proceeds. We recognized a gain on the transaction of $13.2 million, which is deferred, and amortized over the life of the lease.
Lease Terminations - During the first quarter of 2017, we terminated our lease obligations on four transitional care facilities that are currently under development and one newly constructed stand-alone skilled nursing operation. We recorded $1.2 million in lease termination costs and long-lived asset impairment.
Class action lawsuit - In the first quarter of 2017, we recorded an estimated liability of $11.0 million related to the pending settlement of a class action lawsuit. We funded the settlement in the amount of $11.0 million in December 2017, and the settlement will be distributed to the class members in Q1 of 2018.
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
HUD Mortgage Loans - In December 2017, seventeen of our subsidiaries entered into mortgage loans in the amount of $112.0 million. The mortgage loans are insured with HUD, which subjects these subsidiaries to HUD oversight and periodic inspections.
The Tax Act - On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the Tax Act). The Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.
The Tax Act had the following effects on our income tax expense for the year ended December 31, 2017:
•Under Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We have estimated the impact of the revaluation of our deferred tax assets and liabilities, which resulted in a decrease to our net deferred income tax asset by $3.9 million and is reflected as an increase in our income tax expense in our results for the year ended December 31, 2017.
•The Tax Act is generally effective for tax years beginning on January 1, 2018. As such, the reduction in the corporate income tax rate from 35% to 21% will be effective for the fiscal year ended December 31, 2018.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.

The ultimate impact of the Tax Act on our reported results may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Tax Act different from that presently contemplated.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total routine revenue (less revenue from assisted living services) and as a percentage of total patient days (less days from assisted living services):

	Year Ended December 31,
	2017	2016	2015
Skilled Mix:
Days	30.3%	30.9%	30.4%
Revenue	51.1%	52.5%	52.6%
Quality Mix:
Days	42.8%	43.4%	42.5%
Revenue	59.7%	61.0%	60.8%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Occupancy for transitional and skilled services:
Operational beds at end of period	18,870	17,724	14,925
Available patient days	6,699,025	6,125,902	4,991,886
Actual patient days	5,050,140	4,620,735	3,873,409
Occupancy percentage (based on operational beds)	75.4%	75.4%	77.6%

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

	Year Ended December 31,
	2017	2016	2015
Occupancy for assisted and independent living services:
Occupancy percentage (units)	76.4%	76.0%	75.3%
Average monthly revenue per unit	$2,800	$2,746	$2,644

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Home health services:
Average Medicare Revenue per Completed Episode	$3,028	$2,986	$2,929
Hospice services:
Average Daily Census	1,102	905	679
Segments
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

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah and Washington as of December 31, 2017. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of December 31, 2017, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of December 31, 2017, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provided daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In 2016, we completed the sale of all our urgent care centers.

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
Revenue from the Medicare and Medicaid programs accounted for 68.4%, 67.8%and 69.1% of our consolidated total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. We record revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. Our revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded adjustments to revenue which were not material to our consolidated revenue for the years ended December 31, 2017, 2016 and 2015.
Our service specific revenue recognition policies are as follows:
Skilled Nursing Revenue
Our revenue is derived primarily from providing long-term healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts, rates on a per patient, daily basis, or as services are performed.
Assisted and Independent Living Revenue
Our revenue is recorded when services are rendered on the date services are provided at amounts billable to individual residents and consists of fees for basic housing and assisted living care. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rate on a per resident, daily basis or as services are provided. Revenue for certain ancillary charges is recognized as services are provided, and such fees are billed monthly in arrears.
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
We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Therefore, we believe reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.
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
Non-Medicare Revenue
Episodic Based Revenue - We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
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
In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type and the status of ongoing disputes with third-party payors. On an annual basis, the historical collection percentages are reviewed by payor and by state and are updated to reflect recent collection experience. In order to determine the appropriate reserve rate percentages which ultimately establish the allowance, we analyze historical cash collection patterns by payor and by state. The percentages applied to the aged receivable balances are based on our historical experience and time limits, if any, for managed care, Medicare, Medicaid and other payors. We periodically refine our estimates of the allowance for doubtful accounts based on experience with the estimation process and changes in circumstances.
Self-Insurance

We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. Starting on January 1, 2017, the combined self-insured retention was $0.5 million per claim, subject to an additional one-time deductible of $0.8 million for California affiliated operations and a separate, one-time, deductible of $1.0 million for non-California operations. For all affiliated operations, except those located in Colorado, the third-party coverage above these limits was $1.0 million per claim, $3.0 million per operation, with a $5.0 million blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1.0 million per claim and $3.0 million per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
We self-fund medical (including prescription drugs) and dental healthcare benefits to the majority of our employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect our company against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.3 million for each covered person with an additional one-time aggregate individual stop loss deductible of $0.1 million. Beginning 2016, our policy does not include the additional one-time aggregate individual stop loss deductible of $0.1 million.
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
The Tax Act increased our income tax expense by $3.9 million for the year ended December 31, 2017. The Tax Act will decrease the corporate income tax rate from 35.0% to 21.0% beginning on January 1, 2018. We expect meaningful benefits from this reduction to continue from its enactment in future periods.

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

Recent Accounting Standards Adopted by the Company

In March 2016, the FASB issued a new standard to simplify several aspects the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for us in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of income tax expense, rather than in paid-in-capital, net of tax, of $3.4 million, for the year ended December 31, 2017.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance prospectively, resulting in an increase to operating cash flow for the year ended December 31, 2017, and the prior year period has not been adjusted.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In May 2017, the FASB issued amended authoritative guidance to provide guidance on types of changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting under ASC 718. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be our fiscal year 2018, with early adoption permitted in certain cases. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The ASU provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be our fiscal year 2018, with early adoption permitted in certain cases. The new guidance is required to be applied on a prospective basis. The effect of the implementation will depend upon the nature of our future acquisitions.

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

In October 2016, the FASB issued amended authoritative guidance to require companies to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for our fiscal year beginning January 1, 2018. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements based on our historical activity. Furthermore, the actual impact of implementation will largely depend on future intra-entity asset transfers, if any.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases

(term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be our fiscal year 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheets.

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

In March 2016, the FASB issued its standard to amend the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard, which includes accounting implication related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. The guidance has the same effective date as the new revenue standard and we are required to adopt the guidance by using the same transition method we would use to adopt the new revenue standard. Our evaluation of the adoption method and impact to the consolidated financial statements is performed concurrently with the new revenue standard below.

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and subsequently performed additional analysis of revenue streams and transactions under the new standard. In particular, we performed analysis into the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics, such that revenue for a given portfolio would not be materially different than if it were evaluated on a contract-by-contract basis. The adoption plan has been completed and the impact to the consolidated financial statements for periods subsequent to adoption is not material. As part of the impact assessment, we evaluated any variable consideration, potential constraints on the estimate of variable consideration, and significant financing components, in particular as it related to third party settlements. We anticipate that for periods subsequent to adoption, the majority of what is currently classified as bad debt expense under operating expenses will be treated as an implicit price concession factored into net revenue, consistent with the intent of the standard. The new standard also requires enhanced disclosures related to the disaggregation of revenue, information about contract balances, and other disclosures about contracts with customers, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. We adopted the new revenue standard as of January 1, 2018 using the modified retrospective method and the adoption did not have a material impact.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	81.0	81.1	79.6
Charge related to class action lawsuit (Note 19)	0.6	—	—
(Gains)/losses related to divestitures (Note 7 and 17)	0.1	(0.7)	—
Rent—cost of services (Note 17)	7.1	7.5	6.6
General and administrative expense	4.4	4.2	4.8
Depreciation and amortization	2.4	2.3	2.1
Total expenses	95.6	94.4	93.1
Income from operations	4.4	5.6	6.9
Other income (expense):
Interest expense	(0.7)	(0.4)	(0.2)
Interest income	0.1	0.1	0.1
Other expense, net	(0.6)	(0.3)	(0.1)
Income before provision for income taxes	3.8	5.3	6.8
Provision for income taxes	1.5	2.0	2.6
Net income	2.3	3.3	4.2
Less: net income attributable to noncontrolling interests	0.1	0.2	—
Net income attributable to The Ensign Group, Inc.	2.2%	3.1%	4.2%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

	Year Ended December 31,
	2017		2016
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$1,545,210	83.6%	$1,374,803	83.1%
Assisted and independent living services	136,646	7.4	123,636	7.5
Home health and hospice services:
Home health	73,045	3.9	60,326	3.6
Hospice	69,358	3.8	55,487	3.4
Total home health and hospice services	142,403	7.7	115,813	7.0
All other (1)	25,058	1.3	40,612	2.4
Total revenue	$1,849,317	100.0%	$1,654,864	100.0%
(1) Includes revenue from services generated in our other ancillary services for the year ended December 31, 2017 and 2016 and urgent care centers for the year ended December 31, 2016.

Our consolidated revenue increased $194.5 million, or 11.8% in fiscal year 2017. Our transitional and skilled services revenue increased by $170.4 million, or 12.4%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services increased by $13.0 million, or 10.5%, mainly due to the increase in average monthly revenue per unit and occupancy compared to the prior year period, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $26.6 million, or 23.0%, mainly due to an increase in volume in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2016 increased our consolidated revenue by $156.4 million in 2017 when comparing to 2016. Consolidated revenue for the year ended December 31, 2016 included $24.8 million of revenue related to urgent care centers that we sold in the third and fourth quarter of 2016.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category in fiscal 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue	$1,545,210	$1,374,803	$170,407	12.4%
Number of facilities at period end	160	149	11	7.4%
Number of campuses at period end*	21	21	—	—%
Actual patient days	5,050,140	4,620,735	429,405	9.3%
Occupancy percentage — Operational beds	75.4%	75.4%		—%
Skilled mix by nursing days	30.3%	30.9%		(0.6)%
Skilled mix by nursing revenue	51.1%	52.5%		(1.4)%

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue	$975,203	$942,854	$32,349	3.4%
Number of facilities at period end	93	93	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	3,083,292	3,099,764	(16,472)	(0.5)%
Occupancy percentage — Operational beds	78.4%	78.1%		0.3%
Skilled mix by nursing days	30.0%	29.8%		0.2%
Skilled mix by nursing revenue	50.8%	51.3%		(0.5)%

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue	$310,545	$292,360	$18,185	6.2%
Number of facilities at period end	37	37	—	—%
Number of campuses at period end*	3	3	—	—%
Actual patient days	988,246	963,760	24,486	2.5%
Occupancy percentage — Operational beds	74.2%	71.4%		2.8%
Skilled mix by nursing days	35.5%	36.5%		(1.0)%
Skilled mix by nursing revenue	54.3%	56.8%		(2.5)%

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$257,594	$134,828	$122,766	NM
Number of facilities at period end	30	18	12	NM
Number of campuses at period end*	7	6	1	NM
Actual patient days	973,027	536,495	436,532	NM
Occupancy percentage — Operational beds	68.5%	71.4%		NM
Skilled mix by nursing days	25.8%	27.5%		NM
Skilled mix by nursing revenue	48.0%	52.4%		NM

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Facility Closed Results(4):
Skilled nursing revenue	$1,868	$4,761	$(2,893)	NM
Actual patient days	5,575	20,716	(15,141)	NM
Occupancy percentage — Operational beds	34.3%	37.5%		NM
Skilled mix by nursing days	46.7%	20.1%		NM
Skilled mix by nursing revenue	71.5%	42.0%		NM
__________________
* Campus represents a facility that offers both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2014.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2014 to December 31, 2015.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2016.

(4)	Facility Closed results represents closed operations during 2017 and 2016, which were excluded from Recently Acquired results for the years ended December 31, 2017 and 2016, for comparison purposes.

Transitional and skilled services revenue increased $170.4 million, or 12.4% in fiscal year 2017. Of the $170.4 million increase, Medicare and managed care revenue increased $55.1 million, or 8.5%, Medicaid custodial revenue increased $82.0 million, or 15.7%, private and other revenue increased $17.9 million, or 14.7%, and Medicaid skilled revenue increased $15.4 million, or 17.5%.

Transitional and skilled services revenue generated by Same Facilities increased $32.3 million, or 3.4%, on a comparable basis. The following is a description of notable comparable revenue changes:

•
Our Medicaid revenue, including Medicaid skilled revenue, increased by $32.1 million, or 7.4%, mainly driven by an increase in Medicaid days. We also experienced an increase in Medicaid revenue per patient day as a result of our participation in the quality improvement programs and the supplemental programs in various states.

•	Our managed care revenue increased by $13.1 million, or 8.4%, due to an increase in managed care days and an increase in managed care revenue per patient day.

•	Our Medicare revenue decreased by $10.6 million, or 4.0%, primarily due to a decrease in Medicare days, partially offset by an increase in Medicare revenue per patient day.

•
In addition, our Same Facilities patient days decreased compared to fiscal 2016 due to evacuations and subsequent structural work damaged by Hurricane Harvey and California fires. All evacuation orders were lifted and our operations re-opened in the fourth quarter of 2017. We also currently have one operation undergoing structural renovations and is expected to re-open in the second quarter of 2018.

Transitional and skilled services revenue generated by Transitioning Facilities increased $18.2 million, or 6.2%. This is due to increases in total patient days and revenue per patient day of 2.5% and 3.6%, respectively.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $122.8 million mainly due to thirty-seven operations we acquired between January 1, 2016 and December 31, 2017 in seven states.

Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth for our turnaround acquisitions. In the future, if we acquire additional turnaround operations into our overall portfolio, we expect this trend to continue. Accordingly, we anticipate our overall occupancy will vary from period to period based upon the maturity of the facilities within our portfolio.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Skilled Nursing Average Daily Revenue Rates:
Medicare	$601.53	$583.21	$548.09	$528.65	$506.27	$486.45	$569.77	$556.89
Managed care	445.73	428.13	445.45	438.21	414.34	401.22	440.55	428.53
Other skilled	483.23	468.59	369.82	369.59	449.89	—	451.16	441.86
Total skilled revenue	518.82	505.95	470.65	462.84	468.89	457.58	499.51	490.18
Medicaid	217.22	205.82	215.49	201.24	172.02	154.73	208.24	198.92
Private and other payors	212.72	197.11	233.26	208.11	191.16	167.15	209.72	197.87
Total skilled nursing revenue	$307.47	$294.12	$307.77	$297.20	$252.02	$240.27	$296.84	$288.93

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.1% and 3.7%, respectively. The increase is attributable to the mandated 1.0% market basket percentage that became effective in October 2017, which was preceded by a 2.4% net market basket increase that went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was the result of continuous shift towards higher acuity patients.

Our average Medicaid rates increased 4.7% primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Revenue:
Medicare	25.1%	27.2%	24.3%	25.5%	30.5%	36.8%	25.8%	27.8%
Managed care	17.2	16.4	22.0	24.1	16.9	15.6	18.1	17.9
Other skilled	8.5	7.7	8.0	7.2	0.6	—	7.2	6.8
Skilled mix	50.8	51.3	54.3	56.8	48.0	52.4	51.1	52.5
Private and other payors	8.0	8.5	7.0	6.2	13.4	12.7	8.6	8.5
Quality mix	58.8	59.8	61.3	63.0	61.4	65.1	59.7	61.0
Medicaid	41.2	40.2	38.7	37.0	38.6	34.9	40.3	39.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Days:
Medicare	12.8%	13.7%	13.6%	14.3%	15.2%	18.2%	13.4%	14.4%
Managed care	11.8	11.3	15.2	16.3	10.3	9.3	12.2	12.0
Other skilled	5.4	4.8	6.7	5.9	0.3	—	4.7	4.5
Skilled mix	30.0	29.8	35.5	36.5	25.8	27.5	30.3	30.9
Private and other payors	11.9	12.6	9.3	8.9	17.7	18.4	12.5	12.5
Quality mix	41.9	42.4	44.8	45.4	43.5	45.9	42.8	43.4
Medicaid	58.1	57.6	55.2	54.6	56.5	54.1	57.2	56.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)		Change	% Change
Revenue	$136,646	$123,636	$13,010	10.5%
Number of facilities at period end	49	40	9	22.5%
Number of campuses at period end	21	21	—	—%
Occupancy percentage (units)	76.4%	76.0%		0.4%
Average monthly revenue per unit	$2,800	$2,746	$54	2.0%
Assisted and independent living revenue of $136.6 million increased 10.5% on a comparable basis primarily due to an increase in average monthly revenue per unit of 2.0% and occupancy of 0.4%, coupled with revenue generated from the addition of sixteen assisted and independent living operations in five states between January 1, 2016 and December 31, 2017.
Home Health and Hospice Services

	Year Ended December 31,
	2017	2016	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$73,045	$60,326	$12,719	21.1%
Hospice services	69,358	55,487	13,871	25.0
Total home health and hospice revenue	$142,403	$115,813	$26,590	23.0%
Home health services:
Average Medicare Revenue per Completed Episode	$3,028	$2,986	$42	1.4%
Hospice services:
Average Daily Census	1,102	905	197	21.8%
Home health and hospice revenue increased $26.6 million, or 23.0%. Of the $26.6 million increase, Medicare and managed care revenue increased $21.7 million, or 22.1%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of eleven home health and hospice operations in eight states between January 1, 2016 and December 31, 2017.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Cost of Services
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Year Ended December 31, 2017	$1,267,169	$89,626	$119,765	$21,143	$1,497,703
Year Ended December 31, 2016	$1,130,691	$78,872	$96,753	$35,498	$1,341,814

Consolidated cost of services increased $155.9 million, or 11.6% compared to fiscal 2016.

Transitional and Skilled Services

	Year Ended December 31,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$1,267,169	$1,130,691	$136,478	12.1%
Revenue percentage	82.0%	82.2%		(0.2)%

Cost of services related to our transitional and skilled services segment increased $136.5 million, or 12.1%, due primarily to additional costs at Recently Acquired Facilities of $99.1 million and organic operational growth. Cost of services as a percentage of revenue decreased to 82.0%, mainly due to the decrease in bad debt expense and ancillary costs, offset by an increase in wage and health insurance costs.

Assisted and Independent Living Services

	Year Ended December 31,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$89,626	$78,872	$10,754	13.6%
Revenue percentage	65.6%	63.8%		1.8%

Cost of services related to our assisted and independent living services segment increased $10.8 million, or 13.6%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 1.8% as a result of the increase in wage and health insurance costs.

Home Health and Hospice Services

	Year Ended December 31,			%
	2017	2016	Change	Change
	(Dollars in thousands)
Cost of service dollars	$119,765	$96,753	$23,012	23.8%
Revenue percentage	84.1%	83.5%		0.6%

Cost of services related to our home health and hospice services segment increased $23.0 million, or 23.8% due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.6% primarily due to costs related to health insurance costs, contract therapy and bad debt expenses.

Charge related to class action lawsuit. We recorded a liability of $11.0 million in fiscal 2017 related to the settlement of a class action lawsuit. Similar charges did not occur for 2016.

(Gains)/losses related to operational closures. We recorded a loss of $4.0 million related to the closure of operations and lease terminations in fiscal 2017. This amount is offset by the recovery of $1.3 million of certain losses that were recorded related to the closure of an operation in 2016. In fiscal 2016, we recorded $7.9 million of losses related to the closure of operations and a gain on the sale of three urgent care centers of $19.2 million.

Rent — Cost of Services. Our rent — cost of services as a percentage of total revenue decreased by 0.4% to 7.1% in fiscal 2017 primarily due to the acquisition of real estate of fifteen assisted living operations in the fourth quarter of 2016 that were previously operated under long-term leases, partially offset by the additional rent expense as a result of the sale-leaseback transaction and new leases for newly opened and acquired operations.
General and Administrative Expense. Our general and administrative expense rate increased by 0.2% to 4.4%, mainly due to the additional bonus accrual related to the Tax Cut. Without the bonus accrual, general and administration expense as a percentage of revenue would have been 4.2%, which is consistent with prior year.
Depreciation and Amortization. Depreciation and amortization expense increased $5.8 million, or 15.0%, to $44.5 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Of the depreciation and amortization at Recently Acquired Facilities for the year ended December 31, 2017, $0.7 million represented amortization expense of patient base intangible assets which are amortized over four to eight months. Depreciation and amortization expense increased as a percentage of revenue by 0.1% to 2.4%.
Other Expense, net. Other expense, net increased $6.0 million to $12.0 million. Other expense as a percentage of revenue increased by 0.3% to 0.6% due to interest expense incurred related to additional borrowings under our credit facility.
Provision for Income Taxes.  Our effective tax rate was 41.1% for the year ended December 31, 2017 compared to 38.4% for the same period in 2016. The higher effective tax rate reflects the impact of the Tax Act from our revaluation of our net deferred tax assets of $3.9 million and increases in certain non-taxable and non-deductible items, offset by a tax benefit from share-based payment awards recorded in income tax expense resulting from our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2017. See Note 2 and Note 14 in the Notes to the Consolidated Financial Statements for further discussion.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Year Ended December 31,
	2016		2015
	Revenue Dollars	Revenue Percentage	Revenue Dollars	Revenue Percentage
	(Dollars in thousands)
Transitional and skilled services	$1,374,803	83.1%	$1,126,388	83.9%
Assisted and independent living services	123,636	7.5	88,129	6.6
Home health and hospice services:
Home health	60,326	3.6	47,955	3.6
Hospice	55,487	3.4	42,401	3.2
Total home health and hospice services	115,813	7.0	90,356	6.8
All other (1)	40,612	2.4	36,953	2.7
Total revenue	$1,654,864	100.0%	$1,341,826	100.0%
(1) Includes revenue from services generated in our other ancillary services and our urgent care centers for the years ended December 31, 2016 and 2015.

Our consolidated revenue increased $313.0 million, or 23.3%. Our transitional and skilled services revenue increased by $248.4 million, or 22.1%, mainly attributable to the increase in patient days, revenue per patient day and the impacts of acquisitions. Our assisted and independent living services increased by $35.5 million, or 40.3%, mainly due to the increase in occupancy and average monthly revenue per unit compared to the prior year period. Our home health and hospice services revenue increased by $25.5 million, or 28.2%, mainly due to an increase in volume and average daily census in existing agencies combined with acquisitions. Revenue from acquisitions increased consolidated revenue by $271.4 million in 2016 when comparing to 2015.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category in fiscal 2016 and 2015:

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
Facility Closed Results(4):
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

(4)
Facility Closed represents the result of one facility closed during the first quarter of 2016. These results were excluded from Same Facility results for the year ended December 31, 2015 for comparison purposes.

Transitional and skilled services revenue increased $248.4 million, or 22.1%. Of the $248.4 million increase, Medicare and managed care revenue increased $117.2 million, or 22.2%, Medicaid custodial revenue increased $90.7 million, or 21.1%, private and other revenue increased $24.9 million, or 25.7%, and Medicaid skilled revenue increased $15.6 million, or 21.7%.

Transitional and skilled services revenue generated by Same Facilities increased $26.9 million, or 3.1%, on a comparable basis. The following is a description of notable comparable revenue changes:

•
Our Medicaid revenue, including Medicaid skilled revenue, increased by $24.5 million, or 6.2%, which was driven by a 6.6% increase in Medicaid revenue per patient day driven by our participation in quality improvement and the supplemental programs, coupled with the add-on to the reimbursement rate in California. These increases in revenue per patient day are partially offset by a 0.7% decrease in Medicaid days.

•	Our managed care revenue increased by $8.2 million, or 5.9%, as a result of a 4.7% increase in managed care days as well as a 1.2% increase in managed care revenue per patient day.

•	Our Medicare revenue decreased by $11.6 million, or 4.4%, primarily due to a 9.8% decrease in Medicare days, partially offset by a 3.8% increase in Medicare revenue per patient day.

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

Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.8%. The increase was attributable to a 2.4% net market basket increase, which went into effect in October 2016, compared to a net market basket increase of 1.2%, which went into effect in October 2015. In addition, the increase in Medicare daily rates was impacted by the continuous shift towards higher acuity patients.

The average Medicaid rates increased 3.0% primarily due to increases in rates in various states, supplemental Medicaid payments received from the supplemental payment programs in various states, the quality improvement program and the add-on to the reimbursement rate in California.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Revenue:
Medicare	27.2%	29.6%	23.4%	23.9%	32.2%	29.1%	27.8%	28.6%
Managed care	16.1	15.7	26.1	25.6	18.5	16.5	17.9	17.2
Other skilled	8.0	7.2	5.9	5.2	3.7	5.7	6.8	6.8
Skilled mix	51.3	52.5	55.4	54.7	54.4	51.3	52.5	52.6
Private and other payors	8.3	8.0	7.2	8.3	9.7	9.8	8.5	8.2
Quality mix	59.6	60.5	62.6	63.0	64.1	61.1	61.0	60.8
Medicaid	40.4	39.5	37.4	37.0	35.9	38.9	39.0	39.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Percentage of Skilled Nursing Days:
Medicare	13.7%	14.9%	12.1%	12.1%	17.3%	16.6%	14.4%	14.6%
Managed care	11.3	10.7	16.3	15.6	11.9	10.7	12.0	11.4
Other skilled	5.1	4.6	5.0	4.5	2.5	3.6	4.5	4.4
Skilled mix	30.1	30.2	33.4	32.2	31.7	30.9	30.9	30.4
Private and other payors	12.3	12.0	10.6	11.7	14.0	13.3	12.5	12.1
Quality mix	42.4	42.2	44.0	43.9	45.7	44.2	43.4	42.5
Medicaid	57.6	57.8	56.0	56.1	54.3	55.8	56.6	57.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)		Change	% Change
Revenue	$123,636	$88,129	$35,507	40.3%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end	21	15	6	40.0%
Occupancy percentage (units)	76.0%	75.3%		0.7%
Average monthly revenue per unit	$2,746	$2,644	$102	3.9%
Assisted and independent living revenue increased $35.5 million, or 40.3%. The increase in revenue is primarily due to the increase in average monthly revenue per unit of 3.9% and occupancy of 0.7%, coupled with the addition of 14 assisted and independent living operations in four states between January 1, 2015 and December 31, 2016.
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
Cost of Services

The following table sets forth our total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Cost of Services
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice	All Other	Total
Year Ended December 31, 2016	$1,130,691	$78,872	$96,753	$35,498	$1,341,814
Year Ended December 31, 2015	$902,352	$57,396	$74,557	$33,389	$1,067,694

Consolidated cost of services increased $274.1 million, or 25.7%, compared to fiscal year 2015 primarily due to acquisitions.

Transitional and Skilled Services

	Year Ended December 31,			%
	2016	2015	Change	Change
	(Dollars in thousands)
Cost of service dollars	$1,130,691	$902,352	$228,339	25.3%
Revenue percentage	82.2%	80.1%		2.1%

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
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid for business acquisitions was $89.6 million, $64.3 million and $110.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total capital expenditures for property and equipment were $57.2 million, $65.7 million and $60.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2018. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2017, we held debt security investments of approximately $41.8 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$72,952	$73,888	$33,369
Net cash used in investing activities	(106,593)	(210,636)	(168,538)
Net cash provided by financing activities	18,272	152,885	126,330
Net (decrease)/increase in cash and cash equivalents	(15,369)	16,137	(8,839)
Cash and cash equivalents at beginning of period	57,706	41,569	50,408
Cash and cash equivalents at end of period	$42,337	$57,706	$41,569
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Our net cash provided by operating activities for the year ended December 31, 2017 decreased by $0.9 million. The decrease was primarily due to the settlement of class action lawsuit of $11 million and timing of payments of other operating assets and liabilities such as prepaid income taxes and prepayment expenses to take advantage of the Tax Act, offset by various payments and collections. Operating activities for the year ended December 31, 2016 include the gain on sale of urgent care centers of $19.2 million. Similar gains did not occur in 2017.
Our net cash used in investing activities for the year ended December 31, 2017 decreased by $104.0 million. In fiscal 2016, we acquired the real estate of fifteen assisted living operations of $120.2 million. We also decreased our spending in capital expenditures by $8.5 million in fiscal 2017, coupled with cash proceeds we received from the sale-leaseback transaction of $38.0 million. These are partially offset by the increase business acquisitions of $25.3 million.
Our net cash provided by financing activities decreased by $134.6 million. This decrease was primarily due to the decrease in net long-term debt proceeds of $152.6 million during the year ended December 31, 2017 compared to December 31, 2016. This reduction is offset by a decrease in repurchases of common stock of $22.7 million when comparing the year ended December 31, 2017 to the year ended December 31, 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Our net cash provided by operating activities for the year ended December 31, 2016 increased by $40.5 million. The increase was primarily due to the timing in accounts receivable collections and payments of the other operating assets and liabilities such as accounts payable and other accrued expenses. Operating activities for the year ended December 31, 2016 include the gain on sale of urgent care centers of $19.2 million. Similar gains did not occur in 2015.
Our net cash used in investing activities for the year ended December 31, 2016 increased by $42.1 million. The increase was primarily the result of the increase in purchases of business and asset acquisitions of $73.6 million, partially offset by the cash received from the sale of the urgent care centers of $40.7 million. In addition, capital expenditures increased by $5.7 million. The increase in capital expenditures in 2016 resulted from our continued investments in connection with constructing new facilities in existing and new markets and our continued investment in expanding and renovating our existing operations.
Our net cash provided by financing activities increased by $26.6 million. This increase was primarily due to the receipt of $510.0 million in borrowing proceeds from our amendment of the credit facilities during the year ended December 31, 2016, partially offset by an increase in long-term debt repayments of $345.1 million and by the repurchases of common stock of $30.0 million.
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Credit facilities and term loans	$193,189	$65,000	$85,000	$270,125	$190,625
Mortgage loan and promissory notes	66,117	3,390	14,671	14,032	125,394
Total	$259,306	$68,390	$99,671	$284,157	$316,019

The following table represents our cumulative growth from 2010 to the present:

	December 31,
	2010	2011	2012	2013	2014	2015	2016	2017
Cumulative number of skilled nursing, assisted and independent living facilities	82	102	108	119	136	186	210	230
Cumulative number of home health, home care and hospice agencies	3	7	10	16	25	32	39	46

Credit Facility with a Lending Consortium Arranged by SunTrust
We maintain a credit facility with a lending consortium arranged by SunTrust (as amended to date, the Credit Facility). We originally entered into the Credit Facility in an aggregate principal amount of $150.0 million in May 2014. Under the Credit Facility, we could seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million. Loans made under the Credit Facility are not subject to interim amortization. We are not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility.

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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2017, our operating subsidiaries had $190.6 million outstanding under the Credit Facility. The outstanding balance on the on the term loan was $140.6 million, of which $7.5 million is classified as short-term and the remaining $133.1 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $50.0 million, which is classified as long-term. We were in compliance with all loan covenants as of December 31, 2017.

As of February 2, 2018, there was approximately $195.6 million outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

During the fourth quarter of 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million. The mortgage loans are insured with Department of Housing and Urban Development (HUD), which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates of 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. During the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 30 to 35-years. The borrowings were arranged by Lancaster Pollard Mortgage Company, LLC, and insured by HUD. Loan proceeds were used to pay down previously drawn amounts on our revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped used to fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

In addition to the HUD mortgage loans above, we have outstanding indebtedness under mortgage loans insured with HUD and promissory note issued in connection with various acquisitions. These mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The terms of the mortgage loans and note are between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities.

As of December 31, 2017, our operating subsidiaries had $125.4 million outstanding under the mortgage loans and note, of which $2.4 million is classified as short-term and the remaining $123.0 million is classified as long-term.

Contractual Obligations, Commitments and Contingencies

The following table sets forth our principal contractual obligations and commitments as of December 31, 2017, including the future periods in which payments are expected:

	2018	2019	2020	2021	2022	Thereafter	Total
			(In thousands)
Operating lease obligations	$135,841	$135,395	$135,149	$134,942	$133,446	$1,080,348	$1,755,121
Long-term debt obligations	$9,939	$10,106	$10,203	$170,926	$2,904	$111,941	$316,019
Interest payments on long-term debt	$9,397	$9,159	$8,783	$4,328	$3,837	$59,982	$95,486
Total	$155,177	$154,660	$154,135	$310,196	$140,187	$1,252,271	$2,166,626
Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, workers' compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this Annual Report.
We lease from CareTrust REIT, Inc. (CareTrust) real property associated with 92 affiliated skilled nursing, assisted living and independent living facilities used in our operations under the Master Leases as a result of the tax free spin-off (Spin-Off). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%.
We do not have the ability to terminate the obligations under a Master Lease prior to its expiration without CareTrust’s consent. If a Master Lease is terminated prior to its expiration other than with CareTrust’s consent, we may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and as well as maintenance and repair costs for the leased property.
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $57.2 million, $56.3 million and $56.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of December 31, 2017, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $132.9 million, $125.2 million and $89.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
In March 2017, we voluntarily discontinued operations at one of our skilled nursing facilities after determining that the facility could not competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, we determined that the costs to renovate the facility could outweigh the future returns from the operation. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rent expense paid in 2017, or expected to be paid in future periods, and has no material impact on our lease coverage ratios under the Master Leases. We recorded a continued obligation liability under the lease and related closing expenses of $2.8 million, including the present value of rental payments of approximately $2.7 million. Residents of the affected facility were transferred to local skilled nursing facilities.
During the first quarter of 2016, we voluntarily discontinued operations in one of our skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, we entered into an agreement with our landlord allowing for the closure of the property as well as other provisions to allow our landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rental payments and has no material impact on our lease coverage ratios under the Master Leases. We recorded a continued obligation liability under the lease and related closing expenses of $7.9 million, including the present value of rental payments of approximately $6.5 million, which was recognized in 2016. During fiscal 2017, we recovered $1.3 million of certain losses that were recorded in 2016 related to the closure of the operation. The loss recovery was recorded as a gain in the second quarter of 2017.
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
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million in the first quarter of 2017. In December 2017, we settled this class action lawsuit and the settlement was approved by the Court. We made a lump-sum payment in the amount of $11.0 million in December 2017.
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
See additional description of our contingencies in Notes 15, Debt, 17, Leases and 19, Commitments and Contingencies in Notes to Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we increased the letters of credit by $4.0 million. As of December 31, 2017, we had approximately $6.3 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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

On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 7 of this Annual Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of December 31, 2017, our operating subsidiaries had $190.6 million outstanding under the credit facility. The outstanding balance on the on the term loan was $140.6 million, of which $7.5 million is classified as short-term and the remaining $133.1 million is classified as long-term. The outstanding balance on the revolving credit facility was $50.0 million, which is classified as long-term.

Our cash and cash equivalents as of December 31, 2017 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2017, we held debt security investments of approximately $41.8 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2017 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2017. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands, except per share data)
Revenue	$487,705	$471,594	$448,279	$441,739	$433,048	$428,065	$410,517	$383,234
Cost of services	393,727	381,544	366,946	355,486	355,997	348,971	330,538	306,308
Total expenses	461,562	446,035	426,248	434,187	397,365	408,025	390,708	366,919
Income from operations	26,143	25,559	22,031	7,552	35,683	20,040	19,809	16,315
Net income	$11,222	$14,275	$12,380	$2,956	$21,006	$11,184	$11,363	$9,290
Income attributable to noncontrolling interests	16	63	163	116	2,669	29	37	118
Net income attributable to The Ensign Group, Inc.	$11,206	$14,212	$12,217	$2,840	$18,337	$11,155	$11,326	$9,172
Net income per share attributable to The Ensign Group, Inc.
Basic	$0.22	$0.28	$0.24	$0.06	$0.36	$0.22	$0.23	$0.18
Diluted	$0.21	$0.27	$0.23	$0.05	$0.35	$0.21	$0.22	$0.18
Weighted average common shares outstanding:
Basic	51,250	50,911	50,705	50,767	50,724	50,541	50,274	50,679
Diluted	53,176	52,828	52,548	52,633	52,231	52,045	51,931	52,334
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

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Accounting Firm

To the shareholders and the Board of Directors of
The Ensign Group, Inc.
Mission Viejo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 8, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California February 8, 2018

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

PART IV.

 Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 113 are filed as part of this report.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts, immediately following the financial statements included in this Annual Report.

(a) (3) Exhibits:  The following exhibits are filed with this Report or incorporated by reference:

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
2.1		Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	2.1	6/5/2014
3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.2		Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
3.3		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
3.4		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 7, 2013	8-K	001-33757	3.1	11/7/2013
3.5		Certificate of Elimination of Series A Junior Participating Preferred Stock	8-K	001-33757	3.1	6/5/2014
4.1		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
10.1	+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	7/26/2007
10.2	+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.2	7/26/2007
10.3	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.4	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/2009
10.5	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.6	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.7	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.8		Fourth Amended and Restated Loan Agreement, dated as of November 10, 2009, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	8-K	001-33757	10.1	11/17/2009
10.9		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	7/26/2007
10.10		Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor's subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.11	Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	7/26/2007
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	7/26/2007
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	7/26/2007
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	7/26/2007
10.15	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	7/26/2007
10.16	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	7/26/2007
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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.58	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.59	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.60	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.61	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.62	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.63	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.64	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.65	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
10.66	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.67	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.68	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.69	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013
10.70	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2013
10.71	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, in its capacity as administrative agent fort he Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.72	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.73	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014
10.74	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.75	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.76	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.3	6/5/2014
10.77	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.4	6/5/2014
10.78	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.5	6/5/2014
10.79	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.6	6/5/2014
10.80	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc.	8-K	001-33757	10.7	6/5/2014
10.81	Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.8	6/5/2014
10.82	Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.83	Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.84	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive	10-Q	001-33757	10.2	8/1/2016
10.85	Cornerstone Healthcare, Inc. Stockholders Agreement	10-Q	001-33757	10.3	8/1/2016
10.86	The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.87	Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions					X
10.88	Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement					X
10.89	Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.90	Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
+	Indicates management contract or compensatory plan.
*	Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

 Item 16. Form 10-K Summary
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 8, 2018	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 8, 2018
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 8, 2018
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 8, 2018
Roy E. Christensen

/s/ MALENE S. DAVIS	Director	February 8, 2018
Malene S. Davis

/s/ JOHN G. NACKEL	Director	February 8, 2018
John G. Nackel

/s/ DAREN J. SHAW	Director	February 8, 2018
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 8, 2018
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 8, 2018
Barry M. Smith

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
The Ensign Group, Inc.
Mission Viejo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 8, 2018

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$42,337	$57,706
Accounts receivable—less allowance for doubtful accounts of $43,961 and $39,791 at December 31, 2017 and 2016, respectively	265,068	244,433
Investments—current	13,092	11,550
Prepaid income taxes	19,447	302
Prepaid expenses and other current assets	28,132	19,871
Total current assets	368,076	333,862
Property and equipment, net	537,084	484,498
Insurance subsidiary deposits and investments	28,685	23,634
Escrow deposits	228	1,582
Deferred tax assets	12,745	23,073
Restricted and other assets	16,501	12,614
Intangible assets, net	32,803	35,076
Goodwill	81,062	67,100
Other indefinite-lived intangibles	25,249	19,586
Total assets	$1,102,433	$1,001,025
Liabilities and equity
Current liabilities:
Accounts payable	$39,043	$38,991
Accrued wages and related liabilities	90,508	84,686
Accrued self-insurance liabilities—current	22,516	21,359
Other accrued liabilities	63,815	58,763
Current maturities of long-term debt	9,939	8,129
Total current liabilities	225,821	211,928
Long-term debt—less current maturities	302,990	275,486
Accrued self-insurance liabilities—less current portion	50,220	43,992
Deferred rent and other long-term liabilities	11,268	9,124
Deferred gain related to sale-leaseback (Note 17)	12,075	—
Total liabilities	602,374	540,530

Commitments and contingencies (Notes 15, 17 and 19)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 53,675 and 51,360 shares issued and outstanding at December 31, 2017, respectively, and 52,787 and 50,838 shares issued and outstanding at December 31, 2016, respectively (Note 3)	53	52
Additional paid-in capital (Note 3)	266,058	252,493
Retained earnings	264,691	235,021
Common stock in treasury, at cost, 1,932 and 1,520 shares at December 31, 2017 and 2016, respectively (Note 3)	(38,405)	(31,117)
Total Ensign Group, Inc. stockholders' equity	492,397	456,449
Non-controlling interest	7,662	4,046
Total equity	500,059	460,495
Total liabilities and equity	$1,102,433	$1,001,025
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenue	$1,849,317	$1,654,864	$1,341,826
Expense:
Cost of services	1,497,703	1,341,814	1,067,694
Charge related to class action lawsuit (Note 19)	11,000	—	—
(Gains)/losses related to divestitures (Note 7 and 17)	2,321	(11,225)	—
Rent—cost of services (Note 17)	131,919	124,581	88,776
General and administrative expense	80,617	69,165	64,163
Depreciation and amortization	44,472	38,682	28,111
Total expenses	1,768,032	1,563,017	1,248,744
Income from operations	81,285	91,847	93,082
Other income (expense):
Interest expense	(13,616)	(7,136)	(2,828)
Interest income	1,609	1,107	845
Other expense, net	(12,007)	(6,029)	(1,983)
Income before provision for income taxes	69,278	85,818	91,099
Provision for income taxes	28,445	32,975	35,182
Net income	40,833	52,843	55,917
Less: net income attributable to noncontrolling interests	358	2,853	485
Net income attributable to The Ensign Group, Inc.	$40,475	$49,990	$55,432
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.79	$0.99	$1.10
Diluted	$0.77	$0.96	$1.06
Weighted average common shares outstanding:
Basic	50,932	50,555	50,316
Diluted	52,829	52,133	52,210

Dividends per share	$0.1725	$0.1625	$0.1525
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total
	(In thousands)
Balance - January 1, 2015	22,591	$22	$114,293	$145,846	150	$(1,310)	$(1,048)	$257,803
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	255	—	2,443	—	(27)	87	—	2,530
Issuance of restricted stock to employees	105	—	1,892	—	—	—	—	1,892
Issuance of common stock through public offering, net of issuance costs	2,734	3	106,117	—	—	—	—	106,120
Dividends declared	—	—		(7,858)	—	—	—	(7,858)
Employee stock award compensation	—	—	6,677	—	—	—	—	6,677
Excess tax benefit from share-based compensation	—	—	3,680	—	—	—	—	3,680
Stock issued to effect stock split	25,685	26	(26)	—	—	—	—	—
Noncontrolling interest assumed related to acquisition	—	—	—	—	—	—	224	224
Net income attributable to noncontrolling interest	—	—	—	—	—	—	485	485
Net income attributable to the Ensign Group, Inc.	—	—	—	55,432	—	—	—	55,432
Balance - December 31, 2015	51,370	$51	$235,076	$193,420	123	$(1,223)	$(339)	$426,985
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	668	1	4,045	—	(55)	106	—	4,152
Issuance of restricted stock to employees	252	—	2,517	—	—	—	—	2,517
Repurchase of common stock (Note 3)	(1,452)				1,452	(30,000)	—	(30,000)
Dividends declared	—	—	—	(8,282)	—	—	—	(8,282)
Employee stock award compensation	—	—	7,776	—	—	—	—	7,776
Excess tax benefit from share-based compensation	—	—	3,079	—	—	—	—	3,079
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(107)	—	—	1,432	1,325
Noncontrolling interest assumed related to acquisition	—	—	—	—	—	—	100	100
Net income attributable to noncontrolling interest	—	—	—	—	—	—	2,853	2,853
Net income attributable to the Ensign Group, Inc.	—	—	—	49,990	—	—	—	49,990
Balance - December 31, 2016	50,838	$52	$252,493	$235,021	1,520	$(31,117)	$4,046	$460,495
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	807	1	5,127	—	—	—	—	5,128
Issuance of restricted stock to employees	127	—	146	—	—	—	—	146
Repurchase of common stock (Note 3)	(412)	—	—	—	412	(7,288)	—	(7,288)
Dividends declared	—	—	—	(8,867)	—	—	—	(8,867)
Employee stock award compensation	—	—	8,331	—	—	—	—	8,331
Acquisition of noncontrolling interest, net of tax	—	—	(39)	—	—	—	(44)	(83)
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(1,938)	—	—	3,302	1,364
Net income attributable to noncontrolling interest	—	—	—	—	—	—	358	358
Net income attributable to the Ensign Group, Inc.	—	—	—	40,475	—	—	—	40,475
Balance - December 31, 2017	51,360	$53	$266,058	$264,691	1,932	$(38,405)	$7,662	$500,059
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$40,833	$52,843	$55,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,472	38,682	28,111
Amortization of deferred financing fees	1,039	825	591
Amortization of deferred gain on sale-leaseback	(421)	—	—
Impairment of long-lived assets	111	137	—
Write-off of deferred financing fees	—	321	—
Deferred income taxes	10,329	(2,208)	1,251
Provision for doubtful accounts	31,023	28,512	19,802
Share-based compensation	9,695	9,101	6,677
Excess tax benefit from share-based compensation (Note 2)	—	(3,079)	(3,680)
Insurance proceeds received for damage to property	477	—	—
Gain on disposition of intangibles, property and equipment	278	164	205
Gain on sale of urgent care centers	—	(19,160)	—
Change in operating assets and liabilities
Accounts receivable	(52,301)	(63,617)	(100,324)
Prepaid income taxes	(19,145)	7,839	(5,149)
Prepaid expenses and other assets	(9,380)	(1,465)	(10,340)
Insurance subsidiary deposits and investments	(6,592)	(467)	(10,785)
Liabilities related to operational closures (Note 7 and 17)	2,210	7,205	—
Accounts payable	3,329	577	1,780
Accrued wages and related liabilities	5,822	(4,978)	22,178
Income taxes payable	(1,182)	987	—
Other accrued liabilities	5,777	12,588	21,403
Accrued self-insurance liabilities	6,095	8,125	5,418
Deferred rent liability	483	956	314
Net cash provided by operating activities	72,952	73,888	33,369
Cash flows from investing activities:
Purchase of property and equipment	(57,166)	(65,699)	(60,018)
Cash payments for business acquisitions	(89,565)	(64,310)	(110,802)
Cash payments for asset acquisitions	(195)	(120,935)	(17,750)
Escrow deposits	(228)	(1,582)	(400)
Escrow deposits used to fund business acquisitions	1,582	400	16,153
Use of restricted cash	—	—	5,082
Cash received from sale of urgent care centers and franchising businesses, net of note receivable	—	40,734	2,000
Cash proceeds from sale-leaseback	38,000	—	—
Cash proceeds from the sale of fixed assets and insurance proceeds	3,215	391	10
Restricted and other assets	(2,236)	365	(2,813)
Net cash used in investing activities	(106,593)	(210,636)	(168,538)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	1,022,015	844,000	334,000
Payments on revolving credit facility and other debt (Note 15)	(990,154)	(659,514)	(314,417)
Proceeds from common stock offering (Note 3)	—	—	112,078
Issuance costs in connection with common stock offering (Note 3)	—	—	(5,961)
Issuance of treasury stock upon exercise of options	—	106	87
Issuance of common stock upon exercise of options	5,274	6,563	4,337
Repurchase of shares of common stock (Note 3)	(7,288)	(30,000)	—
Dividends paid	(8,717)	(8,173)	(7,494)
Excess tax benefit from share-based compensation (Note 2)	—	3,181	3,700
Purchase of non-controlling interest	(83)	—	—
Payments of deferred financing costs	(2,775)	(3,278)	—
Net cash provided by financing activities	18,272	152,885	126,330
Net (decrease)/increase in cash and cash equivalents	(15,369)	16,137	(8,839)
Cash and cash equivalents beginning of period	57,706	41,569	50,408
Cash and cash equivalents end of period	$42,337	$57,706	$41,569
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,284	$6,428	$2,773
Income taxes	$38,382	$23,163	$35,490
Non-cash financing and investing activity:
Accrued capital expenditures	$3,550	$6,828	$4,171
Note receivable from sale of urgent care centers and franchising business	$—	$700	$—
Favorable lease included in the fair value of assets acquisitions	$—	$7,190	$—
Refundable deposits assumed as part of business acquisition	$—	$—	$3,488
Debt assumed as part of asset acquisition	$—	$—	$11,699
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of December 31, 2017, the Company operated 230 facilities, 46 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 18,900 operational skilled nursing beds and 5,000 assisted living and independent living units. As of December 31, 2017, the Company owned 63 of its 230 affiliated facilities and leased an additional 167 facilities through long-term lease arrangements and had options to purchase 11 of those 167 facilities. As of December 31, 2016, the Company owned 50 of its 210 affiliated facilities and leased an additional 160 facilities through long-term lease arrangements, and had options to purchase nine of those 160 facilities.
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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the year ended December 31, 2017.

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
Revenue from the Medicare and Medicaid programs accounted for 68.4%, 67.8% and 69.1% of the Company's revenue for the years ended December 31, 2017, 2016 and 2015, respectively. The Company records revenue from these governmental and managed care programs as services are performed at their expected net realizable amounts under these programs. The Company’s revenue from governmental and managed care programs is subject to audit and retroactive adjustment by governmental and third-party agencies. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Financial Statements for the years ended December 31, 2017, 2016 and 2015.
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
Assisted and Independent Living Revenue
The Company's revenue is recorded when services are rendered on the date services are provided at amounts billable to individual residents and consists of fees for basic housing and assisted living care. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rate on a per resident, daily basis or as services rendered. Revenue for certain ancillary charges is recognized as services are provided, and such fees are billed monthly in arrears.
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
Hospice Revenue
Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care the Company delivers. The Company makes adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases to other accrued liabilities.
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
Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as short-term and long-term assets based on the timing of expected future payments of the Company's captive insurance liabilities. The majority of these deposits and investments are currently held in AA, A and BBB+ rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution. See further discussion at Note 5, Fair Value Measurements.
The Company evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  If securities are in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For the years ended December 31, 2016 and 2017, the Company did not recognize any OTTI for its investments.
Property and Equipment — Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets (ranging from three to 59 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $111 and $137 related to the closure of facilities during the years ended December 31, 2017 and 2016, respectively. The Company did not identify any asset impairment during the year ended December 31, 2015.

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
The Company's indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The Company did not identify any asset impairment during the years ended December 31, 2017, 2016 and 2015.
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
Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. Starting on January 1, 2017, the combined self-insured retention was $500 per claim, subject to an additional one-time deductible of $750 for California affiliated operations and a separate, one-time, deductible of $1,000 for non-California operations. For all affiliated operations, except those located in Colorado, the third-party coverage above these limits was $1,000 per claim, $3,000 per operation, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits was $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In addition, the Company has recorded an asset and equal liability of $5,394 and $4,104 at December 31, 2017 and 2016, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
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
The Tax Cuts and Jobs Act (the Tax Act), which was enacted in December 2017, increased the Company's income tax expense by $3,915 for the year ended December 31, 2017. The Tax Act will decrease the corporate income tax rate from 35.0% to 21.0% beginning on January 1, 2018. The Company expects meaningful benefits from this reduction to continue from its enactment in future periods. See Note 14, Income Taxes for further detail.

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in its consolidated

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards Adopted by the Company

In March 2016, the FASB issued a new standard to simplify several aspects of the accounting for employee share-based payment transactions, which includes the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for the Company in the first quarter of fiscal year 2017. Under the previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. The new guidance requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits in income tax expense, of $3,423, rather than in paid-in-capital, for the year ended December 31, 2017.

In addition, under the new guidance, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance prospectively, resulting in an increase to operating cash flow for the year ended December 31, 2017 and the prior year period has not been adjusted.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In May 2017, the FASB issued amended authoritative guidance to provide guidance on types of changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting under ASC 718. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be the Company's fiscal year 2018, with early adoption permitted in certain cases. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The ASU provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. This guidance is effective for annual and interim periods beginning after December 15, 2017, which will be the Company's fiscal year 2018, with early adoption permitted in certain cases. The new guidance is required to be applied on a prospective basis. The effect of the implementation will depend upon the nature of the Company's future acquisitions.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2016, the FASB issued amended authoritative guidance to require companies to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for the Company’s fiscal year beginning January 1, 2018. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements based on the Company's historical activity. Furthermore, the actual impact of implementation will largely depend on future intra-entity asset transfers, if any.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be the Company's fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements but expects this adoption will result in a significant increase in the assets and liabilities on its consolidated balance sheets.

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

In March 2016, the FASB issued its standard to amend the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard, which includes accounting implication related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The guidance has the same effective date as the new revenue standard and the Company is required to adopt the guidance by using the same transition method it would use to adopt the new revenue standard. The Company's evaluation of the adoption method and impact to the consolidated financial statements is performed concurrently with the new revenue standard below.

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with customers. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). In July 2015, the FASB formally deferred for one year the effective date of the new revenue standard and decided to permit entities to early adopt the standard. In December 2016, the FASB made certain technical corrections to further clarify the core revenue recognition principles, primarily in response to feedback from several sources, including the FASB/IASB Transition Resource Group. The guidance will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company initiated an adoption plan in fiscal year 2015, beginning with preliminary evaluation of the standard, and subsequently performed additional analysis of revenue streams and transactions under the new standard. In particular, the Company performed analysis into the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics, such that revenue for a given portfolio would not be materially different than if it were evaluated on a contract-by-contract basis. The adoption plan has been completed and the impact to the consolidated financial statements for periods subsequent to adoption is not material. As part of the impact assessment, the Company evaluated any variable consideration, potential constraints on the estimate of variable consideration, and significant financing components, in particular as it related to third party settlements. The Company anticipates that for periods subsequent to adoption, the majority of what is currently classified as bad debt expense under operating expenses will be treated as an implicit price concession factored into net revenue, consistent with the intent of the standard. The new standard also requires enhanced disclosures related to the disaggregation of revenue, information about contract balances, and other disclosures about contracts with customers, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective method and the adoption did not have a material impact.

3. COMMON STOCK
On February 8, 2017, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $30,000 of its common stock under the program for a period of 12 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program expired on February 8, 2018. During the year ended December 31, 2017, the Company repurchased 412 shares of its common stock for a total of $7,288.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$40,833	$52,843	$55,917
Less: net income attributable to noncontrolling interests	358	2,853	485
Net income attributable to The Ensign Group, Inc.	$40,475	$49,990	$55,432

Denominator:
Weighted average shares outstanding for basic net income per share	50,932	50,555	50,316
Basic net income per common share attributable to The Ensign Group, Inc.	$0.79	$0.99	$1.10

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2017	2016	2017
Numerator:
Net income	$40,833	$52,843	$55,917
Less: net income attributable to noncontrolling interests	358	2,853	485
Net income attributable to The Ensign Group, Inc.	$40,475	$49,990	$55,432

Denominator:
Weighted average common shares outstanding	50,932	50,555	50,316
Plus: incremental shares from assumed conversion (1)	1,897	1,578	1,894
Adjusted weighted average common shares outstanding	52,829	52,133	52,210
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.77	$0.96	$1.06
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,252, 838 and 258 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31,
	2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$42,337	$—	$—	$57,706	$—	$—

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

Debt Security Investments - Held to Maturity

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2017 and 2016, the Company had approximately $41,777 and $35,184, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1. The Company has the intent and ability to hold these debt securities to maturity. Further, as of December 31, 2017, the debt security investments were held in AA, A and BBB+ rated debt securities.

6. REVENUE AND ACCOUNTS RECEIVABLE

Revenue for the years ended December 31, 2017, 2016 and 2015 is summarized in the following tables:

	Year Ended December 31,
	2017		2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$644,803	34.9%	$557,958	33.7%	$458,956	34.2%
Medicare	515,884	27.9	477,019	28.8	395,503	29.5
Medicaid — skilled	102,875	5.6	87,517	5.3	71,905	5.4
Total Medicaid and Medicare	1,263,562	68.4	1,122,494	67.8	926,364	69.1
Managed care	303,386	16.4	265,508	16.0	206,770	15.4
Private and other payors(1)	282,369	15.2	266,862	16.2	208,692	15.5
Revenue	$1,849,317	100.0%	$1,654,864	100.0%	$1,341,826	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the years ended December 31, 2017, 2016 and 2015 and urgent care centers for the years ended December 31, 2016 and 2015.

Accounts receivable as of December 31, 2017 and 2016 is summarized in the following table:

	December 31,
	2017	2016
Medicaid	$119,441	$111,031
Managed care	68,930	66,346
Medicare	55,667	55,500
Private and other payors	64,991	51,347
	309,029	284,224
Less: allowance for doubtful accounts	(43,961)	(39,791)
Accounts receivable, net	$265,068	$244,433

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

The Company also reports an “all other” category that includes results from its mobile diagnostics and other ancillary operations for the years ended December 31, 2017, 2016 and 2015 and urgent care centers for the years ended December 31, 2016 and 2015. The Company completed the sale of its urgent care centers in 2016 and recognized a pretax gain of $41,492. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations.

As of December 31, 2017, transitional and skilled services included 160 wholly-owned affiliated skilled nursing facilities and 21 campuses that provide skilled nursing and rehabilitative care services. The Company provided room and board and social services through 49 wholly-owned affiliated assisted and independent living facilities and 21 campuses. Home health, home care

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and hospice services were provided to patients through 46 affiliated agencies. As of December 31, 2017, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Year Ended December 31, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$603,104	$30,469	$11,230	$—		$644,803	34.9%
Medicare	417,870	—	98,014	—		515,884	27.9
Medicaid-skilled	102,875	—	—	—		102,875	5.6
Subtotal	1,123,849	30,469	109,244	—		1,263,562	68.4
Managed care	281,563	—	21,823	—		303,386	16.4
Private and other	139,798	106,177	11,336	25,058	(1)	282,369	15.2
Total revenue	$1,545,210	$136,646	$142,403	$25,058		$1,849,317	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the year ended December 31, 2017.

	Year Ended December 31, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$521,063	$26,397	$10,498	$—		$557,958	33.7%
Medicare	396,519	—	80,500	—		477,019	28.8
Medicaid-skilled	87,517	—	—	—		87,517	5.3
Subtotal	1,005,099	26,397	90,998	—		1,122,494	67.8
Managed care	247,844	—	17,664	—		265,508	16.0
Private and other	121,860	97,239	7,151	40,612	(1)	266,862	16.2
Total revenue	$1,374,803	$123,636	$115,813	$40,612		$1,654,864	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services and urgent care centers for the year ended December 31, 2016.

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
(1) Private and other payors also includes revenue from all payors generated in other ancillary services and urgent care centers for the year ended December 31, 2015.

The following table sets forth selected financial data consolidated by business segment:

	Year Ended December 31, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,545,210	$136,646	$142,403	$25,058	$—	$1,849,317
Intersegment revenue (1)	3,023	—	—	3,035	(6,058)	—
Total revenue	$1,548,233	$136,646	$142,403	$28,093	$(6,058)	$1,849,317
Segment income (loss) (2)	$140,272	$16,736	$19,717	$(95,440)	$—	$81,285
Interest expense, net of interest income						$(12,007)
Income before provision for income taxes						$69,278
Depreciation and amortization	$29,928	$6,334	$945	$7,265	$—	$44,472

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in the "All Other" category.
(3) The Company's campuses represent facilities that offer skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

	Year Ended December 31, 2016
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,374,803	$123,636	$115,813	$40,612	$—	$1,654,864
Intersegment revenue (1)	2,929	—	—	2,184	(5,113)	—
Total revenue	$1,377,732	$123,636	$115,813	$42,796	$(5,113)	$1,654,864
Segment income (loss) (2)	$118,118	$11,701	$16,571	$(54,543)	$—	$91,847
Interest expense, net of interest income						$(6,029)
Income before provision for income taxes						$85,818
Depreciation and amortization	$26,298	$4,157	$924	$7,303	$—	$38,682

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in the "All Other" category.
(3) The Company's campuses represent facilities that offer skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

	Year Ended December 31, 2015
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Revenue from external customers	$1,126,388	$88,129	$90,356	$36,953	$—	$1,341,826
Intersegment revenue (1)	2,447	—	—	881	(3,328)	—
Total revenue	$1,128,835	$88,129	$90,356	$37,834	$(3,328)	$1,341,826
Segment income (loss) (2)	$136,744	$11,463	$13,584	$(68,709)	$—	$93,082
Interest expense, net of interest income						$(1,983)
Income before provision for income taxes						$91,099
Depreciation and amortization	$18,008	$3,338	$980	$5,785	$—	$28,111

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice businesses. General and administrative expense is included in the "All Other" category.
(3) The Company's campuses represent facilities that offer skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

The Company's transitional and skilled services segment income for the years ended December 31, 2017 and 2016 included continued obligations under the lease related to closed operations, lease termination costs and related closing expenses of $4,017 and $7,935, respectively. These amounts included the present value of future rental payments of approximately $2,715 and $6,512 and long-lived assets impairment of $111 and $137 for the years ended December 31, 2017 and 2016, respectively. These costs were not incurred for the year ended December 31, 2015. See Note 17, Leases for further detail. Included in the year ended December 31, 2017 is the loss recovery of $1,286 related to a facility that was closed in the prior year.

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
During the year ended December 31, 2017, the Company expanded its operations through a combination of long-term leases and purchases, with the addition of eight stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies, three hospice agencies and one home care agency. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. The Company has also invested in ancillary services that are complementary to its existing transitional and skilled services, assisted and independent living services, and home health and hospice businesses. The aggregate purchase price for these acquisitions for the year ended December 31, 2017 was $89,683. The addition of these operations added 905 operational skilled nursing beds and 594 assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. Additionally, the Company's operating subsidiaries also opened four newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 455 operational skilled nursing beds.
During the year ended December 31, 2016, the Company expanded its operations with the addition of two home health agencies and five hospice agencies. In addition, the Company acquired eighteen stand-alone skilled nursing operations and one post-acute care campus through a combination of long-term leases and purchases. As part of these acquisitions, the Company

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired the real estate at two of the skilled nursing operations and one post-acute care campus and entered into long term leases for sixteen skilled nursing operations. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company also invested in new ancillary services that are complementary to its existing transitional and skilled services; assisted and independent living services and home health and hospice businesses. The aggregate purchase price for these acquisitions for the year ended December 31, 2016 was $64,521. The expansion of skilled nursing operations added 2,336 operational skilled nursing beds and ten assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. Additionally, the Company's operating subsidiaries opened six newly constructed post-acute care campuses under long-term lease agreements, which added 463 operational skilled nursing beds and 142 assisted living units.
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
The table below presents the allocation of the purchase price for the operations acquired in business combinations during the year ended December 31, 2017, 2016 and 2015. As of the date of this filing, the preliminary allocation of the purchase price for certain acquisitions in the fourth quarter was not completed as necessary valuation information was not yet available.

	December 31,
	2017	2016	2015
Land	$9,732	$1,054	$12,811
Building and improvements	53,735	21,057	73,502
Equipment, furniture, and fixtures	4,382	8,265	4,612
Assembled occupancy	762	1,299	895
Definite-lived intangible assets	—	363	360
Goodwill	13,962	30,343	10,617
Favorable leases	—	393	10,901
Other indefinite-lived intangible assets	7,018	1,741	6,285
Other assets acquired, net of liabilities assumed	92	6	(18)
Total acquisitions	$89,683	$64,521	$119,965

In addition to the business combinations above, during the year ended December 31, 2017, the Company acquired Medicare and Medicaid licenses to add to its existing operations for an aggregate purchase price of $195. For year ended December 31, 2016, the Company acquired the underlying real estate of fifteen assisted living operations, which the Company previously operated under a long-term lease agreement for an aggregate purchase price of $127,348. For year ended December 31, 2015, the Company acquired the underlying real estate and assets of three skilled nursing operations that the Company previously operated under long-term lease agreements for an aggregate purchase price of $23,998, which included a promissory note of $6,248. These asset acquisitions did not impact the Company's operational bed or unit counts.

Subsequent to December 31, 2017, the Company acquired two stand-alone assisted and independent living operations for an aggregate purchase price of $4,298. The addition of these operations added 74 assisted living units operated by the Company's operating subsidiaries.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information,

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the year ended December 31, 2017 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the December 31, 2017 consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of operations of the Company since the dates the Company gained effective control.

9. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	December 31,
	2017	2016
Land	$49,081	$47,565
Buildings and improvements	342,641	304,263
Equipment	181,530	153,170
Furniture and fixtures	5,244	6,931
Leasehold improvements	97,221	80,164
Construction in progress	5,460	2,441
	681,177	594,534
Less: accumulated depreciation	(144,093)	(110,036)
Property and equipment, net	$537,084	$484,498

The Company disposed of $24,847 of land, building and equipment as part of the sale-leaseback transaction during the year ended December 31, 2017. See Note 17, Leases for information on the sale-leaseback transaction. See also Note 8, Acquisitions for information on acquisitions during the year ended December 31, 2017.

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	December 31,
		2017			2016
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	24.8	$483	$(99)	$384	$483	$(78)	$405
Favorable leases	33.0	35,116	(6,568)	28,548	35,116	(4,589)	30,527
Assembled occupancy	0.7	2,659	(2,631)	28	1,897	(1,897)	—
Facility trade name	30.0	733	(293)	440	733	(269)	464
Customer relationships	18.7	4,933	(1,530)	3,403	4,933	(1,253)	3,680
Total		$43,924	$(11,121)	$32,803	$43,162	$(8,086)	$35,076

Amortization expense was $3,035, $4,634 and $3,824 for the years ended December 31, 2017, 2016 and 2015, respectively. Of the $3,035 in amortization expense incurred during the year ended December 31, 2017, approximately $734 related to the amortization of patient base intangible assets at recently acquired facilities, which is typically amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. As of December 31, 2016, the Company removed $582 in customer relationships as part of the sale of urgent care centers and $7,190 of favorable leases as part of the acquisition of the real estate of fifteen assisted living operations.
Estimated amortization expense for each of the years ending December 31 is as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2018	2,329
2019	2,301
2020	1,593
2021	1,497
2022	1,471
Thereafter	23,612
$32,803

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

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date. The Company completed its goodwill impairment test as of October 1, 2017 and no impairments were identified. As of December 31, 2016, the Company removed $4,103 in goodwill as part of the sale of urgent care centers.

The following table represents activity in goodwill by segment as of and for the year ended December 31, :

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2015	$14,221	$1,756	$10,929	$3,363	$30,269
Additions	—	1,782	5,173	3,662	10,617
December 31, 2015	$14,221	$3,538	$16,102	$7,025	$40,886
Less: Dispositions	—	—	—	(4,103)	(4,103)
Purchase price adjustment	—	—	—	(26)	(26)
Additions	26,415	—	1,799	2,129	30,343
December 31, 2016	$40,636	$3,538	$17,901	$5,025	$67,100
Additions	4,850	420	6,421	2,271	13,962
December 31, 2017	$45,486	$3,958	$24,322	$7,296	$81,062

There was no impairment charge to goodwill for the years ended December 31, 2017, 2016 and 2015. The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of December 31, 2017. See further discussion of goodwill acquired at Note 8, Acquisitions.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2017, the Company recorded $7,178 in Medicare and Medicaid licenses and $35 in trade name indefinite-lived intangible assets as part of its acquisitions. In addition, the Company disposed of $500 in Medicare license in fiscal year 2017.

Other indefinite-lived intangible assets consists of the following:

	December 31, 2017	December 31, 2016
Trade name	$1,181	$1,146
Medicare and Medicaid licenses	24,068	18,440
	$25,249	$19,586

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2017	2016
Debt issuance costs, net	$2,799	$3,611
Long-term insurance losses recoverable asset	5,394	4,104
Deposits with landlords	5,981	3,526
Capital improvement reserves with landlords and lenders	2,327	673
Note receivable from sale of urgent care centers	—	700
Restricted and other assets	$16,501	$12,614
Included in restricted and other assets as of December 31, 2017 and 2016, are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Note receivable from sale of urgent centers was reclassified to current assets. The Company collected the receivable in January 2018.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2017	2016
Quality assurance fee	$4,864	$4,604
Refunds payable	21,661	18,368
Deferred revenue	7,066	6,994
Cash held in trust for patients	2,609	2,373
Resident deposits	6,574	6,099
Dividends payable	2,328	2,186
Property taxes	10,088	9,130
Income tax payable	—	1,182
Operational closure liability	910	1,972
Other	7,715	5,855
Other accrued liabilities	$63,815	$58,763
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from, or on behalf of, patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying consolidated balance sheets. Operational closure liability includes the short-term portion of the closing costs that are payable within the next 12 months. The remaining long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

14. INCOME TAXES
The Tax Act was enacted on December 22, 2017. Effective January 1, 2018 the Tax Act reduces the corporate rate from 35.0% to 21.0%. As of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company recognized an income tax expense of $3,915 in the year ended December 31, 2017 to reflect the revaluation of the Company's net deferred tax assets based on the U.S. federal tax rate of 21.0%.
The Company is currently analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of the Company's tax balances. The expected impact of the enactment of the Tax Act for fiscal year 2017 is reflected in the table below.
The provision for income taxes on continuing operations for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$15,141	$30,043	$28,149
State	2,975	5,183	5,761
	18,116	35,226	33,910
Deferred:
Federal	5,428	(1,034)	2,026
State	986	(1,217)	(754)
	6,414	(2,251)	1,272
Adjustment to deferred taxes for tax rate change	3,915	—	—
Total	$28,445	$32,975	$35,182

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2017, 2016 and 2015, respectively, is comprised as follows:

	December 31,
	2017	2016	2015
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	3.1	3.0	3.6
Non-deductible expenses	1.7	0.9	0.6
Equity compensation	(4.5)	—	—
Revaluation of deferred	5.7	—	—
Other adjustments	0.1	(0.5)	(0.6)
Total income tax provision	41.1%	38.4%	38.6%

The Company's deferred tax assets and liabilities as of December 31, 2017 and 2016 are summarized below. The deferred taxes in 2017 reflect the federal tax rate of 21.0%, whereas 2016 reflect a federal tax rate of 35.0%.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Accrued expenses	$16,500	$21,732
Allowance for doubtful accounts	11,090	15,956
Tax credits	3,334	3,461
Insurance	5,135	7,333
	36,059	48,482
Valuation allowance	(530)	—
Total deferred tax assets	35,529	48,482
State taxes	(911)	(1,023)
Depreciation and amortization	(18,248)	(20,643)
Prepaid expenses	(3,625)	(3,743)
Total deferred tax liabilities	(22,784)	(25,409)
Net deferred tax assets	$12,745	$23,073
The Company has recorded a decrease related to deferred tax assets and deferred tax liabilities of $17,995 and $14,080, respectively, with a net adjustment to deferred income tax expense of $3,915 for the year ended December 31, 2017 as a result of the Tax Act.
The Company had state credit carryforwards as of December 31, 2017 and 2016 of $3,302 and $3,430, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits before hand, the carryforward will begin to expire in 2023. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carry forward until 2027. As of December 31, 2017 a valuation allowance of $530 was recorded against the Enterprise Zone credits as the Company believes it is more likely than not that some of the benefit of the credits will not be realized.
The Company's operating loss carry forwards for both federal and states were not material during the year ended December 31, 2017 and 2016.
The Federal statutes of limitations on the Company's 2011, 2012, and 2013 income tax years lapsed during the third quarter of 2015, 2016, and 2017, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2017, 2016, and 2015 had no impact on the Company's unrecognized tax benefits.

As of December 31, 2017, 2016 and 2015, the Company did not have any unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.

15. DEBT
Long-term debt consists of the following:

	December 31,
	2017	2016
Term loan with SunTrust, interest payable quarterly	$140,625	$148,125
Credit facility with SunTrust	50,000	122,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	125,394	14,032
	316,019	284,157
Less: current maturities	(9,939)	(8,129)
Less: debt issuance costs	(3,090)	(542)
	$302,990	$275,486

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility with a Lending Consortium Arranged by SunTrust
The Company maintains a credit facility with a lending consortium arranged by SunTrust (as amended to date, the Credit Facility). The Company originally entered into the Credit Facility in an aggregate principal amount of $150,000 in May 2014. Under the Credit Facility, the Company could seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000. The interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 1.25% to 2.25% per annum or LIBOR plus a margin ranging from 2.25% to 3.25% per annum, based on the debt to Consolidated EBITDA ratio of the Company and its operating subsidiaries as defined in the agreement. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Credit Facility that will range from 0.30% to 0.50% per annum, depending on the debt to Consolidated EBITDA ratio of the Company and its operating subsidiaries. Loans made under the Credit Facility are not subject to interim amortization. The Company is not required to repay any loans under the Credit Facility prior to maturity, other than to the extent the outstanding borrowings exceed the aggregate commitments under the Credit Facility.

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2017, the Company's operating subsidiaries had $190,625 outstanding under the Credit Facility. The outstanding balance on the term loan was $140,625, of which $7,500 is classified as short-term and the remaining $133,125 is classified as long-term. The outstanding balance on the revolving Credit Facility was $50,000, which is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2017.

As of February 2, 2018, there was approximately $195,625 outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2017, seventeen of the Company's subsidiaries entered into mortgage loans in the aggregate amount of $112,000. The mortgage loans are insured with Department of Housing and Urban Development (HUD), which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates of 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. During the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms of the mortgage loans are 30 to 35-years. The borrowings were arranged by Lancaster Pollard Mortgage Company, LLC, and insured by HUD. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

In addition to the HUD mortgage loans above, the Company had outstanding indebtedness under mortgage loans insured with HUD and a promissory note issued in connection with various acquisitions. These mortgage loans and note bear fixed interest rates between 2.6% and 5.3% per annum. Amounts borrowed under the mortgage loans may be prepaid starting after the second anniversary of the notes subject to prepayment fees of the principal balance on the date of prepayment. These prepayment fees are reduced by 1.0% per year for years three through eleven of the loan. There is no prepayment penalty after year eleven. The term of the mortgage loans and the note is between 12 and 33 years. The mortgage loans and note are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities.

As of December 31, 2017, the Company's operating subsidiaries had $125,394 outstanding under the mortgage loans and note, of which $2,439 is classified as short-term and the remaining $122,955 is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2017.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending
December 31,	Amount
2018	9,939
2019	10,106
2020	10,203
2021	170,926
2022	2,904
Thereafter	111,941
$316,019

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, the Company increased the letters of credit by $3,994. As of December 31, 2017, the Company had approximately $6,304 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
During the second quarter of 2017, the Company's shareholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan). The total number of shares available under all of the Company’s stock incentive plans was 6,277 as of December 31, 2017. The

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company retired the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan), and the 2007 Omnibus Incentive Plan (2007 Plan) as a result of the approval of the 2017 Plan.

2007 Omnibus Incentive Plan - The 2007 Plan authorizes the sale of up to 2,000 shares of common stock to officers, employees, directors and consultants of the Company. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically increase on the first day of each fiscal year, beginning on January 1, 2008, in an amount equal to the lesser of (i) 1,000 shares of common stock, or (ii) 2% of the number of shares outstanding as of the last day of the immediately preceding fiscal year, or (iii) such lesser number as determined by the Company's board of directors. Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than 3 years, on the completion of each year of service measured from the grant date. All other granted options vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. The Company granted 156 options and 61 restricted stock awards from the 2007 Plan in the first half of 2017 prior to the retirement of the 2007 Plan.
2017 Omnibus Incentive Plan - The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than 3 years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2017, there were 6,277 unissued shares of common stock available for issuance under this plan.

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

•
Estimated volatility also reflects the application of ASC 718 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities until sufficient information regarding the volatility of the Company's share price becomes available. The Company has utilized its own experience to calculate estimated volatility for options granted.

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 9.73% per year is based on the Company's historical forfeiture activity of unvested stock options.
Stock Options

The Company granted 481 options and 173 restricted stock awards from the 2007 and 2017 Plans during the year ended December 31, 2017. The Company used the following assumptions for stock options granted during the years ended December 31, 2017, 2016 and 2015:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2017	481	2.0%	6.2 years	35.2%	0.8%
2016	497	1.4%	6.3 years	37.8%	0.8%
2015	637	1.7%	6.5 years	39.5%	0.6%

For the years ended December 31, 2017, 2016 and 2015, the following represents the exercise price and fair value displayed at grant date for stock option grants:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2017	481	$20.31	$7.00
2016	497	$19.43	$7.00
2015	637	$23.27	$9.08

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2017, 2016 and 2015 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the years ended December 31, 2017, 2016 and 2015:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2015	5,532	$8.51	2,218	$4.70
Granted	637	23.27
Forfeited	(233)	12.55
Exercised	(488)	5.20
December 31, 2015	5,448	$10.36	2,526	$6.35
Granted	497	19.43
Forfeited	(127)	14.46
Exercised	(642)	6.47
December 31, 2016	5,176	$11.62	2,704	$8.18
Granted	481	20.31
Forfeited	(178)	15.82
Exercised	(740)	6.93
December 31, 2017	4,739	$13.08	2,776	$10.07

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2017:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	185	$292	1	185
2009	4.06	-	4.56	420	907	2	420
2010	4.77	-	4.96	116	281	3	116
2011	5.90	-	7.99	134	454	4	134
2012	6.56	-	7.96	435	1,603	5	435
2013	7.98	-	11.49	522	2,539	6	390
2014	10.55	-	18.94	1,458	8,272	7	789
2015	21.47	-	25.24	549	5,000	8	219
2016	18.79	-	19.89	450	3,140	9	88
2017	18.64	-	22.90	470	3,291	10	—
Total				4,739	$25,779		2,776

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
The Company granted 173, 299 and 323 restricted stock awards during the years ended December 31, 2017, 2016 and 2015, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the 2017, 2016 and 2015 ranged from $18.47 to $22.90, $18.79 to $23.23 and $21.00 to $26.55, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2017 and changes during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	366	$15.15
Granted	323	22.99
Vested	(234)	17.36
Forfeited	(30)	16.81
Nonvested at December 31, 2015	425	$19.79
Granted	299	20.55
Vested	(279)	19.58
Forfeited	(16)	20.85
Nonvested at December 31, 2016	429	$20.42
Granted	173	20.21
Vested	(195)	19.79
Forfeited	(24)	20.34
Nonvested at December 31, 2017	383	$20.65

During the year ended December 31, 2017, the Company granted 30 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $18.47 to $21.96 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
Share-based compensation expense related to stock options	$4,773	$4,793	4,164
Share-based compensation expense related to restricted stock awards	2,322	2,371	1,931
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	1,236	612	582
Total	$8,331	$7,776	$6,677

In future periods, the Company expects to recognize approximately $11,063 and $6,916 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2017. Future share-based compensation expense will be recognized over 2.9 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 1,963 unvested and outstanding options at December 31, 2017, of which 1,864 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2017 was 5.7 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
Options	2017	2016	2015
Outstanding	$44,060	$55,610	$67,508
Vested	33,976	38,101	41,128
Expected to vest	9,311	15,983	23,508
Exercisable	10,481	9,199	8,709
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
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the years ended December 31, 2017 and 2016, the Company expensed $1,364 and $1,325, respectively, in share-based compensation related to the Subsidiary Equity Plan. There was no expense incurred for the year ended December 31, 2015 as the plan was implemented in the second quarter of 2016.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at December 31, 2017 and 2016 is 264 and 212, respectively. There was no comparable amount at December 31, 2015 as the plan was implemented in the second quarter of 2016.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 92 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 19 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease.
The Company does not have the ability to terminate the obligations under a Master Lease prior to its expiration without CareTrust’s consent. If a Master Lease is terminated prior to its expiration other than with CareTrust’s consent, the Company may be liable for damages and incur charges such as continued payment of rent through the end of the lease term as well as maintenance and repair costs for the leased property.
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $57,169, $56,271 and $56,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of December 31, 2017.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $132,932, $125,221 and $89,264 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
In March 2017, the Company voluntarily discontinued operations at one of its skilled nursing facilities after determining that the facility could not competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, the Company determined that the costs to renovate the facility could outweigh the future returns from the operation. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property, as well as other provisions, to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rent expense paid in 2017, or expected to be paid in future periods, and has no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $2,830, including the present value of rental payments of approximately $2,715, in 2017. Residents of the affected facility were transferred to local skilled nursing facilities.
During the first quarter of 2016, the Company voluntarily discontinued operations at one of its skilled nursing facilities in order to preserve the overall ability to serve the residents in surrounding counties after careful consideration and some clinical survey challenges. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property as well as other provisions to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rental payments and has no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $7,935, including the present value of rental payments of approximately $6,512, in 2016. Residents of the affected facility were transferred to local skilled nursing facilities. In 2017, the Company recovered $1,286 of certain losses that were recorded in 2016 related to the closure of the operation. The loss recovery was recorded as a gain in 2017.
In March 2017, the Company entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. The transaction closed in the second quarter of 2017. Upon closing the transaction, the Company leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The Company received $38,000 in proceeds. The carrying value for the sale was $24,847. Under applicable accounting guidance, the master lease was classified as an operating lease. The Company recognized a deferred gain on the transaction of $13,153 in 2017 that is amortized over the life of the lease.
During the first quarter of 2017, the Company terminated its lease obligations on four transitional care facilities that are currently under development and one newly constructed stand-alone skilled nursing operation. The Company recorded $1,187 in lease termination costs and long-lived asset impairment.
Future minimum lease payments for all leases as of December 31, 2017 are as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2018	135,841
2019	135,395
2020	135,149
2021	134,942
2022	133,446
Thereafter	1,080,348
$1,755,121

18. SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2017 and 2016:

	General and Professional Liability
		Workers' Compensation
			Health	Total
Balance January 1, 2016	30,710	20,219	5,074	$56,003
Current year provisions	23,149	12,887	38,151	74,187
Claims paid and direct expenses	(18,186)	(10,290)	(37,586)	(66,062)
Change in long-term insurance losses recoverable	637	586	—	1,223
Balance December 31, 2016	36,310	23,402	5,639	65,351
Current year provisions	20,396	15,202	53,796	89,394
Claims paid and direct expenses	(16,133)	(12,455)	(54,712)	(83,300)
Change in long-term insurance losses recoverable	361	930	—	1,291
Balance December 31, 2017	$40,934	$27,079	$4,723	$72,736

Included in long-term insurance losses recoverable as of December 31, 2017 and 2016, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

19. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires healthcare providers (among other things) to safeguard and keep confidential protected health information. In late December 2016, the Company learned of a potential issue at one of its independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been internally investigated, addressed and disclosed as per the HIPAA obligations. The Company believes that it is presently in compliance in all material respects with all applicable laws and regulations.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. The Company expects the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2017, the Company was invited to engage in further mediation discussions to determine whether settlement in advance of a decision on class certification was possible. In April 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December 2017, and it will be distributed to the class members in Q1 of 2018.

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
Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC) and Medicaid Integrity Contributors (MIC) programs. As of December 31, 2017, seven of the Company's operating subsidiaries had probes scheduled and in process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of the Company's operating subsidiaries are currently on extended prepayment review, although that may occur in the future.
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

Concentrations

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.7% and 58.6% of its total accounts receivable as of December 31, 2017 and 2016, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.4%, 67.8% and 69.1% of the Company's revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 2, 2018, the Company had approximately $965 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $1,028, $862 and $682 during the years ended December 31, 2017, 2016 and 2015, respectively. Beginning in 2007, the 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

(b)	Financial Statement Schedules

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions Charged to Costs and Expenses
	Balance at Beginning of Year			Balances at End of Year

			Deductions
		(In thousands)
Year Ended December 31, 2015
Allowance for doubtful accounts	$(20,438)	$(19,802)	$9,932	$(30,308)
Year Ended December 31, 2016
Allowance for doubtful accounts	$(30,308)	$(28,512)	$19,029	$(39,791)
Year Ended December 31, 2017
Allowance for doubtful accounts	$(39,791)	$(31,023)	$26,853	$(43,961)

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.