Form 10-Q
period 2018-03-31
ENSIGN GROUP, INC
filed 2018-05-02
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018.

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

As of April 30, 2018, 51,795,207 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$35,057	$42,337
Accounts receivable—less allowance for doubtful accounts of $1,762 and $43,961 at March 31, 2018 and December 31, 2017, respectively (Note 3)	258,509	265,068
Investments—current	13,631	13,092
Prepaid income taxes	12,794	19,447
Prepaid expenses and other current assets	24,735	28,132
Total current assets	344,726	368,076
Property and equipment, net	541,019	537,084
Insurance subsidiary deposits and investments	28,065	28,685
Escrow deposits	10,025	228
Deferred tax assets	12,731	12,745
Restricted and other assets	17,695	16,501
Intangible assets, net	32,236	32,803
Goodwill	80,963	81,062
Other indefinite-lived intangibles	25,249	25,249
Total assets	$1,092,709	$1,102,433
Liabilities and equity
Current liabilities:
Accounts payable	$31,977	$39,043
Accrued wages and related liabilities	84,018	90,508
Accrued self-insurance liabilities—current	22,163	22,516
Other accrued liabilities	63,088	63,815
Current maturities of long-term debt	10,035	9,939
Total current liabilities	211,281	225,821
Long-term debt—less current maturities	280,449	302,990
Accrued self-insurance liabilities—less current portion	51,518	50,220
Deferred rent and other long-term liabilities	11,608	11,268
Deferred gain related to sale-leaseback (Note 16)	11,910	12,075
Total liabilities	566,766	602,374

Commitments and contingencies (Notes 14, 16 and 17)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 54,083 and 51,764 shares issued and outstanding at March 31, 2018, respectively, and 53,675 and 51,360 shares issued and outstanding at December 31, 2017, respectively (Note 18)	54	53
Additional paid-in capital	270,948	266,058
Retained earnings	285,398	264,691
Common stock in treasury, at cost, 1,932 shares at March 31, 2018 and December 31, 2017, respectively	(38,405)	(38,405)
Total Ensign Group, Inc. stockholders' equity	517,995	492,397
Non-controlling interest	7,948	7,662
Total equity	525,943	500,059
Total liabilities and equity	$1,092,709	$1,102,433
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue
Service revenue	$456,021	$409,393
Assisted and independent living revenue	36,113	32,346
Total revenue	492,134	441,739
Expense
Cost of services	390,243	355,486
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 17)	(1,664)	11,000
Losses related to divestitures (Note 6 and 16)	—	4,017
Rent—cost of services (Note 16)	33,850	31,900
General and administrative expense	25,104	21,270
Depreciation and amortization	11,622	10,514
Total expenses	459,155	434,187
Income from operations	32,979	7,552
Other income (expense):
Interest expense	(3,613)	(3,445)
Interest income	448	290
Other expense, net	(3,165)	(3,155)
Income before provision for income taxes	29,814	4,397
Provision for income taxes	6,521	1,441
Net income	23,293	2,956
Less: net income attributable to noncontrolling interests	161	116
Net income attributable to The Ensign Group, Inc.	$23,132	$2,840
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.45	$0.06
Diluted	$0.43	$0.05
Weighted average common shares outstanding:
Basic	51,585	50,767
Diluted	53,518	52,633

Dividends per share	$0.0450	$0.0425
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$23,293	$2,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,622	10,514
Amortization of deferred financing fees	299	254
Amortization of deferred gain on sale-leaseback	(164)	—
Impairment of long-lived assets	155	111
Deferred income taxes	14	61
Provision for doubtful accounts (Note 3)	570	7,350
Share-based compensation	2,309	2,224
Insurance proceeds received for damage to property	167	—
Gain on insurance claims for damaged property and other assets	(667)	—
Change in operating assets and liabilities
Accounts receivable	6,453	(6,900)
Prepaid income taxes	6,654	252
Prepaid expenses and other assets	2,162	(2,790)
Insurance subsidiary deposits and investments	80	179
Charge related to class action lawsuit (Note 17)	—	11,000
Liabilities related to operational closures (Note 6 and 16)	—	3,906
Accounts payable	(6,815)	(4,044)
Accrued wages and related liabilities	(6,490)	(9,410)
Income taxes payable	—	1,175
Other accrued liabilities	(647)	938
Accrued self-insurance liabilities	1,061	1,568
Deferred rent liability	339	242
Net cash provided by operating activities	40,395	19,586
Cash flows from investing activities:
Purchase of property and equipment	(11,082)	(11,997)
Cash payments for business acquisitions (Note 7)	—	(8,693)
Cash payments for asset acquisitions (Note 7)	(4,447)	(310)
Escrow deposits	(10,025)	(2,394)
Escrow deposits used to fund acquisitions	228	1,582
Cash proceeds from the sale of assets and insurance proceeds	64	608
Restricted and other assets	(201)	(193)
Net cash used in investing activities	(25,463)	(21,397)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 14)	195,000	345,000
Payments on revolving credit facility and other debt (Note 14)	(217,421)	(362,015)
Issuance of common stock upon exercise of options	2,920	957
Repurchase of shares of common stock (Note 18)	—	(6,068)
Dividends paid	(2,328)	(2,179)
Non-controlling interest distribution	(292)	—
Purchase of non-controlling interest	—	(83)
Payments of deferred financing costs	(91)	—
Net cash used in financing activities	(22,212)	(24,388)
Net decrease in cash and cash equivalents	(7,280)	(26,199)
Cash and cash equivalents beginning of period	42,337	57,706
Cash and cash equivalents end of period	$35,057	$31,507
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,809	$4,076
Income taxes	$—	$8
Non-cash financing and investing activity:
Accrued capital expenditures	$3,300	$5,708
Note receivable from sale of ancillary business	$139	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of March 31, 2018, the Company operated 232 facilities, 46 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 18,900 operational skilled nursing beds and 5,100 assisted living and independent living units. As of March 31, 2018, the Company owned 65 of its 232 affiliated facilities and leased an additional 167 facilities through long-term lease arrangements and had options to purchase eleven of those 167 facilities. As of December 31, 2017, the Company owned 63 of its 230 affiliated facilities and leased an additional 167 facilities through long-term lease arrangements and had options to purchase eleven of those 167 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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

Revenue Recognition — On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) applying the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts, for which all revenue had not been recognized, as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 3, Revenue and Accounts Receivable.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts and other currently available evidence. See Note 3, Revenue and Accounts Receivable.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $155 and $111 during the three months ended March 31, 2018 and 2017, respectively.

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
The Company's indefinite-lived intangible assets consist of trade names and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The Company did not identify any intangible asset or goodwill impairment during the three months ended March 31, 2018 and 2017.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance — The Company is partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $750 for California affiliated operations and a separate, one-time, deductible of $1,000 for non-California operations. For all affiliated operations, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $39,982 and $38,998 as of March 31, 2018 and December 31, 2017, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $24,094 and $23,621 as of March 31, 2018 and December 31, 2017, respectively.
In addition, the Company has recorded an asset and equal liability of $5,278 and $5,394 at March 31, 2018 and December 31, 2017, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 11 Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $4,327 and $4,723 as of March 31, 2018 and December 31, 2017, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Tax Cuts and Jobs Act (the Tax Act), which was enacted in December 2017, decreased the corporate income tax rate from 35.0% to 21.0% beginning on January 1, 2018. The Company’s actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions, and the excess tax benefits impact of share-based payment awards. See Note 13, Income Taxes for further detail.

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

Recent Accounting Standards Adopted by the Company

In 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under this new standard and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may apply the new standard either retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

In May 2017, the FASB issued amended authoritative guidance to provide guidance on types of changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting under ASC 718. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The Company's acquisitions during the three months ended March 31, 2018 were classified as asset acquisitions as the fair value of assets acquired is concentrated in a single asset. These acquisitions would have been classified as business combination prior to the adoption of the ASU. The Company anticipates that future acquisitions will be classified as a mixture of business and asset acquisitions under the new guidance.

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (topic 740): Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the securities and Exchange Commission (‘SEC’) interpretive guidance released in December 2017, when the Tax Cuts and Jobs Act (the ‘Tax Act’) was signed into law. Additional information regarding the adoption of this standard is contained in Note 13, Income Taxes.

In October 2016, the FASB issued amended authoritative guidance to require companies to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued amended authoritative guidance to reduce the diversity in practice related to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new provisions target cash flow issues related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of debt instruments with coupon rates that are insignificant relative to effective interest rates, (iii) contingent consideration payments made after a business combination, (iv) proceeds from settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance and bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. REVENUE AND ACCOUNTS RECEIVABLE

The Company's revenue is derived primarily from providing healthcare services to its patients. Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services in transitional and skilled, home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when, those services are rendered.

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net service revenue in the period such variances become known.
Revenue from the Medicare and Medicaid programs accounted for 67.9% and 68.2% of the Company's revenue for the three months ended March 31, 2018 and 2017, respectively. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three months ended March 31, 2018 and 2017.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue as well as revenue by payor is provided in Note 6, Business Segments.
The Company’s service specific revenue recognition policies are as follows:
Transitional and Skilled Nursing Revenue
The Company’s revenue is derived primarily from providing long-term healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rate, adjusted for estimates for variable consideration, on a per patient, daily basis or as services are performed.
Assisted and Independent Living Revenue
The Company's assisted and independent living revenue consists of fees for basic housing and assisted living care. Accordingly, we record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.
Home Health Revenue
Medicare Revenue

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
The Company makes adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue is also adjusted for estimates for variable consideration. Therefore, the Company believes that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.
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
Non-episodic Based Revenue - Revenue is recorded on an accrual basis based upon the date of service at amounts equal to its established or estimated per-visit rates, and adjusted for estimates for variable consideration, as applicable.
Hospice Revenue
Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates, net of estimates for variable consideration. The estimated payment rates are daily rates for each of the levels of care the Company delivers. The Company makes adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons, including credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases to other accrued liabilities.
Impact of New Revenue Guidance on Financial Statement Line Items
The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated statements of income for the three months ended March 31, 2018. There was no impact to the condensed consolidated balance sheet as of March 31, 2018 or condensed consolidated statements of cash flows for the three months ended March 31, 2018, as such, no pro forma information is provided.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2018	2017
Total revenue
As Reported	$492,134	$441,739
Adjustments	8,804	—
Pro forma as if the previous accounting guidance was in effect	$500,938	$441,739

Cost of Services:
As Reported	$390,243	$355,486
Adjustments	8,804	—
Pro forma as if the previous accounting guidance was in effect	$399,047	$355,486

Total Expense:
As Reported	$459,155	$434,187
Adjustments	8,804	—
Pro forma as if the previous accounting guidance was in effect	$467,959	$434,187
The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the "Adjustments" line in the table above. Subsequent material events that alter the payor's ability to pay are recorded as bad debt expense. The Company's bad debt expense and bad debt as a percent of total revenue for the three months ended March 31, 2018 and 2017 was $570 and 0.1%, and $7,350 and 1.7%, respectively.
Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s assisted and independent living revenues. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.
Revenue for the three months ended March 31, 2018 and 2017 is summarized in the following tables:

	Three Months Ended March 31,
	2018		2018 Pro Forma (2)		2017
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$167,625	34.1%	$170,309	34.0%	$148,271	33.6%
Medicare	139,314	28.3	140,381	28.0	129,920	29.4
Medicaid — skilled	27,042	5.5	27,538	5.5	23,017	5.2
Total Medicaid and Medicare	333,981	67.9	338,228	67.5	301,208	68.2
Managed care	83,716	17.0	85,845	17.1	75,562	17.1
Private and other payors(1)	74,437	15.1	76,865	15.4	64,969	14.7
Revenue	$492,134	100.0%	$500,938	100.0%	$441,739	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2018 and 2017.
(2) The 2018 pro forma results reflect balances assuming previous accounting guidance was still in effect.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities or activity as of and for the three months ended March 31, 2018 related to its transitional and skilled services, and home health and hospice services segments.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable as of March 31, 2018 and December 31, 2017 is summarized in the following table:

	March 31,		December 31,
	2018	2018 Pro Forma (1)	2017
Medicaid	$99,799	$112,419	$119,441
Managed care	59,358	71,955	68,930
Medicare	49,765	55,361	55,667
Private and other payors	51,349	64,983	64,991
	260,271	304,718	309,029
Less: allowance for doubtful accounts	(1,762)	(46,209)	(43,961)
Accounts receivable, net	$258,509	$258,509	$265,068
(1) The 2018 pro forma results reflect balances assuming previous accounting guidance was still in effect.
Practical Expedients and Exemptions
As the Company’s contracts with its patients have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by ASC 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$23,293	$2,956
Less: net income attributable to noncontrolling interests	161	116
Net income attributable to The Ensign Group, Inc.	$23,132	$2,840

Denominator:
Weighted average shares outstanding for basic net income per share	51,585	50,767
Basic net income per common share attributable to The Ensign Group, Inc.	$0.45	$0.06

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$23,293	$2,956
Less: net income attributable to noncontrolling interests	161	116
Net income attributable to The Ensign Group, Inc.	$23,132	$2,840

Denominator:
Weighted average common shares outstanding	51,585	50,767
Plus: incremental shares from assumed conversion (1)	1,933	1,866
Adjusted weighted average common shares outstanding	53,518	52,633
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.43	$0.05
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 937 and 1,272 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$35,057	$—	$—	$42,337	$—	$—

The Company's non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, the Company assesses its long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 2, Summary of Significant Accounting Policies for further discussion of the Company's significant accounting policies.

Debt Security Investments - Held to Maturity

At March 31, 2018 and December 31, 2017, the Company had approximately $41,696 and $41,777, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1. The Company has the intent and ability to hold these debt securities to maturity. Further, as of March 31, 2018, the debt security investments were held in AA, A and BBB+ rated debt securities.

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

The Company also reports an “all other” category that includes results from its mobile diagnostics and other ancillary operations for the three months ended March 31, 2018 and 2017. These operations are neither significant individually nor in

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations.

As of March 31, 2018, transitional and skilled services included 160 wholly-owned affiliated skilled nursing facilities and 21 campuses that provide skilled nursing and rehabilitative care services and assisted and independent living services. The Company provided room and board and social services through 51 wholly-owned affiliated assisted and independent living facilities and 21 campuses as mentioned above. Home health, home care and hospice services were provided to patients through 46 affiliated agencies. As of March 31, 2018, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended March 31, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$156,511	$8,264	$2,850	$—		$167,625	34.1%
Medicare	111,953	—	27,361	—		139,314	28.3
Medicaid-skilled	27,042	—	—	—		27,042	5.5
Subtotal	295,506	8,264	30,211	—		333,981	67.9
Managed care	77,800	—	5,916	—		83,716	17.0
Private and other	33,710	27,849	3,631	9,247	(1)	74,437	15.1
Total revenue	$407,016	$36,113	$39,758	$9,247		$492,134	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2018.

	Three Months Ended March 31, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$138,825	$7,036	$2,410	$—		$148,271	33.6%
Medicare	107,928	—	21,992	—		129,920	29.4
Medicaid-skilled	23,017	—	—	—		23,017	5.2
Subtotal	269,770	7,036	24,402	—		301,208	68.2
Managed care	70,357	—	5,205	—		75,562	17.1
Private and other	32,212	25,310	2,526	4,921	(1)	64,969	14.7
Total revenue	$372,339	$32,346	$32,133	$4,921		$441,739	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2017.

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's segment revenues by major payor source for the three months ended March 31, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services (2)	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$159,104	$8,264	$2,941	$—		$170,309	34.0%
Medicare	112,777	—	27,604	—		140,381	28.0
Medicaid-skilled	27,538	—	—	—		27,538	5.5
Subtotal	299,419	8,264	30,545	—		338,228	67.5
Managed care	79,698	—	6,147	—		85,845	17.1
Private and other	36,104	27,849	3,665	9,247	(1)	76,865	15.4
Total revenue	$415,221	$36,113	$40,357	$9,247		$500,938	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2018.

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended March 31, 2018
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$407,016	$—	$39,758	$9,247	$—	$456,021
Assisted and independent living revenue	—	36,113	—	—	—	36,113
Revenue from external customers	$407,016	$36,113	$39,758	$9,247	$—	$492,134
Intersegment revenue(1)	689	—	—	1,082	(1,771)	—
Total revenue	$407,705	$36,113	$39,758	$10,329	$(1,771)	$492,134
Segment income (loss)(2)	$46,195	$4,662	$6,058	$(23,936)	$—	$32,979
Interest expense, net of interest income						$(3,165)
Income before provision for income taxes						$29,814
Depreciation and amortization	$7,802	$1,597	$245	$1,978	$—	$11,622

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, including the return of unclaimed class action settlement for the three months ended March 31, 2018, is included in the "All Other" category.
(3) The Company's campuses represent facilities that offer skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment. Due to the adoption of ASC 606, the presentation of revenue changed from presenting total revenue to service revenue and assisted and independent living revenue.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$372,339	$—	$32,133	$4,921	$—	$409,393
Assisted and independent living revenue	—	$32,346	$—	$—	—	32,346
Revenue from external customers	$372,339	$32,346	$32,133	$4,921	$—	$441,739
Intersegment revenue(1)	744	—	—	884	(1,628)	—
Total revenue	$373,083	$32,346	$32,133	$5,805	$(1,628)	$441,739
Segment income (loss)(2)	$31,790	$4,439	$4,294	$(32,971)	$—	$7,552
Interest expense, net of interest income						$(3,155)
Income before provision for income taxes						$4,397
Depreciation and amortization	$6,953	$1,623	$235	$1,703	$—	$10,514

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, including charges related to class action lawsuit during the three months ended March 31, 2017, is included in the "All Other" category.
(3) The Company's campuses represent facilities that offer skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment. Due to the adoption of ASC 606, the presentation of revenue changed from presenting total revenue to service revenue and assisted and independent living revenue.

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's selected financial data consolidated by business segment for the three months ended March 31, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Three Months Ended March 31, 2018 (Pro forma)
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$415,221	$—	$40,357	$9,247	$—	$464,825
Assisted and independent living revenue	—	36,113	—	—	—	36,113
Revenue from external customers	$415,221	$36,113	$40,357	$9,247	$—	$500,938
Intersegment revenue(1)	689	—	—	1,082	(1,771)	—
Total revenue	$415,910	$36,113	$40,357	$10,329	$(1,771)	$500,938
Segment income (loss)(2)	$46,195	$4,662	$6,058	$(23,936)	$—	$32,979
Interest expense, net of interest income						$(3,165)
Income before provision for income taxes						$29,814
Depreciation and amortization	$7,802	$1,597	$245	$1,978	$—	$11,622

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, including the return of unclaimed class action settlement for the three months ended March 31, 2018, is included in the "All Other" category.
(3) The Company's campuses represent facilities that offer skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment. Due to the adoption of ASC 606, the presentation of revenue changed from presenting total revenue to service revenue and assisted and independent living revenue.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's transitional and skilled services segment income for the three months ended March 31, 2017 included continued obligations under the lease related to closed operations, lease termination costs and related closing expenses of $4,017. This amount includes the present value of future rental payments of approximately $2,715 and long-lived assets impairment of $111. See Note 16, Leases for further detail.

7. ACQUISITIONS
The acquisition focus of the subsidiaries is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The affiliate operations also enters into long-term leases that may include options to purchase the facilities. As a result, from time to time, the affiliated operations will acquire facilities that has been operating under third-party leases.
On January 1, 2018, the Company adopted Accounting Standards Codification Topic 805, Clarifying the Definition of a Business (ASC 805) prospectively, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The Company anticipates that future acquisitions will be classified as a mixture of business and asset acquisitions under the new guidance.
During the three months ended March 31, 2018, the Company acquired two stand-alone assisted living operations for an aggregate purchase price of $4,447. The addition of these operations added 74 assisted living units to be operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. Substantially all of the fair value of the assets acquired is concentrated in property and equipment and as such, the transactions, which occurred during the first quarter, were classified as asset acquisitions in accordance with ASC 805.
During the three months ended March 31, 2017, the Company acquired operations for an aggregate purchase price of $8,693, consisting of building and improvements of $5,290, equipment of $449, goodwill of $1,826, other indefinite-lived intangible assets of $1,094, assembled occupancy of $59 and other liabilities assumed of $25.

Subsequent to March 31, 2018, the Company acquired one stand-alone skilled nursing operation and one campus operation for an aggregate purchase price of $19,500. The addition of these operations added 253 operational skilled nursing beds and 143 assisted living units operated by the Company's operating subsidiaries. In addition, with the stand-alone skilled nursing operation acquisition, the Company acquired real estate that included an adjacent 50 bed long-term acute care hospital that is currently operated by a third party under a lease arrangement. As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to March 31, 2018 was not completed as necessary valuation information was not yet available. As such, the Company has not made the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805.

8. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2018	December 31, 2017
Land	$49,382	$49,081
Buildings and improvements	348,977	342,641
Equipment	185,342	181,530
Furniture and fixtures	5,268	5,244
Leasehold improvements	99,511	97,221
Construction in progress	7,595	5,460
	696,075	681,177
Less: accumulated depreciation	(155,056)	(144,093)
Property and equipment, net	$541,019	$537,084

See also Note 7, Acquisitions for information on acquisitions during the three months ended March 31, 2018.

9. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	March 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	24.0	$483	$(104)	$379	$483	$(99)	$384
Favorable leases	30.2	35,116	(7,063)	28,053	35,116	(6,568)	28,548
Assembled occupancy	0.4	2,707	(2,671)	36	2,659	(2,631)	28
Facility trade name	30.0	733	(299)	434	733	(293)	440
Customer relationships	17.3	4,933	(1,599)	3,334	4,933	(1,530)	3,403
Total		$43,972	$(11,736)	$32,236	$43,924	$(11,121)	$32,803

Amortization expense was $615 and $611 for the three months ended March 31, 2018 and 2017, respectively.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2018 (remainder)	$1,762
2019	2,301
2020	1,593
2021	1,497
2022	1,471
2023	1,409
Thereafter	22,203
$32,236

10. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

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

The following table represents activity in goodwill by segment as of and for the three months ended March 31, 2018:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2018	$45,486	$3,958	$24,322	$7,296	$81,062
Purchase price adjustment	—	—	—	(99)	(99)
March 31, 2018	$45,486	$3,958	$24,322	$7,197	$80,963

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of March 31, 2018. See further discussion of goodwill acquired at Note 7, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	March 31, 2018	December 31, 2017
Trade name	$1,181	$1,181
Medicare and Medicaid licenses	24,068	24,068
	$25,249	$25,249

11. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2018	December 31, 2017
Debt issuance costs, net	$2,568	$2,799
Long-term insurance losses recoverable asset	5,278	5,394
Deposits with landlords	7,205	5,981
Capital improvement reserves with landlords and lenders	2,535	2,327
Note receivable from sale of ancillary business	109	—
Restricted and other assets	$17,695	$16,501
Included in restricted and other assets as of March 31, 2018, are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

12. OTHER ACCRUED LIABILITIES

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Quality assurance fee	$4,908	$4,864
Refunds payable	22,971	21,661
Deferred revenue	6,251	7,066
Cash held in trust for patients	2,660	2,609
Resident deposits	6,841	6,574
Dividends payable	2,346	2,328
Property taxes	8,409	10,088
Operational closure liability	900	910
Other	7,802	7,715
Other accrued liabilities	$63,088	$63,815
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

13. INCOME TAXES

The Tax Act was enacted on December 22, 2017. Effective January 1, 2018 the Tax Act reduces the corporate rate from 35.0% to 21.0%.The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, any legislative action to address uncertainties that arise because of the Tax Act, and additional guidance that may be issued by the U.S. government.

The Company has adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118, which allows the company to record provisional amounts during the period of enactment. Any change to the provisional amounts will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year of the enactment date.

As of March 31, 2018 the Company has not completed its accounting for the tax effects of the enactment of the Tax Act.  The Company continues to analyze certain aspects of the Tax Act and refining the estimates of its calculations, which could potentially impact the measurement of the Company's tax balances. In the three months ended March 31, 2018, there were no adjustments to the provisional amounts recorded in the period ended December 31, 2017.

The Company recorded income tax expense of $6,521 in the three months ended March 31, 2018, or 21.9% of earnings before income taxes, compared to 32.8% for the three month period ended March 31, 2017. The Company’s effective tax rate for 2018 includes the benefit of the lower federal income tax rate of 21.0%, offset by various non-deductible expenses from the enactment of the Tax Act. The effective tax rate for the three months ended March 31, 2018 also includes excess tax benefits from stock-based compensation which were offset by tax expense due to the receipt of unclaimed class action settlement.

The Company is not currently under examination by any major income tax jurisdiction. During 2018, the statutes of limitations will lapse on the Company's 2014 Federal tax year and certain 2013 and 2014 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2018 or 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. DEBT
Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Term loan with SunTrust, interest payable quarterly	$138,750	$140,625
Credit facility with SunTrust	30,000	50,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	124,847	125,394
	293,597	316,019
Less: current maturities	(10,035)	(9,939)
Less: debt issuance costs	(3,113)	(3,090)
	$280,449	$302,990

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2018, the Company's operating subsidiaries had $168,750 outstanding under the Credit Facility. The outstanding balance on the term loan was $138,750, of which $7,500 is classified as short-term and the remaining $131,250 is classified as long-term. The outstanding balance on the revolving Credit Facility was $30,000, which is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2018.

As of April 27, 2018, there was approximately $158,750 outstanding under the Credit Facility.

Mortgage Loans and Promissory Note

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

As of March 31, 2018, the Company's operating subsidiaries had $124,847 outstanding under the mortgage loans and note, of which $2,535 is classified as short-term and the remaining $122,312 is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2018.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had approximately $6,304 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the three months ended March 31, 2018 and 2017 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than 3 years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At March 31, 2018, there were 5,994 unissued shares of common stock available for issuance under this plan.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 168 options and 57 restricted stock awards from the 2017 Plans during the three months ended March 31, 2018.

The Company used the following assumptions for stock options granted during the three months ended March 31, 2018 and 2017:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2018	168	2.7%	6.2 years	32.0%	0.7%
2017	156	2.0%	6.3 years	36.0%	0.8%

For the three months ended March 31, 2018 and 2017, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2018	168	$26.53	$9.01
2017	156	$20.28	$7.15

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2018 and 2017 and therefore, the intrinsic value was $0 at date of grant.

The following table represents the employee stock option activity during the three months ended March 31, 2018 and 2017:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2018	4,739	$13.08	2,776	$10.07
Granted	168	26.53
Forfeited	(26)	16.13
Exercised	(355)	7.70
March 31, 2018	4,526	$13.98	2,638	$10.69

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2018:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	65	107	0	65
2009	4.06	-	4.56	398	858	1	398
2010	4.77	-	4.96	88	215	2	88
2011	5.90	-	7.99	107	366	3	107
2012	6.56	-	7.96	378	1,391	4	378
2013	7.98	-	11.49	504	2,448	5	429
2014	10.55	-	18.94	1,383	7,848	6	807
2015	21.47	-	25.24	530	4,829	7	231
2016	18.79	-	19.89	438	3,053	8	109
2017	18.64	-	22.90	467	3,263	9	26
2018	26.53			168	1,509	10	—
Total				4,526	25,887		2,638
Restricted Stock Awards
The Company granted 57 and 53 restricted stock awards during the three months ended March 31, 2018 and 2017, respectively. All awards were granted at an exercise price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2018 and 2017 ranged from $23.61 to $27.70 and $18.56 to $20.68, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2018 and changes during the three months ended March 31, 2018 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	383	$20.65
Granted	57	26.28
Vested	(48)	20.59
Forfeited	(5)	22.04
Nonvested at March 31, 2018	387	$21.47

During the three months ended March 31, 2018, the Company granted 8 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $23.61 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Share-based compensation expense related to stock options	$1,216	$1,207
Share-based compensation expense related to restricted stock awards	578	552
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	177	132
Total	$1,971	$1,891

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In future periods, the Company expects to recognize approximately $11,210 and $7,363 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2018. Future share-based compensation expense will be recognized over 3.0 and 3.5 weighted average years for unvested options and restricted stock awards, respectively. There were 1,888 unvested and outstanding options at March 31, 2018, of which 1,785 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at March 31, 2018 was 5.9 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2018 and December 31, 2017 is as follows:

Options	March 31, 2018	December 31, 2017
Outstanding	$55,792	$44,060
Vested	41,182	33,976
Expected to vest	13,237	9,311
Exercisable	6,356	10,481
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
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three months ended March 31, 2018 and 2017, the Company expensed $338 and $333, respectively, in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at March 31, 2018 and 2017 is 223 and 251, respectively.

16. LEASES
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,418 and $14,116 for the three months ended March 31, 2018 and 2017, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of March 31, 2018.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $34,164 and $31,992 for the three months ended March 31, 2018 and 2017, respectively.
Twenty-nine of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
In first quarter of 2017, the Company voluntarily discontinued operations at one of its skilled nursing facilities after determining that the facility could not competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, the Company determined that the costs to renovate the facility could outweigh the future returns from the operation. As part of this closure, the Company entered into an agreement with its landlord allowing for the closure of the property, as well as other provisions, to allow its landlord to transfer the property and the licenses free and clear of the applicable master lease. This arrangement does not impact the rent expense paid in 2017, or expected to be paid in future periods, and has no material impact on the Company's lease coverage ratios under the Master Leases. The Company recorded a continued obligation liability under the lease and related closing expenses of $2,830, including the present value of rental payments of approximately $2,715 during the first quarter of 2017. Residents of the affected facility were transferred to local skilled nursing facilities.
In March 2017, the Company entered into definitive agreements to sell the properties of two skilled nursing facilities and one assisted living community. The transaction closed in the second quarter of 2017. Upon closing the transaction, the Company leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The Company received $38,000 in proceeds. The carrying value for the sale was $24,847. Under applicable accounting guidance, the master lease was classified as an operating lease. The Company recognized a deferred gain on the transaction of $13,153 during the second quarter of 2017 that is amortized over the life of the lease.
During the first quarter of 2017, the Company terminated its lease obligations on four transitional care facilities that were under development at that time and one newly constructed stand-alone skilled nursing operation. The Company recorded $1,187 in lease termination costs and long-lived asset impairment.
Future minimum lease payments for all leases as of March 31, 2018 are as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2018 (remainder)	$101,614
2019	136,138
2020	135,827
2021	135,612
2022	134,082
2023	133,022
Thereafter	953,593
$1,729,888

17. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December 2016, the Company learned of a potential issue at one of its independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been internally investigated, addressed and disclosed as is required by law. The Company believes that it is presently in compliance in all material respects with applicable HIPAA laws and regulations.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer by the Company's operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.
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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its operating subsidiaries do business.
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the Federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. The Company expects the plaintiff's bar to continue to be aggressive in their pursuit of these staffing and similar claims.
The Company and its operating subsidiaries have in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. If there were a significant increase in the number of these claims or an increase in amounts due as a result of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations, and cash flows.
The Company and its operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment, as well as employment related claims. A significant increase in the number of these claims, or an increase in the amounts due as a result of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
In August of 2011, the Company was named as a Defendant in a class action litigation alleging violations of state and federal wage and hour law. In January of 2017, the Company participated in an initial mediation session with plaintiffs' counsel. As a result of this discussion and due to (i) the fact no class had been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs (iii) the nature of the remedies sought and (iv) the lack of any basis on which to compute estimated compensatory and/or exemplary damages, the Company could not predict what the outcome of the pending class action lawsuit would be, what the timing of the ultimate resolution of this lawsuit would be, or an estimate and/or range of possible loss related to it.
In March of 2017, the Company was invited to engage in further settlement discussions to determine whether a resolution of the case in advance of a decision on class certification was possible. In April of 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. The Company received $1,664 related to settlement funds that class members declined to claim during the settlement process and recorded the recoveries in the first quarter of 2018 in accordance Joint Stipulation and Settlement Agreement dated June 2017.

Other claims and suits continue to be filed against the Company and other companies in its industry. By way of example, a general/premises liability lawsuit was filed against one of the Company’s operating entities, in connection with an alleged injury to a non-employee/contractor. Further, another one of the Company’s independent operating entities was sued on allegations of professional negligence.

The Company cannot predict or provide any assurance as to the possible outcome of any litigation. If any litigation were to proceed through trial, and the Company and its operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other arrangements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medicare Revenue Recoupments — The Company is subject to reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC) and Medicaid Integrity Contributors (MIC) programs. As of March 31, 2018, four of the Company's operating subsidiaries had probe reviews scheduled and in process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of the Company's operating subsidiaries are currently on extended prepayment review, although that may occur in the future. In addition, as of March 31, 2018, a ZPIC review was recently concluded at one of the Company's hospice subsidiaries, and the results from the audit is currently under appeal.
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

The Company and its operating subsidiaries have continued to meet the requirements under the Settlement Agreement and pass its IRO audits. Participation in federal healthcare programs by the Company's operating subsidiaries is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57.5% and 56.7% of its total accounts receivable as of March 31, 2018 and December 31, 2017, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 67.9% and 68.2% of the Company's revenue for the three months ended March 31, 2018 and 2017, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of April 27, 2018, the Company had approximately $920 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. COMMON STOCK
As approved by the Board of Directors on April 3, 2018, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $30,000 of its common stock under the program for a period of approximately 11 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program is scheduled to expire on February 20, 2019. To date, the Company has not purchased any shares pursuant to this stock repurchase program.

On February 8, 2017, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $30,000 of its common stock under the program for a period of 12 months. The stock repurchase program expired on February 8, 2018. During the first quarter of 2017, the Company repurchased 343 shares of its common stock for a total of $6,068.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of March 31, 2018, we offered skilled nursing, assisted living and rehabilitative care services through 232 skilled nursing and assisted living. Of the 232 facilities, we owned 65 and operated an additional 167 facilities under long-term lease arrangements, and had options to purchase 11 of those 167 facilities. Our home health and hospice business provides home health, hospice and home care services from 46 agencies across eleven states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of March 31, 2018:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	65	11	156	232
Percentage of total	28.0%	4.7%	67.3%	100.0%
Operational skilled nursing beds	3,437	1,067	14,360	18,864
Percentage of total	18.2%	5.7%	76.1%	100.0%
Assisted and independent living units	2,033	184	2,869	5,086
Percentage of total	40.0%	3.6%	56.4%	100.0%
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
Recent Activities
Adoption of Revenue Recognition Standard - On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) under the modified retrospective method. The new revenue standard outlines a single, comprehensive model requiring revenue to be recognized upon transfer of control of the promised goods or services to the customer at an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The adoption of ASC 606 did not have a material impact on the measurement nor the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018.
The new accounting standard had the following effects on our presentation and disclosure:
•The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into of the calculation of net revenues. Subsequent material changes in those implicit price concessions that are the result of an adverse change in a patient’s ability to pay are recorded as bad debt expense. We did not have material bad debt expense as of March 31, 2018. See Note 3, Revenue and Accounts Receivable, in the Notes to the Condensed Consolidated Financial Statements.
•Prior period results reflect reclassifications, for comparative purposes, for the presentation of assisted and independent living revenue. Historically, we only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.
Class action lawsuit - In the first quarter of 2017, we recorded an estimated liability of $11.0 million related to the settlement of a class action lawsuit. We funded the settlement in the amount of $11.0 million in December 2017, and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to settlement funds that class members declined to claim during the settlement process and recorded recoveries in the first quarter of 2018 in accordance with the Joint Stipulation and Settlement Agreement dated June 2017.
Common Stock Repurchase Program - As approved by the Board of Directors on April 3, 2018, we entered into a stock repurchase program pursuant to which the Company may repurchase up to $30.0 million of our common stock under the program for a period of approximately 11 months. To date, the Company has not purchased any shares pursuant to this stock repurchase program.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of March 31, 2018:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	43	39	23	2	16	9	9	6	4	—	4	4	1	160
Assisted and independent living services	6	6	6	19	1	5	1	3	1	—	—	—	3	51
Campuses(1)	4	3	1	—	1	1	—	1	2	6	2	—	—	21
Number of operational beds/units
Operational skilled nursing beds	5,634	4,163	3,174	138	1,763	766	841	544	413	542	368	426	92	18,864
Assisted and independent living units	461	735	1,250	758	106	618	98	274	302	142	31	—	311	5,086
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of March 31, 2018, we provided home health and hospice services through our 46 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington.
During the three months ended March 31, 2018, we acquired two stand-alone assisted living operations for an aggregate purchase price of $4.4 million. The addition of these operations added 74 assisted living units operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.

Subsequent to March 31, 2018, we acquired one stand-alone skilled nursing operation and one campus operation for an aggregate purchase price of $19.5 million. The addition of these operations added 253 operational skilled nursing beds and 143 assisted living units operated by our subsidiaries. In addition, with the stand-alone skilled nursing operation acquisition, we acquired real estate that included an adjacent 50 bed long-term acute care hospital that is currently operated by a third party under a lease arrangement.
For further discussion of our acquisitions, see Note 7, Acquisitions in the Notes to Condensed Consolidated Financial Statements.
Key Performance Indicators
We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. Revenue associated with these metrics are generated based on contractually agreed-upon amounts or rate, excluding the estimates of variable consideration under revenue recognition standard, ASC 606. These indicators and their definitions include the following:
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

•
Skilled mix. The amount of our skilled revenue as a percentage of our total skilled nursing routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving skilled nursing services at the skilled nursing facilities divided by the total number of days patients from all payor sources are receiving skilled nursing services at the skilled nursing facilities for any given period.

•
Quality mix. The amount of skilled nursing routine non-Medicaid revenue as a percentage of our total skilled nursing routine revenue. Quality mix (in days) represents the number of days our non-Medicaid patients are receiving services at the skilled nursing facilities divided by the total number of days patients from all payor sources are receiving skilled nursing services at the skilled nursing facilities for any given period.

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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended March 31,
	2018	2017
Skilled Mix:
Days	31.6%	32.0%
Revenue	52.2%	53.3%
Quality Mix:
Days	43.4%	44.1%
Revenue	60.5%	61.6%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Occupancy for transitional and skilled services:
Operational beds at end of period	18,864	17,919
Available patient days	1,691,213	1,614,798
Actual patient days	1,314,970	1,209,264
Occupancy percentage (based on operational beds)	77.8%	74.9%

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

	Three Months Ended March 31,
	2018	2017
Occupancy for assisted and independent living services:
Occupancy percentage (units)	75.5%	76.8%
Average monthly revenue per unit	$2,858	$2,838

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Home health services:
Average Medicare Revenue per Completed Episode	$2,848	$2,976
Hospice services:
Average Daily Census	1,260	1,001
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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$156,511	$8,264	$983	$1,867	$—		$167,625	34.1%
Medicare	111,953	—	9,867	17,494	—		139,314	28.3
Medicaid-skilled	27,042	—	—	—	—		27,042	5.5
Subtotal	295,506	8,264	10,850	19,361	—		333,981	67.9
Managed care	77,800	—	5,733	183	—		83,716	17.0
Private and other	33,710	27,849	3,601	30	9,247	(1)	74,437	15.1
Total revenue	$407,016	$36,113	$20,184	$19,574	$9,247		$492,134	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended March 31, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$138,825	$7,036	$930	$1,480	$—		$148,271	33.6%
Medicare	107,928	—	8,633	13,359	—		129,920	29.4
Medicaid-skilled	23,017	—	—	—	—		23,017	5.2
Subtotal	269,770	7,036	9,563	14,839	—		301,208	68.2
Managed care	70,357	—	5,023	182	—		75,562	17.1
Private and other	32,212	25,310	2,464	62	4,921	(1)	64,969	14.7
Total revenue	$372,339	$32,346	$17,050	$15,083	$4,921		$441,739	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

The following pro forma table demonstrates the impact of adopting ASC 606 on our segment revenues by major payor source for the three months ended March 31, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Three Months Ended March 31, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$159,104	$8,264	$1,059	$1,882	$—		$170,309	34.0%
Medicare	112,777	—	9,953	17,651	—		140,381	28.0
Medicaid-skilled	27,538	—	—	—	—		27,538	5.5
Subtotal	299,419	8,264	11,012	19,533	—		338,228	67.5
Managed care	79,698	—	5,950	197	—		85,845	17.1
Private and other	36,104	27,849	3,634	31	9,247	(1)	76,865	15.4
Total revenue	$415,221	$36,113	$20,596	$19,761	$9,247		$500,938	100.0%
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

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah and Washington as of March 31, 2018. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of March 31, 2018, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of March 31, 2018, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies

On January 1, 2018, we adopted Accounting Standard Codification 606 applying the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 3, Revenue and Accounts Receivable, in the Notes to Condensed Consolidated Financial Statements, for our revenue recognition policy under ASC 606.

Other than our adoption of ASC 606 above, there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.
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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use Payroll Based Journals (PBJ) data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS will be using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limit to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data will now be used to calculate the staffing Star Rating, some facilities may see an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them.

On February 12, 2018, the President rolled out a new White House budget for fiscal year 2019, which froze the Medicare market basket rate at 2.4%. As a result, the Congressional Budget Office has estimated a $1.9 billion reduction in Medicare spending over the next decade. The 2019 fiscal year begins October 1 of 2018.
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
On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from skilled nursing facilities. The final rule includes the SNF 30-day All Cause Readmission Measure which assesses the risk-

standardized rate of all-cause, all condition, unplanned inpatient hospital readmissions for Medicare fee-for-service SNF patients within 30 days of discharge from admission to an inpatient prospective payment system hospital, CAH or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable. This measure is claims-based, requiring no additional data collection or submission burden for SNFs.
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On December 1, 2017, CMS issued a final rule which officially canceled the Episode Payment Models and Cardiac Rehabilitation Incentive Payment Model, rescinding the regulations governing these models. Additionally, the final rule implemented certain revisions to the CJR program, including making participation voluntary for approximately half of the geographic areas, along with other technical refinements. These regulation changes became effective January 1, 2018 and are effective for five performance years.
On January 9, 2018, CMS launched a new voluntary bundled payment called Bundled Payments for Care Improvement Advanced (BPCI Advanced), which will replace the BPCI initiative that terminates on September 30, 2018. The Model Performance Period for BPCI Advanced commences on October 1, 2018 and runs through December 31, 2023. Under the advanced bundled payment model, participants can earn additional payment if all expenditures for a beneficiary’s episode of care are under a spending target that factors in quality. The BPCI Advanced model changes the BPCI initiative in a number of ways. Most importantly, it eliminates the BPCI Model 3 which allows post-acute care providers to participate as episode initiators. Episode initiators under the new BPCI Advanced initiative are called Non-Convener Participants and only include Acute Care Hospitals and Physician Group Practices.  As a result, once BCPI Advanced is implemented, post-acute care providers will only be able to participate as “Convener Participants.”  A Convener Participant is a participant that brings together the episode initiators, which are the Acute Care Hospital or the Physician Group Practice. The Convener Participant facilitates coordination among the episode initiators and bears and apportions financial risk under BCPI Advanced. Thus post-acute care providers may only participate in BPCI Advanced as Convener Participants.
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

Skilled Nursing

CMS Payment Rules. On April 27, 2018, CMS published a proposed rule outlining fiscal year 2019 Medicare payment rates for skilled nursing facilities. Due to the proposed rule, and as a function of the Bipartisan Budget Act of 2018, the SNF market basket percentage is set to a statutorily required 2.4%. Under the rule, CMS is proposing a new Patient-Driven Payment Model (PDPM) to replace the existing case-mix methodology, the Resource Utilization Group (RUG-IV) model. The new PDPM is expected to better account for patient characteristics by relating payment to patients' conditions and clinical needs rather than on volume-based services, and is being proposed in lieu of the Resident Classification System, Version I (RCS-I). The PDPM is also expected to reduce systemic complexity and save SNFs approximately $2.0 billion over 10 years in administrative costs. It is projected that a budget neutrality factor would be used to satisfy the requirement that PDPM be budget neutral relative to RUG-IV, given that the intent with the new model is not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization without incentivizing inappropriate care delivery. Additionally, the rule includes proposals relating to the SNF Quality Reporting Program and the Skilled Nursing Facility Value-Based Purchasing (VBP) Program, that will affect Medicare payment beginning on October 1, 2018. The proposed rule is currently open for public comment, after which the details of the final rule may vary from those summarized above.

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

Home Health

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%, and the distributional effects of a -0.5% reduction in payments due to the sunset of the rural add-on provision.

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

Hospice

On April 27, 2018, CMS published a proposed rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. The proposed rule proposes a hospice payment update percentage of 1.8%, which reflects a market basket update of 2.9%, reduced by an estimated 0.8% for a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the Affordable Care Act. The proposed payment update also includes 1.8% increase from fiscal year 2018 in aggregate cap payment made to hospices annually. The proposed rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 that recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. This may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed. Additionally, the rule proposes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 was increased by 1.0% , which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2018 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses was $2,010 in 2018 compared to $1,980 in 2017. For occupational therapy (OT) services, the limit was $2,010 for 2018 compared to $1,980 in 2017. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018. This new law includes several provisions related to Medicare payments for services beginning on January 1, 2018. With regard to payment for outpatient therapy services, the law repeals application of the Medicare outpatient therapy caps but retains the former cap amounts as a threshold above for services that are medically necessary. The new law retains the targeted medical review process, but at a lower threshold amount. It also extends several recently expired Medicare legislative provisions affecting health care providers and beneficiaries, including the Medicare physician fee schedule work geographic adjustment floor.

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided under subsequent procedures are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.
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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2018	2018 Pro forma (1)	2017
Revenue
Service revenue	92.7%	92.8%	92.7%
Assisted and independent living revenue	7.3	7.2	7.3
Total revenue	100.0	100.0	100.0
Expense
Cost of services	79.3	79.7	80.5
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 17)	(0.3)	(0.3)	2.5
Losses related to divestitures (Note 6 and 16)	—	—	0.9
Rent—cost of services (Note 16)	6.9	6.8	7.2
General and administrative expense	5.1	5.0	4.8
Depreciation and amortization	2.4	2.3	2.4
Total expenses	93.4	93.5	98.3
Income from operations	6.6	6.5	1.7
Other income (expense):
Interest expense	(0.7)	(0.7)	(0.8)
Interest income	0.1	0.1	0.1
Other expense, net	(0.6)	(0.6)	(0.7)
Income before provision for income taxes	6.0	5.9	1.0
Provision for income taxes	1.3	1.3	0.3
Net income	4.7	4.6	0.7
Less: net income attributable to noncontrolling interests	—	—	—
Net income attributable to The Ensign Group, Inc.	4.7%	4.6%	0.7%

(1) The proforma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended March 31, 2018 by presenting the percentages as if the previous accounting guidance was still in effect.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$44,440	$17,950
Adjusted EBITDA	46,634	41,085
Valuation Metric
Adjusted EBITDAR	76,827	68,712

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at facilities currently being constructed and other start-up operations;

•	return of unclaimed class action settlement funds, and charges related to the settlement of class action lawsuits;

•	share-based compensation expense;

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses; and

•	transaction-related costs.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Consolidated statements of income data:
Net income	$23,293	$2,956
Less: net income attributable to noncontrolling interests	161	116
Interest expense, net	3,165	3,155
Provision for income taxes	6,521	1,441
Depreciation and amortization	11,622	10,514
EBITDA	$44,440	$17,950

(Earnings)/losses related to facilities currently being constructed and other start-up operations(a)	(2,252)	631
(Return of unclaimed class action settlement)/charges related to the settlement of the class action lawsuit(b)	(1,664)	11,000
Share-based compensation expense(c)	2,309	2,224
Results related to closed operations and operations not at full capacity, including continued obligations and closing expenses(d)	116	4,919
Transaction-related costs(e)	28	88
Rent related to items(a) and (d) above	3,657	4,273
Adjusted EBITDA	$46,634	$41,085
Rent—cost of services	33,850	31,900
Less: rent related to items(a) and (d) above	(3,657)	(4,273)
Adjusted EBITDAR	$76,827	$68,712
______________________

(a)	Represents results related to facilities currently in the start up phase after construction was completed. This amount excludes rent, depreciation and interest expense.
(b) Return of unclaimed class action settlement funds/charges incurred in connection with the settlement of the class action lawsuit.

(c)	Share-based compensation expense incurred.

(d)
Represent results at closed operations and operations not at full capacity during the three months ended March 31, 2018 and 2017, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million for the three months ended March 31, 2017.

(e)	Costs incurred to acquire operations which are not capitalizable.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,
	2018		2018 Pro Forma (2)		2017
	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %
	(Dollars in thousands)
Transitional and skilled services	$407,016	82.7%	$415,221	82.9%	$372,339	84.3%
Assisted and independent living services	36,113	7.3	36,113	7.2	32,346	7.3
Home health and hospice services:
Home health	20,184	4.1	20,596	4.1	17,050	3.9
Hospice	19,574	4.0	19,761	3.9	15,083	3.4
Total home health and hospice services	39,758	8.1	40,357	8.0	32,133	7.3
All other (1)	9,247	1.9	9,247	1.9	4,921	1.1
Total revenue	$492,134	100.0%	$500,938	100.0%	$441,739	100.0%
(1) Includes revenue from services generated in our other mobile diagnostic and ancillary services.
(2) The proforma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended March 31, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Our consolidated revenue increased $50.4 million, or 11.4%. On a pro forma basis, revenue increased $59.2 million or 13.4%. The following analysis incorporates the adoption of ASC 606. See pro forma 2018 numbers in the table below for a period over period comparative analysis.

Our transitional and skilled services revenue increased by $34.7 million, or 9.3%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services revenue increased by $3.8 million, or 11.6%, mainly due to the increase in average monthly revenue per unit compared to the prior year period, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $7.6 million, or 23.7%, mainly due to an increase in volume in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2017 increased our consolidated revenue by $34.3 million during the three months ended March 31, 2018 when compared to the same period in 2017.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)		Change	% Change
Total Facility Results:
Transitional and skilled revenue (As Reported)	$407,016	$372,339	$34,677	9.3%
Transitional and skilled revenue (Pro forma (5))	415,221	372,339	42,882	11.5%
Number of facilities at period end	160	150	10	6.7%
Number of campuses at period end*	21	21	—	—%
Actual patient days	1,314,970	1,209,264	105,706	8.7%
Occupancy percentage — Operational beds	77.8%	74.9%		2.9%
Skilled mix by nursing days	31.6%	32.0%		(0.4)%
Skilled mix by nursing revenue	52.2%	53.3%		(1.1)%

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)		Change	% Change
Same Facility Results(1):
Transitional and skilled revenue (As Reported)	$280,247	$273,730	$6,517	2.4%
Transitional and skilled revenue (Pro forma (5))	285,840	273,730	12,110	4.4%
Number of facilities at period end	108	108	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	870,523	862,126	8,397	1.0%
Occupancy percentage — Operational beds	79.2%	78.4%		0.8%
Skilled mix by nursing days	32.2%	31.9%		0.3%
Skilled mix by nursing revenue	53.1%	52.9%		0.2%

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)		Change	% Change
Transitioning Facility Results(2):
Transitional and skilled revenue (As Reported)	$101,847	$95,730	$6,117	6.4%
Transitional and skilled revenue (Pro forma (5))	103,963	95,730	8,233	8.6%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	356,807	337,307	19,500	5.8%
Occupancy percentage — Operational beds	76.0%	71.9%		4.1%
Skilled mix by nursing days	32.2%	32.2%		—%
Skilled mix by nursing revenue	52.6%	54.3%		(1.7)%

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)		Change	% Change
Recently Acquired Facility Results(3):
Transitional and skilled revenue (As Reported)	$24,922	$1,184	$23,738	NM
Transitional and skilled revenue (Pro forma (5))	25,418	1,184	24,234	NM
Number of facilities at period end	12	2	10	NM
Number of campuses at period end*	1	1	—	NM
Actual patient days	87,640	4,805	82,835	NM
Occupancy percentage — Operational beds	71.6%	16.0%		NM
Skilled mix by nursing days	23.5%	24.6%		NM
Skilled mix by nursing revenue	41.2%	48.3%		NM

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)		Change	% Change
Facility Closed Results(4):
Skilled nursing revenue	$—	$1,695	$(1,695)	NM
Actual patient days	—	5,026	(5,026)	NM
Occupancy percentage — Operational beds	—%	33.2%		NM
Skilled mix by nursing days	—%	50.3%		NM
Skilled mix by nursing revenue	—%	74.6%		NM
__________________
* Campus represents a facility that offers both skilled nursing, assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2015.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2015 to December 31, 2016.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2017.

(4)
Facility Closed results represents closed operations during the three months ended March 31, 2017, which were excluded from Same Store and Transitioning results for the three months ended March 31, 2017, for comparison purposes.

(5)
The proforma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended March 31, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Transitional and skilled services revenue increased $34.7 million, or 9.3% in the first quarter of 2018 or $42.9 million and 11.5% on a pro forma basis. Of the $34.7 million increase, Medicare and managed care revenue increased $11.5 million, or 6.4%, Medicaid custodial revenue increased $17.7 million, or 12.7%, private and other revenue increased $1.5 million, or 4.6%, and Medicaid skilled revenue increased $4.0 million, or 17.5%.

Transitional and skilled services revenue generated by Same Facilities increased $6.5 million, or 2.4%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Same Facilities increased $12.1 million, or 4.4%, on a comparable basis. The following is a description of notable comparable revenue changes (with the impact of the adoption of ASC 606):

•
Our Medicaid revenue, including Medicaid skilled revenue, increased by $6.2 million, or 4.9%, mainly driven by an increase in Medicaid days. We also experienced an increase in Medicaid revenue per patient day as a result of our participation in the quality improvement programs and the supplemental programs in various states.

•	Our managed care revenue increased by $2.1 million, or 4.0%, due to an increase in managed care days and an increase in managed care revenue per patient day.

•	Our Medicare revenue decreased by $0.9 million, or 1.2%, primarily due to a decrease in Medicare days, partially offset by an increase in Medicare revenue per patient day.

Transitional and skilled services revenue generated by Transitioning Facilities increased $6.1 million, or 6.4%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Transitioning Facilities increased $8.2 million, or 8.6%, on a comparable basis. This is due to increases in total patient days and revenue per patient day of 5.8% and 2.8%, respectively.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $23.7 million, mainly due to ten operations we acquired between April 1, 2017 and March 31, 2018 in six states. In addition, Recently Acquired Facilities in the first quarter of 2017 included two newly built facilities that had low occupancy rates during the start up period. Accordingly, the occupancy rate in the first quarter of 2017 was impacted by the lower census due to start up operations at newly opened facilities.
In the future, if we acquire additional turnaround operations into our overall portfolio, we expect to see lower occupancy and skilled mix, as these metrics will vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth for our turnaround acquisitions.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Skilled Nursing Average Daily Revenue Rates:
Medicare	$610.47	$597.31	$514.77	$503.32	$520.54	$479.03	$574.68	$564.55
Managed care	459.66	442.56	408.92	420.38	419.10	347.98	443.24	436.41
Other skilled	482.53	459.83	365.45	366.97	484.95	—	467.14	445.46
Total skilled revenue	524.69	511.20	457.49	460.55	486.36	463.38	504.22	496.65
Medicaid	221.18	214.83	193.47	179.37	212.76	144.36	213.36	204.87
Private and other payors	225.18	206.66	208.69	202.04	227.94	185.77	220.06	204.88
Total skilled nursing revenue	$319.84	$308.50	$280.68	$273.02	$279.37	$235.79	$306.49	$298.38

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.2% and 2.3%, respectively. The increase is attributable to the mandated 1.0% market basket percentage that became effective in October 2017, which was preceded by a 2.4% net market basket increase that went into effect in October 2016. In addition, the increase in Medicare daily rates was the result of a continuing shift towards higher acuity patients.

Our average Medicaid rates increased 4.1% primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Revenue:
Medicare	24.9%	26.3%	28.9%	31.7%	26.9%	44.0%	26.0%	27.9%
Managed care	19.1	18.8	20.7	19.4	10.9	4.3	19.0	18.8
Other skilled	9.1	7.8	3.0	3.2	3.4	—	7.2	6.6
Skilled mix	53.1	52.9	52.6	54.3	41.2	48.3	52.2	53.3
Private and other payors	7.4	7.6	10.1	10.1	10.1	24.8	8.3	8.3
Quality mix	60.5	60.5	62.7	64.4	51.3	73.1	60.5	61.6
Medicaid	39.5	39.5	37.3	35.6	48.7	26.9	39.5	38.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Days:
Medicare	13.0%	13.6%	15.7%	17.2%	14.4%	21.6%	13.8%	14.8%
Managed care	13.2	13.1	14.2	12.6	7.3	3.0	13.1	12.9
Other skilled	6.0	5.2	2.3	2.4	1.8	—	4.7	4.3
Skilled mix	32.2	31.9	32.2	32.2	23.5	24.6	31.6	32.0
Private and other payors	10.9	11.4	13.8	13.6	12.9	31.4	11.8	12.1
Quality mix	43.1	43.3	46.0	45.8	36.4	56.0	43.4	44.1
Medicaid	56.9	56.7	54.0	54.2	63.6	44.0	56.6	55.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)		Change	% Change
Resident fee revenue	$36,113	$32,346	$3,767	11.6%
Number of facilities at period end	51	41	10	24.4%
Number of campuses at period end	21	21	—	—%
Occupancy percentage (units)	75.5%	76.8%		(1.3)%
Average monthly revenue per unit	$2,858	$2,838	$20	0.7%

Assisted and independent living revenue of $36.1 million, increased 11.6% on a comparable basis, primarily due to an increase in average monthly revenue per unit of 0.7% and revenue generated from the addition of ten assisted and independent living operations in three states between April 1, 2017 and March 31, 2018, offset by the decrease in occupancy of 1.3%.
Home Health and Hospice Services

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(Dollars in thousands)
Home health and hospice revenue
Home health services	$20,184	$17,050	$3,134	18.4%
Hospice services	19,574	15,083	4,491	29.8
Total home health and hospice revenue	$39,758	$32,133	$7,625	23.7%
Pro-forma(1)
Home health and hospice revenue
Home health services	$20,596	$17,050	$3,546	20.8%
Hospice services	19,761	15,083	4,678	31.0
Total home health and hospice revenue	$40,357	$32,133	$8,224	25.6%

Home health services:
Average Medicare Revenue per Completed Episode	$2,848	$2,976	$(128)	(4.3)%
Hospice services:
Average Daily Census	1,260	1,001	259	25.9%

(1) The proforma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended March 31, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Home health and hospice revenue increased $7.6 million, or 23.7%, or $8.2 million and 25.6% on a pro forma basis. Of the $7.6 million increase, Medicare and managed care revenue increased $6.1 million, or 22.4%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of four home health and hospice operations in three states between April 1, 2017 and March 31, 2018.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2018 Pro Forma (1)	2017
	(Dollars in thousands)
Transitional and skilled services	$326,241	$334,447	$303,633
Assisted and independent living services	23,474	23,474	20,976
Home health and hospice services	32,918	33,516	27,053
All other	7,610	7,610	3,824
Total cost of services	$390,243	$399,047	$355,486
(1) The proforma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended March 31, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Consolidated cost of services increased $34.8 million, or 9.8%, or $43.6 million and 12.3% on a pro forma basis. Consolidated cost of services as a percentage of revenue decreased by 1.2% to 79.3% or 0.8% to 79.7% on a pro forma basis.

Transitional and Skilled Services

	Three Months Ended March 31,			%
	2018	2017	Change	Change
	(Dollars in thousands)
Cost of service	$326,241	$303,633	$22,608	7.4%
Cost of service (Pro Forma (1))	334,447	303,633	30,814	10.1%
Revenue percentage	80.2%	81.5%		(1.3)%
Revenue percentage (Pro Forma (1))	80.5%	81.5%		(1.0)%
(1) The proforma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended March 31, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our transitional and skilled services segment increased $22.6 million, or 7.4%, due primarily to additional costs at Recently Acquired Facilities of $18.1 million and organic operational growth. Cost of services as a percentage of revenue decreased to 80.2%, mainly due to operational improvements, decreases in insurance costs, partially offset by an increase in incentives accruals.

Assisted and Independent Living Services

	Three Months Ended March 31,			%
	2018	2017	Change	Change
	(Dollars in thousands)
Cost of service	$23,474	$20,976	$2,498	11.9%
Revenue percentage	65.0%	64.8%		0.2%

Cost of services related to our assisted and independent living services segment increased $2.5 million, or 11.9%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.2% as a result of the increase in wages and benefits.

Home Health and Hospice Services

	Three Months Ended March 31,			%
	2018	2017	Change	Change
	(Dollars in thousands)
Cost of service	$32,918	$27,053	$5,865	21.7%
Cost of service (Pro Forma (1))	33,516	27,053	6,463	23.9%
Revenue percentage	82.8%	84.2%		(1.4)%
Revenue percentage (Pro Forma (1))	83.0%	84.2%		(1.2)%
(1) The proforma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended March 31, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our home health and hospice services segment increased $5.9 million, or 21.7%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue decreased by 1.4% primarily due to costs related to the decrease in ancillary expenses.

(Return of unclaimed class action settlement)/charges. We funded the settlement of a class action lawsuit in December 2017 in the amount of $11.0 million, and the funds were distributed to the class members in the first quarter of 2018. During the three months ended March 31, 2018, $1.7 million was returned to us as unclaimed settlement funds in accordance with the Joint Stipulation and Settlement Agreement dated June 2017.

Losses related to operational closures. We recorded a loss of $4.0 million related to the closure of operations and lease terminations during the three months ended March 31, 2017. These charges did not recur during the first quarter of 2018.

Rent — Cost of Services. Our rent — cost of services as a percentage of total revenue decreased by 0.3% to 6.9% primarily due to more of our acquisitions including real estate assets as compared to leased properties in prior periods.

General and Administrative Expense. Our general and administrative expense rate increased by 0.3% to 5.1%, mainly due to an increase in incentives due to operational improvements.
Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 10.5%, to $11.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization expense as a percentage of revenue remained consistent at 2.4%.
Other Expense, net. Other expense, net remained consistent at $3.2 million. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for Income Taxes.  Our effective tax rate was 21.9% for the three months ended March 31, 2018 compared to 32.8% for the same period in 2017. The lower effective tax rate reflects the lower corporate tax rate of The Tax Cuts and Jobs Act (the Tax Act) and an increase in tax benefit from share-based payment awards. This is offset by increases in certain non-taxable and non-deductible items. See Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $14.2 million and $9.8 million for the three months ended March 31, 2018 and 2017, respectively. Total capital expenditures for property and equipment were $11.1 million and $12.0 million for the three months ended March 31, 2018 and 2017, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2018. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2018, we held debt security investments of approximately $41.7 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$40,395	$19,586
Net cash used in investing activities	(25,463)	(21,397)
Net cash used in financing activities	(22,212)	(24,388)
Net decrease in cash and cash equivalents	(7,280)	(26,199)
Cash and cash equivalents at beginning of period	42,337	57,706
Cash and cash equivalents at end of period	$35,057	$31,507
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Our net cash provided by operating activities for the three months ended March 31, 2018 increased by $20.8 million. The increase was primarily due to an increase in net income as a result of operational improvements and reduced corporate tax rate, improvements in accounts receivable collections and timing of payments of other operating assets and liabilities such as prepayment of expenses, offset by various payments and collections.
Our net cash used in investing activities for the three months ended March 31, 2018 increased by $4.1 million. The increase was primarily the result of the purchases of business and asset acquisitions, net of escrow deposits, of $4.4 million.
Our net cash used in financing activities decreased by $2.2 million. This decrease was primarily due to the increase in net long-term debt payments of $5.4 million, offset by cash received from options exercised of $2.0 million. In addition, the Company repurchased common stock of $6.1 million during the three months ended March 31, 2017, which did not recur in the first quarter of 2018.
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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2018, our operating subsidiaries had $168.8 million outstanding under the Credit Facility.

The outstanding balance on the on the term loan was $138.8 million, of which $7.5 million is classified as short-term and the remaining $131.3 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $30.0 million, which is classified as long-term. We were in compliance with all loan covenants as of March 31, 2018.

As of April 27, 2018, there was approximately $158.8 million outstanding under the Credit Facility.

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

As of March 31, 2018, our operating subsidiaries had $124.8 million outstanding under the mortgage loans and note, of which $2.5 million is classified as short-term and the remaining $122.3 million is classified as long-term.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.4 million and $14.1 million for the three months ended March 31, 2018 and 2017, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of March 31, 2018, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $34.2 million and $32.0 million for the three months ended March 31, 2018 and 2017, respectively.
Twenty-nine of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
Class Action Lawsuit
Since 2011, we have been involved in a class action litigation claim alleging violations of state and federal wage and hour laws. In January 2017, we participated in an initial mediation session with plaintiffs' counsel.
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit and the settlement was approved by the Court. We made a lump-sum payment in the amount of $11.0 million in December 2017 and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to settlement funds that class members declined to claim during the settlement process and recorded recoveries in the first quarter of 2018 in accordance with the Joint Stipulation and Settlement Agreement dated June 2017.
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
See additional description of our contingencies in Note 14, Debt, Note 16, Leases and Note 17, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

Recent Accounting Standards Adopted by the Company

In 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under this new standard and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may apply the new standard either retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). We adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

In May 2017, the FASB issued amended authoritative guidance to provide guidance on types of changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting under ASC 718. The new guidance was effective for us in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for us in the first quarter of fiscal year 2018. Our acquisitions during the three months ended March 31, 2018 were classified as asset acquisitions as the fair value of assets acquired is concentrated in a single asset. These acquisitions would have been classified as business combination prior to the adoption of the ASU.

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (topic 740): Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the securities and Exchange Commission (‘SEC’) interpretive guidance released in December 2017, when the Tax Cuts and Jobs Act (the ‘Tax Act’) was signed into law. Additional information regarding the adoption of this standard is contained in Note 13, Income Taxes.

In October 2016, the FASB issued amended authoritative guidance to require companies to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The new guidance was effective for us in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued amended authoritative guidance to reduce the diversity in practice related to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new provisions target cash flow issues related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of debt instruments with coupon rates that are insignificant relative to effective interest rates, (iii) contingent consideration payments made after a business combination, (iv) proceeds from settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance and bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The new guidance was effective for us in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for annual periods beginning after December 15, 2019, which will be our fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be our fiscal year 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements but expects this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheets.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had approximately $6.3 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of March 31, 2018, our operating subsidiaries had $168.8 million outstanding under the credit facility. The outstanding balance on the on the term loan was $138.8 million, of which $7.5 million is classified as short-term and the remaining $131.3 million is classified as long-term. The outstanding balance on the revolving credit facility was $30.0 million, which is classified as long-term.

We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note. The mortgage loans and note bear fixed interest rates and amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. The outstanding balance under the mortgage loans and note was $124.8 million, of which $2.5 million is classified as short-term and the remaining $122.3 million is classified as long-term.

Our cash and cash equivalents as of March 31, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2018, we held debt security investments of approximately $41.7 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2018 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, for more information regarding our legal proceedings, please see Note 17, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as required by law. We believe that we are presently in compliance in all material respects with applicable HIPPA laws and regulations.

Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.

Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer by the Company's operating subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

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

The skilled nursing and post-acute care industry is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its operating subsidiaries do business.

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the Federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

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
We and our operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. A significant increase in the number of these claims, or an increase in the amounts due as a result of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
In August of 2011, we were named as a Defendant in a class action litigation alleging violations of state and federal wage and hour law. In January of 2017, we participated in an initial mediation session with plaintiffs' counsel.

In March of 2017, we were invited to engage in further settlement discussions to determine whether a resolution of the case in advance of a decision on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit was approved by the Court. We funded the settlement amount of $11.0 million in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to settlement funds that class members declined to claim during the settlement process and recorded the recoveries in the first quarter of 2018 in accordance with the Joint Stipulation and Settlement Agreement dated June 2017.
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

Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. For example, we have been subjected to, and are currently involved in, class action litigation alleging violations of state and federal wage and hour law. If there were a significant increase in the number of these claims or an increase in amounts due as a result of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits continue to be filed against us and other companies in the industry. By way of example, we defended a general/premise liability claim, on behalf of an affiliated facility, involving an injury to a non-employee/contractor. Further, another one of the affiliated operating entities was sued on allegations of professional negligence.
Medicare Revenue Recoupments — We are subject to reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC and MIC. As of March 31, 2018, four of our operating subsidiaries had probe reviews scheduled and in process, both pre- and post-payment. We anticipate that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of our operating subsidiaries are currently on extended prepayment review, although that may occur in the future. In addition, as of March 31, 2018, a ZPIC review was recently concluded at one of our hospice subsidiaries, and the results from the audit is currently under appeal.

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

See additional description of our contingencies in Notes 14, Debt, 16, Leases and 17, Commitments and Contingencies in
Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 39.6% and 38.8% of our revenue from the Medicaid program for the three months ended March 31, 2018 and 2017, respectively. We derived 28.3% and 29.4% of our revenue from the Medicare program for the three months ended March 31, 2018 and 2017, respectively. The percentages of revenue from Medicaid and Medicare programs include the estimates of variable consideration under ASC 606. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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

On February 12, 2018, the President rolled out a new White House budget for fiscal year 2019, which froze the Medicare market basket rate at 2.4%. As a result, the Congressional Budget Office has estimated a $1.9 billion reduction in Medicare spending over the next decade. The 2019 fiscal year begins October 1 of 2018.

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
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. The new mandatory cardiac programs mirror the Bundled Payments for Care Improvement (BPCI) and Comprehensive Care for Joint Replacement (CJR) models in that actual episode payments will be retrospectively compared against a target price. Similar to CJR, participating hospitals will be at risk for Medicare Part A and B payments in the inpatient admission and 90 days post-discharge. BPCI episodes would continue to take precedence over episodes in the CJR program and in the new cardiac bundled payment program. The cardiac model will be mandatory in 98 randomly selected geographic areas and the hip/femur procedure model will be mandatory in the same 67 geographic areas that were selected for CJR. CMS is also providing “Cardiac Rehabilitation Incentive Payments”, which can be used by hospitals to facilitate cardiac rehabilitation plans and adherence. The incentive will be provided to hospitals in 45 of the 98 geographic areas included in the mandatory bundled payment program and 45 geographic areas outside of the program. On December 1, 2017, CMS issued a final rule which officially canceled the Episode Payment Models and Cardiac Rehabilitation Incentive Payment Model, rescinding the regulations governing these models. Additionally, the final rule implemented certain revisions to the CJR program, including making participation voluntary for approximately half of the geographic areas, along with other technical refinements. These regulation changes became effective January 1, 2018 and are effective for five performance years.
On January 9, 2018, CMS launched a new voluntary bundled payment called Bundled Payments for Care Improvement Advanced (BPCI Advanced), which will replace the BPCI initiative that terminates on September 30, 2018. The Model Performance Period for BPCI Advanced commences on October 1, 2018 and runs through December 31, 2023. Under the advanced bundled payment model, participants can earn additional payment if all expenditures for a beneficiary’s episode of care are under a spending target that factors in quality. The BPCI Advanced model changes the BPCI initiative in a number of ways. Most importantly, it eliminates the BPCI Model 3 which allows post-acute care providers to participate as episode initiators. Episode initiators under the new BPCI Advanced initiative are called Non-Convener Participants and only include Acute Care Hospitals and Physician Group Practices.  As a result, once BCPI Advanced is implemented, post-acute care providers will only be able to participate as “Convener Participants.”  A Convener Participant is a participant that brings together the episode initiators, which are the Acute Care Hospital or the Physician Group Practice. The Convener Participant facilitates coordination among the episode initiators and bears and apportions financial risk under BCPI Advanced. Thus post-acute care providers may only participate in BPCI Advanced as Convener Participants.
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
Skilled Nursing

On April 27, 2018, CMS published a proposed rule outlining fiscal year 2019 Medicare payment rates for skilled nursing facilities. Due to the proposed rule, and as a function of the Bipartisan Budget Act of 2018, the SNF market basket percentage is set to a statutorily required 2.4%. Under the rule, CMS is proposing a new Patient-Driven Payment Model (PDPM) to replace the existing case-mix methodology, the Resource Utilization Group (RUG-IV) model. The new PDPM is expected to better account for patient characteristics by relating payment to patients' conditions and clinical needs rather than on volume-based services, and is being proposed in lieu of the Resident Classification System, Version I (RCS-I). The PDPM is expected to reduce systemic complexity and save SNFs approximately $2.0 billion over 10 years in administrative costs. It is projected that a budget neutrality factor would be used to satisfy the requirement that PDPM be budget neutral relative to RUG-IV, given that the intent with the new model is not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization without incentivizing inappropriate care delivery. Additionally, the rule includes proposals relating to the SNF Quality Reporting Program and the Skilled Nursing Facility Value-Based Purchasing (VBP) Program, that will affect Medicare payment beginning on October 1, 2018. The proposed rule is currently open for public comment, after which the details of the final rule may vary from those summarized above.
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

Home Health

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing (HHVBP) Model and the Home Health Quality Reporting Program (HH QRP). Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%, and the distributional effects of a -0.5% reduction in payments due to the sunset of the rural add-on provision.

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

Hospice

On April 27, 2018, CMS published a proposed rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. The proposed rule proposes a hospice payment update percentage of 1.8%, which reflects a market basket update of 2.9%, reduced by an estimated 0.8% for a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the Affordable Care Act. The proposed payment update also includes 1.8% increase from fiscal year 2018 in aggregate cap payment made to hospices annually. The proposed rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 that recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. This may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed. Additionally, the rule proposes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a net 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 was increased by 1.0%, which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the Hospice Quality Reporting Program (HQRP), including changes to the Consumer Assessment of Healthcare Providers and Systems (CAHPS) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.

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
Regulations
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
Effective January 1, 2018, CMS published a final rule with comment period on November 16, 2017, that reduces certain burdens on physicians for participation in Merit-Based Incentive Payment Systems (MIPs) and Alternative Payment Models (APMs), for 2018, another transition year. MACRA in general affects reimbursement for services of certain physicians who receive reimbursement under Medicare Part B through different payment models. The rule changes some of the qualifications for APMs and MIPs, such as quality and cost measures. The rule creates various new APMs for physicians to participate in lieu of MIPs. This rule may impact reimbursement to physicians who provide services at SNFs, HHAs and hospices, but the application of the rule to reimbursement for the Company’s facilities is uncertain at this time.
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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2018, we had four operating subsidiaries that had probe reviews scheduled or in process, both pre- and post-payment. In addition, a ZPIC review was recently concluded at one our hospice subsidiaries, and the results from the audit is currently under appeal.

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

Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to any Medicare beneficiary under Medicare Part B. The Deficit Reduction Act of 2005 (DRA) added Section 1833(g)(5) of the Social Security Act and directed CMS to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary.

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2018 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses was $2,010 in 2018 compared to $1,980 in 2017. For occupational therapy (OT) services, the limit was $2,010 for 2018 compared to $1,980 in 2017. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.

On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018. This new law includes several provisions related to Medicare payments for services beginning on January 1, 2018. With regard to payment for outpatient therapy services, the law repeals application of the Medicare outpatient therapy caps but retains the former cap amounts as a threshold above for services that are medically necessary. The new law retains the targeted medical review process, but at a lower threshold amount. It also extends several recently expired Medicare legislative provisions affecting health care providers and beneficiaries, including the Medicare physician fee schedule work geographic adjustment floor.

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided under subsequent procedures are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.

The application of annual caps, or the discontinuation of exceptions to the annual caps, could have an adverse effect on our revenue.

Our hospice operating subsidiaries are subject to annual Medicare caps calculated by Medicare. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the three months ended March 31, 2018 we recorded $0.2 million of hospice cap expense.

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

In August 2012, the OIG released a report entitled “Inappropriate and Questionable Billing for Medicare Home Health Agencies.” The report analyzed data from home health, inpatient hospital, and skilled nursing facilities claims from 2010 to identify inappropriate home health payments. The report found that in 2010, Medicare made overpayments largely in connection with three specific errors: overlapping with claims for inpatient hospital stays, overlapping with claims for skilled nursing facility stays, or billing for services on dates after beneficiaries’ deaths. The report also concluded that home health agencies with questionable billing were located mostly in Texas, Florida, California, and Michigan. The report recommended that CMS implement claims processing edits or improve existing edits to prevent inappropriate payments for the three specific errors referenced above, increase monitoring of billing for home health services, enforce and consider lowering the ten percent cap on the total outlier payments a home health agency may receive annually, consider imposing a temporary moratorium on new home health agency enrollments in Florida and Texas, and take appropriate action regarding the inappropriate payments identified and home health agencies with questionable billing. CMS concurred with all five recommendations. Moratoria were subsequently put in place, and effective January 29, 2016, extended on July 29, 2016, again on January 9, 2017, again on July 28, 2017 and then on January 29, 2018. A moratoria on enrollment of new home health agencies and home health agency sub-units were extended in various counties in Florida, Michigan, Texas, Illinois, Pennsylvania and New Jersey. Additionally, following recommendations made by the OIG in an April 2014 report entitled “Limited Compliance with Medicare’s Home Health Face-to-Face Documentation Requirements,” CMS committed to implement a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2018, 67.9% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the three months ended March 31, 2018, we expanded our operations with the addition of two stand-alone assisted living operations with a total of 74 assisted living units. During the year ended December 31, 2017, we added to our operations twelve stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies,  three hospice agencies and one home care agency with a total of 1,360 operational skilled nursing beds and 594 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. On July 1, 2016, CMS implemented its first mandatory reporting period that required Skilled Nursing Facilities to submit information annually on staffing and census data on the Payroll-Based Journal (PBJ) system. CMS has long identified staffing as one of the vital components of a skilled nursing facility’s ability to provide quality care. The PBJ system allows staffing and census information to be easily collected by CMS. The staffing information gathered is not consistent with the actual hours worked, but instead based upon an established set of regulations.

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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use PBJ data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS will be using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limit to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data will now be used to calculate the staffing Star Rating, some facilities may see an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since 20.7% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of March 31, 2018, we leased 167 of our 232 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of March 31, 2018, our operating subsidiaries had $168.8 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. In December 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $13.2 million as of March 31, 2018 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of March 31, 2018. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

From time to time, the financial performance of one or more of our mortgaged facilities may not comply with the required operating covenants under the terms of the mortgage. Any non-payment, noncompliance or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the facility or facilities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of revenue and asset value to us or a loss of property. Furthermore, in many cases, indebtedness is secured by both a mortgage on one or more facilities, and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring us to fulfill our obligations to make such payments. If any of these scenarios were to occur, our financial condition would be adversely affected. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which would negatively impact our earnings and cash position. Further, because our mortgages and operating leases generally contain cross-

default and cross-collateralization provisions, a default by us related to one facility could affect a significant number of other facilities and their corresponding financing arrangements and operating leases.

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

The Tax Cuts and Jobs Act of 2017 was approved by Congress and signed into law in December 2017. This legislation makes significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. Moreover, further legislative and regulatory changes may be more likely in the current political environment, particularly to the extent that Congress and the U.S. presidency are controlled by the same political party and significant reform of the tax code has been described publicly as a legislative priority. Significant further changes to the tax code could have an impact on our business, financial condition and results of operations.

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

THE ENSIGN GROUP, INC.

May 2, 2018	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)