Form 10-Q
period 2018-06-30
ENSIGN GROUP, INC
filed 2018-08-02
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2018, 52,086,994 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$27,184	$42,337
Accounts receivable—less allowance for doubtful accounts of $1,643 and $43,961 at June 30, 2018 and December 31, 2017, respectively (Note 3)	251,042	265,068
Investments—current	12,952	13,092
Prepaid income taxes	8,590	19,447
Prepaid expenses and other current assets	27,801	28,132
Total current assets	327,569	368,076
Property and equipment, net	591,580	537,084
Insurance subsidiary deposits and investments	31,396	28,685
Escrow deposits	2,652	228
Deferred tax assets	12,731	12,745
Restricted and other assets	21,046	16,501
Intangible assets, net	32,605	32,803
Goodwill	81,019	81,062
Other indefinite-lived intangibles	25,249	25,249
Total assets	$1,125,847	$1,102,433
Liabilities and equity
Current liabilities:
Accounts payable	$39,018	$39,043
Accrued wages and related liabilities	89,462	90,508
Accrued self-insurance liabilities—current	24,826	22,516
Other accrued liabilities	66,972	63,815
Current maturities of long-term debt	10,058	9,939
Total current liabilities	230,336	225,821
Long-term debt—less current maturities	268,066	302,990
Accrued self-insurance liabilities—less current portion	53,775	50,220
Deferred rent and other long-term liabilities	11,645	11,268
Deferred gain related to sale-leaseback (Note 16)	11,746	12,075
Total liabilities	575,568	602,374

Commitments and contingencies (Notes 14, 16 and 17)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 54,531 and 52,033 shares issued and outstanding at June 30, 2018, respectively, and 53,675 and 51,360 shares issued and outstanding at December 31, 2017, respectively (Note 18)	54	53
Additional paid-in capital	274,982	266,058
Retained earnings	303,157	264,691
Common stock in treasury, at cost, 1,932 shares at June 30, 2018 and December 31, 2017, respectively	(38,405)	(38,405)
Total Ensign Group, Inc. stockholders' equity	539,788	492,397
Non-controlling interest	10,491	7,662
Total equity	550,279	500,059
Total liabilities and equity	$1,125,847	$1,102,433
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue
Service revenue	$459,222	$415,270	$915,243	$824,664
Assisted and independent living revenue	37,164	33,009	73,277	65,355
Total revenue	496,386	448,279	988,520	890,019
Expense
Cost of services	396,132	366,946	786,375	722,433
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 17)	—	—	(1,664)	11,000
(Gains)/losses related to divestitures (Note 6 and 16)	—	(1,286)	—	2,731
Rent—cost of services (Note 16)	34,472	32,585	68,322	64,485
General and administrative expense	22,386	17,253	47,490	38,523
Depreciation and amortization	11,621	10,750	23,243	21,264
Total expenses	464,611	426,248	923,766	860,436
Income from operations	31,775	22,031	64,754	29,583
Other income (expense):
Interest expense	(3,869)	(3,053)	(7,482)	(6,498)
Interest income	562	288	1,010	578
Other expense, net	(3,307)	(2,765)	(6,472)	(5,920)
Income before provision for income taxes	28,468	19,266	58,282	23,663
Provision for income taxes	6,142	6,886	12,663	8,326
Net income	22,326	12,380	45,619	15,337
Less: net income attributable to noncontrolling interests	315	163	476	279
Net income attributable to The Ensign Group, Inc.	$22,011	$12,217	$45,143	$15,058
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.42	$0.24	$0.87	$0.30
Diluted	$0.41	$0.23	$0.84	$0.29
Weighted average common shares outstanding:
Basic	51,880	50,705	51,733	50,736
Diluted	54,251	52,548	53,909	52,593

Dividends per share	$0.0450	$0.0425	$0.0900	$0.0850
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$45,619	$15,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,243	21,264
Amortization of deferred financing fees	588	509
Amortization of deferred gain on sale-leaseback (Note 16)	(329)	(92)
Impairment of long-lived assets	860	111
Deferred income taxes	14	61
Provision for doubtful accounts (Note 3)	972	14,647
Share-based compensation	4,829	4,600
Income tax refund	11,000	—
Change in operating assets and liabilities
Accounts receivable (Note 3)	13,476	(14,289)
Prepaid income taxes	(143)	(10,041)
Prepaid expenses and other assets	(3,454)	(4,533)
Insurance subsidiary deposits and investments	(2,571)	(4,358)
Charge related to class action lawsuit (Note 17)	—	11,000
Liabilities related to operational closures (Note 6 and 16)	—	2,620
Accounts payable	(74)	(4,379)
Accrued wages and related liabilities	(1,046)	(11,985)
Income taxes payable	—	(1,182)
Other accrued liabilities	2,531	1,550
Accrued self-insurance liabilities	5,349	3,759
Deferred rent liability	376	321
Net cash provided by operating activities	101,240	24,920
Cash flows from investing activities:
Purchase of property and equipment	(24,295)	(23,013)
Cash payments for business acquisitions (Note 7)	—	(41,645)
Cash payments for asset acquisitions (Note 7)	(55,546)	(310)
Escrow deposits	(2,652)	(23,925)
Escrow deposits used to fund acquisitions	228	1,582
Cash proceeds from sale-leaseback (Note 16)	—	38,000
Cash proceeds from the sale of assets and insurance proceeds	1,610	1,017
Restricted and other assets	(589)	(332)
Net cash used in investing activities	(81,244)	(48,626)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 14)	405,000	460,000
Payments on revolving credit facility and other debt (Note 14)	(439,922)	(451,052)
Issuance of common stock upon exercise of options	4,778	2,249
Repurchase of shares of common stock (Note 18)	—	(7,288)
Dividends paid	(4,695)	(4,350)
Non-controlling interest distribution	(292)	—
Purchase of non-controlling interest	—	(83)
Payments of deferred financing costs	(18)	—
Net cash used in financing activities	(35,149)	(524)
Net decrease in cash and cash equivalents	(15,153)	(24,230)
Cash and cash equivalents beginning of period	42,337	57,706
Cash and cash equivalents end of period	$27,184	$33,476
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,321	$7,160
Income taxes	$12,925	$19,543
Non-cash financing and investing activity:
Accrued capital expenditures	$3,600	$5,130
Note receivable from sale of ancillary business and asset acquisition	$282	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of June 30, 2018, the Company operated 235 facilities, 46 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 19,300 operational skilled nursing beds and 5,200 assisted living and independent living units. As of June 30, 2018, the Company owned 67 of its 235 affiliated facilities and leased an additional 168 facilities through long-term lease arrangements and had options to purchase twelve of those 168 facilities. As of December 31, 2017, the Company owned 63 of its 230 affiliated facilities and leased an additional 167 facilities through long-term lease arrangements and had options to purchase eleven of those 167 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $705 and $860 during the three and six months ended June 30, 2018, respectively. The Company recorded an asset impairment charge of $111 during the three and six months ended June 30, 2017.

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
The Company's indefinite-lived intangible assets consist of trade names, and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any intangible asset or goodwill impairment during the three or six months ended June 30, 2018 and 2017. See further discussion at Note 10, Goodwill and Other Indefinite-Lived Intangible Assets.

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
The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $43,139 and $38,998 as of June 30, 2018 and December 31, 2017, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $23,865 and $23,621 as of June 30, 2018 and December 31, 2017, respectively.
In addition, the Company has recorded an asset and equal liability of $5,911 and $5,394 at June 30, 2018 and December 31, 2017, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 11 Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $5,686 and $4,723 as of June 30, 2018 and December 31, 2017, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The Company's acquisitions during the six months ended June 30, 2018 were classified as asset acquisitions as the fair value of assets acquired is concentrated in a single asset. Some of these acquisitions would have been classified as business combinations prior to the adoption of the ASU. The Company anticipates that future acquisitions will be classified as a mixture of business and asset acquisitions under the new guidance.

In March 2018, we adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (SEC) interpretive guidance released in December 2017, when the Tax Act was signed into law. Additional information regarding the adoption of this standard is contained in Note 13, Income Taxes.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be the Company's fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures and expects that this adoption will result in a material increase in the assets and liabilities on its consolidated balance sheets, primarily related to leases of facilities. The Company is in the process of cataloging its existing lease contracts and implementing changes to the systems, related processes and controls. The Company is planning to elect the several practical expedients upon transition, including retaining the lease classification for any leases that

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exist prior to adoption of the standard and the application date to be the beginning of the adoption period, which is January 1, 2019.

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
Revenue from the Medicare and Medicaid programs accounted for 68.2% and 68.0% of the Company's revenue for the three and six months ended June 30, 2018, respectively, and 68.2% for both the three and six months ended June 30, 2017. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three and six months ended June 30, 2018 and 2017.
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
Impact of New Revenue Guidance on Financial Statement Line Items
The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2018. There was no impact to the condensed consolidated balance sheet as of June 30, 2018 or condensed consolidated statements of cash flows for the six months ended June 30, 2018, as such, no pro forma information is provided in the Interim Financial Statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue
As Reported	$496,386	$448,279	$988,520	$890,019
Adjustments	9,078	—	17,882	—
Pro forma as if the previous accounting guidance was in effect	$505,464	$448,279	$1,006,402	$890,019

Cost of Services:
As Reported	$396,132	$366,946	$786,375	$722,433
Adjustments	9,078	—	17,882	—
Pro forma as if the previous accounting guidance was in effect	$405,210	$366,946	$804,257	$722,433

Total Expense:
As Reported	$464,611	$426,248	$923,766	$860,436
Adjustments	9,078	—	17,882	—
Pro forma as if the previous accounting guidance was in effect	$473,689	$426,248	$941,648	$860,436
The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the "Adjustments" line in the table above. Subsequent material events that alter the payor's ability to pay are recorded as bad debt expense. The Company's bad debt expense and bad debt as a percent of total revenue for the three and six months ended June 30, 2018 was $402 and 0.1%, and $972 and 0.1%, respectively, and for the three and six months ended June 30, 2017 was $7,297 and 1.6%, and $14,647 and 1.6%, respectively.
Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s assisted and independent living revenues. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.
Revenue for the three and six months ended June 30, 2018 and 2017 is summarized in the following tables:

	Three Months Ended June 30,
	2018		2018 Pro Forma (2)		2017
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$173,169	34.9%	$176,689	35.0%	$152,637	34.0%
Medicare	136,813	27.6	138,027	27.3	128,151	28.6
Medicaid — skilled	28,298	5.7	28,935	5.7	24,913	5.6
Total Medicaid and Medicare	338,280	68.2	343,651	68.0	305,701	68.2
Managed care	80,150	16.1	81,786	16.2	74,925	16.7
Private and other payors(1)	77,956	15.7	80,027	15.8	67,653	15.1
Revenue	$496,386	100.0%	$505,464	100.0%	$448,279	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2018 and 2017.
(2) The 2018 pro forma results reflect balances assuming previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2018		2018 Pro Forma (2)		2017
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$340,794	34.5%	$346,998	34.5%	$300,908	33.8%
Medicare	276,127	27.9	278,408	27.7	258,072	29.0
Medicaid — skilled	55,340	5.6	56,473	5.6	47,930	5.4
Total Medicaid and Medicare	672,261	68.0	681,879	67.8	606,910	68.2
Managed care	163,866	16.6	167,631	16.7	150,486	16.9
Private and other payors(1)	152,393	15.4	156,892	15.5	132,623	14.9
Revenue	$988,520	100.0%	$1,006,402	100.0%	$890,019	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2018 and 2017.
(2) The 2018 pro forma results reflect balances assuming previous accounting guidance was still in effect.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities or activity as of and for the three and six months ended June 30, 2018 related to its transitional and skilled services, and home health and hospice services segments.

Accounts receivable as of June 30, 2018 and December 31, 2017 is summarized in the following table:

	June 30,		December 31,
	2018	2018 Pro Forma (1)	2017
Medicaid	$93,002	$107,670	$119,441
Managed care	54,582	67,286	68,930
Medicare	47,068	53,400	55,667
Private and other payors	58,033	69,817	64,991
	252,685	298,173	309,029
Less: allowance for doubtful accounts	(1,643)	(47,131)	(43,961)
Accounts receivable, net	$251,042	$251,042	$265,068
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$22,326	$12,380	$45,619	$15,337
Less: net income attributable to noncontrolling interests	315	163	476	279
Net income attributable to The Ensign Group, Inc.	$22,011	$12,217	$45,143	$15,058

Denominator:
Weighted average shares outstanding for basic net income per share	51,880	50,705	51,733	50,736
Basic net income per common share attributable to The Ensign Group, Inc.	$0.42	$0.24	$0.87	$0.30

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$22,326	$12,380	$45,619	$15,337
Less: net income attributable to noncontrolling interests	315	163	476	279
Net income attributable to The Ensign Group, Inc.	$22,011	$12,217	$45,143	$15,058

Denominator:
Weighted average common shares outstanding	51,880	50,705	51,733	50,736
Plus: incremental shares from assumed conversion (1)	2,371	1,843	2,176	1,857
Adjusted weighted average common shares outstanding	54,251	52,548	53,909	52,593
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.41	$0.23	$0.84	$0.29
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 196 and 398 for the three and six months ended June 30, 2018, respectively 1,378 and 1,312 for the three and six months ended June 30, 2017, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$27,184	$—	$—	$42,337	$—	$—

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Security Investments - Held to Maturity

At June 30, 2018 and December 31, 2017, the Company had approximately $44,348 and $41,777, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2018, the debt security investments were held in AA, A and BBB+ rated debt securities.

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

The Company also reports an “all other” category that includes results from its mobile diagnostics and other ancillary operations. These operations are neither significant individually nor in aggregate, and therefore do not constitute a reportable segment. The reporting segments are business units that offer different services and are managed separately to provide greater visibility into those operations.

As of June 30, 2018, transitional and skilled services included 162 wholly-owned affiliated skilled nursing operations and 22 campuses that provide skilled nursing and rehabilitative care services and assisted and independent living services. The Company provided room and board and social services through 51 wholly-owned affiliated assisted and independent living operations and 22 campuses as mentioned above. Home health, home care and hospice services were provided to patients through 46 affiliated agencies. As of June 30, 2018, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended June 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$161,584	$8,677	$2,908	$—		$173,169	34.9%
Medicare	108,237	—	28,576	—		136,813	27.6
Medicaid-skilled	28,298	—	—	—		28,298	5.7
Subtotal	298,119	8,677	31,484	—		338,280	68.2
Managed care	74,168	—	5,982	—		80,150	16.1
Private and other	36,231	28,487	3,783	9,455	(1)	77,956	15.7
Total revenue	$408,518	$37,164	$41,249	$9,455		$496,386	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2018.

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's segment revenues by major payor source for the three months ended June 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services (2)	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$164,988	$8,677	$3,024	$—		$176,689	35.0%
Medicare	109,220	—	28,807	—		138,027	27.3
Medicaid-skilled	28,935	—	—	—		28,935	5.7
Subtotal	303,143	8,677	31,831	—		343,651	68.0
Managed care	75,650	—	6,136	—		81,786	16.2
Private and other	38,268	28,487	3,817	9,455	(1)	80,027	15.8
Total revenue	$417,061	$37,164	$41,784	$9,455		$505,464	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2018.

	Three Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$142,833	$7,203	$2,601	$—		$152,637	34.0%
Medicare	104,450	—	23,701	—		128,151	28.6
Medicaid-skilled	24,913	—	—	—		24,913	5.6
Subtotal	272,196	7,203	26,302	—		305,701	68.2
Managed care	69,265	—	5,660	—		74,925	16.7
Private and other	33,756	25,806	2,659	5,432	(1)	67,653	15.1
Total revenue	$375,217	$33,009	$34,621	$5,432		$448,279	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2017.

	Six Months Ended June 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$318,095	$16,941	$5,758	$—		$340,794	34.5%
Medicare	220,190	—	55,937	—		276,127	27.9
Medicaid-skilled	55,340	—	—	—		55,340	5.6
Subtotal	593,625	16,941	61,695	—		672,261	68.0
Managed care	151,968	—	11,898	—		163,866	16.6
Private and other	69,941	56,336	7,414	18,702	(1)	152,393	15.4
Total revenue	$815,534	$73,277	$81,007	$18,702		$988,520	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2018.

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's segment revenues by major payor source for the six months ended June 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services (2)	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$324,092	$16,941	$5,965	$—		$346,998	34.5%
Medicare	221,997	—	56,411	—		278,408	27.7
Medicaid-skilled	56,473	—	—	—		56,473	5.6
Subtotal	602,562	16,941	62,376	—		681,879	67.8
Managed care	155,348	—	12,283	—		167,631	16.7
Private and other	74,372	56,336	7,482	18,702	(1)	156,892	15.5
Total revenue	$832,282	$73,277	$82,141	$18,702		$1,006,402	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2018.

	Six Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$281,658	$14,239	$5,011	$—		$300,908	33.8%
Medicare	212,379	—	45,693	—		258,072	29.0
Medicaid-skilled	47,930	—	—	—		47,930	5.4
Subtotal	541,967	14,239	50,704	—		606,910	68.2
Managed care	139,621	—	10,865	—		150,486	16.9
Private and other	65,968	51,116	5,185	10,354	(1)	132,623	14.9
Total revenue	$747,556	$65,355	$66,754	$10,354		$890,019	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2017.

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended June 30, 2018
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$408,518	$—	$41,249	$9,455	$—	$459,222
Assisted and independent living revenue	—	37,164	—	—	—	37,164
Revenue from external customers	$408,518	$37,164	$41,249	$9,455	$—	$496,386
Intersegment revenue(1)	645	—	—	1,112	(1,757)	—
Total revenue	$409,163	$37,164	$41,249	$10,567	$(1,757)	$496,386
Segment income (loss)(2)	$43,210	$4,966	$6,268	$(22,669)	$—	$31,775
Interest expense, net of interest income						$(3,307)
Income before provision for income taxes						$28,468
Depreciation and amortization	$7,708	$1,863	$281	$1,769	$—	$11,621

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense for the three months ended June 30, 2018 is included in the "All Other" category.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's selected financial data consolidated by business segment for the three months ended June 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Three Months Ended June 30, 2018 (Pro forma)
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$417,061	$—	$41,784	$9,455	$—	$468,300
Assisted and independent living revenue	—	37,164	—	—	—	37,164
Revenue from external customers	$417,061	$37,164	$41,784	$9,455	$—	$505,464
Intersegment revenue(1)	645	—	—	1,112	(1,757)	—
Total revenue	$417,706	$37,164	$41,784	$10,567	$(1,757)	$505,464
Segment income (loss)(2)	$43,210	$4,966	$6,268	$(22,669)	$—	$31,775
Interest expense, net of interest income						$(3,307)
Income before provision for income taxes						$28,468
Depreciation and amortization	$7,708	$1,863	$281	$1,769	$—	$11,621

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense for the three months ended June 30, 2018 is included in the "All Other" category.
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

	Three Months Ended June 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$375,217	$—	$34,621	$5,432	$—	$415,270
Assisted and independent living revenue	—	$33,009	$—	$—	—	33,009
Revenue from external customers	$375,217	$33,009	$34,621	$5,432	$—	$448,279
Intersegment revenue(1)	631	—	—	729	(1,360)	—
Total revenue	$375,848	$33,009	$34,621	$6,161	$(1,360)	$448,279
Segment income (loss)(2)	$31,704	$3,657	$4,923	$(18,253)	$—	$22,031
Interest expense, net of interest income						$(2,765)
Income before provision for income taxes						$19,266
Depreciation and amortization	$7,204	$1,492	$230	$1,824	$—	$10,750

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense during the three months ended June 30, 2017 is included in the "All Other" category.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2018
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$815,534	$—	$81,007	$18,702	$—	$915,243
Assisted and independent living revenue	—	$73,277	$—	$—	—	73,277
Revenue from external customers	$815,534	$73,277	$81,007	$18,702	$—	$988,520
Intersegment revenue(1)	1,334	—	—	2,194	(3,528)	—
Total revenue	$816,868	$73,277	$81,007	$20,896	$(3,528)	$988,520
Segment income (loss)(2)	$89,405	$9,629	$12,326	$(46,606)	$—	$64,754
Interest expense, net of interest income						$(6,472)
Income before provision for income taxes						$58,282
Depreciation and amortization	$15,510	$3,460	$526	$3,747	$—	$23,243

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, including the return of unclaimed class action settlement for the six months ended June 30, 2018, is included in the "All Other" category.
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

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's selected financial data consolidated by business segment for the six months ended June 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Six Months Ended June 30, 2018 (Pro forma)
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$832,282	$—	$82,141	$18,702	$—	$933,125
Assisted and independent living revenue	—	73,277	—	—	—	73,277
Revenue from external customers	$832,282	$73,277	$82,141	$18,702	$—	$1,006,402
Intersegment revenue(1)	1,334	—	—	2,194	(3,528)	—
Total revenue	$833,616	$73,277	$82,141	$20,896	$(3,528)	$1,006,402
Segment income (loss)(2)	$89,405	$9,629	$12,326	$(46,606)	$—	$64,754
Interest expense, net of interest income						$(6,472)
Income before provision for income taxes						$58,282
Depreciation and amortization	$15,510	$3,460	$526	$3,747	$—	$23,243

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, including the return of unclaimed class action settlement for the six months ended June 30, 2018, is included in the "All Other" category.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$747,556	$—	$66,754	$10,354	$—	$824,664
Assisted and independent living revenue	—	$65,355	$—	$—	—	65,355
Revenue from external customers	$747,556	$65,355	$66,754	$10,354	$—	$890,019
Intersegment revenue(1)	1,375	—	—	1,613	(2,988)	—
Total revenue	$748,931	$65,355	$66,754	$11,967	$(2,988)	$890,019
Segment income (loss)(2)	$63,494	$8,096	$9,217	$(51,224)	$—	$29,583
Interest expense, net of interest income						$(5,920)
Income before provision for income taxes						$23,663
Depreciation and amortization	$14,157	$3,115	$466	$3,526	$—	$21,264

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, including charges related to class action lawsuit during the six months ended June 30, 2017, is included in the "All Other" category.
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

The Company's transitional and skilled services segment income for the six months ended June 30, 2017 included continued obligations under the lease related to closed operations, lease termination costs and related closing expenses of $4,017. This amount includes the present value of future rental payments of approximately $2,715 and long-lived assets impairment of $111. See Note 16, Leases for further detail. Included in the three months ended June 30, 2017 is the loss recovery of $1,286 related to a facility that was closed in the prior year.

7. ACQUISITIONS
The acquisition focus of the subsidiaries is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, the affiliated operations will acquire facilities that has been operating under third-party leases.
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
During the six months ended June 30, 2018, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of two stand-alone skilled nursing operations, two stand-alone assisted living operations and one campus operation. The Company did not acquire any material assets or assume any liabilities other than tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added 428 operational skilled nursing beds and 218 assisted living units to be operated by the Company's affiliated operating subsidiaries. In addition, with the stand-alone skilled nursing operation acquisition, the Company acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party under a lease arrangement. The Company entered into a separate operations

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer agreement with the prior operator as part of each transaction. In addition, in June 2018, the Company acquired an office building for a purchase price of $31,500 to accommodate its growing Service Center team. The aggregate purchase price for these acquisitions during the six months ended June 30, 2018 was $55,546. Substantially all of the fair value of the assets acquired is concentrated in property and equipment and as such, the transactions were classified as asset acquisitions in accordance with ASC 805.
During the six months ended June 30, 2017, the Company acquired operations for an aggregate purchase price of $41,763, consisting of land of $3,595, building and improvements of $24,527, equipment of $2,298, goodwill of $6,059, other indefinite-lived intangible assets of $4,548, assembled occupancy of $410 and other liabilities assumed of $326.

Subsequent to June 30, 2018, the Company acquired one stand-alone skilled nursing operation, one home health agency and one home care agency for an aggregate purchase price of $4,125. The addition of these operations added 40 operational skilled nursing beds operated by the Company's operating subsidiaries. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired in the second quarter and subsequent to June 30, 2018 was not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 could change.

8. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	June 30, 2018	December 31, 2017
Land	$60,876	$49,081
Buildings and improvements	386,868	342,641
Equipment	191,064	181,530
Furniture and fixtures	5,427	5,244
Leasehold improvements	104,096	97,221
Construction in progress	9,015	5,460
	757,346	681,177
Less: accumulated depreciation	(165,766)	(144,093)
Property and equipment, net	$591,580	$537,084

See Note 7, Acquisitions for information on acquisitions during the six months ended June 30, 2018.

9. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	June 30, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	8.8	$1,483	$(162)	$1,321	$483	$(99)	$384
Favorable leases	30.2	35,116	(7,558)	27,558	35,116	(6,568)	28,548
Assembled occupancy	0.4	2,767	(2,733)	34	2,659	(2,631)	28
Facility trade name	30.0	733	(305)	428	733	(293)	440
Customer relationships	17.3	4,933	(1,669)	3,264	4,933	(1,530)	3,403
Total		$45,032	$(12,427)	$32,605	$43,924	$(11,121)	$32,803

Amortization expense was $691 and $1,306 for the three and six months ended June 30, 2018, respectively, and $690 and $1,302 for the three and six months ended June 30, 2017, respectively.
Estimated amortization expense for each of the years ending December 31 is as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2018 (remainder)	$1,500
2019	2,933
2020	1,593
2021	1,497
2022	1,471
2023	1,409
Thereafter	22,202
$32,605

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

The following table represents activity in goodwill by segment as of and for the six months ended June 30, 2018:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2018	$45,486	$3,958	$24,322	$7,296	$81,062
Purchase price adjustment	—	—	56	(99)	(43)
June 30, 2018	$45,486	$3,958	$24,378	$7,197	$81,019

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of June 30, 2018. See further discussion of goodwill acquired at Note 7, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	June 30, 2018	December 31, 2017
Trade name	$1,181	$1,181
Medicare and Medicaid licenses	24,068	24,068
	$25,249	$25,249

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2018	December 31, 2017
Debt issuance costs, net	$2,345	$2,799
Long-term insurance losses recoverable asset	5,911	5,394
Deposits with landlords	9,755	5,981
Capital improvement reserves with landlords and lenders	2,847	2,327
Note receivable from sale of ancillary business	188	—
Restricted and other assets	$21,046	$16,501
Included in restricted and other assets as of June 30, 2018, are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
Quality assurance fee	$4,845	$4,864
Refunds payable	24,864	21,661
Deferred revenue	4,697	7,066
Cash held in trust for patients	2,859	2,609
Resident deposits	6,851	6,574
Dividends payable	2,367	2,328
Property taxes	8,309	10,088
Operational closure liability	891	910
Other	11,289	7,715
Other accrued liabilities	$66,972	$63,815
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

13. INCOME TAXES

Effective January 1, 2018, the Tax Act reduced the corporate rate from 35.0% to 21.0%.The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, any legislative action to address uncertainties that arise because of the Tax Act, and additional guidance that may be issued by the U.S. government.

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

As of June 30, 2018 the Company has not completed its accounting for the tax effects of the enactment of the Tax Act.  The Company continues to analyze certain aspects of the Tax Act and refine the estimates of its calculations, which could potentially impact the measurement of the Company's tax balances. In the three and six months ended June 30, 2018, there were no adjustments to the provisional amounts recorded in the period ended December 31, 2017.

The Company recorded income tax expense of $12,663 for the six months ended June 30, 2018, or 21.7% of earnings before income taxes, compared to 35.2% for the six month period ended June 30, 2017. The Company’s effective tax rate for 2018 includes the benefit of the lower federal income tax rate of 21.0%, offset by various non-deductible expenses including the impact of non-deductible compensation from the enactment of the Tax Act. The effective tax rate for the six months ended June 30, 2018 also includes stock-based compensation benefits offset by return of unclaimed class action settlement funds.

The Company is not currently under examination by any major income tax jurisdiction. During 2018, the statutes of limitations will lapse on the Company's 2014 Federal tax year and certain 2013 and 2014 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2018 or 2017.

14. DEBT
Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Term loan with SunTrust, interest payable quarterly	$136,875	$140,625
Credit facility with SunTrust	20,000	50,000
Mortgage loans and promissory note, principal and interest payable monthly, interest at fixed rate	124,222	125,394
	281,097	316,019
Less: current maturities	(10,058)	(9,939)
Less: debt issuance costs	(2,973)	(3,090)
	$268,066	$302,990

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2018, the Company's operating subsidiaries had $156,875 outstanding under the Credit Facility. The outstanding balance on the term loan was $136,875, of which $7,500 is classified as short-term and the remaining $129,375 is classified as long-term. The outstanding balance on the revolving Credit Facility was $20,000, which is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2018.

As of July 30, 2018, there was approximately $156,875 outstanding under the Credit Facility.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities.

As of June 30, 2018, the Company's operating subsidiaries had $124,222 outstanding under the mortgage loans and note, of which $2,558 is classified as short-term and the remaining $121,664 is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2018.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had approximately $6,354 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than 3 years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At June 30, 2018, there were 5,184 unissued shares of common stock available for issuance under this plan.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 395 options and 274 restricted stock awards from the 2017 Plan during the six months ended June 30, 2018.
Stock Options

The Company used the following assumptions for stock options granted during the three months ended June 30, 2018 and 2017:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2018	227	2.7%	6.2 years	32.0%	0.5%
2017	124	1.9%	6.3 years	35.8%	0.9%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2018 and 2017:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2018	395	2.7%	6.2 years	32.0%	0.6%
2017	280	2.0%	6.3 years	35.8%	0.8%

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2018 and 2017, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2018	395	$32.33	$11.15
2017	280	$19.55	$6.84

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2018 and 2017 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2018 and 2017:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2018	4,739	$13.08	2,776	$10.07
Granted	395	32.33
Forfeited	(53)	17.48
Exercised	(591)	7.76
June 30, 2018	4,490	$15.42	2,716	$11.35

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2018:

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	25	42	0	25
2009	4.06	-	4.56	346	746	1	346
2010	4.77	-	4.96	86	211	2	86
2011	5.90	-	7.99	92	318	3	92
2012	6.56	-	7.96	320	1,186	4	320
2013	7.98	-	11.49	482	2,345	5	434
2014	10.55	-	18.94	1,344	7,642	6	995
2015	21.47	-	25.24	513	4,671	7	240
2016	18.79	-	19.89	432	3,013	8	129
2017	18.64	-	22.90	455	3,179	9	49
2018	26.53	-	36.61	395	4,393	10	—
Total				4,490	27,746		2,716
Restricted Stock Awards
The Company granted 217 and 274 restricted stock awards during the three and six months ended June 30, 2018, respectively. The Company granted 46 and 99 restricted stock awards during the three and six months ended June 30, 2017, respectively. All awards were granted at an issued price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2018 and 2017 ranged from $23.61 to $36.61 and $18.47 to $20.68, respectively. The fair value per share includes quarterly stock awards to non-employee directors.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2018 and changes during the three and six months ended June 30, 2018 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	383	$20.65
Granted	274	34.24
Vested	(81)	21.08
Forfeited	(10)	21.41
Nonvested at June 30, 2018	566	$27.15

During the three and six months ended June 30, 2018, the Company granted 8 and 15 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $23.61 to $27.97 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense related to stock options	$1,292	$1,319	$2,508	$2,526
Share-based compensation expense related to restricted stock awards	675	588	1,253	1,140
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	210	132	387	264
Total	$2,177	$2,039	$4,148	$3,930

In future periods, the Company expects to recognize approximately $12,634 and $14,265 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2018. Future share-based compensation expense will be recognized over 3.4 and 4.2 weighted average years for unvested options and restricted stock awards, respectively. There were 1,774 unvested and outstanding options at June 30, 2018, of which 1,671 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at June 30, 2018 was 5.9 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2018 and December 31, 2017 is as follows:

Options	June 30, 2018	December 31, 2017
Outstanding	$91,791	$44,060
Vested	66,452	33,976
Expected to vest	22,276	9,311
Exercisable	12,616	10,481
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and six months ended June 30, 2018, the Company expensed $343 and $681, respectively, in share-based compensation related to the Subsidiary Equity Plan. For the three and six months ended June 30, 2017, the Company expensed $337 and $670, respectively, in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at June 30, 2018 and 2017 is 235 and 269, respectively.

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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,538 and $28,956 for the three and six months ended June 30, 2018, respectively, and $14,217 and $28,333 for the three and six months ended June 30, 2017, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of June 30, 2018.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $34,476 and $68,640 for the three and six months ended June 30, 2018, respectively, and $32,851 and $64,843 for the three and six months ended June 30, 2017, respectively.
Thirty-one of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

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
Future minimum lease payments for all leases as of June 30, 2018 are as follows:

Year	Amount
2018 (remainder)	$69,670
2019	139,128
2020	138,720
2021	138,427
2022	136,815
2023	135,683
Thereafter	976,868
$1,735,311

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether the Company has violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s skilled nursing facilities with persons who served as medical directors, advisory board participants or other referral sources. The CID covers the period from October 3, 2013 to the present, and is limited in scope at this time to ten of the Company’s Southern California skilled nursing facilities. As a general matter, the Company’s operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the CID. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.
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
In March of 2017, the Company was invited to engage in further settlement discussions to determine whether a resolution of the case in advance of a decision on class certification was possible. In April of 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. The Company received $1,664 related to settlement funds that class members declined to claim during the settlement process, and the recoveries were recorded in the first quarter of 2018.

Other claims and suits continue to be filed against the Company and other companies in its industry. By way of example, a general/premises liability lawsuit was filed against one of the Company’s independent operating entities, in connection with an alleged injury to a non-employee/contractor. Further, another one of the Company’s independent operating entities was sued on allegations of professional negligence.

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any litigation were to proceed through trial, and the Company and its operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other arrangements.
Medicare Revenue Recoupments — The Company is subject to regulatory reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC) and Medicaid Integrity Contributors (MIC) programs. As of June 30, 2018, four of the Company's operating subsidiaries had probe reviews scheduled and in process, both pre- and post-payment. The Company anticipates that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of the Company's operating subsidiaries are currently on extended prepayment review, although that may occur in the future. In addition, as of June 30, 2018, a ZPIC review was recently concluded at one of the Company's hospice subsidiaries, and the results from the audit are currently under appeal.
U.S. Government Inquiry and Corporate Integrity Agreement — In October 2013, the Company completed and executed a settlement agreement (the Settlement Agreement) with the DOJ, which received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company has denied engaging in any illegal conduct and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 55.4% and 56.7% of its total accounts receivable as of June 30, 2018 and December 31, 2017, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.2% and 68.0% of the Company's revenue for the three and six months ended June 30, 2018, respectively, and 68.2% for both the three and six months ended June 30, 2017.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of July 30, 2018, the Company had approximately $1,072 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of June 30, 2018, we offered skilled nursing, assisted living and rehabilitative care services through 235 skilled nursing and assisted living. Of the 235 facilities, we owned 67 and operated an additional 168 facilities under long-term lease arrangements, and had options to purchase 12 of those 168 facilities. Our home health and hospice business provides home health, hospice and home care services from 46 agencies across eleven states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of June 30, 2018:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	67	12	156	235
Percentage of total	28.5%	5.1%	66.4%	100.0%
Operational skilled nursing beds	3,700	1,207	14,360	19,267
Percentage of total	19.2%	6.3%	74.5%	100.0%
Assisted and independent living units	2,180	184	2,869	5,233
Percentage of total	41.7%	3.5%	54.8%	100.0%
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
The new accounting standard had the following effects on our presentation and disclosure:
•The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into of the calculation of net revenues. Subsequent material changes in those implicit price concessions that are the result of an adverse change in a patient’s ability to pay are recorded as bad debt expense. We did not have material bad debt expense as of June 30, 2018. See Note 3, Revenue and Accounts Receivable, in the Notes to the Condensed Consolidated Financial Statements.
•Prior period results reflect reclassifications, for comparative purposes, for the presentation of assisted and independent living revenue. Historically, we have only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.
Class action lawsuit - In the first quarter of 2017, we recorded an estimated liability of $11.0 million related to the settlement of a class action lawsuit. We funded the settlement in the amount of $11.0 million in December 2017, and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to settlement funds that class members declined to claim during the settlement process, and the recoveries were recorded in the first quarter of 2018.
Common Stock Repurchase Program - As approved by the Board of Directors on April 3, 2018, we entered into a stock repurchase program pursuant to which the Company may repurchase up to $30.0 million of our common stock under the program for a period of approximately 11 months. To date, the Company has not purchased any shares pursuant to this stock repurchase program.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of June 30, 2018:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	43	39	25	2	16	9	9	6	4	—	4	4	1	162
Assisted and independent living services	6	6	6	19	1	5	1	3	1	—	—	—	3	51
Campuses(1)	5	3	1	—	1	1	—	1	2	6	2	—	—	22
Number of operational beds/units
Operational skilled nursing beds	5,794	4,163	3,442	138	1,740	766	841	544	413	542	368	424	92	19,267
Assisted and independent living units	605	735	1,250	758	106	619	98	274	304	142	31	—	311	5,233
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of June 30, 2018, we provided home health and hospice services through our 46 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington.
During the six months ended June 30, 2018, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of two stand-alone skilled nursing operations, two stand-alone assisted living operations and one campus operation. We did not acquire any material assets or assume any liabilities other than tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added 428 operational skilled nursing beds and 218 assisted living units to be operated by our operating subsidiaries. In addition, with one stand-alone skilled nursing operation acquisition, we acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party under a lease arrangement. In addition, in June 2018, we acquired an office building for a purchase price of $31.5 million to accommodate our growing Service Center team. The aggregate purchase price for these acquisitions during the six months ended June 30, 2018 was $55.5 million. Subsequent to June 30, 2018, we acquired one stand-alone skilled nursing operation and one home health agency for an aggregate purchase price of $4.1 million. The addition of these operations added 40 operational skilled nursing beds operated by our operating subsidiaries.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Skilled Mix:
Days	29.7%	30.7%	30.7%	31.4%
Revenue	50.2%	52.1%	51.2%	52.7%
Quality Mix:
Days	42.1%	43.2%	42.8%	43.6%
Revenue	58.8%	60.8%	59.7%	61.2%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Occupancy for transitional and skilled services:
Operational beds at end of period	19,267	18,403	19,267	18,403
Available patient days	1,735,633	1,650,276	3,426,846	3,265,074
Actual patient days	1,330,057	1,232,842	2,645,027	2,442,106
Occupancy percentage (based on operational beds)	76.6%	74.7%	77.2%	74.8%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Occupancy for assisted and independent living services:
Occupancy percentage (units)	75.2%	77.4%	75.4%	77.1%
Average monthly revenue per unit	$2,863	$2,799	$2,860	$2,818

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.

The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Home health services:
Average Medicare revenue per completed episode	$3,064	$3,140	$2,951	$3,058
Hospice services:
Average daily census	1,290	1,020	1,275	1,011
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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$161,584	$8,677	$1,232	$1,676	$—		$173,169	34.9%
Medicare	108,237	—	10,486	18,090	—		136,813	27.6
Medicaid-skilled	28,298	—	—	—	—		28,298	5.7
Subtotal	298,119	8,677	11,718	19,766	—		338,280	68.2
Managed care	74,168	—	5,857	125	—		80,150	16.1
Private and other	36,231	28,487	3,746	37	9,455	(1)	77,956	15.7
Total revenue	$408,518	$37,164	$21,321	$19,928	$9,455		$496,386	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

The following pro forma table demonstrates the impact of adopting ASC 606 on our segment revenues by major payor source for the three months ended June 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Three Months Ended June 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$164,988	$8,677	$1,329	$1,695	$—		$176,689	35.0%
Medicare	109,220	—	10,594	18,213	—		138,027	27.3
Medicaid-skilled	28,935	—	—	—	—		28,935	5.7
Subtotal	303,143	8,677	11,923	19,908	—		343,651	68.0
Managed care	75,650	—	6,001	135	—		81,786	16.2
Private and other	38,268	28,487	3,777	40	9,455	(1)	80,027	15.8
Total revenue	$417,061	$37,164	$21,701	$20,083	$9,455		$505,464	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$142,833	$7,203	$995	$1,606	$—		$152,637	34.0%
Medicare	104,450	—	8,867	14,834	—		128,151	28.6
Medicaid-skilled	24,913	—	—	—	—		24,913	5.6
Subtotal	272,196	7,203	9,862	16,440	—		305,701	68.2
Managed care	69,265	—	5,448	212	—		74,925	16.7
Private and other	33,756	25,806	2,561	98	5,432	(1)	67,653	15.1
Total revenue	$375,217	$33,009	$17,871	$16,750	$5,432		$448,279	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Six Months Ended June 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$318,095	$16,941	$2,215	$3,543	$—		$340,794	34.5%
Medicare	220,190	—	20,353	35,584	—		276,127	27.9
Medicaid-skilled	55,340	—	—	—	—		55,340	5.6
Subtotal	593,625	16,941	22,568	39,127	—		672,261	68.0
Managed care	151,968	—	11,590	308	—		163,866	16.6
Private and other	69,941	56,336	7,347	67	18,702	(1)	152,393	15.4
Total revenue	$815,534	$73,277	$41,505	$39,502	$18,702		$988,520	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

The following pro forma table demonstrates the impact of adopting ASC 606 on our segment revenues by major payor source for the six months ended June 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Six Months Ended June 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$324,092	$16,941	$2,389	$3,576	$—		$346,998	34.5%
Medicare	221,997	—	20,546	35,865	—		278,408	27.7
Medicaid-skilled	56,473	—	—	—	—		56,473	5.6
Subtotal	602,562	16,941	22,935	39,441	—		681,879	67.8
Managed care	155,348	—	11,951	332	—		167,631	16.7
Private and other	74,372	56,336	7,411	71	18,702	(1)	156,892	15.5
Total revenue	$832,282	$73,277	$42,297	$39,844	$18,702		$1,006,402	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Six Months Ended June 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$281,658	$14,239	$1,925	$3,086	$—		$300,908	33.8%
Medicare	212,379	—	17,500	28,193	—		258,072	29.0
Medicaid-skilled	47,930	—	—	—	—		47,930	5.4
Subtotal	541,967	14,239	19,425	31,279	—		606,910	68.2
Managed care	139,621	—	10,472	393	—		150,486	16.9
Private and other	65,968	51,116	5,025	160	10,354	(1)	132,623	14.9
Total revenue	$747,556	$65,355	$34,922	$31,832	$10,354		$890,019	100.0%
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

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah and Washington as of June 30, 2018. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of June 30, 2018, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah and Washington. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of June 30, 2018, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
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

Other than our adoption of ASC 606 above, there have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.
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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use Payroll Based Journals (PBJ) data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS is using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limit to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities might see an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them.

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
Of note, BPCI Advanced will qualify as the first Advanced Alternative Payment Model (Advanced APM) under the Quality Payment Program (QPP). In 2015, Congress passed the Medicare Access and Chip Reauthorization Act (MACRA). MACRA requires CMS to implement a program called the Quality Payment Program or QPP, which changes the way physicians are paid who participate in Medicare. QPP creates two tracks for physician payment - the Merit-Based Incentive Payment System (MIPS) track and the Advanced APM track. Under MIPS, providers have to report a range of performance metrics and their payment amount is adjusted based on their performance. Under Advanced APMs, providers take on financial risk to earn the Advanced APM incentive payment that they are participating in.

Skilled Nursing

CMS Payment Rules. On July 31, 2018, CMS issued its final rule outlining fiscal year 2019 Medicare payment rates for skilled nursing facilities. As a function of the Bipartisan Budget Act of 2018, the SNF market basket percentage is set to a statutorily required 2.4%. Under the final rule, CMS will be replacing the existing case-mix methodology, the Resource Utilization Group (RUG-IV) model, with a new Patient-Driven Payment Model (PDPM), effective October 1, 2019. The new PDPM is expected to better account for patient characteristics by relating payment to patients' conditions and clinical needs rather than on volume-based services. The PDPM is also expected to reduce systemic complexity and save SNFs approximately $2.0 billion over 10 years in administrative costs. A budget neutrality factor was used to satisfy the requirement that PDPM be budget neutral relative to RUG-IV, given that the intent with the new model is not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization without incentivizing inappropriate care delivery. Additionally, the rule finalizes updates to the SNF Quality Reporting Program and the Skilled Nursing Facility Value-Based Purchasing (VBP) Program, that will affect Medicare payment beginning on October 1, 2018.

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

The Value-Based Purchasing Program rewards skilled nursing facilities with incentive payments for the quality of care they give to people with Medicare. The final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program will start on October 1, 2018.

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

Home Health

On July 2, 2018, CMS published a proposed rule that updates the Medicare Home Health Prospective Payment System (HH PPS) rates and wage index that would begin taking effect on January 1, 2019, and broader changes to the Medicare payment methodology that would go into effect on January 1, 2020. CMS estimates the update will result in a 2.1% increase in payments to Home Health Agencies in 2019. This increase reflects the effects of a 2.8% market basket update, reduced by a 0.7% Multifactor Productivity (MFP) adjustment, although for HHAs that do not submit the required quality data, payments will be reduced by an additional 2.0%. The proposal also extends the rural add-on payment for calendar years 2019 through 2022. The renamed Patient Driven Grouping Model (PDGM) proposes case-mix methodology refinements, which eliminate the use of therapy thresholds for case-mix adjustment purposes, and proposes to change the unit of payment from a 60-day episode of care to a 30-day period of care, beginning on or after January 1, 2020. There is also a proposal regarding how CMS would determine whether 30-day periods of care are subject to a Low-Utilization Payment Adjustment (LUPA). CMS announced that implementation of the measures is intended to occur in a budget-neutral manner. In addition, the proposed rule makes changes to both measures and calculations for the Home Health Value-Based Purchasing (HHVBP) Model and Home Health Quality Reporting Program (HH QRP), and includes information on the implementation of temporary transitional payments and Accreditation for infusion therapy services beginning on October 1, 2018.

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing Model and the Home Health Quality Reporting Program. Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%, and the distributional effects of a -0.5% reduction in payments due to the sunset of the rural add-on provision.

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

Hospice

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update percentage is 1.8%, which reflects a market basket update of 2.9%, reduced by 0.8% for MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the Affordable Care Act. The hospice payment update percentage will be reduced by an additional 2.0%, for a net -0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update rather than the consumer price index, thus it's anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. This may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

On July 12, 2018, CMS issued a proposed rule that revises the payment policies under the Medicare Physician Fee Schedule and includes other revisions to Medicare Part B and the Quality Payment Program for CY 2019 (the “2019 Proposed Physician Fee Schedule Rule”). One of the proposed revisions relates to functional reporting by therapists who provide outpatient services. To date therapists that provide outpatient services are required to include functional status information and at certain intervals the patient’s severity on claims for such therapy services. CMS had been using the functional reporting data to aid in recommending changes to, and reforming, Medicare payment for outpatient therapy services that were subject to the statutory therapy caps; but the Bipartisan Budget Act of 2018 repealed the therapy caps and the functional data reporting no longer serves a quantifiable purpose. Thus, the proposed rule would discontinue functional status reporting requirements for outpatient therapy services effective

January 1, 2019. This would reduce the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients. This may result in greater reimbursement for outpatient therapy services as therapists who provide outpatient services may spend more time with patients.

A second part of 2019 Proposed Physician Fee Schedule Rule details the plan to create a new billing modifier for services furnished in whole or in part by therapy assistants. The proposed rule also details that therapy assistant rates will be reduced to 85 percent of the applicable Part B payment amount for that service. The reduction in rates would be effective January 1, 2022. The rule proposes to establish two new therapy modifiers, one for Physical Therapy Assistants and one for Occupational Therapists when services are furnished in whole or in part. The new therapy modifiers would not be required until January 1, 2020. The proposed rule reduces the amount of reimbursement for the services provided by Physical Therapists and Occupational Therapists by 15%, thereby decreasing the amount of reimbursement received from such services.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2018 Pro forma (1)	2017	2018	2018 Pro forma (1)	2017
Revenue
Service revenue	92.5%	92.6%	92.6%	92.6%	92.7%	92.7%
Assisted and independent living revenue	7.5	7.4	7.4	7.4	7.3	7.3
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0
Expense
Cost of services	79.8	80.2	81.9	79.5	79.9	81.2
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 17)	—	—	—	(0.2)	(0.2)	1.2
(Gains)/losses related to divestitures (Note 6 and 16)	—	—	(0.3)	—	—	0.3
Rent—cost of services (Note 16)	7.0	6.8	7.3	6.9	6.9	7.3
General and administrative expense	4.5	4.4	3.8	4.8	4.7	4.3
Depreciation and amortization	2.3	2.3	2.4	2.4	2.3	2.4
Total expenses	93.6	93.7	95.1	93.4	93.6	96.7
Income from operations	6.4	6.3	4.9	6.6	6.4	3.3
Other income (expense):
Interest expense	(0.8)	(0.8)	(0.7)	(0.8)	(0.7)	(0.7)
Interest income	0.1	0.1	0.1	0.1	0.1	0.1
Other expense, net	(0.7)	(0.7)	(0.6)	(0.7)	(0.6)	(0.6)
Income before provision for income taxes	5.7	5.6	4.3	5.9	5.8	2.7
Provision for income taxes	1.2	1.2	1.5	1.3	1.3	0.9
Net income	4.5	4.4	2.8	4.6	4.5	1.8
Less: net income attributable to noncontrolling interests	0.1	—	0.1	—	—	0.1
Net income attributable to The Ensign Group, Inc.	4.4%	4.4%	2.7%	4.6%	4.5%	1.7%

(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three and six months ended June 30, 2018 by presenting the percentages as if the previous accounting guidance was still in effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$43,081	$32,618	$87,521	$50,568
Adjusted EBITDA	46,321	38,124	92,956	79,209
Valuation Metric
Adjusted EBITDAR	77,147	66,690	153,975	135,402

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at facilities currently being constructed and other start-up operations;

•	return of unclaimed class action settlement funds, and charges related to the settlement of class action lawsuits;

•	share-based compensation expense;

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	transaction-related costs; and

•	business interruption recoveries

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)
Consolidated statements of income data:
Net income	$22,326	$12,380	$45,619	$15,337
Less: net income attributable to noncontrolling interests	315	163	476	279
Interest expense, net	3,307	2,765	6,472	5,920
Provision for income taxes	6,142	6,886	12,663	8,326
Depreciation and amortization	11,621	10,750	23,243	21,264
EBITDA	$43,081	$32,618	$87,521	$50,568

(Earnings)/losses related to facilities currently being constructed and other start-up operations(a)	(2,543)	(857)	(4,794)	(226)
(Return of unclaimed class action settlement)/charges related to the settlement of the class action lawsuit(b)	—	163	(1,664)	11,163
Share-based compensation expense(c)	2,520	2,376	4,829	4,600
Results related to closed operations and operations not at full capacity, including continued obligations and closing expenses(d)	209	(555)	325	4,364
Transaction-related costs(e)	83	360	111	448
Business interruption recoveries(f)	(675)	—	(675)	—
Rent related to items(a) and (d) above	3,646	4,019	7,303	8,292
Adjusted EBITDA	$46,321	$38,124	$92,956	$79,209
Rent—cost of services	34,472	32,585	68,322	64,485
Less: rent related to items(a) and (d) above	(3,646)	(4,019)	(7,303)	(8,292)
Adjusted EBITDAR	$77,147	$66,690	$153,975	$135,402
______________________

(a)	Represents results related to facilities currently in the start up phase after construction was completed. This amount excludes rent, depreciation and interest expense.
(b) Return of unclaimed class action settlement funds or charges incurred in connection with the settlement of the class action lawsuit.

(c)	Share-based compensation expense incurred.

(d)
Represents results at closed operations and operations not at full capacity during the three and six months ended June 30, 2018 and 2017, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million for the six months ended June 30, 2017. Included in the three and six months ended June 30, 2017 results is the loss recovery of $1.3 million of certain losses related to a closed facility in 2016.

(e)	Costs incurred to acquire operations which are not capitalizable.
(f) Business interruption recoveries related to insurance claims with respect to the California fires that occurred in the fourth quarter of 2017.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,
	2018		2018 Pro Forma (2)		2017
	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %

	(Dollars in thousands)
Transitional and skilled services	$408,518	82.3%	$417,061	82.5%	$375,217	83.7%
Assisted and independent living services	37,164	7.5	37,164	7.4	33,009	7.4
Home health and hospice services:
Home health	21,321	4.3	21,701	4.3	17,871	4.0
Hospice	19,928	4.0	20,083	4.0	16,750	3.7
Total home health and hospice services	41,249	8.3	41,784	8.3	34,621	7.7
All other (1)	9,455	1.9	9,455	1.8	5,432	1.2
Total revenue	$496,386	100.0%	$505,464	100.0%	$448,279	100.0%
(1) Includes revenue from services generated in our other mobile diagnostic and ancillary services.
(2) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Our consolidated revenue increased $48.1 million, or 10.7%. On a pro forma basis, revenue increased $57.2 million or 12.8%. The following analysis incorporates the adoption of ASC 606. See pro forma 2018 numbers in the table below for a period over period comparative analysis.

Our transitional and skilled services revenue increased by $33.3 million, or 8.9%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services revenue increased by $4.2 million, or 12.6%, mainly due to the increase in average monthly revenue per unit compared to the prior year period, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $6.6 million, or 19.1%, mainly due to an increase in volume in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2017 for all segments increased our consolidated revenue by $34.7 million during the three months ended June 30, 2018 when compared to the same period in 2017.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue (As Reported)	$408,518	$375,217	$33,301	8.9%
Transitional and skilled revenue (Pro forma (5))	417,061	375,217	41,844	11.2%
Number of facilities at period end	162	155	7	4.5%
Number of campuses at period end*	22	21	1	4.8%
Actual patient days	1,330,057	1,232,842	97,215	7.9%
Occupancy percentage — Operational beds	76.6%	74.7%		1.9%
Skilled mix by nursing days	29.7%	30.7%		(1.0)%
Skilled mix by nursing revenue	50.2%	52.1%		(1.9)%

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue (As Reported)	$280,477	$274,680	$5,797	2.1%
Transitional and skilled revenue (Pro forma (5))	286,330	274,680	11,650	4.2%
Number of facilities at period end	108	108	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	871,035	868,397	2,638	0.3%
Occupancy percentage — Operational beds	78.3%	78.0%		0.3%
Skilled mix by nursing days	31.3%	31.2%		0.1%
Skilled mix by nursing revenue	52.1%	52.3%		(0.2)%

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue (As Reported)	$96,690	$92,875	$3,815	4.1%
Transitional and skilled revenue (Pro forma (5))	98,693	92,875	5,818	6.3%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	348,385	335,472	12,913	3.8%
Occupancy percentage — Operational beds	73.4%	70.7%		2.7%
Skilled mix by nursing days	28.5%	30.1%		(1.6)%
Skilled mix by nursing revenue	48.3%	52.0%		(3.7)%

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue (As Reported)	$31,351	$7,489	$23,862	NM
Transitional and skilled revenue (Pro forma (5))	32,038	7,489	24,549	NM
Number of facilities at period end	14	7	7	NM
Number of campuses at period end*	2	1	1	NM
Actual patient days	110,637	28,424	82,213	NM
Occupancy percentage — Operational beds	74.1%	45.9%		NM
Skilled mix by nursing days	21.6%	23.0%		NM
Skilled mix by nursing revenue	38.5%	44.0%		NM

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$173	$(173)	NM
Actual patient days	—	549	(549)	NM
Occupancy percentage — Operational beds	—%	50.0%		NM
Skilled mix by nursing days	—%	13.8%		NM
Skilled mix by nursing revenue	—%	35.5%		NM
__________________
* Campus represents a facility that offers both skilled nursing and assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2015.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2015 to December 31, 2016.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2017.

(4)
Facility Closed results represents closed operations during the three months ended June 30, 2017, which were excluded from Same Store and Transitioning results for the three months ended June 30, 2017, for comparison purposes.

(5)
The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Transitional and skilled services revenue increased $33.3 million, or 8.9% in the second quarter of 2018 or $41.8 million and 11.2% on a pro forma basis. Of the $33.3 million increase, Medicare and managed care revenue increased $8.7 million, or 5.0%, Medicaid custodial revenue increased $18.7 million, or 13.1%, private and other revenue increased $2.5 million, or 7.3%, and Medicaid skilled revenue increased $3.4 million, or 13.6%.

Transitional and skilled services revenue generated by Same Facilities increased $5.8 million, or 2.1%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Same Facilities increased $11.7 million, or 4.2%, on a comparable basis. The comparable same store revenue (without the impact of the adoption of ASC 606) was driven by the following factors:

•
Our skilled mix revenue increased by $4.3 million, or 3.1%, and our skilled mix days increased by 0.6%. The majority of the increase is related to an increase in other skilled revenue of $4.2 million, or 18.8%, mainly driven by an increase in other skilled days of 11.7% and other skilled revenue per patient day of 6.4%.

•	Our overall Medicare revenue increased by $0.6 million, or 0.8%, primarily due to an increase in Medicare revenue per patient day as part of our continuous shift toward higher acuity patients.

•
We continued to experience a growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $5.1 million, or 4.8%, mainly driven by Medicaid days increased by 0.8%. We also experienced an increase in Medicaid revenue per patient day of 4.0% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $3.8 million, or 4.1%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Transitioning Facilities increased $5.8 million, or 6.3%, on a comparable basis. This is due to increases in total patient days and revenue per patient day of 3.8% and 1.2%, respectively. We continued to experience a growth in revenue with our Medicaid and managed care plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $5.4 million, or 16.2%, mainly driven by a 7.4% increase Medicaid days . We also experienced an increase in Medicaid revenue per patient day of 8.2% as a result of our participation in the quality improvement programs and supplemental programs in various states. Our overall managed care revenue increased by $1.9 million, or 10.7%, mainly driven by an increase in managed care days of 8.8%.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $23.9 million, mainly due to eight operations we acquired between July 1, 2017 and June 30, 2018 in four states. In addition, Recently Acquired Facilities in the second quarter of 2017 included three newly built facilities that had low occupancy rates during the start up period. Accordingly, the occupancy rate in the second quarter of 2017 was impacted by the lower census due to start up operations at newly opened facilities.
In the future, if we acquire additional turnaround or start up operations, we expect to see lower occupancy and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix and quality mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Skilled Nursing Average Daily Revenue Rates:
Medicare	$615.55	$599.86	$516.78	$504.49	$534.46	$499.43	$582.05	$567.65
Managed care	461.65	455.74	410.59	417.24	422.43	377.38	445.48	444.65
Other skilled	486.12	456.99	349.01	379.94	444.55	650.86	467.19	446.94
Total skilled revenue	528.70	516.37	455.64	459.54	484.99	481.16	507.68	500.59
Medicaid	221.75	213.21	194.38	179.62	212.69	179.72	213.86	203.49
Private and other payors	225.93	202.58	196.96	194.61	230.57	196.36	217.35	199.90
Total skilled nursing revenue	$318.56	$305.91	$269.45	$266.13	$274.57	$251.58	$302.01	$293.84

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.6% and 2.4%, respectively. The increase is attributable to the 1.0% net market basket percentage that became effective in October 2017, which was preceded by a 2.4% net market basket increase that went into effect in October 2016. In addition, the increase in Medicare daily rates was the result of a continuing shift towards higher acuity patients.

Our average Medicaid rates increased 5.1% primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Revenue:
Medicare	24.5%	25.4%	25.9%	29.6%	22.7%	35.3%	24.7%	26.7%
Managed care	18.0	18.4	19.4	19.0	11.8	6.6	17.8	18.3
Other skilled	9.6	8.5	3.0	3.4	4.0	2.1	7.7	7.1
Skilled mix	52.1	52.3	48.3	52.0	38.5	44.0	50.2	52.1
Private and other payors	7.7	7.9	10.5	10.8	12.1	11.9	8.6	8.7
Quality mix	59.8	60.2	58.8	62.8	50.6	55.9	58.8	60.8
Medicaid	40.2	39.8	41.2	37.2	49.4	44.1	41.2	39.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Days:
Medicare	12.6%	13.1%	13.5%	15.6%	11.6%	17.8%	12.8%	13.9%
Managed care	12.3	12.4	12.7	12.1	7.6	4.4	12.0	12.2
Other skilled	6.4	5.7	2.3	2.4	2.4	0.8	4.9	4.6
Skilled mix	31.3	31.2	28.5	30.1	21.6	23.0	29.7	30.7
Private and other payors	11.1	11.5	14.5	14.7	15.0	15.3	12.4	12.5
Quality mix	42.4	42.7	43.0	44.8	36.6	38.3	42.1	43.2
Medicaid	57.6	57.3	57.0	55.2	63.4	61.7	57.9	56.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$37,164	$33,009	$4,155	12.6%
Number of facilities at period end	51	46	5	10.9%
Number of campuses at period end	22	21	1	4.8%
Occupancy percentage (units)	75.2%	77.4%		(2.2)%
Average monthly revenue per unit	$2,863	$2,799	$64	2.3%
Assisted and independent living revenue of $37.2 million increased 12.6% on a comparable basis, primarily due to an increase in average monthly revenue per unit of 2.3% and revenue generated from the addition of six assisted and independent living operations in three states between July 1, 2017 and June 30, 2018, partially offset by the decrease in occupancy of 2.2%.
Home Health and Hospice Services

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$21,321	$17,871	$3,450	19.3%
Hospice services	19,928	16,750	3,178	19.0
Total home health and hospice revenue	$41,249	$34,621	$6,628	19.1%
Pro forma(1)
Home health and hospice revenue
Home health services	$21,701	$17,871	$3,830	21.4%
Hospice services	20,083	16,750	3,333	19.9
Total home health and hospice revenue	$41,784	$34,621	$7,163	20.7%

Home health services:
Average Medicare Revenue per Completed Episode	$3,064	$3,140	$(76)	(2.4)%
Hospice services:
Average Daily Census	1,290	1,020	270	26.5%

(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Home health and hospice revenue increased $6.6 million, or 19.1%, or $7.2 million and 20.7% on a pro forma basis. Of the $6.6 million increase, Medicare and managed care revenue increased $5.2 million, or 17.7%. The increase in revenue is primarily due to the increase in volume in existing agencies, coupled with the addition of three home health and hospice operations in three states between July 1, 2017 and June 30, 2018.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2018	2018 Pro Forma (1)	2017

	(Dollars in thousands)
Transitional and skilled services	$329,768	$338,310	$311,477
Assisted and independent living services	24,407	24,407	21,923
Home health and hospice services	34,148	34,684	29,041
All other	7,809	7,809	4,505
Total cost of services	$396,132	$405,210	$366,946
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Consolidated cost of services increased $29.2 million, or 8.0%, or $38.3 million and 10.4% on a pro forma basis. Consolidated cost of services as a percentage of revenue decreased by 2.1% to 79.8%, or 1.7% to 80.2% on a pro forma basis.

Transitional and Skilled Services

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$329,768	$311,477	$18,291	5.9%
Cost of service (Pro Forma (1))	338,310	311,477	26,833	8.6%
Revenue percentage	80.7%	83.0%		(2.3)%
Revenue percentage (Pro Forma (1))	81.1%	83.0%		(1.9)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our transitional and skilled services segment increased $18.3 million, or 5.9%, due primarily to additional costs at Recently Acquired Facilities of $18.3 million. Cost of services as a percentage of revenue decreased to 80.7%, mainly due to operational improvements.

Assisted and Independent Living Services

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$24,407	$21,923	$2,484	11.3%
Revenue percentage	65.7%	66.4%		(0.7)%

Cost of services related to our assisted and independent living services segment increased $2.5 million, or 11.3%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue decreased to 65.7% due to operational improvements.

Home Health and Hospice Services

	Three Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$34,148	$29,041	$5,107	17.6%
Cost of service (Pro Forma (1))	34,684	29,041	5,643	19.4%
Revenue percentage	82.8%	83.9%		(1.1)%
Revenue percentage (Pro Forma (1))	83.0%	83.9%		(0.9)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our home health and hospice services segment increased $5.1 million, or 17.6%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue decreased by 1.1% primarily due to stronger collections, which resulted in higher revenue under the new revenue accounting guidance. In the prior year, this adjustment was classified as bad debt expense.

(Return of unclaimed class action settlement)/charges related to class action lawsuit. We funded the settlement of a class action lawsuit in December 2017 in the amount of $11.0 million, and the funds were distributed to the class members in the first quarter of 2018. We recorded recoveries of $1.7 million related to settlement funds that class members declined to claim during the settlement process during the first quarter of 2018.

(Gain)/losses related to operational divestitures. In the second quarter of 2017, we recovered $1.3 million of losses related to an operation that was closed in 2016. The loss recovery was recorded as a gain in the second quarter of 2017. These charges did not recur during the three months ended June 30, 2018.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.3% to 7.0% primarily due to more of our acquisitions including real estate assets as compared to leased properties in prior periods.
General and administrative expense. Our general and administrative expense rate increased by 0.7% to 4.5%, mainly related to wages to support growth and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 8.1%, to $11.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net remained consistent as a percentage of revenue at 0.7%, or $3.3 million. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 21.6% for the three months ended June 30, 2018 compared to 35.7% for the same period in 2017. The lower effective tax rate reflects the lower corporate tax rate of The Tax Act and an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items including the impact of non-deductible compensation. See Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

	Six Months Ended June 30,
	2018		2018 Pro Forma (2)		2017
	Revenue $	Revenue %	Revenue $	Revenue %	Revenue $	Revenue %

	(Dollars in thousands)
Transitional and skilled services	$815,534	82.5%	$832,282	82.7%	$747,556	84.0%
Assisted and independent living services	73,277	7.4	73,277	7.3	65,355	7.3
Home health and hospice services:
Home health	41,505	4.2	42,297	4.2	34,922	3.9
Hospice	39,502	4.0	39,844	4.0	31,832	3.6
Total home health and hospice services	81,007	8.2	82,141	8.2	66,754	7.5
All other (1)	18,702	1.9	18,702	1.8	10,354	1.2
Total revenue	$988,520	100.0%	$1,006,402	100.0%	$890,019	100.0%
(1) Includes revenue from services generated in our other mobile diagnostic and ancillary services.
(2) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the six months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Our consolidated revenue increased $98.5 million, or 11.1%. On a pro forma basis, revenue increased $116.4 million or 13.1%. The following analysis incorporates the adoption of ASC 606. See pro forma 2018 numbers in the table below for a period over period comparative analysis.

Our transitional and skilled services revenue increased by $68.0 million, or 9.1%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services revenue increased by $7.9 million, or 12.1%, mainly due to the increase in average monthly revenue per unit compared to the prior year period, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $14.3 million, or 21.4%, mainly due to an increase in volume in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2017 for all segments increased our consolidated revenue by $69.2 million during the six months ended June 30, 2018 when compared to the same period in 2017.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue (As Reported)	$815,534	$747,556	$67,978	9.1%
Transitional and skilled revenue (Pro forma (5))	832,282	747,556	84,726	11.3%
Number of facilities at period end	162	155	7	4.5%
Number of campuses at period end*	22	21	1	4.8%
Actual patient days	2,645,027	2,442,106	202,921	8.3%
Occupancy percentage — Operational beds	77.2%	74.8%		2.4%
Skilled mix by nursing days	30.7%	31.4%		(0.7)%
Skilled mix by nursing revenue	51.2%	52.7%		(1.5)%

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue (As Reported)	$560,724	$548,410	$12,314	2.2%
Transitional and skilled revenue (Pro forma (5))	572,170	548,410	23,760	4.3%
Number of facilities at period end	108	108	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	1,741,558	1,730,523	11,035	0.6%
Occupancy percentage — Operational beds	78.8%	78.2%		0.6%
Skilled mix by nursing days	31.7%	31.5%		0.2%
Skilled mix by nursing revenue	52.6%	52.6%		—%

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue (As Reported)	$198,537	$188,605	$9,932	5.3%
Transitional and skilled revenue (Pro forma (5))	202,656	188,605	14,051	7.4%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	705,192	672,779	32,413	4.8%
Occupancy percentage — Operational beds	74.7%	71.3%		3.4%
Skilled mix by nursing days	30.4%	31.2%		(0.8)%
Skilled mix by nursing revenue	50.5%	53.2%		(2.7)%

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue (As Reported)	$56,273	$8,673	$47,600	NM
Transitional and skilled revenue (Pro forma (5))	57,456	8,673	48,783	NM
Number of facilities at period end	14	7	7	NM
Number of campuses at period end*	2	1	1	NM
Actual patient days	198,277	33,229	165,048	NM
Occupancy percentage — Operational beds	73.0%	36.1%		NM
Skilled mix by nursing days	22.5%	23.2%		NM
Skilled mix by nursing revenue	39.7%	44.6%		NM

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$1,868	$(1,868)	NM
Actual patient days	—	5,575	(5,575)	NM
Occupancy percentage — Operational beds	—%	34.3%		NM
Skilled mix by nursing days	—%	46.7%		NM
Skilled mix by nursing revenue	—%	71.5%		NM
__________________
* Campus represents a facility that offers both skilled nursing and assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2015.

(2)	Transitioning Facility results represents all facilities purchased from January 1, 2015 to December 31, 2016.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2017.

(4)
Facility Closed results represents closed operations during the six months ended June 30, 2017, which were excluded from Same Store and Transitioning results for the six months ended June 30, 2017, for comparison purposes.

(5)
The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the six months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Transitional and skilled services revenue increased $68.0 million, or 9.1% in the second quarter of 2018 or $84.7 million and 11.3% on a pro forma basis. Of the $68.0 million increase, Medicare and managed care revenue increased $20.2 million, or 5.7%, Medicaid custodial revenue increased $36.4 million, or 12.9%, private and other revenue increased $4.0 million, or 6.0%, and Medicaid skilled revenue increased $7.4 million, or 15.5%.

Transitional and skilled services revenue generated by Same Facilities increased $12.3 million, or 2.2%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Same Facilities increased $23.8 million, or 4.3%, on a comparable basis. The comparable revenue (without the impact of the adoption of ASC 606) was driven by the following factors:

•
Our skilled mix revenue increased by $10.8 million, or 3.9%, and our skilled mix days increased by 1.3%. The majority of the increases is related to an increase in other skilled and skilled managed care revenue. Our other skilled revenue increased by $8.7 million, or 20.0%, mainly driven by an increase in other skilled days of 13.6% and other skilled revenue per patient day of 5.7%. Our skilled managed care revenue increased by $3.3 million, or 3.4%, due to an increase in managed care days of 0.7% and an increase in managed care revenue per patient day of 2.6%.

•
We continued to experience a growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $9.6 million, or 4.5%, mainly driven by Medicaid days increased by 1.0%. We also experienced an increase in Medicaid revenue per patient day of 3.5% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $9.9 million, or 5.3%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Transitioning Facilities increased $14.1 million, or 7.4%, on a comparable basis. This is due to increases in total patient days and revenue per patient day of 4.8% and 2.1%, respectively. We continued to experience a growth in revenue with our Medicaid and managed care plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $9.9 million, or 15.0%, mainly driven by a 6.5% increase in Medicaid days . We also experienced an increase in Medicaid revenue per patient day of 8.0% as a result of our participation in the quality improvement programs and supplemental programs in various states. Our overall managed care revenue increased by $5.0 million, or 13.8%, mainly driven by an increase in managed care days of 14.1%.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $47.6 million, mainly due to eight operations we acquired between July 1, 2017 and June 30, 2018 in four states. In addition, Recently Acquired Facilities in the first six months of 2017 included three newly built facilities that had low occupancy rates during the start up period. Accordingly, the occupancy rate in the six months ended June 30, 2017 was impacted by the lower census due to start up operations at newly opened facilities.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Skilled Nursing Average Daily Revenue Rates:
Medicare	$612.97	$598.57	$515.68	$503.88	$527.57	$495.95	$578.24	$566.07
Managed care	460.62	449.01	409.68	418.85	421.00	374.41	444.31	440.45
Other skilled	484.37	458.35	357.20	373.36	460.15	650.86	467.16	446.23
Total skilled revenue	526.67	513.76	456.62	460.06	485.62	478.44	505.91	498.60
Medicaid	221.47	214.02	193.93	179.50	212.72	175.92	213.61	204.17
Private and other payors	225.56	204.56	202.76	198.19	229.50	193.64	218.67	202.29
Total skilled nursing revenue	$319.20	$307.20	$275.13	$269.58	$276.69	$249.30	$304.24	$296.08

Our Medicare daily rates at Same Facilities and Transitioning Facilities increase by 2.4% and 2.3%, respectively. The increase is attributable to the 1.0% net market basket percentage that became effective in October 2017, which was preceded by a 2.4% net market basket increase that went into effect in October 2016. In addition, the increase in Medicare daily rates was the result of a continuing shift towards higher acuity patients.

Our average Medicaid rates increased 4.6% primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Revenue:
Medicare	24.7%	25.9%	27.4%	30.7%	24.6%	36.5%	25.3%	27.3%
Managed care	18.5	18.6	20.0	19.2	11.4	6.3	18.4	18.6
Other skilled	9.4	8.1	3.1	3.3	3.7	1.8	7.5	6.8
Skilled mix	52.6	52.6	50.5	53.2	39.7	44.6	51.2	52.7
Private and other payors	7.5	7.8	10.3	10.4	11.2	13.7	8.5	8.5
Quality mix	60.1	60.4	60.8	63.6	50.9	58.3	59.7	61.2
Medicaid	39.9	39.6	39.2	36.4	49.1	41.7	40.3	38.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Days:
Medicare	12.8%	13.3%	14.6%	16.4%	12.8%	18.3%	13.3%	14.3%
Managed care	12.8	12.8	13.4	12.3	7.5	4.2	12.6	12.5
Other skilled	6.1	5.4	2.4	2.5	2.2	0.7	4.8	4.6
Skilled mix	31.7	31.5	30.4	31.2	22.5	23.2	30.7	31.4
Private and other payors	11.1	11.5	14.1	14.1	14.0	17.7	12.1	12.2
Quality mix	42.8	43.0	44.5	45.3	36.5	40.9	42.8	43.6
Medicaid	57.2	57.0	55.5	54.7	63.5	59.1	57.2	56.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$73,277	$65,355	$7,922	12.1%
Number of facilities at period end	51	46	5	10.9%
Number of campuses at period end	22	21	1	4.8%
Occupancy percentage (units)	75.4%	77.1%		(1.7)%
Average monthly revenue per unit	$2,860	$2,818	$42	1.5%
Assisted and independent living revenue of $7.9 million increased 12.1% on a comparable basis, primarily due to an increase in average monthly revenue per unit of 1.5% and revenue generated from the addition of six assisted and independent living operations in three states between July 1, 2017 and June 30, 2018, partially offset by the decrease in occupancy of 1.7%.
Home Health and Hospice Services

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$41,505	$34,922	$6,583	18.9%
Hospice services	39,502	31,832	7,670	24.1
Total home health and hospice revenue	$81,007	$66,754	$14,253	21.4%
Pro forma(1)
Home health and hospice revenue
Home health services	$42,297	$34,922	$7,375	21.1%
Hospice services	39,844	31,832	8,012	25.2
Total home health and hospice revenue	$82,141	$66,754	$15,387	23.1%

Home health services:
Average Medicare Revenue per Completed Episode	$2,951	$3,058	$(107)	(3.5)%
Hospice services:
Average Daily Census	1,275	1,011	264	26.1%

(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the six months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Home health and hospice revenue increased $14.3 million, or 21.4%, or $15.4 million and 23.1% on a pro forma basis. Of the $14.3 million increase, Medicare and managed care revenue increased $11.3 million, or 19.9%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of three home health and hospice operations in three states between July 1, 2017 and June 30, 2018.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2018	2018 Pro Forma (1)	2017

	(Dollars in thousands)
Transitional and skilled services	$656,009	$672,757	$615,110
Assisted and independent living services	47,881	47,881	42,900
Home health and hospice services	67,066	68,200	56,094
All other	15,419	15,419	8,329
Total cost of services	$786,375	$804,257	$722,433
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the six months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Consolidated cost of services increased $63.9 million, or 8.9%, or $81.8 million and 11.3% on a pro forma basis. Consolidated cost of services as a percentage of revenue decreased by 1.7% to 79.5%, or 1.3% to 79.9% on a pro forma basis.

Transitional and Skilled Services

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$656,009	$615,110	40,899	6.6%
Cost of service (Pro Forma (1))	672,757	615,110	57,647	9.4%
Revenue percentage	80.4%	82.3%		(1.9)%
Revenue percentage (Pro Forma (1))	80.8%	82.3%		(1.5)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the six months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our transitional and skilled services segment increased $40.9 million, or 6.6%, due primarily to additional costs at Recently Acquired Facilities of $36.4 million and organic operational growth. Cost of services as a percentage of revenue decreased to 80.4%, mainly due to operational improvements.

Assisted and Independent Living Services

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$47,881	$42,900	4,981	11.6%
Revenue percentage	65.3%	65.6%		(0.3)%

Cost of services related to our assisted and independent living services segment increased $5.0 million, or 11.6%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue decreased by 0.3% due to operational improvements.

Home Health and Hospice Services

	Six Months Ended June 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$67,066	$56,094	10,972	19.6%
Cost of service (Pro Forma (1))	68,200	56,094	12,106	21.6%
Revenue percentage	82.8%	84.0%		(1.2)%
Revenue percentage (Pro Forma (1))	83.0%	84.0%		(1.0)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the six months ended June 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our home health and hospice services segment increased $11.0 million, or 19.6%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue decreased by 1.2% primarily due to stronger collections, which resulted in higher revenue under the new revenue accounting guidance. In the prior year, this adjustment was classified as bad debt expense.

(Return of unclaimed class action settlement)/charges related to class action lawsuit. We funded the settlement of a class action lawsuit in December 2017 in the amount of $11.0 million, and the funds were distributed to the class members in the first quarter of 2018. During the six months ended June 30, 2018, we recorded recoveries of $1.7 million related to settlement funds that class members declined to claim during the settlement process.

(Gain)/losses related to divestitures. During the six months ended June 30, 2017, we recorded a loss of $4.0 million related to the closure of operations and lease terminations, which was partially offset by $1.3 million of loss recovery from a closure in 2016 which was recorded as a gain. These charges did not recur during the six months ended June 30, 2018.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.4% to 6.9% primarily due to more of our acquisitions including real estate assets as compared to leased properties in prior periods.
General and administrative expense. Our general and administrative expense rate increased by 0.5% to 4.8%, mainly due to wages to support growth and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $2.0 million, or 9.3%, to $23.2 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization expense as a percentage of revenue remained consistent at 2.4%.
Other expense, net. Other expense, net remained consistent as a percentage of revenue at 0.7%, or $6.5 million. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 21.7% for the six months ended June 30, 2018 compared to 35.2% for the same period in 2017. The lower effective tax rate reflects the lower corporate tax rate of The Tax Act and additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items including the impact of non-deductible compensation. See Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $58.0 million and $64.3 million for the six months ended June 30, 2018 and 2017, respectively. Total capital expenditures for property and equipment were $24.3 million and $23.0 million for the six months ended June 30, 2018 and 2017, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2018. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2018, we held debt security investments of approximately $44.3 million, which were split between AA, A and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017

	(In thousands)
Net cash provided by operating activities	$101,240	$24,920
Net cash used in investing activities	(81,244)	(48,626)
Net cash used in financing activities	(35,149)	(524)
Net decrease in cash and cash equivalents	(15,153)	(24,230)
Cash and cash equivalents at beginning of period	42,337	57,706
Cash and cash equivalents at end of period	$27,184	$33,476
Our net cash provided by operating activities for the six months ended June 30, 2018 increased by $76.3 million. The increase was primarily due to an increase in net income as a result of operational improvements, reduced corporate tax rate and income tax refund of $11.0 million related to the Tax Act, combined with improvements in accounts receivable collections and timing of payments of taxes, and operating assets and liabilities.
Our net cash used in investing activities for the six months ended June 30, 2018 increased by $32.6 million. The change was primarily due to the lack of cash proceeds received from the sale-leaseback transaction of $38.0 million during the six months ended June 30, 2017, which did not recur in the first half of 2018.
Our net cash used in financing activities increased by $34.6 million. This increase was primarily due to the increase in net long-term debt re-payments of $43.9 million, offset by an increase in cash received from options exercised of $2.5 million. In addition, we repurchased common stock of $7.3 million during the six months ended June 30, 2017, which did not recur in the first half of 2018.
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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2018, our operating subsidiaries had $156.9 million outstanding under the Credit Facility. The outstanding balance on the on the term loan was $136.9 million, of which $7.5 million is classified as short-term and the remaining $129.4 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $20.0 million, which is classified as long-term. We were in compliance with all loan covenants as of June 30, 2018.

As of July 30, 2018, there was approximately $156.9 million outstanding under the Credit Facility.

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

As of June 30, 2018, our operating subsidiaries had $124.2 million outstanding under the mortgage loans and note, of which $2.6 million is classified as short-term and the remaining $121.6 million is classified as long-term.

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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.5 million and $29.0 million for the three and six months ended June 30, 2018, respectively, and $14.2 million and $28.3 million for the three and six months ended June 30, 2017, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2018, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $34.5 million and $68.6 million for the three and six months ended June 30, 2018, respectively, and $32.9 million and $64.8 million for the three and six months ended June 30, 2017, respectively.
Thirty-one of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under five separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
Class Action Lawsuit
Since 2011, we have been involved in a class action litigation claim alleging violations of state and federal wage and hour laws. In January 2017, we participated in an initial mediation session with plaintiffs' counsel.
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million in the first quarter of 2017. In

June 2017, the settlement of the class action lawsuit and the settlement was approved by the Court. We made a lump-sum payment in the amount of $11.0 million in December 2017 and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to settlement funds that class members declined to claim during the settlement process, and the recoveries were recorded in the first quarter of 2018.
U.S. Government Inquiry and Corporate Integrity Agreement

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
U.S. Department of Justice Civil Investigative Demand
On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities with persons who served as medical directors, advisory board participants or other referral sources. The CID covers the period from October 3, 2013 to the present, and is limited in scope at this time to ten of our Southern California skilled nursing facilities. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the CID. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.
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

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for us in the first quarter of fiscal year 2018. Our acquisitions during the six months ended June 30, 2018 were classified as asset acquisitions as the fair value of assets acquired is concentrated in a single asset. Some of these acquisitions would have been classified as business combination prior to the adoption of the ASU.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be our fiscal year 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures and we expect that this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, primarily related to leases of facilities. We are in the process of cataloging our existing lease contracts and implementing changes to our systems, related processes and controls. We are planning to elect the practical expedients upon transition, including retaining the lease classification for any leases that exist prior to adoption of the standard and the application date to be the beginning of the adoption period, which is January 1, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had approximately $6.4 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of June 30, 2018, our operating subsidiaries had $156.9 million outstanding under the credit facility. The outstanding balance on the on the term loan was $136.9 million, of which $7.5 million is classified as short-term and the remaining $129.4 million is classified as long-term. The outstanding balance on the revolving credit facility was $20.0 million, which is classified as long-term.

We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note. The mortgage loans and note bear fixed interest rates and amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. The outstanding balance under the mortgage loans and note was $124.2 million, of which $2.6 million is classified as short-term and the remaining $121.6 million is classified as long-term.

Our cash and cash equivalents as of June 30, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2018, we held debt security investments of approximately $44.3 million, which were split between AA, A, and BBB+ rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2018 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, for more information regarding our legal proceedings, please see Note 17, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as required by law. We believe that we are presently in compliance in all material respects with applicable HIPAA laws and regulations.

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities with persons who served as medical directors, advisory board participants or other referral sources. The CID covers the period from October 3, 2013 to the present, and is limited in scope at this time to ten of our Southern California skilled nursing facilities. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the CID. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

Litigation — We are party to various legal actions and administrative proceedings, and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in response to these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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
In March of 2017, we were invited to engage in further settlement discussions to determine whether a resolution of the case in advance of a decision on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit was approved by the Court. We funded the settlement amount of $11.0 million in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to settlement funds that class members declined to claim during the settlement process, and the recoveries were recorded in the first quarter of 2018.
A class action staffing suit was previously filed against us and certain of our California independent operating entities, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. A second such class action staffing suit was filed in Los Angeles in 2010 and was resolved in a settlement and Court approval in 2012. Neither of the referenced lawsuits or settlements had a material ongoing adverse effect on our business, financial condition or results of operations.

Other claims and suits, including class actions, continue to be filed against us and other companies in the industry. For example, we and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations of state and federal wage and hour law. If there were a significant increase in the number of these claims or an increase in amounts due as a result of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits continue to be filed against us and other companies in the industry. By way of example, we defended a general/premise liability claim, on behalf of one of our independent operating entities, involving an injury to a non-employee/contractor. Further, another one of our independent operating entities was sued on allegations of professional negligence.
Medicare Revenue Recoupments — We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC and MIC. As of June 30, 2018, four of our operating subsidiaries had probe reviews scheduled and in process, both pre- and post-payment. We anticipate that these probe reviews will increase in frequency in the future. If a facility fails a probe review and subsequent re-probes, the facility could then be subject to extended pre-pay review or extrapolation of the identified error rate to all billing in the same time period. None of our operating subsidiaries are currently on extended prepayment review, although that may occur in the future. In addition, as of June 30, 2018, a ZPIC review was recently concluded at one of our hospice subsidiaries, and the results from the audit are currently under appeal.

U.S. Government Inquiry and Corporate Integrity Agreement — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we executed a final settlement agreement with the Government and remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.

See additional description of our contingencies in Notes 14, Debt, 16, Leases and 17, Commitments and Contingencies in
Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 40.6% and 40.1% of our revenue from the Medicaid program for the three and six months ended June 30, 2018, respectively, and 39.6% and 39.2% of our revenue from the Medicaid program for the three and six months ended June 30, 2017, respectively. We derived 27.6% and 27.9% our revenue from the Medicare program for the three and six months ended June 30, 2018, respectively, and 28.6% and 29.0% of our revenue from the Medicare program for the three and six months ended June 30, 2017, respectively. The percentages of revenue from Medicaid and Medicare programs include the estimates of variable consideration under ASC 606. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction

Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
Skilled Nursing

On July 31, 2018, CMS issued its final rule outlining fiscal year 2019 Medicare payment rates for skilled nursing facilities. As a function of the Bipartisan Budget Act of 2018, the SNF market basket percentage is set to a statutorily required 2.4%. Under the final rule, CMS will be replacing the existing case-mix methodology, the Resource Utilization Group (RUG-IV) model, with a new Patient-Driven Payment Model (PDPM), effective October 1, 2019. The new PDPM is expected to better account for patient characteristics by relating payment to patients' conditions and clinical needs rather than on volume-based services. The PDPM is also expected to reduce systemic complexity and save SNFs approximately $2.0 billion over 10 years in administrative costs. A budget neutrality factor was used to satisfy the requirement that PDPM be budget neutral relative to RUG-IV, given that the intent with the new model is not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization without incentivizing inappropriate care delivery. Additionally, the rule finalizes updates to the SNF Quality Reporting Program and the Skilled Nursing Facility Value-Based Purchasing (VBP) Program, that will affect Medicare payment beginning on October 1, 2018.
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

Home Health

On July 2, 2018, CMS issued a proposed rule that updates the Medicare Home Health Prospective Payment System (HH PPS) rates and wage index that would begin taking effect on January 1, 2019, and broader changes to the Medicare payment methodology that would go into effect on January 1, 2020.  CMS estimates the update will result in a 2.1% increase in payments to Home Health Agencies in 2019.  This increase reflects the effects of a 2.8% market basket update, reduced by a 0.7% Multifactor Productivity (MFP) adjustment, although for HHAs that do not submit the required quality data, payments will be reduced by an additional 2.0%. The proposal also extends the rural add-on payment for calendar years 2019 through 2022.  The renamed Patient Driven Grouping Model (PDGM) proposes case-mix methodology refinements, which eliminate the use of therapy thresholds for case-mix adjustment purposes, and proposes to change the unit of payment from a 60-day episode of care to a 30-day period of care, beginning on or after January 1, 2020. There is also a proposal regarding how CMS would determine whether 30-day periods of care are subject to a Low-Utilization Payment Adjustment (LUPA).  CMS announced that implementation of the measures is intended to occur in a budget-neutral manner.  In addition, the proposed rule makes changes to both measures and calculations for the Home Health Value-Based Purchasing (HHVBP) Model and Home Health Quality Reporting Program (HH QRP), and includes information on the implementation of temporary transitional payments and Accreditation for infusion therapy services beginning in 2019.

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing Model and the Home Health Quality Reporting Program. Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%, and the distributional effects of a -0.5% reduction in payments due to the sunset of the rural add-on provision.

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

Hospice

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update percentage is 1.8%, which reflects a market basket update of 2.9%, reduced 0.8% by a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the Affordable Care Act. The hospice payment update percentage will be reduced by an additional 2.0%, for a net -0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update percentage rather than the consumer price index, thus it's anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. This may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

A significant goal of Federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at lower cost. Other reimbursement methodology reforms include value-

based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2018, we had four operating subsidiaries that had probe reviews scheduled or in process, both pre- and post-payment. In addition, a ZPIC review was recently concluded at one our hospice subsidiaries, and the results from the audit are currently under appeal.

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

On July 12, 2018, CMS issued a proposed rule that revises the payment policies under the Medicare Physician Fee Schedule and includes other revisions to Medicare Part B and the Quality Payment Program for CY 2019 (the “2019 Proposed Physician Fee Schedule Rule”). One of the proposed revisions relates to functional reporting by therapists who provide outpatient services. To date therapists that provide outpatient services are required to include functional status information and at certain intervals the patient’s severity on claims for such therapy services. CMS had been using the functional reporting data to aid in recommending changes to, and reforming, Medicare payment for outpatient therapy services that were subject to the statutory therapy caps; but the Bipartisan Budget Act of 2018 repealed the therapy caps and the functional data reporting no longer serves a quantifiable purpose. Thus, the proposed rule would discontinue functional status reporting requirements for outpatient therapy services effective January 1, 2019. This would reduce the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients. This may result in greater reimbursement for outpatient therapy services as therapists who provide outpatient services may spend more time with patients.

A second part of 2019 Proposed Physician Fee Schedule Rule details the plan to create a new billing modifier for services furnished in whole or in part by therapy assistants. The proposed rule also details that therapy assistant rates will be reduced to 85 percent of the applicable Part B payment amount for that service. The reduction in rates would be effective January 1, 2022.

The rule proposes to establish two new therapy modifiers, one for Physical Therapy Assistants and one for Occupational Therapists when services are furnished in whole or in part. The new therapy modifiers would not be required until January 1, 2020. The proposed rule reduces the amount of reimbursement for the services provided by Physical Therapists and Occupational Therapists by 15%, thereby decreasing the amount of reimbursement received from such services.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the six months ended June 30, 2018 we recorded $0.2 million of hospice cap expense.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and six months ended June 30, 2018, 68.2% and 68.0%, respectively, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

The U.S. Department of Justice has conducted investigations into the billing and reimbursement processes of some of our operating subsidiaries, which could adversely affect our operations and financial condition.

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

On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities with persons who served as medical directors, advisory board participants or other referral sources. The CID covers the period from October 3, 2013 to the present, and is limited in scope at this time to ten of our Southern California skilled nursing facilities. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the CID. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

If any additional litigation or government enforcement actions were to proceed in the future, and we are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal False Claims Act, or similar state and federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.

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

During the six months ended June 30, 2018, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of two stand-alone skilled nursing operations, two stand-alone assisted living operations and one campus operation with a total of 428 operational skilled nursing beds and 218 assisted living units. During the year ended December 31, 2017, we added to our operations twelve stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies, three hospice agencies and one home care agency with a total of 1,360 operational skilled nursing beds and 594 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use PBJ data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS will be using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limit to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities might see an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 20% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of June 30, 2018, we leased 168 of our 235 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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
In 2017, we voluntarily discontinued operations at one of our skilled nursing facilities after determining that the facility could not competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, we determined that the costs to renovate the facility would outweigh the future returns from the operation. As part of the arrangement, we remain obligated for lease payments and other obligation under the lease agreement. We have in the past, and may in the future, continued to be obligated for lease payments and other obligations under the leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could adversely affect our business, financial condition and results of operations.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.

We maintain a revolving credit facility with a lending consortium. As of June 30, 2018, our operating subsidiaries had $156.9 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. In December 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $13.1 million as of June 30, 2018 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of June 30, 2018. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

THE ENSIGN GROUP, INC.

August 2, 2018	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)