Form 10-Q
period 2018-09-30
ENSIGN GROUP, INC
filed 2018-10-31
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018.

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
_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2018, 52,319,166 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$45,657	$42,337
Accounts receivable—less allowance for doubtful accounts of $2,484 and $43,961 at September 30, 2018 and December 31, 2017, respectively (Note 3)	261,454	265,068
Investments—current	9,688	13,092
Prepaid income taxes	6,509	19,447
Prepaid expenses and other current assets	25,105	28,132
Total current assets	348,413	368,076
Property and equipment, net	593,088	537,084
Insurance subsidiary deposits and investments	32,487	28,685
Escrow deposits	660	228
Deferred tax assets	12,035	12,745
Restricted and other assets	20,459	16,501
Intangible assets, net	31,620	32,803
Goodwill	78,612	81,062
Other indefinite-lived intangibles	26,201	25,249
Total assets	$1,143,575	$1,102,433
Liabilities and equity
Current liabilities:
Accounts payable	$41,323	$39,043
Accrued wages and related liabilities	99,047	90,508
Accrued self-insurance liabilities—current	23,113	22,516
Other accrued liabilities	74,297	63,815
Current maturities of long-term debt	10,080	9,939
Total current liabilities	247,860	225,821
Long-term debt—less current maturities	245,604	302,990
Accrued self-insurance liabilities—less current portion	54,704	50,220
Deferred rent and other long-term liabilities	11,450	11,268
Deferred gain related to sale-leaseback (Note 16)	11,581	12,075
Total liabilities	571,199	602,374

Commitments and contingencies (Notes 14, 16 and 17)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 54,740 and 52,248 shares issued and outstanding at September 30, 2018, respectively, and 53,675 and 51,360 shares issued and outstanding at December 31, 2017, respectively (Note 18)	54	53
Additional paid-in capital	278,802	266,058
Retained earnings	321,448	264,691
Common stock in treasury, at cost, 1,932 shares at September 30, 2018 and December 31, 2017, respectively	(38,405)	(38,405)
Total Ensign Group, Inc. stockholders' equity	561,899	492,397
Non-controlling interest	10,477	7,662
Total equity	572,376	500,059
Total liabilities and equity	$1,143,575	$1,102,433
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue
Service revenue	$476,306	$436,139	$1,391,549	$1,260,802
Assisted and independent living revenue	38,058	35,455	111,335	100,810
Total revenue	514,364	471,594	1,502,884	1,361,612
Expense
Cost of services	413,723	381,544	1,200,098	1,103,976
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 17)	—	—	(1,664)	11,000
Losses related to divestitures (Note 6 and 16)	—	—	—	2,731
Rent—cost of services (Note 16)	34,851	33,782	103,173	98,267
General and administrative expense	24,601	19,261	72,091	57,784
Depreciation and amortization	11,902	11,448	35,145	32,712
Total expenses	485,077	446,035	1,408,843	1,306,470
Income from operations	29,287	25,559	94,041	55,142
Other income (expense):
Interest expense	(3,989)	(3,519)	(11,471)	(10,017)
Interest income	467	395	1,477	973
Other expense, net	(3,522)	(3,124)	(9,994)	(9,044)
Income before provision for income taxes	25,765	22,435	84,047	46,098
Provision for income taxes	5,415	8,160	18,078	16,487
Net income	20,350	14,275	65,969	29,611
Less: net (loss)/income attributable to noncontrolling interests	(511)	63	(35)	342
Net income attributable to The Ensign Group, Inc.	$20,861	$14,212	$66,004	$29,269
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.40	$0.28	$1.27	$0.58
Diluted	$0.38	$0.27	$1.22	$0.56
Weighted average common shares outstanding:
Basic	52,139	50,911	51,870	50,795
Diluted	54,632	52,828	54,176	52,674

Dividends per share	$0.0450	$0.0425	$0.1350	$0.1275
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$65,969	$29,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,145	32,712
Goodwill and intangibles asset impairment	3,653	—
Amortization of deferred financing fees	882	767
Amortization of deferred gain on sale-leaseback (Note 16)	(493)	(256)
Impairment of long-lived assets	860	111
Deferred income taxes	710	575
Provision for doubtful accounts (Note 3)	2,101	21,934
Share-based compensation	7,639	6,755
Cash received from insurance proceeds related to replacement properties and business interruptions	1,783	—
Gain on insurance claims and disposal of assets	(1,097)	(71)
Income tax refund	11,000	—
Change in operating assets and liabilities
Accounts receivable (Note 3)	3,479	(33,098)
Prepaid income taxes	1,938	(13,820)
Prepaid expenses and other assets	238	(2,797)
Insurance subsidiary deposits and investments	(399)	(169)
Charge related to class action lawsuit (Note 17)	—	11,000
Liabilities related to operational closures (Note 6 and 16)	—	2,620
Accounts payable	2,031	2,499
Accrued wages and related liabilities	8,540	(8,717)
Income taxes payable	—	(1,182)
Other accrued liabilities	9,092	8,668
Accrued self-insurance liabilities	4,025	5,456
Deferred rent liability	181	651
Net cash provided by operating activities	157,277	63,249
Cash flows from investing activities:
Purchase of property and equipment	(37,632)	(39,775)
Cash payments for business acquisitions (Note 7)	(1,625)	(83,945)
Cash payments for asset acquisitions (Note 7)	(57,859)	(310)
Escrow deposits	(660)	(849)
Escrow deposits used to fund acquisitions	228	1,582
Cash proceeds from sale-leaseback (Note 16)	—	38,000
Cash proceeds from the sale of assets and insurance proceeds related to damaged properties	2,971	2,546
Restricted and other assets	(692)	(315)
Net cash used in investing activities	(95,269)	(83,066)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 14)	600,000	680,000
Payments on revolving credit facility and other debt (Note 14)	(657,427)	(668,089)
Issuance of common stock upon exercise of options	6,135	4,212
Proceeds from sale of subsidiary shares (Note 15)	1,972	—
Repurchase of shares of common stock and subsidiary shares (Note 15 and Note 18)	(1,972)	(7,288)
Dividends paid	(7,042)	(6,528)
Non-controlling interest distribution	(336)	—
Purchase of non-controlling interest	—	(83)
Payments of deferred financing costs	(18)	(58)
Net cash (used in)/provided by financing activities	(58,688)	2,166
Net increase (decrease) in cash and cash equivalents	3,320	(17,651)
Cash and cash equivalents beginning of period	42,337	57,706
Cash and cash equivalents end of period	$45,657	$40,055
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,625	$10,014
Income taxes	$15,563	$30,780
Non-cash financing and investing activity:
Accrued capital expenditures	$3,800	$4,780
Note receivable from sale of ancillary business and asset acquisition	$129	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of September 30, 2018, the Company operated 236 facilities, 49 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, home care, hospice and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 19,300 operational skilled nursing beds and 5,200 assisted living and independent living units. As of September 30, 2018, the Company owned 68 of its 236 affiliated facilities and leased an additional 168 facilities through long-term lease arrangements and had options to purchase twelve of those 168 facilities. As of December 31, 2017, the Company owned 63 of its 230 affiliated facilities and leased an additional 167 facilities through long-term lease arrangements and had options to purchase eleven of those 167 facilities.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $860 and $111 during the nine months ended September 30, 2018 and 2017, respectively. The Company did not identify any asset impairment during the three months ended September 30, 2018 and 2017.

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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. Management evaluated its goodwill and intangible assets during the third quarter, due to changes in circumstances and the Company recorded an impairment charge of $3,653 to goodwill and intangible assets during the three and nine months ended September 30, 2018. The Company did not identify any goodwill

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and intangible assets impairment during the three and nine months ended September 30, 2017. See further discussion at Note 10, Goodwill and Other Indefinite-Lived Intangible Assets.
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
The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $41,280 and $38,998 as of September 30, 2018 and December 31, 2017, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $24,427 and $23,621 as of September 30, 2018 and December 31, 2017, respectively.
In addition, the Company has recorded an asset and equal liability of $6,451 and $5,394 at September 30, 2018 and December 31, 2017, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 11 Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $5,659 and $4,723 as of September 30, 2018 and December 31, 2017, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards Adopted by the Company

In 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under this new standard and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may apply the new standard either retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the measurement, nor on the recognition of revenue of contracts, for which all revenue had not been recognized as of January 1, 2018. Therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

In May 2017, the FASB issued amended authoritative guidance to provide guidance on types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The new guidance was effective for the Company in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The fair value of assets for nine of the Company's acquisitions during the nine months ended September 30, 2018 was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with ASC 805. The fair value of assets for the remaining two acquisitions during the nine months ended September 30, 2018 was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with ASC 805. Some of these acquisitions would have been classified as business combinations prior to the adoption of the ASU. The Company anticipates that future acquisitions will be classified as a mixture of business and asset acquisitions under the new guidance.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2018, which will be the Company's fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures and expects that this adoption will result in a material increase in the assets and liabilities on its consolidated balance sheets, primarily related to leases of facilities. The Company is in the process of cataloging its existing lease contracts and implementing changes to the systems, related processes and controls. The Company is planning to elect the several practical expedients upon transition, including retaining the lease classification for any leases that existed prior to adoption of the standard and the application date to be the beginning of the adoption period, which is January 1, 2019.

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
Revenue from the Medicare and Medicaid programs accounted for 68.6% and 68.2% of the Company's revenue for the three and nine months ended September 30, 2018, respectively, and 68.8% and 68.4%for the three and nine months ended September 30, 2017. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three and nine months ended September 30, 2018 and 2017.
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
Impact of New Revenue Guidance on Financial Statement Line Items

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2018. There was no impact to the condensed consolidated balance sheet as of September 30, 2018 or condensed consolidated statements of cash flows for the nine months ended September 30, 2018, as such, no pro forma information is provided in the Interim Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue
As Reported	$514,364	$471,594	$1,502,884	$1,361,612
Adjustments	7,854	—	25,736	—
Pro forma as if the previous accounting guidance was in effect	$522,218	$471,594	$1,528,620	$1,361,612

Cost of Services:
As Reported	$413,723	$381,544	$1,200,098	$1,103,976
Adjustments	7,854	—	25,736	—
Pro forma as if the previous accounting guidance was in effect	$421,577	$381,544	$1,225,834	$1,103,976

Total Expense:
As Reported	$485,077	$446,035	$1,408,843	$1,306,470
Adjustments	7,854	—	25,736	—
Pro forma as if the previous accounting guidance was in effect	$492,931	$446,035	$1,434,579	$1,306,470
The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the "Adjustments" line in the table above. Subsequent material events that alter the payor's ability to pay are recorded as bad debt expense. The Company's bad debt expense and bad debt as a percent of total revenue was $1,128 and 0.2%, and $2,101 and 0.1% for the three and nine months ended September 30, 2018, respectively, and $7,288 and 1.5%, and $21,934 and 1.6%, for the three and nine months ended September 30, 2017, respectively.
Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s assisted and independent living revenue. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.
Revenue for the three and nine months ended September 30, 2018 and 2017 is summarized in the following tables:

	Three Months Ended September 30,
	2018		2018 Pro Forma (2)		2017
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$188,486	36.6%	$190,892	36.6%	$169,100	35.9%
Medicare	133,554	26.0	134,670	25.8	127,348	27.0
Medicaid — skilled	30,684	6.0	31,121	6.0	27,737	5.9
Total Medicaid and Medicare	352,724	68.6	356,683	68.4	324,185	68.8
Managed care	80,196	15.6	82,081	15.6	74,723	15.8
Private and other payors(1)	81,444	15.8	83,454	16.0	72,686	15.4
Revenue	$514,364	100.0%	$522,218	100.0%	$471,594	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2018 and 2017.
(2) The 2018 pro forma results reflect balances assuming previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2018		2018 Pro Forma (2)		2017
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$529,280	35.2%	$537,890	35.2%	$470,008	34.5%
Medicare	409,681	27.3	413,078	27.0	385,419	28.3
Medicaid — skilled	86,024	5.7	87,594	5.7	75,667	5.6
Total Medicaid and Medicare	1,024,985	68.2	1,038,562	67.9	931,094	68.4
Managed care	244,062	16.2	249,712	16.3	225,210	16.5
Private and other payors(1)	233,837	15.6	240,346	15.8	205,308	15.1
Revenue	$1,502,884	100.0%	$1,528,620	100.0%	$1,361,612	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2018 and 2017.
(2) The 2018 pro forma results reflect balances assuming previous accounting guidance was still in effect.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities, or activity as of and for the three and nine months ended September 30, 2018, related to its transitional and skilled services, and home health and hospice services segments.

Accounts receivable as of September 30, 2018 and December 31, 2017 is summarized in the following table:

	September 30,		December 31,
	2018	2018 Pro Forma (1)	2017
Medicaid	$101,310	$117,227	$119,441
Managed care	53,825	67,150	68,930
Medicare	47,367	54,428	55,667
Private and other payors	61,436	72,516	64,991
	263,938	311,321	309,029
Less: allowance for doubtful accounts	(2,484)	(49,867)	(43,961)
Accounts receivable, net	$261,454	$261,454	$265,068
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$20,350	$14,275	$65,969	$29,611
Less: net (loss)/income attributable to noncontrolling interests	(511)	63	(35)	342
Net income attributable to The Ensign Group, Inc.	$20,861	$14,212	$66,004	$29,269

Denominator:
Weighted average shares outstanding for basic net income per share	52,139	50,911	51,870	50,795
Basic net income per common share attributable to The Ensign Group, Inc.	$0.40	$0.28	$1.27	$0.58

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$20,350	$14,275	$65,969	$29,611
Less: net (loss)/income attributable to noncontrolling interests	(511)	63	(35)	342
Net income attributable to The Ensign Group, Inc.	$20,861	$14,212	$66,004	$29,269

Denominator:
Weighted average common shares outstanding	52,139	50,911	51,870	50,795
Plus: incremental shares from assumed conversion (1)	2,493	1,917	2,306	1,879
Adjusted weighted average common shares outstanding	54,632	52,828	54,176	52,674
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.38	$0.27	$1.22	$0.56
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 244 and 163 for the three and nine months ended September 30, 2018, respectively and 1,352 and 1,326 for the three and nine months ended September 30, 2017, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$45,657	$—	$—	$42,337	$—	$—

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Security Investments - Held to Maturity

At September 30, 2018 and December 31, 2017, the Company had approximately $42,175 and $41,777, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2018, the debt security investments were held in AA, A and BBB rated debt securities.

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

As of September 30, 2018, transitional and skilled services included 163 wholly-owned affiliated skilled nursing operations and 22 campuses that provide skilled nursing and rehabilitative care services and assisted and independent living services. The Company provided room and board and social services through 51 wholly-owned affiliated assisted and independent living operations and 22 campuses as mentioned above. Home health, home care and hospice services were provided to patients through 49 affiliated agencies. As of September 30, 2018, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended September 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$176,009	$9,284	$3,193	$—		$188,486	36.6%
Medicare	103,506	—	30,048	—		133,554	26.0
Medicaid-skilled	30,684	—	—	—		30,684	6.0
Subtotal	310,199	9,284	33,241	—		352,724	68.6
Managed care	73,897	—	6,299	—		80,196	15.6
Private and other	37,668	28,774	4,297	10,705	(1)	81,444	15.8
Total revenue	$421,764	$38,058	$43,837	$10,705		$514,364	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2018.

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's segment revenues by major payor source for the three months ended September 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$178,323	$9,284	$3,285	$—		$190,892	36.6%
Medicare	104,392	—	30,278	—		134,670	25.8
Medicaid-skilled	31,121	—	—	—		31,121	6.0
Subtotal	313,836	9,284	33,563	—		356,683	68.4
Managed care	75,677	—	6,404	—		82,081	15.6
Private and other	39,675	28,774	4,300	10,705	(1)	83,454	16.0
Total revenue	$429,188	$38,058	$44,267	$10,705		$522,218	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2018.

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

	Nine Months Ended September 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$494,104	$26,225	$8,951	$—		$529,280	35.2%
Medicare	323,696	—	85,985	—		409,681	27.3
Medicaid-skilled	86,024	—	—	—		86,024	5.7
Subtotal	903,824	26,225	94,936	—		1,024,985	68.2
Managed care	225,865	—	18,197	—		244,062	16.2
Private and other	107,609	85,110	11,711	29,407	(1)	233,837	15.6
Total revenue	$1,237,298	$111,335	$124,844	$29,407		$1,502,884	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2018.

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's segment revenues by major payor source for the nine months ended September 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$502,415	$26,225	$9,250	$—		$537,890	35.2%
Medicare	326,389	—	86,689	—		413,078	27.0
Medicaid-skilled	87,594	—	—	—		87,594	5.7
Subtotal	916,398	26,225	95,939	—		1,038,562	67.9
Managed care	231,025	—	18,687	—		249,712	16.3
Private and other	114,047	85,110	11,782	29,407	(1)	240,346	15.8
Total revenue	$1,261,470	$111,335	$126,408	$29,407		$1,528,620	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$439,757	$22,322	$7,929	$—		$470,008	34.5%
Medicare	314,827	—	70,592	—		385,419	28.3
Medicaid-skilled	75,667	—	—	—		75,667	5.6
Subtotal	830,251	22,322	78,521	—		931,094	68.4
Managed care	208,957	—	16,253	—		225,210	16.5
Private and other	102,469	78,488	7,945	16,406	(1)	205,308	15.1
Total revenue	$1,141,677	$100,810	$102,719	$16,406		$1,361,612	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2017.

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended September 30, 2018
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$421,764	$—	$43,837	$10,705	$—	$476,306
Assisted and independent living revenue	—	38,058	—	—	—	38,058
Revenue from external customers	$421,764	$38,058	$43,837	$10,705	$—	$514,364
Intersegment revenue(1)	857	—	—	851	(1,708)	—
Total revenue	$422,621	$38,058	$43,837	$11,556	$(1,708)	$514,364
Segment income (loss)(2)	$46,350	$4,733	$7,297	$(29,093)	$—	$29,287
Interest expense, net of interest income						$(3,522)
Income before provision for income taxes						$25,765
Depreciation and amortization	$8,061	$1,902	$263	$1,676	$—	$11,902

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense and goodwill and intangible assets impairment for the three months ended September 30, 2018 are included in the "All Other" category.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's selected financial data consolidated by business segment for the three months ended September 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Three Months Ended September 30, 2018 (Pro forma)
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$429,188	$—	$44,267	$10,705	$—	$484,160
Assisted and independent living revenue	—	38,058	—	—	—	38,058
Revenue from external customers	$429,188	$38,058	$44,267	$10,705	$—	$522,218
Intersegment revenue(1)	857	—	—	851	(1,708)	—
Total revenue	$430,045	$38,058	$44,267	$11,556	$(1,708)	$522,218
Segment income (loss)(2)	$46,350	$4,733	$7,297	$(29,093)	$—	$29,287
Interest expense, net of interest income						$(3,522)
Income before provision for income taxes						$25,765
Depreciation and amortization	$8,061	$1,902	$263	$1,676	$—	$11,902

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense and goodwill and intangible assets impairment for the three months ended September 30, 2018 are included in the "All Other" category.
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

	Three Months Ended September 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$394,121	$—	$35,965	$6,053	$—	$436,139
Assisted and independent living revenue	—	$35,455	$—	$—	—	35,455
Revenue from external customers	$394,121	$35,455	$35,965	$6,053	$—	$471,594
Intersegment revenue(1)	739	—	—	583	(1,322)	—
Total revenue	$394,860	$35,455	$35,965	$6,636	$(1,322)	$471,594
Segment income (loss)(2)	$36,868	$4,342	$4,695	$(20,346)	$—	$25,559
Interest expense, net of interest income						$(3,124)
Income before provision for income taxes						$22,435
Depreciation and amortization	$7,881	$1,572	$235	$1,760	$—	$11,448

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense during the three months ended September 30, 2017 is included in the "All Other" category.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2018
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$1,237,298	$—	$124,844	$29,407	$—	$1,391,549
Assisted and independent living revenue	—	$111,335	$—	$—	—	111,335
Revenue from external customers	$1,237,298	$111,335	$124,844	$29,407	$—	$1,502,884
Intersegment revenue(1)	2,191	—	—	3,045	(5,236)	—
Total revenue	$1,239,489	$111,335	$124,844	$32,452	$(5,236)	$1,502,884
Segment income (loss)(2)	$135,755	$14,361	$19,623	$(75,698)	$—	$94,041
Interest expense, net of interest income						$(9,994)
Income before provision for income taxes						$84,047
Depreciation and amortization	$23,571	$5,362	$789	$5,423	$—	$35,145

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, the return of unclaimed class action settlement and goodwill and intangible assets impairment for the nine months ended September 30, 2018, are included in the "All Other" category.
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

The following pro forma table demonstrates the impact of adopting ASC 606 on the Company's selected financial data consolidated by business segment for the nine months ended September 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Nine Months Ended September 30, 2018 (Pro forma)
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$1,261,470	$—	$126,408	$29,407	$—	$1,417,285
Assisted and independent living revenue	—	111,335	—	—	—	111,335
Revenue from external customers	$1,261,470	$111,335	$126,408	$29,407	$—	$1,528,620
Intersegment revenue(1)	2,191	—	—	3,045	(5,236)	—
Total revenue	$1,263,661	$111,335	$126,408	$32,452	$(5,236)	$1,528,620
Segment income (loss)(2)	$135,755	$14,361	$19,623	$(75,698)	$—	$94,041
Interest expense, net of interest income						$(9,994)
Income before provision for income taxes						$84,047
Depreciation and amortization	$23,571	$5,362	$789	$5,423	$—	$35,145

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, the return of unclaimed class action settlement and goodwill and intangible assets impairment for the nine months ended September 30, 2018, are included in the "All Other" category.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$1,141,677	$—	$102,719	$16,406	$—	$1,260,802
Assisted and independent living revenue	—	$100,810	$—	$—	—	100,810
Revenue from external customers	$1,141,677	$100,810	$102,719	$16,406	$—	$1,361,612
Intersegment revenue(1)	2,114	—	—	2,196	(4,310)	—
Total revenue	$1,143,791	$100,810	$102,719	$18,602	$(4,310)	$1,361,612
Segment income (loss)(2)	$100,362	$12,438	$13,912	$(71,570)	$—	$55,142
Interest expense, net of interest income						$(9,044)
Income before provision for income taxes						$46,098
Depreciation and amortization	$22,038	$4,687	$700	$5,287	$—	$32,712

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries to the Company's other business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. General and administrative expense, including charges related to class action lawsuit during the nine months ended September 30, 2017, is included in the "All Other" category.
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

The Company's transitional and skilled services segment income for the nine months ended September 30, 2017 included continued obligations under the lease related to closed operations, lease termination costs and related closing expenses of $4,017. This amount includes the present value of future rental payments of approximately $2,715 and long-lived asset impairment of $111. See Note 16, Leases for further detail. Also included in the nine months ended September 30, 2017 is the loss recovery of $1,286 related to a facility that was closed in the prior year.

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
During the nine months ended September 30, 2018, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of three stand-alone skilled nursing operations, two stand-alone assisted living operations, one campus operation, two home health agencies, one hospice agency and one home care agency. The Company did not acquire any material assets or assume any liabilities other than tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added 468 operational skilled nursing beds and 218 assisted living units to be operated by the Company's affiliated operating subsidiaries. In addition, with the stand-alone skilled nursing operation acquisition, the Company acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under a lease arrangement. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. In addition, in June 2018, the Company acquired an office building for a purchase price of $30,959 to accommodate its growing Service Center team. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2018 was $59,484.
The fair value of assets for nine of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with ASC 805. The fair value of assets for the remaining two acquisitions was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with ASC 805. The purchase price for the two business combinations was $1,625, mainly consisted of goodwill and indefinite-lived intangible assets of $1,609. During the nine months ended September 30, 2017, the Company acquired operations for an aggregate purchase price of $84,063, consisting of land of $9,732, building and improvements of $52,805, equipment of $4,091, goodwill of $10,563, other indefinite-lived intangible assets of $5,808, assembled occupancy of $772 and other liabilities assumed of $292.

Subsequent to September 30, 2018, the Company acquired one stand-alone assisted living operation for a purchase price of $5,250. The addition of these operations added 53 assisted living units to be operated by the Company's operating subsidiaries. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to September 30, 2018 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 could change.

8. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	September 30, 2018	December 31, 2017
Land	$58,579	$49,081
Buildings and improvements	390,529	342,641
Equipment	198,568	181,530
Furniture and fixtures	5,410	5,244
Leasehold improvements	108,821	97,221
Construction in progress	8,001	5,460
	769,908	681,177
Less: accumulated depreciation	(176,820)	(144,093)
Property and equipment, net	$593,088	$537,084

See Note 7, Acquisitions for information on acquisitions during the nine months ended September 30, 2018.

9. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	September 30, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	14.5	$843	$(191)	$652	$483	$(99)	$384
Favorable leases	29.7	35,650	(8,168)	27,482	35,116	(6,568)	28,548
Assembled occupancy	0.4	2,786	(2,778)	8	2,659	(2,631)	28
Facility trade name	30.0	733	(311)	422	733	(293)	440
Customer relationships	18.2	4,670	(1,614)	3,056	4,933	(1,530)	3,403
Total		$44,682	$(13,062)	$31,620	$43,924	$(11,121)	$32,803

Amortization expense was $761 and $2,067 for the three and nine months ended September 30, 2018, respectively, and $979 and $2,280 for the three and nine months ended September 30, 2017, respectively.
Estimated amortization expense for each of the years ending December 31 is as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2018 (remainder)	$686
2019	2,711
2020	1,616
2021	1,454
2022	1,450
2023	1,389
Thereafter	22,314
$31,620

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

The following table represents activity in goodwill by segment as of and for the nine months ended September 30, 2018:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2018	$45,486	$3,958	$24,322	$7,296	$81,062
Additions	—	—	1,007	—	1,007
Purchase price adjustment	—	—	56	—	56
Impairments	$—	$—	$—	(3,513)	(3,513)
September 30, 2018	$45,486	$3,958	$25,385	$3,783	$78,612

The Company recorded an impairment charge to goodwill and intangible assets of $3,653 for the three and nine months ended September 30, 2018 on one of its ancillary operations, which mainly consists of $3,513 of goodwill impairment. Management determined that the improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment to goodwill. The Company did not record any impairment charge to goodwill and other intangible assets during the three and nine months ended September 30, 2017. The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of September 30, 2018. See further discussion of goodwill acquired at Note 7, Acquisitions.

During the nine months ended September 30, 2018, the Company recorded $952 in Medicare and Medicaid licenses indefinite-lived intangible assets as part of its acquisitions.

Other indefinite-lived intangible assets consists of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2018	December 31, 2017
Trade name	$1,181	$1,181
Medicare and Medicaid licenses	25,020	24,068
	$26,201	$25,249

11. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2018	December 31, 2017
Debt issuance costs, net	$2,118	$2,799
Long-term insurance losses recoverable asset	6,451	5,394
Deposits with landlords	8,788	5,981
Capital improvement reserves with landlords and lenders	2,999	2,327
Note receivable from sale of ancillary business	103	—
Restricted and other assets	$20,459	$16,501
Included in restricted and other assets as of September 30, 2018, are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
Quality assurance fee	$5,070	$4,864
Refunds payable	25,347	21,661
Deferred revenue	9,271	7,066
Cash held in trust for patients	2,848	2,609
Resident deposits	6,754	6,574
Dividends payable	2,377	2,328
Property taxes	11,832	10,088
Other	10,798	8,625
Other accrued liabilities	$74,297	$63,815
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Deferred revenue occurs when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

13. INCOME TAXES

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2018, the Tax Act reduced the corporate rate from 35.0% to 21.0%. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, any legislative action to address uncertainties that arise because of the Tax Act, and additional guidance that may be issued by the U.S. government.

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

As of September 30, 2018 the Company has not completed its accounting for the tax effects of the enactment of the Tax Act.  The Company continues to analyze certain aspects of the Tax Act and refine the estimates of its calculations, which could potentially impact the measurement of the Company's tax balances. In addition, these estimates may be impacted as the Company further analyzes available tax accounting methods and elections, and state tax conformity to the federal tax changes and guidance issued by regulatory bodies that provide interpretive guidance of the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in period in which such adjustment are determined within the annual period following the enactment of the Tax Act. In the three and nine months ended September 30, 2018, there were no adjustments to the provisional amounts recorded in the period ended December 31, 2017.

The Company filed for a non-automatic change in accounting method under the Internal Revenue Service (“IRS”) tangible property regulations. Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes on its income tax return. The Company estimates the non-automatic change in accounting method will be an income tax benefit. This impact has not been reported in the financial statements as of September 30, 2018 as it is a non-automatic change and is subject to review and approval by the IRS. The Company will continue to work with the IRS on the filing requirements on the accounting method change.

The Company recorded income tax expense of $18,078 for the nine months ended September 30, 2018, or 21.5% of earnings before income taxes, compared to 35.8% for the nine month period ended September 30, 2017.

The Company’s effective tax rate for three and nine months ended September 30, 2018 includes the benefits of the lower federal income tax rate of 21.0% and stock-based compensation excess benefit; however, these benefits are offset by a return of unclaimed class action settlement funds and various non-deductible expenses, including the impact of non-deductible compensation from the enactment of the Tax Act.

The Company is not currently under examination by any major income tax jurisdiction. During 2018, the statutes of limitations will lapse on the Company's 2014 Federal tax year and certain 2013 and 2014 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2018 or 2017.

14. DEBT
Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
Term loan with SunTrust	$135,000	$140,625
Revolving credit facility with SunTrust	—	50,000
Mortgage loans and promissory note	123,591	125,394
	258,591	316,019
Less: current maturities	(10,080)	(9,939)
Less: debt issuance costs	(2,907)	(3,090)
	$245,604	$302,990

Credit Facility with a Lending Consortium Arranged by SunTrust

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2018, the Company's operating subsidiaries had $135,000 outstanding on the term loan under the Credit Facility, of which $7,500 is classified as short-term and the remaining $127,500 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2018.

As of October 29, 2018, there was approximately $135,000 outstanding under the Credit Facility.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2018, the Company's operating subsidiaries had $123,591 outstanding under the mortgage loans and note, of which $2,580 is classified as short-term and the remaining $121,011 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2018.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2018, the Company decreased its outstanding letters of credit by $1,797. As of September 30, 2018, the Company had approximately $4,557 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than 3 years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At September 30, 2018, there were 5,021 unissued shares of common stock available for issuance under this plan.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 496 options and 316 restricted stock awards from the 2017 Plan during the nine months ended September 30, 2018.
Stock Options

The Company used the following assumptions for stock options granted during the three months ended September 30, 2018 and 2017:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2018	101	2.8%	6.3 years	32.0%	0.5%
2017	103	1.9%	6.2 years	35.4%	0.8%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2018 and 2017:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2018	496	2.7%	6.2 years	32.0%	0.5%
2017	383	1.9%	6.2 years	35.7%	0.8%

For the nine months ended September 30, 2018 and 2017, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2018	496	$33.61	$11.64
2017	383	$19.64	$6.83

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2018 and 2017 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2018:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2018	4,739	$13.08	2,776	$10.07
Granted	496	33.61
Forfeited	(73)	19.52
Exercised	(763)	7.80
September 30, 2018	4,399	$16.20	2,658	$11.94

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2018:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Stock Options Vested
	Stock Options Outstanding
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2008	2.56	-	4.06	16	30	0	16
2009	4.06	-	4.56	263	564	1	263
2010	4.77	-	4.96	83	201	2	83
2011	5.90	-	7.99	90	309	3	90
2012	6.56	-	7.96	292	1,082	4	292
2013	7.98	-	11.49	465	2,265	5	432
2014	10.55	-	18.94	1,331	7,553	6	1,000
2015	21.47	-	25.24	500	4,546	7	270
2016	18.79	-	19.89	422	2,946	8	145
2017	18.64	-	22.90	451	3,151	9	67
2018	26.53	-	38.59	486	5,662	10	—
Total				4,399	28,309		2,658
Restricted Stock Awards
The Company granted 42 and 316 restricted stock awards during the three and nine months ended September 30, 2018, respectively. The Company granted 41 and 140 restricted stock awards during the three and nine months ended September 30, 2017, respectively. All awards were granted at an issued price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2018 and 2017 ranged from $23.61 to $38.59 and $18.47 to $21.53, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2018 and changes during the nine months ended September 30, 2018 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	383	$20.65
Granted	316	34.79
Vested	(125)	22.25
Forfeited	(14)	22.98
Nonvested at September 30, 2018	560	$28.21

During the three and nine months ended September 30, 2018, the Company granted 8 and 23 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $23.61 to $37.50 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation expense related to stock options	$1,213	$1,104	$3,721	$3,629
Share-based compensation expense related to restricted stock awards	968	597	2,220	1,736
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	281	107	668	371
Total	$2,462	$1,808	$6,609	$5,736

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In future periods, the Company expects to recognize approximately $12,612 and $14,496 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2018. Future share-based compensation expense will be recognized over 3.4 and 4.0 weighted average years for unvested options and restricted stock awards, respectively. There were 1,741 unvested and outstanding options at September 30, 2018, of which 1,643 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2018 was 5.9 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2018 and December 31, 2017 is as follows:

Options	September 30, 2018	December 31, 2017
Outstanding	$95,625	$44,060
Vested	69,043	33,976
Expected to vest	23,616	9,311
Exercisable	17,718	10,481
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
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and nine months ended September 30, 2018, the Company expensed $349 and $1,030, respectively, in share-based compensation related to the Subsidiary Equity Plan. For the three and nine months ended September 30, 2017, the Company expensed $348 and $1,019, respectively, in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at September 30, 2018 and 2017 is 222 and 250, respectively.
During the third quarter of 2018, the Company repurchased 865 shares of common stock under the Subsidiary Equity Plan for$1,972. The Company subsequently sold the shares and received net proceeds of $1,972.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,778 and $43,734 for the three and nine months ended September 30, 2018, respectively, and $14,418 and $42,751 for the three and nine months ended September 30, 2017, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of September 30, 2018.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $35,028 and $103,668 for the three and nine months ended September 30, 2018, respectively, and $34,112 and $98,955 for the three and nine months ended September 30, 2017, respectively.
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
Future minimum lease payments for all leases as of September 30, 2018 are as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2018 (remainder)	$35,338
2019	139,933
2020	139,043
2021	138,428
2022	137,040
2023	135,403
Thereafter	951,177
$1,676,362

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
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer by the Company's operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets for any of the periods presented.
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether the Company has violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of the Company’s Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, the Company’s operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.
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
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the Federal False Claims Act (FCA) and, expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company is routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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
In March of 2017, the Company was invited to engage in further settlement discussions to determine whether a resolution of the case in advance of a decision on class certification was possible. In April of 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. The Company received $1,664 related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.

Other claims and suits continue to be filed against the Company and other companies in the post-acute care. By way of example, a general/premises liability lawsuit was filed against one of the Company’s independent operating entities, in connection

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an alleged injury to a non-employee/contractor. In addtiion, professional negligence claims have been filed and will likely continue to be filed against the Company's independent operating entities by residents or resident responsible parties.

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any litigation were to proceed through trial, and the Company and its operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, or if the Company is alleged or found to be liable in theories of general or professional negligence, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other arrangements.
Medicare Revenue Recoupments — The Company's operating entities are subject to regulatory reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Unified Program Integrity Contractors (UPIC) and Medicaid Integrity Contributors (MIC) programs, collectively referred to as "Reviews." As of September 30, 2018, thirteen of the Company's operating subsidiaries had Reviews scheduled and in process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of September 30, 2018, the affiliated operating subsidiaries have responded to the requests and the related claims are currently under Review.
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

The Company and its operating subsidiaries have continued to meet the requirements under the Settlement Agreement and CIA, and pass its IRO audits. Participation in federal healthcare programs by the Company's operating subsidiaries is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 56.3% and 56.7% of its total accounts receivable as of September 30, 2018 and December 31, 2017, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.6% and 68.2% of the Company's revenue for the three and nine months ended September 30, 2018, respectively, and 68.8% and 68.4% for the three and nine months ended September 30, 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of October 29, 2018, the Company had approximately $1,219 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of September 30, 2018, we offered skilled nursing, assisted living and rehabilitative care services through 236 skilled nursing and assisted living facilities. Of the 236 facilities, we owned 68 and operated an additional 168 facilities under long-term lease arrangements, and have options to purchase 12 of those 168 facilities. Our home health and hospice business provides home health, hospice and home care services from 49 agencies across twelve states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of September 30, 2018:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	68	12	156	236
Percentage of total	28.8%	5.1%	66.1%	100.0%
Operational skilled nursing beds	3,723	1,207	14,360	19,290
Percentage of total	19.3%	6.3%	74.4%	100.0%
Assisted and independent living units	2,180	184	2,869	5,233
Percentage of total	41.7%	3.5%	54.8%	100.0%
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
The new accounting standard had the following effects on our presentation and disclosure:
•The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material changes in those implicit price concessions, that are the result of an adverse change in a patient’s ability to pay, are recorded as bad debt expense. We did not have material bad debt expense as of September 30, 2018. See Note 3, Revenue and Accounts Receivable, in the Notes to the Condensed Consolidated Financial Statements.
•Prior period results reflect reclassifications, for comparative purposes, for the presentation of assisted and independent living revenue. Historically, we have only presented total revenue for all services. This reclassification had no effect on the reported results of operations.
Common Stock Repurchase Program - As approved by the Board of Directors on April 3, 2018, we entered into a stock repurchase program pursuant to which the Company may repurchase up to $30.0 million of our common stock under the program for a period of approximately 11 months. To date, the Company has not purchased any shares pursuant to this stock repurchase program.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of September 30, 2018:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	43	39	25	2	16	9	9	7	4	—	4	4	1	163
Assisted and independent living services	6	6	6	19	1	5	1	3	1	—	—	—	3	51
Campuses(1)	5	3	1	—	1	1	—	1	2	6	2	—	—	22
Number of operational beds/units
Operational skilled nursing beds	5,794	4,163	3,442	128	1,740	766	841	584	413	535	368	424	92	19,290
Assisted and independent living units	605	735	1,250	758	106	619	98	274	304	142	31	—	311	5,233
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of September 30, 2018, we provided home health and hospice services through our 49 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming.
During the nine months ended September 30, 2018, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of three stand-alone skilled nursing operations, two stand-alone assisted living operations, one campus operation, two home health agencies, one hospice agency, and one home care agency. We did not acquire any material assets or assume any liabilities other than tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added 468 operational skilled nursing beds and 218 assisted living units to be operated by our operating subsidiaries. We acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party under a lease arrangement in connection with the skilled nursing operation acquisition.
In June 2018, we acquired an office building for a purchase price of $31.0 million to accommodate our growing Service Center team. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2018 was $59.5 million. Subsequent to September 30, 2018, we acquired one stand-alone assisted living operation for a purchase price of $5.3 million. The addition of these operations added 53 assisted living units to be operated by our operating subsidiaries.
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Skilled Mix:
Days	28.3%	29.4%	29.9%	30.7%
Revenue	47.9%	49.8%	50.1%	51.7%
Quality Mix:
Days	40.8%	42.1%	42.1%	43.1%
Revenue	56.7%	58.6%	58.6%	60.3%
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
The following table summarizes our overall occupancy statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Occupancy for transitional and skilled services:
Operational beds at end of period	19,290	18,800	19,290	18,800
Available patient days	1,767,979	1,708,257	5,194,825	4,973,331
Actual patient days	1,367,142	1,292,787	4,012,169	3,734,893
Occupancy percentage (based on operational beds)	77.3%	75.7%	77.2%	75.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Occupancy for assisted and independent living services:
Occupancy percentage (units)	76.0%	75.7%	75.6%	76.6%
Average monthly revenue per unit	$2,855	$2,774	$2,858	$2,803

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Home health services:
Average Medicare revenue per completed episode	$3,001	$3,011	$2,968	$3,043
Hospice services:
Average daily census	1,379	1,158	1,310	1,060
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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$176,009	$9,284	$1,137	$2,056	$—		$188,486	36.6%
Medicare	103,506	—	10,881	19,167	—		133,554	26.0
Medicaid-skilled	30,684	—	—	—	—		30,684	6.0
Subtotal	310,199	9,284	12,018	21,223	—		352,724	68.6
Managed care	73,897	—	5,976	323	—		80,196	15.6
Private and other	37,668	28,774	4,266	31	10,705	(1)	81,444	15.8
Total revenue	$421,764	$38,058	$22,260	$21,577	$10,705		$514,364	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

The following pro forma table demonstrates the impact of adopting ASC 606 on our segment revenues by major payor source for the three months ended September 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Three Months Ended September 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$178,323	$9,284	$1,229	$2,056	$—		$190,892	36.6%
Medicare	104,392	—	10,978	19,300	—		134,670	25.8
Medicaid-skilled	31,121	—	—	—	—		31,121	6.0
Subtotal	313,836	9,284	12,207	21,356	—		356,683	68.4
Managed care	75,677	—	6,072	332	—		82,081	15.6
Private and other	39,675	28,774	4,270	30	10,705	(1)	83,454	16.0
Total revenue	$429,188	$38,058	$22,549	$21,718	$10,705		$522,218	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$158,099	$8,083	$1,189	$1,729	$—		$169,100	35.9%
Medicare	102,449	—	9,055	15,844	—		127,348	27.0
Medicaid-skilled	27,737	—	—	—	—		27,737	5.9
Subtotal	288,285	8,083	10,244	17,573	—		324,185	68.8
Managed care	69,335	—	5,202	186	—		74,723	15.8
Private and other	36,501	27,372	2,630	130	6,053	(1)	72,686	15.4
Total revenue	$394,121	$35,455	$18,076	$17,889	$6,053		$471,594	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Nine Months Ended September 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$494,104	$26,225	$3,352	$5,599	$—		$529,280	35.2%
Medicare	323,696	—	31,234	54,751	—		409,681	27.3
Medicaid-skilled	86,024	—	—	—	—		86,024	5.7
Subtotal	903,824	26,225	34,586	60,350	—		1,024,985	68.2
Managed care	225,865	—	17,566	631	—		244,062	16.2
Private and other	107,609	85,110	11,613	98	29,407	(1)	233,837	15.6
Total revenue	$1,237,298	$111,335	$63,765	$61,079	$29,407		$1,502,884	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

The following pro forma table demonstrates the impact of adopting ASC 606 on our segment revenues by major payor source for the nine months ended September 30, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Nine Months Ended September 30, 2018 (Pro forma)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$502,415	$26,225	$3,617	$5,633	$—		$537,890	35.2%
Medicare	326,389	—	31,525	55,164	—		413,078	27.0
Medicaid-skilled	87,594	—	—	—	—		87,594	5.7
Subtotal	916,398	26,225	35,142	60,797	—		1,038,562	67.9
Managed care	231,025	—	18,023	664	—		249,712	16.3
Private and other	114,047	85,110	11,681	101	29,407	(1)	240,346	15.8
Total revenue	$1,261,470	$111,335	$64,846	$61,562	$29,407		$1,528,620	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Nine Months Ended September 30, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$439,757	$22,322	$3,114	$4,815	$—		$470,008	34.5%
Medicare	314,827	—	26,555	44,037	—		385,419	28.3
Medicaid-skilled	75,667	—	—	—	—		75,667	5.6
Subtotal	830,251	22,322	29,669	48,852	—		931,094	68.4
Managed care	208,957	—	15,673	580	—		225,210	16.5
Private and other	102,469	78,488	7,655	290	16,406	(1)	205,308	15.1
Total revenue	$1,141,677	$100,810	$52,997	$49,722	$16,406		$1,361,612	100.0%
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

We are participating in supplemental payment programs in various states that provide supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as county hospital districts. Several of our operating subsidiaries entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected operating subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.

Assisted and Independent Living Services.

Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming as of September 30, 2018. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of September 30, 2018, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of September 30, 2018, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies

On January 1, 2018, we adopted Accounting Standard Codification (ASC) 606 applying the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC 606 did not have a material impact on the measurement, nor on the recognition of revenue of contracts, for which all revenue had not been recognized as of January 1, 2018. Therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 3, Revenue and Accounts Receivable, in the Notes to Condensed Consolidated Financial Statements, for our revenue recognition policy under ASC 606.

Other than our adoption of ASC 606 above, there have been no significant changes, during the nine months ended September 30, 2018, to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.
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

•
Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the 2018 U.S. Census, between 2010 and 2030, the number of individuals aged 65+ is projected to nearly double from 39 million to 73 million, a growth rate nearly 5 times faster than the 17% increase expected for the total population. The 2018 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to grow from 13% to 21% of the population by 2030.

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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use Payroll Based Journals (PBJ) data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS is using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limit to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities saw an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them.

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

Skilled Nursing

CMS Payment Rules. On August 8, 2018, CMS issued a final rule outlining Fiscal Year 2019 Medicare payments and quality changes for skilled nursing facilities. The final rule revises the case-mix classification system used under the SNF Prospective Payment System (the SNF PPS Rule). The SNF PPS Rule reduces documentation requirements, updates the data used to evaluate reimbursement amounts, and ties reimbursement to patients’ conditions and care needs, (clinically relevant factors) rather than the volume of services provided.
The SNF PPS Rule will be effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs, (clinically relevant factors) rather than on the volume of care provided, to determine reimbursement from Medicare. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.
PDPM will replace the existing case-mix classification methodology, Resource Utilization Groups, Version IV (RUG-IV). The structure of the PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes will be based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

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
Further, effective October 1, 2018, the SNF Value Based Purchasing Program will apply either positive or negative incentive payments to skilled nursing facilities based on their performance on the program’s readmissions measures. The single claims-based, all cause thirty-day hospital readmissions, measure aims to improve individual outcomes through rewarding providers that take steps to limit the readmission of their patients to a hospital and penalize providers that do not take such steps to limit readmission of their patients.

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

The Value-Based Purchasing Program rewards skilled nursing facilities with incentive payments for the quality of care they give to people with Medicare. The final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program is effective on October 1, 2018.

Should future changes in reimbursement systems include further reduced rates or increased standards for reaching certain reimbursement levels, our Medicare revenues derived from our affiliated skilled nursing facilities (including rehabilitation therapy services provided at our affiliated skilled nursing facilities) could be reduced, with a corresponding adverse impact on our financial condition or results of operations.

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

The renamed Patient Driven Grouping Model (PDGM) proposes case-mix methodology refinements, which eliminate the use of therapy thresholds for case-mix adjustment purposes, and proposes to change the unit of payment from a 60-day episode of care to a 30-day period of care, beginning on or after January 1, 2020. There is also a proposal regarding how CMS would determine whether 30-day periods of care are subject to a Low-Utilization Payment Adjustment (LUPA). CMS announced that implementation of the measures is intended to occur in a budget-neutral manner, except for a payment rate decrease of 6.42% to account for both visit volume and diagnosis coding. In addition, the proposed rule makes changes to both measures and calculations for the Home Health Value-Based Purchasing (HHVBP) Model and Home Health Quality Reporting Program (HH QRP), and includes information on the implementation of temporary transitional payments and accreditation for infusion therapy services beginning on October 1, 2018.

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

Hospice

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update percentage is 1.8%, which reflects a market basket update of 2.9%, reduced by 0.8% for MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the Affordable Care Act. The hospice payment update percentage will be reduced by an additional 2.0%, for a net -0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update rather than the consumer price index, thus it's anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2018 Pro forma (1)	2017	2018	2018 Pro forma (1)	2017
Revenue
Service revenue	92.6%	92.7%	92.5%	92.6%	92.7%	92.6%
Assisted and independent living revenue	7.4	7.3	7.5	7.4	7.3	7.4
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0
Expense
Cost of services	80.4	80.7	80.9	79.8	80.2	81.1
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 17)	—	—	—	(0.1)	(0.1)	0.9
Losses related to divestitures (Note 6 and 16)	—	—	—	—	—	0.2
Rent—cost of services (Note 16)	6.8	6.7	7.2	6.9	6.7	7.2
General and administrative expense	4.8	4.7	4.1	4.8	4.7	4.2
Depreciation and amortization	2.3	2.3	2.4	2.3	2.3	2.4
Total expenses	94.3	94.4	94.6	93.7	93.8	96.0
Income from operations	5.7	5.6	5.4	6.3	6.2	4.0
Other income (expense):
Interest expense	(0.8)	(0.8)	(0.7)	(0.8)	(0.8)	(0.7)
Interest income	0.1	0.1	0.1	0.1	0.1	0.1
Other expense, net	(0.7)	(0.7)	(0.6)	(0.7)	(0.7)	(0.6)
Income before provision for income taxes	5.0	4.9	4.8	5.6	5.5	3.4
Provision for income taxes	1.0	1.0	1.7	1.2	1.2	1.2
Net income	4.0	3.9	3.1	4.4	4.3	2.2
Less: net (loss)/income attributable to noncontrolling interests	(0.1)	(0.1)	0.1	—	—	0.1
Net income attributable to The Ensign Group, Inc.	4.1%	4.0%	3.0%	4.4%	4.3%	2.1%

(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three and nine months ended September 30, 2018 by presenting the percentages as if the previous accounting guidance was still in effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$41,700	$36,944	$129,221	$87,512
Adjusted EBITDA	48,388	43,088	141,342	122,296
Valuation Metric
Adjusted EBITDAR	79,567	72,626	233,540	208,027

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at facilities currently being constructed and other start-up operations;

•	return of unclaimed class action settlement funds, and charges related to the settlement of class action lawsuits;

•	share-based compensation expense;

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	losses related to Hurricane Harvey on impacted operations;

•	transaction-related costs;

•	impairment of goodwill and intangibles assets, excluding the impact noncontrolling interest; and

•	business interruption recoveries

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)
Consolidated statements of income data:
Net income	$20,350	$14,275	$65,969	$29,611
Less: net (loss)/income attributable to noncontrolling interests	(511)	63	(35)	342
Interest expense, net	3,522	3,124	9,994	9,044
Provision for income taxes	5,415	8,160	18,078	16,487
Depreciation and amortization	11,902	11,448	35,145	32,712
EBITDA	$41,700	$36,944	$129,221	$87,512

Earnings related to facilities currently being constructed and other start-up operations(a)	(3,339)	(1,282)	(8,133)	(1,508)
(Return of unclaimed class action settlement)/charges related to the settlement of the class action lawsuit	—	—	(1,664)	11,163
Share-based compensation expense	2,811	2,156	7,639	6,755
Results related to closed operations and operations not at full capacity, including continued obligations and closing expenses(b)	139	356	464	4,720
Losses related to Hurricane Harvey on impacted operations (c)	—	501	—	501
Transaction-related costs(d)	228	169	338	617
Impairment of goodwill and intangibles assets(e)	3,177	—	3,177	—
Business interruption recoveries(f)	—	—	(675)	—
Rent related to items(a), (b) and (c) above	3,672	4,244	10,975	12,536
Adjusted EBITDA	$48,388	$43,088	$141,342	$122,296
Rent—cost of services	34,851	33,782	103,173	98,267
Less: rent related to items(a), (b) and (c) above	(3,672)	(4,244)	(10,975)	(12,536)
Adjusted EBITDAR	$79,567	$72,626	$233,540	$208,027
______________________

(a)	Represents results related to facilities currently in the start up phase after construction was completed. This amount excludes rent, depreciation and interest expense.

(b)
Represents results at closed operations and operations not at full capacity during the three and nine months ended September 30, 2018 and 2017, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million for the nine months ended September 30, 2017. Included in the nine months ended September 30, 2017, results is the loss recovery of $1.3 million of certain losses related to a closed facility in 2016.

(c)	Losses related to Hurricane Harvey on impacted operations.

(d)	Costs incurred to acquire operations which are not capitalizable.

(e)
Impairment charges to goodwill and intangible assets for our other ancillary operations during the three and nine months ended September 30, 2018, excluding the impact of non-controlling interest of $0.5 million. Including the impact of noncontrolling interest, goodwill and intangible assets impairment is $3.7M.

(f) Business interruption recoveries received in Q2 2018 related to insurance claims with respect to the California fires that occurred in the fourth quarter of 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,
	2018		2018 Pro Forma (2)		2017
	$	%	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$421,764	82.0%	$429,188	82.2%	$394,121	83.6%
Assisted and independent living services	38,058	7.4	38,058	7.3	35,455	7.5
Home health and hospice services:
Home health	22,260	4.3	22,549	4.3	18,076	3.8
Hospice	21,577	4.2	21,718	4.2	17,889	3.8
Total home health and hospice services	43,837	8.5	44,267	8.5	35,965	7.6
All other (1)	10,705	2.1	10,705	2.0	6,053	1.3
Total revenue	$514,364	100.0%	$522,218	100.0%	$471,594	100.0%
(1) Includes revenue from services generated in our other mobile diagnostic and ancillary services.
(2) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Our consolidated revenue increased $42.8 million, or 9.1%. On a pro forma basis, revenue increased $50.6 million or 10.7%. The following analysis incorporates the adoption of ASC 606. See pro forma 2018 numbers in the table above for a period over period comparative analysis.

Our transitional and skilled services revenue increased by $27.6 million, or 7.0%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services revenue increased by $2.6 million, or 7.3%, mainly due to the increase in occupancy and average monthly revenue per unit compared to the prior year period, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $7.9 million, or 21.9%, mainly due to an increase in volume in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2017 for all segments increased our consolidated revenue by $27.6 million during the three months ended September 30, 2018 when compared to the same period in 2017.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue (As Reported)	$421,764	$394,121	$27,643	7.0%
Transitional and skilled revenue (Pro forma (4))	429,188	394,121	35,067	8.9%
Number of facilities at period end	163	159	4	2.5%
Number of campuses at period end*	22	21	1	4.8%
Actual patient days	1,367,142	1,292,787	74,355	5.8%
Occupancy percentage — Operational beds	77.3%	75.7%		1.6%
Skilled mix by nursing days	28.3%	29.4%		(1.1)%
Skilled mix by nursing revenue	47.9%	49.8%		(1.9)%

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue (As Reported)	$285,602	$279,167	$6,435	2.3%
Transitional and skilled revenue (Pro forma (4))	290,630	279,167	11,463	4.1%
Number of facilities at period end	108	108	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	882,069	876,255	5,814	0.7%
Occupancy percentage — Operational beds	78.6%	78.1%		0.5%
Skilled mix by nursing days	29.7%	30.2%		(0.5)%
Skilled mix by nursing revenue	49.8%	50.6%		(0.8)%

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue (As Reported)	$99,126	$95,635	$3,491	3.7%
Transitional and skilled revenue (Pro forma (4))	100,949	95,635	5,314	5.6%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	357,894	346,539	11,355	3.3%
Occupancy percentage — Operational beds	75.0%	72.2%		2.8%
Skilled mix by nursing days	27.4%	29.2%		(1.8)%
Skilled mix by nursing revenue	46.7%	50.2%		(3.5)%

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue (As Reported)	$37,036	$19,319	$17,717	NM
Transitional and skilled revenue (Pro forma (4))	37,609	19,319	18,290	NM
Number of facilities at period end	15	11	4	NM
Number of campuses at period end*	2	1	1	NM
Actual patient days	127,179	69,993	57,186	NM
Occupancy percentage — Operational beds	75.6%	66.0%		NM
Skilled mix by nursing days	21.1%	19.4%		NM
Skilled mix by nursing revenue	36.7%	35.5%		NM
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

(4)
The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Transitional and skilled services revenue increased $27.6 million, or 7.0% in the third quarter of 2018 or $35.1 million and 8.9% on a pro forma basis. Of the $27.6 million increase, Medicare and managed care revenue increased $5.6 million, or 3.3%, Medicaid custodial revenue increased $17.9 million, or 11.3%, private and other revenue increased $1.2 million, or 3.2%, and Medicaid skilled revenue increased $2.9 million, or 10.6%.

Transitional and skilled services revenue generated by Same Facilities increased $6.4 million, or 2.3%. On a pro forma basis, Same Facilities increased $11.5 million, or 4.1%, on a comparable basis. The comparable same store revenue (without the impact of the adoption of ASC 606) was driven by the following factors:

•
Skilled mix revenue increased by $2.1 million, or 1.5%. The majority of the increase is related to an increase in other skilled revenue of 13.4%, mainly driven by an increase in other skilled days of 7.4% and other skilled revenue per patient day of 5.6%.

•
Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $5.9 million, or 5.2%, mainly driven by an increase in Medicaid days increased of 1.7%. We also experienced an increase in Medicaid revenue per patient day of 3.7% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $3.5 million, or 3.7%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Transitioning Facilities increased $5.3 million, or 5.6%. This is due to increases in total patient days and revenue per patient day of 3.3% and 1.0%, respectively. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $5.4 million, or 14.8%, mainly driven by a 8.7% increase in Medicaid days and an increase in Medicaid revenue per patient day of 5.6% as a result of our participation in the quality improvement programs and supplemental programs in various states. Our overall managed care revenue increased by $1.3 million, or 7.1%, mainly due to an increase in managed care days of 3.8%.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $17.7 million, which included the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Recently Acquired Facilities increased by approximately $18.3 million, mainly due to five operations we acquired between October 1, 2017 and September 30, 2018 in four states. In addition, Recently Acquired Facilities in the third quarter of 2017 included three newly built facilities that had low occupancy rates during the start up period. Accordingly, the occupancy rate in the third quarter of 2017 was impacted by the lower census due to start up operations at newly opened facilities.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Skilled Nursing Average Daily Revenue Rates:
Medicare	$610.37	$604.15	$517.25	$511.43	$528.30	$501.20	$577.09	$570.52
Managed care	469.41	451.68	413.09	410.85	410.57	416.01	450.07	439.53
Other skilled	500.03	473.68	348.94	361.87	506.07	513.29	480.62	457.72
Total skilled revenue	530.74	517.32	455.33	455.60	482.70	482.32	508.31	499.62
Medicaid	228.53	220.38	195.87	185.44	224.14	208.78	219.54	210.58
Private and other payors	223.36	199.64	198.57	188.23	225.74	217.33	216.49	197.46
Total skilled nursing revenue	$318.15	$307.13	$267.32	$264.58	$279.19	$263.28	$301.19	$293.38

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 1.0% and 1.1%, respectively. The increase is attributable to the 1.0% net market basket increase that became effective in October 2017.

Our average Medicaid rates increased 4.3% primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Revenue:
Medicare	22.2%	23.8%	24.5%	27.6%	20.9%	25.5%	22.6%	24.8%
Managed care	17.5	17.7	19.0	18.9	11.4	7.1	17.3	17.5
Other skilled	10.1	9.1	3.2	3.7	4.4	2.9	8.0	7.5
Skilled mix	49.8	50.6	46.7	50.2	36.7	35.5	47.9	49.8
Private and other payors	7.9	8.0	9.9	10.4	11.9	14.0	8.8	8.8
Quality mix	57.7	58.6	56.6	60.6	48.6	49.5	56.7	58.6
Medicaid	42.3	41.4	43.4	39.4	51.4	50.5	43.3	41.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Days:
Medicare	11.5%	12.2%	12.6%	14.3%	11.0%	13.4%	11.8%	12.8%
Managed care	11.8	12.1	12.3	12.2	7.7	4.5	11.5	11.7
Other skilled	6.4	5.9	2.5	2.7	2.4	1.5	5.0	4.9
Skilled mix	29.7	30.2	27.4	29.2	21.1	19.4	28.3	29.4
Private and other payors	11.7	11.7	13.4	14.6	15.2	16.9	12.5	12.7
Quality mix	41.4	41.9	40.8	43.8	36.3	36.3	40.8	42.1
Medicaid	58.6	58.1	59.2	56.2	63.7	63.7	59.2	57.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$38,058	$35,455	$2,603	7.3%
Number of facilities at period end	51	49	2	4.1%
Number of campuses at period end	22	21	1	4.8%
Occupancy percentage (units)	76.0%	75.7%		0.3%
Average monthly revenue per unit	$2,855	$2,774	$81	2.9%
Assisted and independent living revenue of $38.1 million increased 7.3% on a comparable basis, primarily due to an increase in average monthly revenue per unit of 2.9% and an increase in occupancy of 0.3%.
Home Health and Hospice Services

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$22,260	$18,076	$4,184	23.1%
Hospice services	21,577	17,889	3,688	20.6
Total home health and hospice revenue	$43,837	$35,965	$7,872	21.9%
Pro forma(1)
Home health and hospice revenue
Home health services	$22,549	$18,076	$4,473	24.7%
Hospice services	21,718	17,889	3,829	21.4
Total home health and hospice revenue	$44,267	$35,965	$8,302	23.1%

Home health services:
Average Medicare Revenue per Completed Episode	$3,001	$3,011	$(10)	(0.3)%
Hospice services:
Average Daily Census	1,379	1,158	221	19.1%

(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Home health and hospice revenue increased $7.9 million, or 21.9%, or $8.3 million and 23.1% on a pro forma basis. Of the $7.9 million increase, Medicare and managed care revenue increased $6.1 million, or 20.0%. The increase in revenue is primarily due to the increase in volume in existing agencies, coupled with the addition of eight home health and hospice operations in five states between October 1, 2017 and September 30, 2018.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2018	2018 Pro Forma (1)	2017

	(Dollars in thousands)
Transitional and skilled services	$339,267	$346,690	$322,542
Assisted and independent living services	25,407	25,407	23,190
Home health and hospice services	35,693	36,124	30,564
All other	13,356	13,356	5,248
Total cost of services	$413,723	$421,577	$381,544
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Consolidated cost of services increased $32.2 million, or 8.4%, or $40.0 million and 10.5% on a pro forma basis. Consolidated cost of services as a percentage of revenue decreased by 0.5% to 80.4%, or 0.2% to 80.7% on a pro forma basis. Included in cost of services for the three months ended September 30, 2018 are goodwill and intangible assets impairment charges of $3.7 million.

Transitional and Skilled Services

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$339,267	$322,542	$16,725	5.2%
Cost of service (Pro Forma (1))	346,690	322,542	24,148	7.5%
Revenue percentage	80.4%	81.8%		(1.4)%
Revenue percentage (Pro Forma (1))	80.8%	81.8%		(1.0)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our transitional and skilled services segment increased $16.7 million, or 5.2%, due primarily to additional costs at Recently Acquired Facilities of $12.4 million. Cost of services as a percentage of revenue decreased to 80.4%, mainly due to the decrease in health expenses and operational improvements.

Assisted and Independent Living Services

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$25,407	$23,190	$2,217	9.6%
Revenue percentage	66.8%	65.4%		1.4%

Cost of services related to our assisted and independent living services segment increased $2.2 million, or 9.6%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased to 66.8% primarily due to higher costs of services associated with newly acquired operations.

Home Health and Hospice Services

	Three Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$35,693	$30,564	$5,129	16.8%
Cost of service (Pro Forma (1))	36,124	30,564	5,560	18.2%
Revenue percentage	81.4%	85.0%		(3.6)%
Revenue percentage (Pro Forma (1))	81.6%	85.0%		(3.4)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the three months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our home health and hospice services segment increased $5.1 million, or 16.8%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue on a pro forma basis decreased by 3.4% primarily due to stronger collections and operational improvements.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.4% to 6.8% primarily due to more of our acquisitions including real estate assets as compared to leased properties in prior periods.
General and administrative expense. Our general and administrative expense rate increased by 0.7% to 4.8%, mainly related to wages to support growth and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 4.0%, to $11.9 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue increased slightly to 0.7%, or $3.5 million. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.

Provision for income taxes.  Our effective tax rate was 21.0% for the three months ended September 30, 2018, compared to 36.4% for the same period in 2017. The lower effective tax rate reflects the lower corporate tax rate of The Tax Act and an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items including the impact of non-deductible compensation. See Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

	Nine Months Ended September 30,
	2018		2018 Pro Forma (2)		2017
	$	%	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$1,237,298	82.3%	$1,261,470	82.5%	$1,141,677	83.8%
Assisted and independent living services	111,335	7.4	111,335	7.3	100,810	7.4
Home health and hospice services:
Home health	63,765	4.2	64,846	4.2	52,997	3.9
Hospice	61,079	4.1	61,562	4.0	49,722	3.7
Total home health and hospice services	124,844	8.3	126,408	8.2	102,719	7.6
All other (1)	29,407	2.0	29,407	2.0	16,406	1.2
Total revenue	$1,502,884	100.0%	$1,528,620	100.0%	$1,361,612	100.0%
(1) Includes revenue from services generated in our other mobile diagnostic and ancillary services.
(2) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the nine months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Our consolidated revenue increased $141.3 million, or 10.4%. On a pro forma basis, revenue increased $167.0 million or 12.3%. The following analysis incorporates the adoption of ASC 606. See pro forma 2018 numbers in the table above for a period over period comparative analysis.

Our transitional and skilled services revenue increased by $95.6 million, or 8.4%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services revenue increased by $10.5 million, or 10.4%, mainly due to the increase in average monthly revenue per unit compared to the prior year period, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $22.1 million, or 21.5%, mainly due to an increase in volume in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2017 for all segments increased our consolidated revenue by $96.9 million during the nine months ended September 30, 2018 when compared to the same period in 2017.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue (As Reported)	$1,237,298	$1,141,677	$95,621	8.4%
Transitional and skilled revenue (Pro forma (5))	1,261,470	1,141,677	119,793	10.5%
Number of facilities at period end	163	159	4	2.5%
Number of campuses at period end*	22	21	1	4.8%
Actual patient days	4,012,169	3,734,893	277,276	7.4%
Occupancy percentage — Operational beds	77.2%	75.1%		2.1%
Skilled mix by nursing days	29.9%	30.7%		(0.8)%
Skilled mix by nursing revenue	50.1%	51.7%		(1.6)%

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue (As Reported)	$846,326	$827,577	$18,749	2.3%
Transitional and skilled revenue (Pro forma (5))	862,800	827,577	35,223	4.3%
Number of facilities at period end	108	108	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	2,623,627	2,606,778	16,849	0.6%
Occupancy percentage — Operational beds	78.7%	78.2%		0.5%
Skilled mix by nursing days	31.1%	31.1%		—%
Skilled mix by nursing revenue	51.7%	51.9%		(0.2)%

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue (As Reported)	$297,663	$284,240	$13,423	4.7%
Transitional and skilled revenue (Pro forma (5))	303,605	284,240	19,365	6.8%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	1,063,086	1,019,318	43,768	4.3%
Occupancy percentage — Operational beds	74.8%	71.6%		3.2%
Skilled mix by nursing days	29.4%	30.5%		(1.1)%
Skilled mix by nursing revenue	49.2%	52.2%		(3.0)%

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue (As Reported)	$93,309	$27,992	$65,317	NM
Transitional and skilled revenue (Pro forma (5))	95,065	27,992	67,073	NM
Number of facilities at period end	15	11	4	NM
Number of campuses at period end*	2	1	1	NM
Actual patient days	325,456	103,222	222,234	NM
Occupancy percentage — Operational beds	74.0%	52.1%		NM
Skilled mix by nursing days	21.9%	20.6%		NM
Skilled mix by nursing revenue	38.5%	38.3%		NM

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$1,868	$(1,868)	NM
Actual patient days	—	5,575	(5,575)	NM
Occupancy percentage — Operational beds	—%	34.3%		NM
Skilled mix by nursing days	—%	46.7%		NM
Skilled mix by nursing revenue	—%	71.6%		NM
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

(4)
Facility Closed results represents closed operations during the nine months ended September 30, 2017, which were excluded from Same Store and Transitioning results for the nine months ended September 30, 2017, for comparison purposes.

(5)
The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the nine months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Transitional and skilled services revenue increased $95.6 million, or 8.4% in the third quarter of 2018 or $119.8 million and 10.5% on a pro forma basis. Of the $95.6 million increase, Medicare and managed care revenue increased $25.8 million, or 4.9%, Medicaid custodial revenue increased $54.3 million, or 12.4%, private and other revenue increased $5.1 million, or 5.0%, and Medicaid skilled revenue increased $10.4 million, or 13.7%.

Transitional and skilled services revenue generated by Same Facilities increased $18.7 million, or 2.3%. On a pro forma basis, Same Facilities increased $35.2 million, or 4.3%, on a comparable basis. The comparable revenue (on a pro forma basis) was driven by the following factors:

•
Our skilled mix revenue increased by $12.9 million, or 3.1%, and our skilled mix days increased by 0.5%. The majority of the increases is related to an increase in other skilled and managed care revenue. Our other skilled revenue increased by $12.0 million, or 17.6%, mainly driven by an increase in other skilled days of 11.4% and other skilled revenue per patient day of 5.6%. Our skilled managed care revenue increased by $4.3 million, or 2.9%, due to an increase in managed care revenue per patient day of 3.0%.

•
We continued to experience a growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $15.5 million, or 4.8%, mainly driven by Medicaid days which increased by 1.3%. We also experienced an increase in Medicaid revenue per patient day of 3.6% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $13.4 million, or 4.7%. On a pro forma basis, Transitioning Facilities increased $19.4 million, or 6.8%, on a comparable basis. This is due to increases in total patient days and revenue per patient day of 4.3% and 1.7%, respectively. We continued to experience a growth in revenue with our Medicaid and managed care plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $15.3 million, or 15.0%, mainly driven by a 7.2% increase in Medicaid days and Medicaid revenue per patient day of 7.2% as a result of our participation in the quality improvement programs and supplemental programs in various states. Our overall managed care revenue increased by $6.3 million, or 11.6%, mainly driven by an increase in managed care days of 10.6%.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $65.3 million, mainly due to five operations we acquired between October 1, 2017 and September 30, 2018 in four states. In addition, Recently Acquired Facilities in the first nine months of 2017 included three newly built facilities that had low occupancy rates during the start up period. Accordingly, the occupancy rate in the nine months ended September 30, 2017 was impacted by the lower census due to start up operations at newly opened facilities.
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Skilled Nursing Average Daily Revenue Rates:
Medicare	$612.16	$600.33	$516.16	$506.22	$527.83	$499.13	$577.88	$567.50
Managed care	463.42	449.87	410.76	416.15	416.84	403.24	446.17	440.15
Other skilled	489.76	463.83	354.31	369.18	478.90	537.77	471.84	450.38
Total skilled revenue	527.98	514.92	456.22	458.61	484.53	480.92	506.68	498.94
Medicaid	223.88	216.18	194.61	181.56	217.20	198.73	215.68	206.43
Private and other payors	224.79	202.85	201.39	194.72	227.96	209.46	217.91	200.55
Total skilled nursing revenue	$318.84	$307.17	$272.50	$267.88	$277.67	$258.78	$303.20	$295.15

Our Medicare daily rates at Same Facilities and Transitioning Facilities both increased by 2.0%. The increase is attributable to the 1.0% net market basket increase that became effective in October 2017, which was preceded by a 2.4% net market basket increase that went into effect in October 2016. In addition, the increase in Medicare daily rates was the result of a continuing shift towards higher acuity patients.

Our average Medicaid rates increased 4.5% primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Revenue:
Medicare	23.9%	25.2%	26.5%	29.6%	23.2%	28.9%	24.4%	26.4%
Managed care	18.2	18.3	19.7	19.1	11.4	6.9	18.0	18.2
Other skilled	9.6	8.4	3.0	3.5	3.9	2.5	7.7	7.1
Skilled mix	51.7	51.9	49.2	52.2	38.5	38.3	50.1	51.7
Private and other payors	7.6	7.9	10.2	10.4	11.5	13.9	8.5	8.6
Quality mix	59.3	59.8	59.4	62.6	50.0	52.2	58.6	60.3
Medicaid	40.7	40.2	40.6	37.4	50.0	47.8	41.4	39.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Days:
Medicare	12.4%	12.9%	13.9%	15.7%	12.1%	15.0%	12.8%	13.8%
Managed care	12.4	12.5	13.0	12.3	7.6	4.4	12.2	12.2
Other skilled	6.3	5.7	2.5	2.5	2.2	1.2	4.9	4.7
Skilled mix	31.1	31.1	29.4	30.5	21.9	20.6	29.9	30.7
Private and other payors	11.2	11.5	13.9	14.3	14.5	17.2	12.2	12.4
Quality mix	42.3	42.6	43.3	44.8	36.4	37.8	42.1	43.1
Medicaid	57.7	57.4	56.7	55.2	63.6	62.2	57.9	56.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$111,335	$100,810	$10,525	10.4%
Number of facilities at period end	51	49	2	4.1%
Number of campuses at period end	22	21	1	4.8%
Occupancy percentage (units)	75.6%	76.6%		(1.0)%
Average monthly revenue per unit	$2,858	$2,803	$55	2.0%
Assisted and independent living revenue increased $10.5 million or 10.4% on a comparable basis, primarily due to an increase in average monthly revenue per unit of 2.0% and revenue generated from the addition of three assisted and independent living operations in one state between October 1, 2017 and September 30, 2018.
Home Health and Hospice Services

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$63,765	$52,997	$10,768	20.3%
Hospice services	61,079	49,722	11,357	22.8
Total home health and hospice revenue	$124,844	$102,719	$22,125	21.5%
Pro forma(1)
Home health and hospice revenue
Home health services	$64,846	$52,997	$11,849	22.4%
Hospice services	61,562	49,722	11,840	23.8
Total home health and hospice revenue	$126,408	$102,719	$23,689	23.1%

Home health services:
Average Medicare Revenue per Completed Episode	$2,968	$3,043	$(75)	(2.5)%
Hospice services:
Average Daily Census	1,310	1,060	250	23.6%

(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the nine months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Home health and hospice revenue increased $22.1 million, or 21.5%, or $23.7 million and 23.1% on a pro forma basis. Of the $22.1 million increase, Medicare and managed care revenue increased $17.3 million, or 20.0%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies, coupled with the addition of eight home health and hospice operations in five states between October 1, 2017 and September 30, 2018.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2018	2018 Pro Forma (1)	2017

	(Dollars in thousands)
Transitional and skilled services	$995,276	$1,019,447	$937,652
Assisted and independent living services	73,288	73,288	66,089
Home health and hospice services	102,759	104,324	86,658
All other	28,775	28,775	13,577
Total cost of services	$1,200,098	$1,225,834	$1,103,976
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the nine months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Consolidated cost of services increased $96.1 million, or 8.7%, or $121.9 million and 11.0% on a pro forma basis. Consolidated cost of services as a percentage of revenue decreased by 1.3% to 79.8%, or 0.9% to 80.2% on a pro forma basis. Included in cost of services for the nine months ended September 30, 2018 are goodwill and intangible assets impairment charges of $3.7 million.

Transitional and Skilled Services

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$995,276	$937,652	57,624	6.1%
Cost of service (Pro Forma (1))	1,019,447	937,652	81,795	8.7%
Revenue percentage	80.4%	82.1%		(1.7)%
Revenue percentage (Pro Forma (1))	80.8%	82.1%		(1.3)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the nine months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our transitional and skilled services segment increased $57.6 million, or 6.1%, due primarily to additional costs at Recently Acquired Facilities of $48.8 million and organic operational growth. Cost of services as a percentage of revenue decreased to 80.4%, mainly due to the decrease in healthcare expenses and operational improvements.

Assisted and Independent Living Services

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$73,288	$66,089	7,199	10.9%
Revenue percentage	65.8%	65.6%		0.2%

Cost of services related to our assisted and independent living services segment increased $7.2 million, or 10.9%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.2% primarily due to higher costs of services associated with newly acquired operations.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$102,759	$86,658	16,101	18.6%
Cost of service (Pro Forma (1))	104,324	86,658	17,666	20.4%
Revenue percentage	82.3%	84.4%		(2.1)%
Revenue percentage (Pro Forma (1))	82.5%	84.4%		(1.9)%
(1) The pro forma amounts in the table demonstrate the impact of adopting ASC 606 for the nine months ended September 30, 2018 by presenting the dollars and percentages as if the previous accounting guidance was still in effect.

Cost of services related to our home health and hospice services segment increased $16.1 million, or 18.6%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue on a pro forma basis decreased by 1.9% primarily due to stronger collections and operational improvements.

(Return of unclaimed class action settlement)/charges related to class action lawsuit. We funded the settlement of a class action lawsuit in December 2017 in the amount of $11.0 million, and the funds were distributed to the class members in the first quarter of 2018. During the nine months ended September 30, 2018, we recorded recoveries of $1.7 million related to unclaimed class settlement funds remaining after completion of the the settlement process.

(Gain)/losses related to divestitures. During the nine months ended September 30, 2017, we recorded a loss of $4.0 million related to the closure of operations and lease terminations, which was partially offset by $1.3 million of loss recovery from a closure in 2016 which was recorded as a gain. These charges did not recur in 2018.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.3% to 6.9% primarily due to more of our acquisitions including real estate assets as compared to leased properties in prior periods.

General and administrative expense. Our general and administrative expense rate increased by 0.6% to 4.8%, mainly due to wages to support growth and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $2.4 million, or 7.4%, to $35.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization expense as a percentage of revenue decreased slightly to 2.3%.
Other expense, net. Other expense, net as a percentage of revenue increased slightly to 0.7%, or $10.0 million. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 21.5% for the nine months ended September 30, 2018 compared to 35.8% for the same period in 2017. The lower effective tax rate reflects the lower corporate tax rate of The Tax Act and additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items including the impact of non-deductible compensation. See Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $59.9 million and $83.5 million for the nine months ended September 30, 2018 and 2017, respectively. Total capital expenditures for property and equipment were $37.6 million and $39.8 million for the nine months ended September 30, 2018 and 2017, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2018. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2018, we held debt security investments of approximately $42.2 million, which were split between AA, A and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017

	(In thousands)
Net cash provided by operating activities	$157,277	$63,249
Net cash used in investing activities	(95,269)	(83,066)
Net cash (used in)/provided by financing activities	(58,688)	2,166
Net increase/(decrease) in cash and cash equivalents	3,320	(17,651)
Cash and cash equivalents at beginning of period	42,337	57,706
Cash and cash equivalents at end of period	$45,657	$40,055

Our net cash provided by operating activities for the nine months ended September 30, 2018 increased by $94.0 million. The increase was primarily due to an increase in net income as a result of operational improvements, reduced corporate tax rate and income tax refund of $11.0 million related to the Tax Act, combined with improvements in accounts receivable collections and timing of payments of taxes, and operating assets and liabilities.
Our net cash used in investing activities for the nine months ended September 30, 2018 increased by $12.2 million. The increase was primarily result of the $38.0 million received from sale-leaseback transaction in 2017, which did not recur in 2018, offset by the decrease in cash used for acquisitions, net of escrow deposits, of $23.6 million.
Our net cash (used in)/provided by financing activities decreased by $60.9 million. This change was primarily due to the increase in net long-term debt repayments of $45.5 million. In addition, we repurchased common stock of $7.3 million during the nine months ended September 30, 2017, which did not recur in 2018.
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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2018, our operating subsidiaries had $135.0 million outstanding on the term loan under the Credit Facility, of which $7.5 million is classified as short-term and the remaining $127.5 million is classified as long-term. We were in compliance with all loan covenants as of September 30, 2018.

As of October 29, 2018, there was approximately $135.0 million outstanding under the Credit Facility.

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

As of September 30, 2018, our operating subsidiaries had $123.6 million outstanding under the mortgage loans and note, of which $2.6 million is classified as short-term and the remaining $121.0 million is classified as long-term.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.8 million and $43.7 million for the three and nine months ended September 30, 2018, respectively, and $14.4 million and $42.8 million for the three and nine months ended September 30, 2017, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2018, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts upon completion of construction. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $35.0 million and $103.7 million for the three and nine months ended September 30, 2018, respectively, and $34.1 million and $99.0 million for the three and nine months ended September 30, 2017, respectively.
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
In March 2017, we were invited to engage in further mediation discussions to determine whether settlement in advance of a determination on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the recent change in case status, we recorded an accrual for estimated probable losses of $11.0 million in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit and the settlement was approved by the Court. We made a lump-sum payment in the amount of $11.0 million in December 2017 and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.
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
U.S. Department of Justice Civil Investigative Demand
On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

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

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for us in the first quarter of fiscal year 2018. Our acquisitions during the nine months ended September 30, 2018 were classified as asset acquisitions as the fair value of assets acquired is concentrated in a single asset. Some of these acquisitions would have been classified as business combination prior to the adoption of the ASU.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company

In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, which will be our fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2018, we decreased our outstanding letters of credit by $1.8 million. As of September 30, 2018, we had approximately $4.6 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Quarterly Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of September 30, 2018, our operating subsidiaries had $135.0 million outstanding on the term loan under the Credit Facility, of which $7.5 million is classified as short-term and the remaining $127.5 million is classified as long-term.

We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note. The mortgage loans and note bear fixed interest rates and amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. The outstanding balance under the mortgage loans and note was $123.6 million, of which $2.6 million is classified as short-term and the remaining $121.0 million is classified as long-term.

Our cash and cash equivalents as of September 30, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2018, we held debt security investments of approximately $42.2 million, which were split between AA, A, and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2018 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the Federal False Claims Act (FCA) and, expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

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
In March of 2017, we were invited to engage in further settlement discussions to determine whether a resolution of the case in advance of a decision on class certification was possible. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit was approved by the Court. We funded the settlement amount of $11.0 million in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.
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

Other claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care. For example, we and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations of state and federal wage and hour law. If there were a significant increase in the number of these claims or an increase in amounts due as a result of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits continue to be filed against us and other companies in the industry. By way of example, we defended a general/premise liability claim, on behalf of one of our independent operating entities, involving an injury to a non-employee/contractor. In addition, professional negligence claims have been filed and will likely continue to be filed against our independent operating entities by residents or resident responsible parties.
Medicare Revenue Recoupments — We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC, UPIC and MIC, collectively referred to as "Reviews." As of September 30, 2018, thirteen of our operating subsidiaries had Reviews scheduled and in process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to all billing in the same time period. As of September 30, 2018,the affiliated operating subsidiaries have responded to the requests and the related claims are currently under Review.

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

We derived 42.6% and 40.9% of our revenue from the Medicaid program for the three and nine months ended September 30, 2018, respectively, and 41.8% and 40.1% of our revenue from the Medicaid program for the three and nine months ended September 30, 2017, respectively. We derived 26.0% and 27.3% our revenue from the Medicare program for the three and nine months ended September 30, 2018, respectively, and 27.0% and 28.3% of our revenue from the Medicare program for the three and nine months ended September 30, 2017, respectively. The percentages of revenue from Medicaid and Medicare programs include the estimates of variable consideration under ASC 606. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
Skilled Nursing
On August 8, 2018, CMS issued a final rule outlining Fiscal Year 2019 Medicare payments and quality changes for skilled nursing facilities. The final rule revises the case-mix classification system used under the SNF Prospective Payment System (the SNF PPS Rule). The SNF PPS Rule reduces documentation requirements, updates the data used to evaluate reimbursement amounts, and ties reimbursement to patients’ conditions and care needs, (clinically relevant factors) rather than the volume of services provided.
The SNF PPS Rule will be effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs, (clinically relevant factors) rather than on the volume of care provided, to determine reimbursement from Medicare. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.
PDPM will replace the existing case-mix classification methodology, Resource Utilization Groups, Version IV (RUG-IV). The structure of the PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes will be based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

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
Further, effective October 1, 2018, the SNF Value Based Purchasing Program will apply either positive or negative incentive payments to skilled nursing facilities based on their performance on the program’s readmissions measures. The single claims-based, all cause thirty-day hospital readmissions, measure aims to improve individual outcomes through rewarding providers that take steps to limit the readmission of their patients to a hospital and penalize providers that do not take such steps to limit readmission of their patients.
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
The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program is effective on October 1, 2018.

Home Health

On July 2, 2018, CMS issued a proposed rule that updates the Medicare Home Health Prospective Payment System (HH PPS) rates and wage index that would begin taking effect on January 1, 2019, and broader changes to the Medicare payment methodology that would go into effect on January 1, 2020.  CMS estimates the update will result in a 2.1% increase in payments to Home Health Agencies in 2019.  This increase reflects the effects of a 2.8% market basket update, reduced by a 0.7% Multifactor Productivity (MFP) adjustment, although for HHAs that do not submit the required quality data, payments will be reduced by an additional 2.0%. The proposal also extends the rural add-on payment for calendar years 2019 through 2022.  The renamed Patient Driven Grouping Model (PDGM) proposes case-mix methodology refinements, which eliminate the use of therapy thresholds for case-mix adjustment purposes, and proposes to change the unit of payment from a 60-day episode of care to a 30-day period of care, beginning on or after January 1, 2020. There is also a proposal regarding how CMS would determine whether 30-day periods of care are subject to a Low-Utilization Payment Adjustment (LUPA).  CMS announced that implementation of the measures is intended to occur in a budget-neutral manner, except for a payment rate decrease of 6.42% to account for both visit volume and diagnosis coding.  In addition, the proposed rule makes changes to both measures and calculations for the Home Health Value-Based Purchasing (HHVBP) Model and Home Health Quality Reporting Program (HH QRP), and includes information on the implementation of temporary transitional payments and accreditation for infusion therapy services beginning on October 1, 2018.

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

Hospice

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update percentage is 1.8%, which reflects a market basket update of 2.9%, reduced 0.8% by a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the Affordable Care Act. The hospice payment update percentage will be reduced by an additional 2.0%, for a net -0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update percentage rather than the consumer price index, thus it's anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. This change may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed by Medicare in the aggregate by physicians, nurse practitioners and physician assistants. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC, UPIC and MIC, collectively referred to as Reviews, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2018, we had thirteen operating subsidiaries that had Reviews scheduled or in process, both pre- and post-payment.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the nine months ended September 30, 2018 we recorded $0.5 million of hospice cap expense.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and nine months ended September 30, 2018, 68.6% and 68.2%, respectively, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

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

During the nine months ended September 30, 2018, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of three stand-alone skilled nursing operations, two stand-alone assisted living operations, one campus operation, two home health agencies, one hospice agency and one home care agency with a total of 468 operational skilled nursing beds and 218 assisted living units. During the year ended December 31, 2017, we added to our operations twelve stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies, three hospice agencies and one home care agency with a total of 1,360 operational skilled nursing beds and 594 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use PBJ data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS will be using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limit to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities saw an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them.

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
As of September 30, 2018, we leased 168 of our 236 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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
In 2017, we voluntarily discontinued operations at one of our skilled nursing facilities after determining that the facility could not competitively operate in the marketplace without substantial investment renovating the building. After careful consideration, we determined that the costs to renovate the facility would outweigh the future returns from the operation. As part of the arrangement, we remain obligated for lease payments and other obligations under the lease agreement. We have in the past, and may in the future, continued to be obligated for lease payments and other obligations under the leases even if we decided to no longer operate those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could adversely affect our business, financial condition and results of operations.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.

We maintain a revolving credit facility with a lending consortium. As of September 30, 2018, our operating subsidiaries had $135.0 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. In December 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $12.9 million as of

September 30, 2018 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of September 30, 2018. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretations. As we continue our ongoing analysis of the Tax Act and its related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may be required to make adjustments to amounts that we have recorded that may adversely impact our business, results of operations and financial condition. In addition, further legislative action could be taken to address questions or issues caused by the Tax Act or the interpretations or guidance thereunder. State governments may also enact tax laws in response to the Tax Act that could result in further changes to our tax obligations and adversely impact our business, results of operations and financial condition.

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

THE ENSIGN GROUP, INC.

October 31, 2018	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)