Form 10-K
period 2018-12-31
ENSIGN GROUP, INC
filed 2019-02-06
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2018, was approximately $1,312,000,000. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 5, 2019, 52,696,096 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2018 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I.

Item 1.        Business
Company Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health and hospice and other ancillary services. As of December 31, 2018, we offered skilled nursing, assisted living and rehabilitative care services through 244 skilled nursing and assisted living facilities. Of the 244 facilities, we owned 72 and operated an additional 172 facilities under long-term lease arrangements, and have options to purchase 12 of those 172 facilities. Our home health and hospice business provides home health, hospice and home care services from 54 agencies across twelve states.
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

We view healthcare services primarily as a local business, influenced by personal relationships and community reputation. We believe our success is largely dependent upon our ability to build strong relationships with key stakeholders from the local healthcare community, based upon a solid foundation of reliably superior care. Accordingly, our brand strategy is focused on encouraging the leaders and staff of each operation to focus on clinical excellence, and promote their operation within their local community.

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

Company History

Our company was formed in 1999 with the goal of establishing a new level of quality care within the skilled nursing industry. The name “Ensign” is synonymous with a “flag” or a “standard,” and refers to our goal of setting the standard by which all others in our industry are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our operating subsidiaries, and set a new industry standard for residents we service.

We organize our operating subsidiaries into portfolio companies, which we believe has enabled us to maintain a local, field-driven organizational structure, attract additional qualified leadership talent, and to identify, acquire, and improve operations at a generally faster rate. Each of our portfolio companies has its own leader. These leaders, who are generally taken from the ranks of operational CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this organizational structure has improved the quality of our recruiting and will continue to facilitate successful acquisitions.

We have three reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) assisted and independent living services, which includes the operation of assisted and independent living facilities; and (3) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We also report an “all other” category that includes revenue from our mobile diagnostics and other ancillary operations. Our mobile diagnostics and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our reporting segments are business units that offer different services and that are managed separately to provide greater visibility into those operations. For more information about our operating segments, as well as financial information, see Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Business Segments of the Notes to Consolidated Financial Statements.

Segments

Transitional and Skilled Services
As of December 31, 2018, our skilled nursing companies provided skilled nursing care at 188 operations, with 19,615 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Through our skilled nursing operations, we provide short stay patients and long stay patients with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services. We generate our revenue from Medicaid, private pay, managed care and Medicare payors. During the year ended December 31, 2018, approximately 47.4% and 26.0% of our transitional and skilled services revenue was derived from Medicaid and Medicare programs, respectively.

Assisted and Independent Living Services
We provide assisted and independent living services at 80 operations, of which 24 are located on the same site location as our skilled nursing care operations. As of December 31, 2018, we had 5,664 assisted and independent living units. Our assisted living companies located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Texas, Utah, Washington and Wisconsin, provide residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living. We generate revenue at these units primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. During the year ended December 31, 2018, approximately 76.2% of our assisted and independent living revenue was derived from private pay sources.

Home Health and Hospice Services

Home Health
As of December 31, 2018, we provided home health care services in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. Our home health care services generally consist of providing some combination of nursing, speech, occupational and physical therapists, medical social workers and certified home health aide services. Home health care is often a cost-effective solution for patients, and can also increase their quality of life and allow them to receive quality medical care in the comfort and convenience of a familiar setting. We derive the majority of our home health revenue from Medicare and managed care organizations. During the year ended December 31, 2018, approximately 48.7% of our home health revenue was derived from Medicare.

Hospice

As of December 31, 2018, we provided hospice care services in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. Hospice services focus on the physical, spiritual and psychosocial needs of terminally ill individuals and their families, and consists primarily of palliative and clinical care, education and counseling. We derive the majority of our hospice revenue from Medicare reimbursement. During the year ended December 31, 2018, approximately 89.4% of our hospice revenue was derived from Medicare.

Other

As of December 31, 2018, we held a majority membership interest of ancillary operations located in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing transitional and skilled services; assisted and independent living services and home health and hospice businesses. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, laboratory services, sub-acute services and patient transportation to people in their homes or at long-term care facilities. To date these businesses are not meaningful contributors to our operating results.

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

Over the last several years, our acquisition activity accelerated, allowing us to add 136 facilities between January 1, 2013 and December 31, 2018. From January 1, 2009 through December 31, 2018, we acquired 181 facilities, which added 12,980 operational skilled nursing beds and 5,238 assisted and independent living units to our operating subsidiaries. The following table summarizes our growth through December 31, 2018:

	December 31,
	2008	2009	2010	2011	2012	2013(1)	2014	2015	2016(2)	2017(2)	2018
Cumulative number of skilled nursing, assisted and independent living operations	63	77	82	102	108	119	136	186	210	230	244
Cumulative number of operational skilled nursing beds	6,635	8,250	8,548	9,787	10,215	10,949	12,379	14,925	17,724	18,870	19,615
Cumulative number of assisted living and independent living units	578	578	791	1,509	1,677	1,968	2,285	4,298	4,450	5,011	5,664
Number of home health, hospice and home care agencies	—	1	3	7	10	16	25	32	39	46	54
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
(2) Included in 2010-2015 operational beds and number of operations are operational beds and operation of facilities we discontinued in 2016 and 2017. The number of operations and operational beds do not include the closed facilities counts beginning in the year of their closures.
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
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of December 31, 2018:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	43	39	25	2	16	9	9	8	4	—	4	4	1	164
Assisted and independent living services	10	6	6	19	1	5	1	3	1	—	—	—	4	56
Campuses(1)	5	3	1	—	1	1	—	2	2	7	2	—	—	24
Number of operational beds/units
Operational skilled nursing beds	5,807	4,164	3,448	128	1,769	766	841	767	413	628	368	424	92	19,615
Assisted and independent living units	843	735	1,249	758	106	619	98	290	304	246	31	—	385	5,664
(1) Campus represents a facility that offers both skilled nursing and assisted and/or independently living services.
As of December 31, 2018, we provided home health and hospice services through our 54 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. Refer to Item 2. Properties for the locations of the home health and hospice services.
During the year ended December 31, 2018, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of four stand-alone skilled nursing operations, seven stand-alone assisted living operations, three campus operations, four home health agencies, three hospice agencies and two home care agencies. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 744 operational skilled nursing beds and 650 assisted living units to be operated by our operating subsidiaries. We acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party under a lease arrangement in connection with the skilled nursing operation acquisition.
In June 2018, we acquired an office building for a purchase price of $31.0 million to accommodate our growing Service Center team. The aggregate purchase price for these acquisitions during the year ended December 31, 2018 was $90.0 million.
Subsequent to December 31, 2018, we acquired one stand-alone skilled nursing operation, which added 120 operational skilled nursing beds to be operated by our operating subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses. The aggregate purchase price for these acquisitions was $12.3 million.
For further discussion of our acquisitions, see Note 7, Acquisitions in the Notes to Consolidated Financial Statements.

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

Our star ratings starting in 2015 were impacted by changes in the CMS Five Star Quality Rating System requirements that were established on February 20, 2015. These changes include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. In 2016, CMS added six new quality measures to the Nursing Home Five-Star Quality Ratings, including the rate of hospitalization, emergency room use, community discharge, improvements in function, independently worsened and anxiety or hypnotic medication among nursing home residents. Since the revised standards for performance are more difficult to achieve, many nursing homes experienced a lower quality measure rating based on new measurement standards rather than a change in the quality of care. In 2017, CMS issued a temporary freeze of the Health Inspection Five Star Ratings beginning in 2018 that will last approximately until spring 2019. The health inspection star rating for recertification surveys and complaints conducted on or after November 28, 2017 will be frozen. This freeze could have a negative impact on our star rating in 2018. Starting in April 2018, Payroll Based Journals (PBJ) data was used to calculate the staffing ratings in the Nursing Home Five Star Quality Rating System. Staffing information is calculated using the number of hours facility staff are paid to work each day. Salaried employee information does not reflect actual hours worked, but instead will be limited to eight hours a day. The overall Star rating could be positively and negatively impacted depending on the facility's PBJ data. In addition, in October 2018, CMS added two claims data measures; Medicare spending per beneficiary and rate of successful return to home or community from a skilled nursing facility; to be included in the quality reporting program (QRP) measures. The QRP measures are calculated based on the admission and discharge data submitted for each SNF resident. Because of these changes, we believe that it is not appropriate to compare our 2018, 2017 and 2016 star ratings with those that appeared in earlier years. In addition, our percentage of 4 and 5-Star Quality Rated skilled nursing facilities is also impacted by the number of newly acquired facilities. As mentioned above, generally we acquire facilities with a 1 or 2-Star rating.

The table below summarizes the improvements we have made in these quality measures since 2012:

	As of December 31,
	2012	2013	2014	2015	2016	2017	2018
Cumulative number of skilled nursing facilities(1)	98	106	121	146	170	181	188
4 and 5-Star Quality Rated skilled nursing facilities	45	60	77	72	86	100	91
Percentage of 4 and 5-Star Quality Rated skilled nursing facilities	45.9%	56.6%	63.6%	49.3%	50.6%	55.2%	48.4%
(1) Cumulative number includes only skilled nursing facilities as of the end of the respective period as star rating reports are only applicable to skilled nursing facilities.

Home Health
On July 17, 2015, CMS announced Home Health Star Ratings for home health agencies (HHAs). All Medicare-certified HHAs are potentially eligible to receive a Quality of Patient Care Star Rating. The Star Ratings include assessments of quality of patient care based on Medicare claims data and patient experience of care. Currently, HHAs must have at least 20 complete episodes of data for each measure and have reported data for five of the nine measures used in the calculation to have a Quality of Patient Care Star Rating computed. On December 14, 2017, CMS announced the influenza vaccination measure would be removed from consideration in the Quality of Patient Care Star Rating beginning with the April 2018 Home Health Compare refresh, reducing the number of quality measures used from nine to eight. As of December 31, 2018, we had 16 agencies, or 66.7%, with a 4 or 5-Star rating and our average rating was 4.0.
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

•
Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for healthcare services for seniors will increase. At present, the primary market demographic for skilled nursing services is primarily individuals age 75 and older. According to the 2018 U.S. Census, between 2010 and 2030, the number of individuals aged 65+ is projected to nearly double from 39 million to 73 million, a growth rate nearly 5 times faster than the 17% increase expected for the total population. The 2018 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to grow from 13% to 21% of the population by 2030.

▪
Transition to Value-Based Payment Models. In response to rising healthcare spending in the United States, commercial, government and other payors are generally shifting away from fee-for-service payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. We believe that patient-centered outcomes driven reimbursement models will continue to grow in prominence. Many of our operations already receive value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.

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

We believe the post-acute industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more residents are looking for alternatives outside the family for their care.
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
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent congressional elections in the United States and policies implemented by the current administration could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the health care industry. We continually monitor these developments in an effort to respond to the changing regulatory environment impacting our business.

On April 6, 2018, CMS announced that starting in April 2018, CMS will use Payroll Based Journals (PBJ) data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limited to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the new risk adjusted expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities saw an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them. In addition, our quality score remains on hold until early 2019.

On February 12, 2018, the President rolled out a new White House budget for fiscal year 2019, which froze the Medicare market basket rate at 2.4%. As a result, the Congressional Budget Office has estimated a $1.9 billion reduction in Medicare spending over the next decade. The 2019 fiscal year began October 1, 2018.
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
On January 9, 2018, CMS launched a new voluntary bundled payment called Bundled Payments for Care Improvement Advanced (BPCI Advanced), which replaced the BPCI initiative that terminates on September 30, 2018. The Model Performance Period for BPCI Advanced commences on October 1, 2018 and runs through December 31, 2023. Under the advanced bundled payment model, participants can earn additional payment if all expenditures for a beneficiary’s episode of care are under a spending target that factors in quality. The BPCI Advanced model changes the BPCI initiative in a number of ways. Most importantly, it eliminates the BPCI Model 3 which allows post-acute care providers to participate as episode initiators. Episode initiators under the new BPCI Advanced initiative are called Non-Convener Participants and only include Acute Care Hospitals and Physician Group Practices.  As a result, once BCPI Advanced is implemented, post-acute care providers will only be able to participate as “Convener Participants.”  A Convener Participant is a participant that brings together the episode initiators, which are the Acute Care Hospital or the Physician Group Practice. The Convener Participant facilitates coordination among the episode initiators and bears and apportions financial risk under BCPI Advanced. Thus post-acute care providers may only participate in BPCI Advanced as Convener Participants.
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
Further, effective October 1, 2018, the SNF Value Based Purchasing Program applies either positive or negative incentive payments to skilled nursing facilities based on their performance on the program’s readmissions measures. The single claims-based, all cause thirty-day hospital readmissions, measure aims to improve individual outcomes through rewarding providers that take steps to limit the readmission of their patients to a hospital and penalize providers that do not take such steps to limit readmission of their patients.

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. The aggregate payments to skilled nursing facilities increased by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and ACA. This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.

The Value-Based Purchasing Program rewards skilled nursing facilities with incentive payments for the quality of care they give to people with Medicare. The final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program became effective on October 1, 2018.

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

Home Health

On November 13, 2018, CMS published a final rule which updates the Medicare Home Health Prospective Payment System (HH PPS) rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. The final rule finalizes the definition of remote patient monitoring which will be allowed as an administrative expense on the home health agency’s cost report. Further, effective January 1, 2020, there will be an elimination of therapy thresholds for payment, implementation of the Patient-Driven Group Model (PDGM) case-mix methodology refinements and a change in the unit of payment from sixty (60)

day episode to a thirty (30) day episode period. The final rule also finalizes changes to the Home Health Value-Based Purchasing Model. These changes focus on providing value over volume of services to patients. Once the changes are implemented, health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs. CMS estimates that in calendar year 2019 there will be an estimated increase of 2.2% in reimbursement to home health agencies based on the agency’s finalized policies.

Further, CMS allows home health agencies to report the costs of remote patient monitoring on the home health agency cost report as part of their operating expenses, which are factored into the costs per visit. Under the new definition, CMS does not consider the use of remote patient monitoring alone by the home health agency. There must be other reimbursable care provided by the home health agency in order to also be reimbursed for remote patient monitoring.

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing Model and the Home Health Quality Reporting Program. Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%, and the distributional effects of a 0.5% reduction in payments due to the sunset of the rural add-on provision.

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

Hospice

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update percentage is 1.8%, which reflects a market basket update of 2.9%, reduced by 0.8% for MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the Affordable Care Act. The hospice payment update percentage will be reduced by an additional 2.0%, for a net -0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update rather than the consumer price index. Accordingly, it is anticipated that there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2018 since the therapy caps are determined on a calendar year (CY) basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses was $2,010 in 2018 compared to $1,980 in 2017. For occupational therapy (OT) services, the limit was $2,010 for 2018 compared to $1,980 in 2017. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit. Beginning January 1, 2019, the new Therapy Cap is $2,040 for physical therapy (PT) and speech-language pathology (SLP) services combined, and $2,040 for occupational therapy (OT), separately.

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

On November 1, 2018, CMS issued a final rule that revises the payment policies under the Medicare Physician Fee Schedule which includes other revisions to Medicare Part B and the Quality Payment Program for CY 2019. One of the proposed revisions relates to functional reporting by therapists who provide outpatient services (including services to long term care (LTC) Residents of the SNF under the Medicare Part B program). To date therapists that provide outpatient services are required to include functional status information and at certain intervals the patient’s severity on claims for such therapy services. Consistent with CMS’ “Patients over Paperwork” initiative the agency eliminated the burdensome claims-based functional reporting requirements for Part B therapy services. In January 2019, SNFs are no longer required to append selected G-codes or the severity modifiers on outpatient therapy claims. This reduces the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients. This may result in greater reimbursement for outpatient therapy services as therapists who provide outpatient services may spend more time with patients.

A second part to the Physician Fee Schedule Final Rule is that CMS established new therapy assistant claim modifiers that will be required starting in CY 2020. When a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides all or part of treatment on a given day, the Balance Budget Act requires a 15 percent therapist assistant payment reduction be applied to the claim for that day starting in 2022.

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
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year Ended December 31, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$678,749	$36,152	$4,680	$7,729	$—		$727,310	35.6%
Medicare	436,580	—	42,091	73,906	—		552,577	27.1
Medicaid-skilled	117,686	—	—	—	—		117,686	5.8
Subtotal	1,233,015	36,152	46,771	81,635	—		1,397,573	68.5
Managed care	301,866	—	23,541	918	—		326,325	16.0
Private and other	144,131	115,645	16,067	105	40,813	(1)	316,761	15.5
Total revenue	$1,679,012	$151,797	$86,379	$82,658	$40,813		$2,040,659	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

The following table demonstrates the impact of adopting ASC 606 on our segment revenues by major payor source for the year ended December 31, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Year Ended December 31, 2018 (Adjusted to reflect change in revenue guidance)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$689,225	$36,152	$5,042	$7,760	$—		$738,179	35.6%
Medicare	439,433	—	42,405	74,321	—		556,159	26.8
Medicaid-skilled	119,667	—	—	—	—		119,667	5.8
Subtotal	1,248,325	36,152	47,447	82,081	—		1,414,005	68.2
Managed care	308,148	—	24,103	946	—		333,197	16.1
Private and other	153,515	115,645	16,178	116	40,813	(1)	326,267	15.7
Total revenue	$1,709,988	$151,797	$87,728	$83,143	$40,813		$2,073,469	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Year Ended December 31, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$603,104	$30,469	$4,398	$6,832	$—		$644,803	34.9%
Medicare	417,870	—	36,592	61,422	—		515,884	27.9
Medicaid-skilled	102,875	—	—	—	—		102,875	5.6
Subtotal	1,123,849	30,469	40,990	68,254	—		1,263,562	68.4
Managed care	281,563	—	21,058	765	—		303,386	16.4
Private and other	139,798	106,177	10,997	339	25,058	(1)	282,369	15.2
Total revenue	$1,545,210	$136,646	$73,045	$69,358	$25,058		$1,849,317	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Year Ended December 31, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$521,063	$26,397	$4,131	$6,367	$—		$557,958	33.7%
Medicare	396,519	—	32,376	48,124	—		477,019	28.8
Medicaid-skilled	87,517	—	—	—	—		87,517	5.3
Subtotal	1,005,099	26,397	36,507	54,491	—		1,122,494	67.8
Managed care	247,844	—	16,913	751	—		265,508	16.0
Private and other	121,860	97,239	6,906	245	40,612	(1)	266,862	16.2
Total revenue	$1,374,803	$123,636	$60,326	$55,487	$40,612		$1,654,864	100.0%
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

Payor Sources as a Percentage of Skilled Nursing Services.  We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our skilled nursing operations over various periods. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2018	2017	2016
Percentage of Skilled Nursing Days:
Medicare	12.6%	13.4%	14.4%
Managed care	12.0	12.2	12.0
Other skilled	4.9	4.7	4.5
Skilled mix	29.5	30.3	30.9
Private and other payors	12.2	12.5	12.5
Quality mix	41.7	42.8	43.4
Medicaid	58.3	57.2	56.6
Total skilled nursing	100.0%	100.0%	100.0%

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

Traditionally, the hospice inpatient and aggregate caps covered revenue received and services provided from November 1 to October 31.  The 2017 cap year was an 11-month transition year with cap amounts calculated for the 11-month period from November 1, 2016 to September 30, 2017.  Beginning October 1, 2017, CMS has changed the hospice inpatient and aggregate cap year to coincide with the fiscal year (October 1 to September 30).

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

Competition

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Our operating subsidiaries also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:

•	ability to attract and to retain qualified management and caregivers;

•	reputation and achievements of quality healthcare outcomes;

•	attractiveness and location of facilities;

•	the expertise and commitment of the management team and employees; and

•	community value, including amenities and ancillary services.

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

 Innovative Service Center Approach.  We do not maintain a corporate headquarters; rather, we operate a Service Center to support the efforts of each operation. Our Service Center is a dedicated service organization that acts as a resource and provides centralized information technology, human resources, accounting, payroll, legal, risk management, educational and other back office support services, so that local leaders can focus on delivering top-quality care and efficient business operations. Our Service Center approach allows individual operations to function with the strength, synergies and economies of scale found in larger organizations, but without what we believe are the disadvantages of a top-down management structure or corporate hierarchy. We believe our Service Center approach is unique within the industry, and allows us to preserve the “one-operation-at-a-time” focus and culture that has contributed to our success.

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

As of December 31, 2018, we have expanded to 244 facilities with 19,615 operational skilled nursing beds and 5,664 assisted and independent units, through both long-term leases and purchases. In addition, we have 54 home health, hospice and home care agencies as of December 31, 2018. We believe our experience in acquiring these operations and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired operations to our unique organizational culture and systems, which enables us to acquire operations with limited disruption to patients, residents and operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

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

Community Focused Approach.  We view our services primarily as a local, community-based business. Our local leadership-centered management culture enables each operation's nursing support staff and leaders to meet the unique needs of their patients and local communities. We believe that our commitment to this “one-operation-at-a-time” philosophy helps to ensure that each operation, its patients, their family members and the community will receive the individualized attention they need. By serving our patients, their families, the community and our fellow healthcare professionals, we strive to make each individual business the operation of choice in its local community.

We further believe that when choosing a healthcare provider, consumers usually choose a person or people they know and trust, rather than a corporation or business. Therefore, rather than pursuing a traditional organization-wide branding strategy, we actively seek to develop the operations brand at the local level, serving and marketing one-on-one to caregivers, our patients, their families, the community and our fellow healthcare professionals in the local market.

Investment in Information Technology.  We utilize information technology that enables our operational leaders to access, and to share with their peers, both clinical and financial performance data in real time. Armed with relevant and current information, our operation leaders and their management teams are able to share best practices and the latest information, adjust to challenges and opportunities on a timely basis, improve quality of care, mitigate risk and improve both clinical outcomes and financial performance. We have also invested in specialized healthcare technology systems to assist our nursing and support staff. We have installed software and touch-screen interface systems in each operation to enable our clinical staff to more efficiently monitor and deliver patient care and record patient information. We believe these systems have improved the quality of our medical and billing records, while improving the productivity of our staff.

Our Growth Strategy

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our operating subsidiaries. We generally have between five and 30 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our operational Chief Executive Officer (CEO) Program, which facilitates the continued development of these talented business leaders into outstanding operational CEOs, through regular peer review, our Ensign University and on-the-job training.

In addition, our Chief Operating Officer (COO) Program recruits and trains highly-qualified Directors of Nursing to lead the clinical programs in our operations. Working together with their operational CEO and/or administrator, other key operational leaders and front-line staff, these experienced nurses manage delivery of care and other clinical personnel and programs to optimize both clinical outcomes and employee and patient satisfaction.

Increase Mix of High Acuity Patients.  Many skilled nursing facilities are serving an increasingly larger population of patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, as a result of government and other payors seeking lower-cost alternatives to traditional acute-care hospitals. We generally receive higher reimbursement rates for providing care for these medically complex patients. In addition, many of these patients require therapy and other rehabilitative services, which we are able to provide as part of our integrated service offerings. Where therapy services are medically necessary and prescribed by a patient's physician or other appropriate healthcare professional, we generally receive additional revenue in connection with the provision of those services. By making these integrated services available to such patients, and maintaining established clinical standards in the delivery of those services, we are able to increase our overall revenues. We believe that we can continue to attract high acuity patients and therapy patients to our operations by maintaining and enhancing our reputation for quality care and continuing our community focused approach.

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing operations. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds/units are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for our skilled nursing facilities was 77.4% for the year ended December 31, 2018 and 75.4% for each of the years ended December 31, 2017 and 2016, respectively. Our average occupancy rates for our assisted and independent living facilities for the years ended December 31, 2018, 2017 and 2016 were 75.7%, 76.4%, and 76.0%, respectively.

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

Add New Facilities and Expand Existing Facilities.  A key element of our growth strategy includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 155 facilities that we acquired from 2001 through 2018, the aggregate EBITDAR (See Part II, Item 6 - Selected Financial Data) as a percentage of revenue improved from 12.2% during the first full three months of operations to 13.9% during the thirteenth through fifteenth months of operations.

Strategically Invest In and Integrate Other Post-Acute Care Healthcare Businesses. Another important element to our growth strategy includes acquiring new and existing home health, hospice and other post-acute care healthcare businesses.  Since 2010, we have steadily expanded our home health and hospice businesses through the acquisition of smaller third-party providers.  Our strategy is to provide a more seamless experience to manage the transition of care throughout the post-acute continuum.  Our objective is to simultaneously improve patient outcomes and reduce costs to payers, ACOs and hospital systems.  We believe that the same principles that have guided our skilled nursing and assisted living operations are transferable to these businesses, including reliance on experienced local leaders at the community level to focus on integrating these operations into the continuum of care services we provide. Between 2009 and December 2018, we have acquired 23 hospice agencies, 31 home health and home care agencies, and we are well positioned for continued growth in these and other healthcare businesses.

Labor

 The operation of our skilled nursing and assisted and independent living facilities, home health and hospice operations requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2018, we had approximately 23,463 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2018, approximately 60% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

Government Regulation

The types of laws and statutes affecting the regulatory landscape of the post-acute industry continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statues, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (OSHA). Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

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

Federal Health Care Reform. On April 16, 2015, President Obama signed MACRA into law. This law included a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services.
On October 30, 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System (MIPS) that streamlines multiple quality programs and Alternative Payment Models (APMs) that give bonus payments for participation in eligible APMs. The current Value-Based Payment Modifier program expired at the end of 2018 (CY 2018 will be the final payment adjustment period under the Value-Based Payment Modifier), with the first MIPS adjustments began in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. The rule may have an impact on our revenue in the future.
On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independent worsening of ability to move, and use antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporated all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings. Since the standards for performance are more difficult to achieve, the number of our 4 and 5 facilities could be reduced.
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
On January 13, 2017, CMS issued a Final Rule revising the conditions of participation for home health agencies serving Medicare beneficiaries.  The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames.  Without any contrary action by the new administration, the new conditions became effective on January 13, 2018.
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

On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintains the 0.5% update for such services through December 31, 2014 and provides a 0.0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS started to withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
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
Further, prior to the introduction of H.R. 3630, we were reimbursed for 100% of bad debt related to dual-eligible Medicare patients' co-insurance.  H.R. 3630 phased down the dual-eligible reimbursement over three years.  Effective October 1, 2012, Medicare dual-eligible co-insurance reimbursement decreased from 100% to 88%, with further rate reductions to 77% and 65% as of October 1, 2013 and 2014, respectively.  Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.

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
On January 2, 2013 President Obama signed the American Taxpayer Relief Act of 2012 into law. This statute lengthened the retrospective time period for which CMS can recover overpayments from health care providers, from three to five years following the year in which payment was made.

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

Violations of the federal anti-kickback laws can result in criminal penalties of up to $25,000 and five years' imprisonment. Violations of the anti-kickback laws can also result in civil monetary penalties of up to $50,000 and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the anti-kickback laws may also result in an individual's or organization's exclusion from future participation in Medicare, Medicaid and other state and federal healthcare programs. Exclusion of us or any of our key employees from the Medicare or Medicaid program could have a material adverse impact on our operations and financial condition.

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

Item 1A.    Risk Factors
You should carefully consider each of the following risk factors and all other information set forth in this information statement. The risk factors generally have been separated into three groups: risks relating to our business and our industry, risks relating to the spin-off and risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
 If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements" on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may effect future results described below.
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 41.4%, 40.5% and 39.0% of our revenue from the Medicaid program for the years ended December 31, 2018, 2017 and 2016, respectively. We derived 27.1%, 27.9% and 28.8% our revenue from the Medicare program for the years ended December 31, 2018, 2017 and 2016, respectively. The percentages of revenue from Medicaid and Medicare programs include the estimates of variable consideration under ASC 606. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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

On February 12, 2018, the President rolled out a new White House budget for fiscal year 2019, which began October 1, 2018, freezing the Medicare market basket rate at 2.4%. As a result, the Congressional Budget Office has estimated a $1.9 billion reduction in Medicare spending over the next decade.
On December 20, 2016, the Centers for Medicare & Medicaid Services (CMS) issued the final rule for a new Cardiac Rehabilitation Incentive (CR) model, which includes mandatory bundled payment programs for an acute myocardial infarction (AMI) episode of care or a coronary artery bypass graft (CABG) episode of care, and modifications to the existing Comprehensive Care for Joint Replacement (CJR) model to include surgical hip/femur fracture treatment episodes. On December 1, 2017, CMS issued a final rule which officially canceled the Episode Payment Models and Cardiac Rehabilitation Incentive Payment Model, rescinding the regulations governing these models. Additionally, the final rule implemented certain revisions to the CJR program, including making participation voluntary for approximately half of the geographic areas, along with other technical refinements. In releasing the final rule, CMS stressed that “value-based payment methodologies will continue to play an essential role in lowering costs and improving quality of care, which will be necessary in order to maintain Medicare's fiscal solvency” and reiterated its commitment to developing value-based models that would allow for Advanced APM participation in 2018 and beyond. These regulation changes became effective January 1, 2018 and are effective for five performance years.
On January 9, 2018, CMS launched a new voluntary bundled payment called Bundled Payments for Care Improvement Advanced (BPCI Advanced), which replaced the BPCI initiative that terminated on September 30, 2018. The Model Performance Period for BPCI Advanced commences on October 1, 2018 and runs through December 31, 2023. Under the advanced bundled payment model, participants can earn additional payment if all expenditures for a beneficiary’s episode of care are under a spending target that factors in quality. The BPCI Advanced model changes the BPCI initiative in a number of ways. Most importantly, it eliminates the BPCI Model 3 which allows post-acute care providers to participate as episode initiators. Episode initiators under the new BPCI Advanced initiative are called Non-Convener Participants and only include Acute Care Hospitals and Physician Group Practices.  As a result, once BCPI Advanced is implemented, post-acute care providers will only be able to participate as “Convener Participants.”  A Convener Participant is a participant that brings together the episode initiators, which are the Acute Care Hospital or the Physician Group Practice. The Convener Participant facilitates coordination among the episode initiators and bears and apportions financial risk under BCPI Advanced. Thus post-acute care providers may only participate in BPCI Advanced as Convener Participants.
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
Further, effective October 1, 2018, the SNF Value Based Purchasing Program will apply either positive or negative incentive payments to skilled nursing facilities based on their performance on the program’s readmissions measures. The single claims-based, all cause thirty-day hospital readmissions measure aims to improve individual outcomes through rewarding providers that take steps to limit the readmission of their patients to a hospital and penalize providers that do not take such steps to limit readmission of their patients.
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
The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program became effective on October 1, 2018.

Home Health

On November 13, 2018, CMS published a final rule which updates the Medicare Home Health Prospective Payment System (HH PPS) rates, including the conversion factor and case-mix weights for calendar year 2019 and 2020. The final rule finalizes the definition of remote patient monitoring which will be allowed as an administrative expense on the home health agency’s cost report. Further, effective January 1, 2020, there will be an elimination of therapy thresholds for payment, implementation of the Patient-Driven Group Model (PDGM) case-mix methodology refinements and a change in the unit of payment from sixty (60) day episode to a thirty (30) day episode period. The final rule also finalizes changes to the Home Health Value-Based Purchasing Model. These changes focus on providing value over volume of services to patients. Once the changes are implemented, health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs. CMS estimates that in calendar year 2019 there will be an estimated increase of 2.2% in reimbursement to home health agencies based on the agency’s finalized policies.

Further, CMS has determined that remote patient monitoring (which is not a telehealth service) will be considered an administrative cost (operating expense). This allows home health agencies to report the costs of remote patient monitoring on the home health agency cost report as part of their operating expenses, which are factored into the costs per visit. Under the new definition, CMS does not consider the use of remote patient monitoring alone by the home health agency. There must be other reimbursable care provided by the home health agency in order to also be reimbursed for remote patient monitoring.

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the Home Health Value-Based Purchasing Model and the Home Health Quality Reporting Program. Under the final rule. Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update percentage, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of -0.9%, and the distributional effects of a 0.5% reduction in payments due to the sunset of the rural add-on provision.

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

Hospice

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update percentage is 1.8%, which reflects a market basket update of 2.9%, reduced 0.8% by a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the ACA. The hospice payment update percentage will be reduced by an additional 2.0%, for a net -0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update percentage rather than the consumer price index. Accordingly, it is anticipated that there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. This change may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed by Medicare in the aggregate by physicians, nurse practitioners and physician assistants. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

Senior Living Facilities
Senior living facility revenue is primarily derived from private pay patients at rates we establish based upon the needs of the resident, the amount of services we provide the resident, and market conditions in the area of operation. In addition, Medicaid or other state-specific programs may supplement payments for board and care services provided in senior living facilities. A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities under waivers granted by or under Medicaid state plans approved by CMS. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to skilled nursing facility (SNF) operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. As a result of the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding.

Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the ACA, and other authorities, through the use of several programs.
Regulations
On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014, which averted a 24% cut in Medicare payments to physicians and other Part B providers until March 31, 2015. In addition, this law maintained the 0.5% update for such services through December 31, 2014 and provides a 0.0% update to the 2015 Medicare Physician Fee Schedule (MPFS) through March 31, 2015. Among other things, this law provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS will withhold 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.
On April 16, 2015, President Obama signed MACRA into law. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid.
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
On January 2, 2013 President Obama signed the American Taxpayer Relief Act of 2012 into law. This statute delayed significant cuts in Medicare rates for physician services until December 31, 2013. The statute also created a Commission on Long-Term Care, the goal of which was to develop a plan for the establishment, implementation, and financing of a comprehensive, coordinated, and high-quality system that ensures the availability of long-term care services and supports for individuals in need of such services and supports.
On February 22, 2012, President Obama signed into law H.R. 3630, which among other things, delayed a cut in physician and Part B services.  In establishing the funding for the law, payments to nursing facilities for patients' unpaid Medicare A co-insurance was reduced. The Deficit Reduction Act of 2005 had previously limited reimbursement of bad debt to 70% on privately responsibility co-insurance. However, under H.R. 3630, this reimbursement will be reduced to 65%.
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
On October 17, 2018, CMS announced its Medicare Part B monthly actuarial rates, premium rates and annual deductible beginning on January 1, 2019. The monthly actuarial rates for 2019 are $264.90 for aged enrollees and $315.40 for disabled. Further, on November 23, 2018 CMS issued a final rule addressing the changes to the Medicare physician fee schedule (PFS) and other Medicare Part B policies. The statute requires CMS to establish payments under the PFS based on national uniform relative value units (RVUs) that account for the relative resources used in furnishing a service. The statute requires that RVUs be established for three categories of resources: Work; practice expense (PE); and malpractice (MP) expense. In addition, the statute requires that CMS establish by regulation each year's payment amounts for all physicians' services paid under the PFS, incorporating geographic adjustments to reflect the variations in the costs of furnishing services in different geographic areas. In this final rule, CMS establishes RVUs for CY 2019 for the PFS, and other Medicare Part B payment policies, to ensure that its payment systems are updated to reflect changes in medical practice and the relative value of services, as well as changes in the statute.

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

Future cost containment initiatives undertaken by private third party payors may limit our future revenue and profitability.

Our non-Medicare and non-Medicaid revenue and profitability are affected by continuing efforts of third party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. There can be no assurance that third party payors will make timely payments for our services, or that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare and non-Medicaid sources of revenue and any changes in payment levels from current or future third party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporates all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings. As of July 2018, CMS provides rates of hospitalizations for long-stay residents in each facility’s confidential “Nursing Home Compare Five-Star Ratings of Nursing Homes Provider Rating Report.” As of October 2018, the long-stay hospitalization measure is posted on the Nursing Home Compare website as a long-stay quality measure. It is anticipated that in the Spring of 2019, this quality measure will be included in the Five Star Quality Rating System.

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

On June 28, 2012, the United States Supreme Court ruled that the enactment of ACA did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of ACA to proceed. The provisions of ACA discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-

term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of ACA. It is possible that these and other provisions of ACA may be interpreted, clarified, or applied to our affiliated facilities or operating subsidiaries in a way that could have a material adverse impact on the results of operations.

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

CMS has issued and will continue to issue rules to implement the ACA. Courts will continue to interpret and apply the ACA’s provisions. We cannot predict what effect these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement and adversely affect our business.

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
A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Court for the Northern District of Texas held the individual mandate provisions, and therefore the entirety of ACA, unconstitutional. The impact of the ruling is stayed as it is appealed to the Fifth Circuit Court of Appeals. Our business may be materially impacted in the event that the ACA in part, or in its entirety, is ruled unconstitutional. Furthermore, the uncertainty regarding the constitutionality of the ACA, or specific provisions therein, may negatively affect our business.

Congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the healthcare industry. In the event that legal challenges are successful or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, certain proposals, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and the current administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines.

Our success depends upon our ability to retain and attract nurses, Certified Nurse Assistants, social workers and speech, physical and occupational therapists. Our success also depends upon our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our affiliated facilities. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff that is directly responsible for day-to-day care of the patients and marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.

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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC, UPIC and MIC collectively referred to as Reviews, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2018, we had 16 operating subsidiaries that had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment.

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

The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to federal and state investigations and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others take away from the time and energy that these individuals could otherwise spend on routine operations. As noted, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future. We currently have no affiliated facilities operating under provisional licenses which were the result of inspection deficiencies.

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

Depending on the type of operation and state regulation, unannounced surveys or inspections may occur annually, every other year, or every third year and following a regulator's receipt of a complaint from a patient, resident or employee of an affiliated operation. During such surveys or inspections, operations may be found to be deficient under Medicare, Medicaid or state licensing standards. Most deficiencies can be resolved through a written plan of corrective action, but the reviewing agency may also have authority to impose additional sanctions on a provider, including civil monetary penalties or other fines, a provisional or conditional license, the suspension or revocation of a license, or a suspension of new admissions or denial of payment for new Medicaid and Medicare admissions, civil monetary penalties, focused state and federal oversight and even loss of eligibility for Medicaid and Medicare participation or state licensure. Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance. In the past, some of our affiliated facilities have been in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification, would further negatively affect our financial condition and results of operations. In 2016, we elected to voluntarily close one operating subsidiary as a result of multiple regulatory deficiencies in order to avoid continued strain on our staff and other resources and to avoid restrictions on our ability to acquire new facilities or expand or operate existing facilities. In addition, from time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. If we elect to voluntary close any operations in the future or to opt to stop accepting new patients pending completion of a state or federal survey, it could negatively impact our financial condition and results of operation.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2018 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses was $2,010 in 2018 compared to $1,980 in 2017. For occupational therapy (OT) services, the limit was $2,010 for 2018 compared to $1,980 in 2017. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit. Beginning January 1, 2019, the new Therapy Cap is $2,040 for physical therapy (PT) and speech-language pathology (SLP) services combined, and $2,040 for occupational therapy (OT), separately.

On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (BBA of 2018). This new law includes several provisions related to Medicare payments for services beginning on January 1, 2018. With regard to payment for outpatient therapy services, the law repeals application of the Medicare outpatient therapy caps but retains the former cap amounts as a threshold above for services that are medically necessary. The new law retains the targeted medical review process, but at a lower threshold amount. It also extends several recently expired Medicare legislative provisions affecting health care providers and beneficiaries, including the Medicare physician fee schedule work geographic adjustment floor.

On November 1, 2018, CMS issued a final rule that revises the payment policies under the Medicare Physician Fee Schedule which includes other revisions to Medicare Part B and the Quality Payment Program for CY 2019. One of the proposed revisions relates to functional reporting by therapists who provide outpatient services (including services to LTC Residents of the SNF under the Medicare Part B program). To date, therapists that provide outpatient services are required to include functional status information and at certain intervals the patient’s severity on claims for such therapy services. Consistent with CMS’ “Patients over Paperwork” initiative the agency eliminated the burdensome claims-based functional reporting requirements for Part B therapy services. Starting January 2019, SNFs will no longer be required to append the following non-payable functional limitation G-codes-G8978 through G8999 and G9158 through G9186 or the following severity modifiers-CH through CN-to any outpatient therapy claim. This would reduce the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients. This may result in greater reimbursement for outpatient therapy services as therapists who provide outpatient services may spend more time with patients.

A second part to the Physician Fee Schedule Final Rule is that CMS established new therapy assistant claim modifiers that will be required starting in CY 2020. When a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides all or part of treatment on a given day, the Balance Budget Act requires a 15 percent therapist assistant payment reduction be applied to the claim for that day starting in 2022.

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided under subsequent procedures are provided on the same day. The implementation of MPPR includes (1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and (2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.

The BBA of 2018 implemented a targeted medical review program for some PT/SLP and OT services over $3,000 per year.

Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. The CY 2019 conversion factor is $36.0391 which reflects the update adjustment factor of 0.25 percent and the budget neutrality adjustment of -0.14%. Further, the BBA of 2018, Section 50201 - Extension of Work Geographic Practice Cost Index (GPCI) Floor, extended a provision raising the Work GPCI to 1.000 for all localities that currently have a Work GPCI of less than 1.000 through December

31, 2019. Additionally, as required by the ACA, the 1.5 work GPCI floor for Alaska and the 1.0 practice expense GPCI floor for frontier states are permanent, and therefore, applicable in CY 2019.

After all required adjustments, the conversion factor has increased from $35.9996 for CY 2018 to $36.0391 for CY 2019. However, Table 94 in the Final Rule titled CY 2019 PFS Estimated Impact on Total Allowed Charges by Specialty indicates that, due to relative changes in the weights of various PFS procedure codes, the value of Part B physical and occupational therapy code payments in aggregate will decrease approximately 1.0% in 2019. Based on our CPT code usage in 2018, we have projected an estimated 1.24% decrease with the new physician fee schedule.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. The caps are detailed below:

The inpatient cap limits hospice care provided on an inpatient basis. This cap limits the number of days that are paid at the higher inpatient care rate to 20% of the total number of days of hospice care that are provided to all Medicare beneficiaries served by a provider. The daily rate for all days exceeding the cap is the standard Medicare hospice daily rate, and the provider must reimburse Medicare for any payments in excess of that amount.

The overall payment cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments to a hospice provider during the period. We estimate our potential cap exposure by using available information to compare our actual reimbursement for all hospice services provided during the period to the number of beneficiaries we served multiplied by the statutory per beneficiary cap amount.

If payments received by any of our hospice providers exceed either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the year ended December 31, 2018 we recorded $0.9 million of hospice cap expense.

Failure to comply with quality reporting requirements may negatively impact reimbursement to our home health and hospice operating subsidiaries.
The ACA mandated the establishment of quality reporting requirements for home health and hospice providers. Beginning in fiscal year 2014, CMS mandated that failure to submit required quality data would result in a 2.0% reduction to the hospice provider’s market basket percentage increase for that fiscal year. For 2019, hospices are required to submit 12 months of data to the Consumer Assessment of Healthcare Providers & Systems (“CAHPS”) Hospice Survey Data Warehouse. The participation requirements for CY 2019 will affect the FY 2021 APU. Participation requirements for subsequent years will impact subsequent APUs. The HQRP is currently “pay-for-reporting,” meaning it is the act of submitting timely and complete data that determines compliance with the requirements.

In the CY 2015 Home Health Final Rule, CMS proposed to establish a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health providers that do not submit quality reporting data to CMS are subject to a 2.0% reduction in their annual home health payment update percentage. Home health providers are required to report prescribed quality assessment data for a minimum of 90.0% of all patients with episodes of care that occur on or after July 1, 2017.

Should our operating subsidiaries fail to meet quality reporting requirements in the future, one or more of our operations could see a reduction in its Medicare reimbursements. We have incurred and are likely to continue to incur additional expenses in attempting to comply with these quality reporting requirements.

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

In December 2010, the OIG released a report entitled “Questionable Billing by Skilled Nursing Facilities.” The report examined the billing practices of skilled nursing facilities based on Medicare Part A claims from 2006 to 2008 and found, among other things, that for-profit skilled nursing facilities were more likely to bill for higher paying therapy resource utilization groups (RUGs), particularly in the ultra high therapy categories, than government and not-for-profit operators. It also found that for-profit skilled nursing facilities showed a higher incidence of patients using RUGs with higher activities of daily living (ADL) scores, and had a “long” average length of stay among Part A beneficiaries, compared to their government and not-for-profit counterparts. The OIG recommended that CMS vigilantly monitor overall payments to skilled nursing facilities, adjust RUG rates annually, change the method for determining how much therapy is needed to ensure appropriate payments and conduct additional reviews for skilled nursing operators that exceed certain thresholds for higher paying therapy RUGs. CMS concurred with and agreed to take action on three of the four recommendations, declining only to change the methodology for assessing a patient's therapy needs. The OIG issued a separate memorandum to CMS listing 384 specific facilities that the OIG had identified as being in the top one percent for use of ultra high therapy, RUGs with high ADL scores, or “long” average lengths of stay, and CMS agreed to forward the list to the appropriate fiscal intermediaries or other contractors for follow up. Although we believe our therapy assessment and billing practices are consistent with applicable law and CMS requirements, we cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Two of our affiliated facilities have been listed on the report. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-RUGs patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording ADL services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others, as well as other government agencies, unions, advocacy groups and others who seek to pursue their own mandates and agendas. In its fiscal year 2014 work plan, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst skilled nursing facilities.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2018, 68.5% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On February 26, 2009, Congress reintroduced the Fairness in Nursing Home Arbitration Act of 2009. After failing to be enacted into law in the 110th Congress in 2008, the Fairness in Nursing Home Arbitration Act of 2009 was introduced in the 111th

Congress and referred to the House and Senate judiciary committees in March 2009. The 111th Congress did not pass the bill and therefore has been cleared from the present agenda. This bill was reintroduced in the 112th Congress as the Fairness in Nursing Home Arbitration Act of 2012, and was referred to the House Judiciary committee. There has not been significant movement on this bill in some time. However if this bill is ever enacted, this bill would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

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

During the year ended December 31, 2018, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of four stand-alone skilled nursing operations, seven stand-alone assisted living operations, three campus operation, four home health agencies, three hospice agency and two home care agency with a total of 744 operational skilled nursing beds and 650 assisted living units. During the year ended December 31, 2017, we added to our operations twelve stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies, three hospice agencies and one home care agency with a total of 1,360 operational skilled nursing beds and 594 assisted living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

On August 10, 2016, CMS modified the Five Star Quality Rating System for nursing homes to include five of the six new quality measures added April 27, 2016 to its consumer-based Nursing Home Compare website as part of an initiative to broaden the quality of information available on that site. They include the rate of rehospitalization, emergency room use, community discharge, improvements in function, and independently worsened ability to move. In 2017, CMS issued a temporary freeze of the Health Inspection Five Star Ratings beginning in 2018 that is scheduled to end in the spring of 2019. The health inspection star rating for recertification surveys and complaints conducted on or after November 28, 2017 will be frozen. The freeze of the Health Inspection Five Star Ratings and the increase in the standards for performance on quality measures could reduce the number of our 4 and 5 star facilities. If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be adversely affected.

On April 6, 2018, CMS announced that starting in April 2018, CMS will use PBJ data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS will be using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limited to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities saw an increase or decrease in their overall Star rating depending on whether their PBJ data will positively or negatively impact them.

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

With few exceptions, workers' compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (SIR) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, except Washington, Wyoming and Texas, and elected non-subscriber status for workers' compensation in Texas. In Washington and Wyoming, the insurance coverage is financed through premiums paid by the employers and employees. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

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
As of December 31, 2018, we leased 172 of our 244 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of December 31, 2018, our operating subsidiaries had $123.1 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. In December 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $12.7 million as of December 31, 2018 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of December 31, 2018. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Further, a substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Many of the states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.

In August 2016, CMS initiated its implementation of a three-year Medicare pre-claim review demonstration for home health services provided to beneficiaries in the state of Illinois. As of December 10, 2018 this demonstration was set to expand to other states including Ohio, North Carolina, Florida and Texas; however, CMS suspended the program indefinitely, but can restart the demonstration in the announced states after providing 30 days' notice. If the program were to restart, this process could result in increased administrative costs or delays in reimbursement for home health services in states subject to the demonstration. We currently operate in the state of Texas and would be impacted by the expansion of the demonstration in that state.

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

We are a holding company with no direct operating assets, employees or revenues. Each of our affiliated facilities is operated through a separate, wholly-owned, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Service Center.  We currently lease 29,829 square feet of office space in Mission Viejo, California for our Service Center pursuant to a lease that expires in August 2019. We have two options to extend our lease term at this location for an additional five-year term for each option. In 2015, we expanded our information technology department and entered into a lease of an office space of 4,972 square feet in Rancho Santa Margarita, California. The lease expires in July 31, 2019. We have two options to extend our lease term at this location for an additional five-year term for each option. In June 2018, we acquired an office building located in San Juan Capistrano, California for a purchase price of $31.0 million to accommodate our growing Service Center team. The property consists of approximately 38,000 square feet of usable office space.

Facilities. As of December 31, 2018, we operated 244 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 25,279 patients. As of December 31, 2018, we owned 72 of our 244 affiliated facilities and leased an additional 172 facilities through long-term lease arrangements, and had options to purchase 12 of those 172 facilities. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds at our skilled nursing and assisted and independent living facilities at December 31, 2018:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of operational beds/units
Operational skilled nursing bed	5,807	4,164	3,448	128	1,769	766	841	767	413	628	368	424	92	19,615
Assisted and independent living units	843	735	1,249	758	106	619	98	290	304	246	31	—	385	5,664
Leased without a Purchase Agreement	5,216	4,043	3,851	—	1,248	570	735	453	367	188	399	—	403	17,473
Purchase Agreement or Leased with a Purchase Option	353	318	140	—	159	125	—	—	—	325	—	—	—	1,420
Owned	1,081	538	706	886	468	690	204	604	350	361	—	424	74	6,386

Home health and hospice agencies. As of December 31, 2018, we had 54 home health, hospice and home care agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming.

The following table provides summary information regarding the locations of our home health, home care and hospice agencies at December 31, 2018:

State	Home Health and Home Care Services	Hospice Services
Arizona	2	4
California(1)	5	4
Colorado	2	1
Idaho(1)	3	2
Iowa	1	1
Nevada	—	1
Oklahoma(1)	2	1
Oregon	1	1
Texas	2	3
Utah(1)	6	3
Washington(1)	6	1
Wyoming(1)	1	1
Total	31	23

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

Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer by the Company's independent operating subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operating skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

Litigation — We are party to various legal actions and administrative proceedings, and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in response to these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had independent operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which our independent operating subsidiaries do business.

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the Federal False Claims Act (FCA) and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

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
We and our independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. A significant increase in the number of these claims, or an increase in the amounts due as a result of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
In August 2011, we were named as a Defendant in a class action litigation alleging violations of state and federal wage and hour law. In January 2017, we participated in an initial mediation session with plaintiffs' counsel.
In March 2017, we were invited to engage in further settlement discussions to determine whether a resolution of the case was possible in advance of a decision on class certification. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit was approved by the Court. We funded the settlement amount of $11.0 million in December 2017, and the funds were distributed to the class members in the first quarter of 2018. We received $1.7 million related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.
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

Other claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care industry. For example, we and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations of state and federal wage and hour law. If there were a significant increase in the number of these claims or an increase in amounts due as a result of these claims, this could materially adversely affect our business, financial condition, results of operations and cash flows.

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
Medicare Revenue Recoupments — We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC, UPIC and MIC (collectively referred to as "Reviews"). As of December 31, 2018, 16 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to all billing in the same time period. As of December 31, 2018, the affiliated independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.

U.S. Government Inquiry and Corporate Integrity Agreement — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain of our independently operating skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we executed a final settlement agreement with the Government and remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution.

See additional description of our contingencies in Notes 14, Debt, 16, Leases and 18, Commitments and Contingencies in
Notes to Consolidated Financial Statements.

Item 4.        Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. As of February 1, 2019, there were approximately 256 holders of record of our common stock.

Dividend Policy

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock.

Issuer Repurchases of Equity Securities

Stock Repurchase Programs. As approved by our Board of Directors on April 3, 2018, we entered into a stock repurchase program pursuant to which we may repurchase up to $30.0 million of our common stock under the program for a period of approximately 11 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program is scheduled to expire on February 20, 2019. To date, we have not purchased any shares pursuant to this stock repurchase program.

On February 8, 2017, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $30.0 million of our common stock under the program for a period of 12 months. The stock repurchase program expired on February 8, 2018. During the year ended December 31, 2017, we repurchased 0.4 million shares of our common stock for a total of $7.3 million.

On February 9, 2016, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $15.0 million of our common stock over a period of 12 months. During the first quarter of 2016, we repurchased 0.7 million shares of our common stock for a total of $15.0 million and the repurchase program expired upon the repurchase of the full authorized amount under the plan.

Item 6. Selected Financial Data

All share and per share amounts presented reflect a two-for-one stock split effected in December 2015. The financial data set forth below should be read in connection with Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and related notes thereto:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(In thousands, except per share data)
Revenue
Service revenue	$1,888,862	$1,712,670	$1,531,228	$1,253,698	$978,558
Assisted and independent living revenue	151,797	136,647	123,636	88,128	48,848
Total revenue(1)	$2,040,659	$1,849,317	$1,654,864	$1,341,826	$1,027,406
Expense
Cost of services(1)	1,627,672	1,497,703	1,341,814	1,067,694	822,669
(Return of unclaimed class action settlement)/charges related to class action lawsuit	(1,664)	11,000	—	—	—
Losses (gains) related to divestitures (2)	—	2,321	(11,225)	—	—
Rent—cost of services	138,512	131,919	124,581	88,776	48,488
General and administrative expense	100,307	80,617	69,165	64,163	56,895
Depreciation and amortization	47,344	44,472	38,682	28,111	26,430
Total expenses	1,912,171	1,768,032	1,563,017	1,248,744	954,482
Income from operations	128,488	81,285	91,847	93,082	72,924
Other income (expense):
Interest expense	(15,182)	(13,616)	(7,136)	(2,828)	(12,976)
Interest income	2,063	1,609	1,107	845	594
Other expense, net	(13,119)	(12,007)	(6,029)	(1,983)	(12,382)
Income before provision for income taxes	115,369	69,278	85,818	91,099	60,542
Provision for income taxes(3)	22,841	28,445	32,975	35,182	26,801
Net income	92,528	40,833	52,843	55,917	33,741
Less: net income (loss) attributable to noncontrolling interests	164	358	2,853	485	(2,209)
Net income attributable to The Ensign Group, Inc.	$92,364	$40,475	$49,990	$55,432	$35,950
Net income per share attributable to The Ensign Group, Inc.:
Basic	$1.78	$0.79	$0.99	$1.10	$0.80
Diluted	$1.70	$0.77	$0.96	$1.06	$0.78
Weighted average common shares outstanding:
Basic	52,016	50,932	50,555	50,316	44,682
Diluted	54,397	52,829	52,133	52,210	46,190
(1) As a result of the adoption of Accounting Standard Codification (ASC) 606 in 2018, the majority of what was previously presented as bad debt expense in cost of services has been incorporated as an implicit price concession factored into the calculation of net revenues for fiscal year 2018. The comparative information in prior years has not been restated and continues to be reported under the accounting standards in effect for the period presented.

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

(3) 2017 includes the significant impact of the enactment of the Tax Cuts and Job Act (the "Tax Act") discussed further in Note 13 to the Consolidated Financial Statements. 2018 reflects a lower effective tax rate than the years prior to the enactment of the Tax Act. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21%.

	December 31,
	2018	2017	2016	2015	2014

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,083	$42,337	$57,706	$41,569	$50,408
Working capital	78,845	142,255	121,934	115,104	83,209
Total assets	1,181,958	1,102,433	1,001,025	747,759	493,916
Long-term debt, less current maturities	233,135	302,990	275,486	99,051	68,279
Equity	602,340	500,059	460,495	426,985	257,803
Cash dividends declared per common share	$0.1825	$0.1725	$0.1625	$0.1525	$0.1425

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$175,668	$125,399	$127,676
Adjusted EBITDA	195,615	169,276	150,098
Valuation Metric
Adjusted EBITDAR	$319,449	$284,700	$262,194

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at facilities currently being constructed and other start-up operations;

•	return of unclaimed class action settlement funds, and charges related to the settlement of class action lawsuits;

•	share-based compensation expense;

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	bonus accrual as a result of the Tax Cut and Jobs Act (the Tax Act);

•	business interruption recoveries and losses related to Hurricane Harvey and California fires on impacted operations;

•	operating results and gain on sale of urgent care centers (including the portion related to non-controlling interest);

•	charges related to the Spin-off

•	transaction-related costs;

•	professional costs fees including costs incurred to recognize income tax credits, tax reform impacts, adoption of the new revenue recognition standard and human capital system implementation;

•	break-up fee received in connection with a public auction; and

•	long-lived assets and goodwill impairment, excluding the impact of noncontrolling interest.

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

We believe the use of Adjusted EBITDAR allows the investor to compare operational results of companies who have operating and capital leases. A significant portion of capital lease expenditures are recorded in interest, whereas operating lease expenditures are recorded in rent expense.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(In thousands)
Consolidated statements of income data:
Net income	$92,528	$40,833	$52,843	$55,917	$33,741
Less: net income/(loss) attributable to noncontrolling interests	164	358	2,853	485	(2,209)
Interest expense, net	13,119	12,007	6,029	1,983	12,382
Provision for income taxes	22,841	28,445	32,975	35,182	26,801
Depreciation and amortization	47,344	44,472	38,682	28,111	26,430
EBITDA	$175,668	$125,399	$127,676	$120,708	$101,563

(Earnings)/losses related to operations in the start-up phase	(11,500)	(3,261)	3,850	3,054	—
(Return of unclaimed class action settlement)/charges related to the settlement of the class action lawsuit and insurance claims	(1,664)	11,177	4,924	—	—
Share-based compensation expense(a)	10,337	9,695	9,101	6,677	—
Results related to closed operations and operations not at full capacity(b)	601	4,632	8,705	—	—
Bonus accrual as a result of the Tax Act	—	3,100	—	—	—
Business interruption (recoveries) and losses related to Hurricane Harvey and California fires	(675)	1,242	—	—	—
Operating results and gain on sale of urgent care centers	—	—	(18,893)	(1,132)	(389)
Spin-Off charges including results at three independent living facilities transferred to CareTrust(c)	—	—	—	—	8,904
Transaction-related costs(d)	361	717	1,102	1,397	672
Costs incurred related to system implementation and professional service fee(e)	—	80	1,148	2,817	138
Breakup fee, net of costs, received in connection with a public auction(f)	—	—	—	(1,019)	—
Impairment of long-lived assets and goodwill(g)	7,809	—	—	—	—
Rent related to items above	14,678	16,495	12,485	2,746	1,941
Adjusted EBITDA	$195,615	$169,276	$150,098	$135,248	$112,829
Rent—cost of services	138,512	131,919	124,581	88,776	48,488
Less: rent related to items above	(14,678)	(16,495)	(12,485)	(2,746)	(1,941)
Adjusted EBITDAR	$319,449	$284,700	$262,194	$221,278	$159,376

(a)
Share-based compensation expense incurred during the years ended December 31, 2018, 2017, 2016 and 2015. Adjusted EBITDA and EBITDAR for the year ended December 31, 2014 did not include a non-GAAP adjustment related to share-based compensation expense of $5.2 million. If adjusted for share-based compensation expense, Adjusted EBITDA for the year ended December 31, 2014 would have been $118.0 million and Adjusted EBITDAR for the year ended December 31, 2014 would have been $164.6 million.

(b)
Represents results at closed operations and operations not at full capacity during the years ended December 31, 2018, 2017, and 2016 including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. Included in the year ended December 31, 2017, results is the loss recovery of $1.3 million of certain losses related to a closed facility in 2016.

(c)	Charges including results at three independent living facilities transferred to CareTrust in connection with the spin-off transaction (the Spin-Off) completed the Spin-Off in 2014.
(d) Costs incurred to acquire operations which are not capitalizable.
(e) Costs incurred related to systems implementation and professional fees associated with income tax credits, tax reform impacts and adoption of the new revenue recognition standard; and expenses incurred in connection with the stock-split effected in December 2015.
(f) Break-up fee, net of costs, received in connection with a public auction in which we were the priority bidder.
(g) Impairment charges of long-lived assets and goodwill during year ended December 31, 2018, excluding the impact of non-controlling interest of $0.5 million. Including the impact of noncontrolling interest, the impairment charge is $8.3 million.

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, hospice, home care and other ancillary services. As of December 31, 2018, we offered skilled nursing, assisted living and rehabilitative care services through 244 skilled nursing and assisted living facilities. Of the 244 facilities, we owned 72 and operated an additional 172 facilities under long-term lease arrangements, and have options to purchase 12 of those 172 facilities. Our home health and hospice business provides home health, hospice and home care services from 54 agencies across twelve states.

The following table summarizes our affiliated facilities and operational skilled nursing, assisted living and independent living beds by ownership status as of December 31, 2018:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	72	12	160	244
Percentage of total	29.5%	4.9%	65.6%	100.0%
Operational skilled nursing beds	4,013	1,236	14,366	19,615
Percentage of total	20.5%	6.3%	73.2%	100.0%
Assisted and independent living units	2,373	184	3,107	5,664
Percentage of total	41.9%	3.2%	54.9%	100.0%
Recent Activities
Adoption of Revenue Recognition Standard - On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) under the modified retrospective method. The new revenue standard outlines a single, comprehensive model requiring revenue to be recognized upon transfer of control of the promised goods or services to the customer at an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The adoption of ASC 606 did not have a material impact on the measurement nor the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018.
The new accounting standard had the following effects on our presentation and disclosure:
•The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material changes in those implicit price concessions, that are the result of an adverse change in a patient’s ability to pay, are recorded as bad debt expense. We did not have material bad debt expense as of December 31, 2018. See Note 3, Revenue and Accounts Receivable, in the Notes to the Consolidated Financial Statements.
•Prior period results reflect reclassifications, for comparative purposes, for the presentation of assisted and independent living revenue. Historically, we have only presented total revenue for all services. This reclassification had no effect on the reported results of operations.
Common Stock Repurchase Program - As approved by the Board of Directors on April 3, 2018, we entered into a stock repurchase program pursuant to which we may repurchase up to $30.0 million of our common stock under the program for a period of approximately 11 months. To date, we have not purchased any shares pursuant to this stock repurchase program.
Key Performance Indicators

We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. Revenue associated with these metrics are generated based on contractually agreed-upon amounts or rate, excluding the estimates of variable consideration under the revenue recognition standard, ASC 606. These indicators and their definitions include the following:
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Year Ended December 31,
	2018	2017	2016
Skilled Mix:
Days	29.5%	30.3%	30.9%
Revenue	49.6%	51.1%	52.5%
Quality Mix:
Days	41.7%	42.8%	43.4%
Revenue	58.1%	59.7%	61.0%

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
The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Occupancy for transitional and skilled services:
Operational beds at end of period	19,615	18,870	17,724
Available patient days	6,984,685	6,699,025	6,125,902
Actual patient days	5,405,952	5,050,140	4,620,735
Occupancy percentage (based on operational beds)	77.4%	75.4%	75.4%

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

	Year Ended December 31,
	2018	2017	2016
Occupancy for assisted and independent living services:
Occupancy percentage (units)	75.7%	76.4%	76.0%
Average monthly revenue per unit	$2,861	$2,800	2,746

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Home health services:
Average Medicare revenue per completed episode	$2,982	$3,028	$2,986
Hospice services:
Average daily census	1,329	1,102	905
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

We are participating in supplemental payment programs in various states that provide supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as city and county hospital districts. Several of our operating subsidiaries entered into transactions with several such hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected operating subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.

Assisted and Independent Living Services.

Within our assisted and independent living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services

Home Health. We provided home health care in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming as of December 31, 2018. We derive the majority of our revenue from our home health business from Medicare and managed care. The payment is adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. The home health prospective payment system (PPS) provides home health agencies with payments for each 60-day episode of care for each beneficiary. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. The payment under the Medicare program is also adjusted for certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) a payment adjustment based upon the level of therapy services required; (d) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (e) changes in the base episode payments established by the Medicare program; (f) adjustments to the base episode payments for case mix and geographic wages; and (g) recoveries of overpayments.

Hospice. As of December 31, 2018, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded.

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

Other

As of December 31, 2018, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We have historically operated urgent care clinics in Colorado and Washington. Our urgent care centers provided daily access to healthcare for minor injuries and illnesses, including x-ray and lab services, all from convenient neighborhood locations with no appointments. In 2016, we completed the sale of all our urgent care centers.

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

Facility Rent - Cost of Services.  Rent - cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party real estate owners. Our subsidiaries lease and operate but do not own the underlying real estate and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements.

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

On January 1, 2018, we adopted Accounting Standard Codification 606 (ASC 606) applying the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC 606 did not have a material impact on the measurement, nor on the recognition of revenue of contracts, for which all revenue had not been recognized as of January 1, 2018. Therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 3, Revenue and Accounts Receivable, in the Notes to Consolidated Financial Statements, for our revenue recognition policy under ASC 606.

Revenue Recognition

Our revenue is derived primarily from providing healthcare services to our patients. Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which we expect to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services in transitional and skilled, home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. We determine the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration. We use the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from our estimates, we adjust these estimates, which would affect net service revenue in the period such variances become known.
Revenue from the Medicare and Medicaid programs accounted for 68.5%, 68.4% and 67.8% of our consolidated total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. We recorded adjustments to revenue which were not material to our consolidated revenue or Financial Statements for the years ended December 31, 2018, 2017 and 2016.
Disaggregation of Revenue
We disaggregate revenue from contracts with its patients by reportable operating segments and payors. We determine that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue as well as revenue by payor is provided in Note 6, Business Segments of the Notes to Consolidated Financial Statements.
Our service specific revenue recognition policies are as follows:
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
Assisted and Independent Living Revenue

Our assisted and independent living revenue consists of fees for basic housing and assisted living care. Accordingly, we record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.
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
We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation and other reasons unrelated to credit risk. Revenue is also adjusted for estimates for variable consideration. Therefore, we believe that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.
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
Hospice Revenue
Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates, net of estimates for variable consideration. The estimated payment rates are daily rates for each of the levels of care we deliver. We make adjustments to revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons, including credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increases to other accrued liabilities.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts and other currently available evidence. See Note 3, Revenue and Accounts Receivable of the Notes to Consolidated Financial Statements.
Self-Insurance

We are partially self-insured for general and professional liability up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $0.5 million per claim, subject to an additional one-time deductible of $0.8 million for California affiliated operations and a separate, one-time, deductible of $1.0 million for non-California operations. For all affiliated operations, except those located in Colorado, the third-party coverage above these limits is $1.0 million per claim, $3.0 million per operation, with a $5.0 million blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1.0 million per claim and $3.0 million per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas, Washington and Wyoming for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital.
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
Our operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, we have purchased individual specific excess insurance coverage that insures individual claims that exceed $0.5 million per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and we have purchased individual stop-loss coverage that insures individual claims that exceed $0.8 million per occurrence. Our operating subsidiaries in all other states, with the exception of Washington and Wyoming, are under a loss sensitive plan that insures individual claims that exceed $0.4 million per occurrence. In Washington and Wyoming, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, Washington and Wyoming, we have purchased insurance coverage that insures individual claims that exceed $0.4 million per accident. In all states except Washington and Wyoming, we accrue amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. We use actuarial valuations to estimate the liability based on historical experience and industry information.
We self-fund medical (including prescription drugs) and dental healthcare benefits to the majority of our employees. We are fully liable for all financial and legal aspects of these benefit plans. To protect the Company against loss exposure with this policy, we have purchased individual stop-loss insurance coverage that insures individual claims that exceed $0.3 million for each covered person with an additional one-time aggregate individual stop loss deductible of $0.1 million. Beginning 2016, our policy does not include the additional one-time aggregate individual stop loss deductible of $0.1 million.
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

Acquisition Accounting

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

In accounting for acquisitions of assets and businesses, we are required to record the assets and liabilities of the acquired business at fair value. In developing estimates of fair values for long-lived assets, we utilize a variety of factors including market data, cash flows, growth rates, and replacement costs. Determining the fair value for specifically identified intangible assets involves significant judgment, estimates and projections related to the valuation to be applied to intangible assets such as favorable leases, customer relationships, Medicare licenses, and trade names. The subjective nature of management’s assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as we amortize finite-lived acquired intangible assets over time, the purchase accounting allocation directly impacts the amortization expense recorded on the financial statements.
On January 1, 2018, we adopted Accounting Standards Codification Topic 805, Clarifying the Definition of a Business (ASC 805) prospectively, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. We anticipate that future acquisitions will be classified as a mixture of business and asset acquisitions under the new guidance.

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
The Tax Cuts and Jobs Act (the Tax Act), which was enacted in December 2017, decreased the corporate income tax rate from 35.0% to 21.0% beginning on January 1, 2018. Our actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions, and the excess tax benefits impact of share-based payment awards. See Note 13, Income Taxes of the Notes to Consolidated Financial Statements for further detail.

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

Recent Accounting Standards Adopted by the Company

In 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under this new standard and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may apply the new standard either retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the measurement, nor on the recognition of revenue of contracts, for which all revenue had not been recognized as of January 1, 2018. Therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See further discussion at Note 3, Revenue and Accounts Receivable to the Notes to Consolidated Financial Statements.

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

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The fair value of assets for seventeen of the Company's acquisitions during the year ended December 31, 2018 was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with ASC 805. The fair value of assets for the remaining six acquisitions during the year ended December 31, 2018 was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with ASC 805. Some of these acquisitions would have been classified as business combinations prior to the adoption of the ASU. The Company anticipates that future acquisitions will be classified as a mixture of business and asset acquisitions under the new guidance.

In March 2018, we adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released in December 2017, when the Tax Act was signed into law. Additional information regarding the adoption of this standard is contained in Note 13, Income Taxes.

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases with terms longer than 12 months on the balance sheet and disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The classification criteria for distinguishing between operating and finance (previously capital) leases are substantially similar to the previous lease guidance, but with no explicit bright lines.

We adopted the standard as of January 1, 2019, electing the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We have elected the package of practical expedients permitted under the transition guidance within the new guidance, which among other things, allows us to carryforward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease and non-lease components for all of our leases as the non-lease components are not significant to the overall lease costs.

The adoption of this standard resulted in recognition of net lease assets and lease liabilities of approximately $1.1 billion and $1.0 billion, respectively, on our consolidated balance sheets as of January 1, 2019. We recorded an adjustment, gross of tax, of $12.1 million to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction, which will result in an increase in rent expense of $0.7 million annually as we will no longer be able to recognize the gain in our consolidated statement of income as a result of the adoption of the new lease standard. In addition, initial direct cost associated with our lease agreements and favorable lease assets of $27.0 million would be classified into right of used assets on the adoption date. We do not believe the standard will materially affect our consolidated net earnings or have a notable impact on liquidity or debt-covenant compliance under the current agreements.

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2018	2018 adjusted to reflect prior revenue guidance	2017	2016
Revenue
Service revenue	92.6%	92.7%	92.6%	92.5%
Assisted and independent living revenue	7.4	7.3	7.4	7.5
Total revenue	100.0	100.0	100.0	100.0
Expense
Cost of services	79.8	80.1	81.0	81.1
(Return of unclaimed class action settlement)/charges related to class action lawsuit	(0.1)	(0.1)	0.6	—
Losses (gains) related to divestitures	—	—	0.1	(0.7)
Rent—cost of services	6.9	6.7	7.1	7.5
General and administrative expense	4.9	4.8	4.4	4.2
Depreciation and amortization	2.3	2.3	2.4	2.3
Total expenses	93.8	93.8	95.6	94.4
Income from operations	6.2	6.2	4.4	5.6
Other income (expense):
Interest expense	(0.7)	(0.7)	(0.7)	(0.4)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.6)	(0.6)	(0.6)	(0.3)
Income before provision for income taxes	5.6	5.6	3.8	5.3
Provision for income taxes	1.1	1.1	1.5	2.0
Net income	4.5	4.5	2.3	3.3
Less: net income attributable to noncontrolling interests	—	—	0.1	0.2
Net income attributable to The Ensign Group, Inc.	4.5%	4.5%	2.2%	3.1%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

	Year Ended December 31,
	2018		2018 adjusted to reflect prior revenue guidance		2017
	$	%	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$1,679,012	82.3%	$1,709,988	82.5%	$1,545,210	83.6%
Assisted and independent living services	151,797	7.4	151,797	7.3	136,646	7.4
Home health and hospice services:
Home health	86,379	4.2	87,728	4.2	73,045	3.9
Hospice	82,658	4.1	83,143	4.0	69,358	3.8
Total home health and hospice services	169,037	8.3	170,871	8.2	142,403	7.7
All other (1)	40,813	2.0	40,813	2.0	25,058	1.3
Total revenue	$2,040,659	100.0%	$2,073,469	100.0%	$1,849,317	100.0%
(1) Includes revenue from services generated in our ancillary services.

Our consolidated revenue increased $191.3 million, or 10.3%. Revenue without the adoption of ASC 606 increased $224.2 million or 12.1%. The following analysis incorporates the adoption of ASC 606.

Our transitional and skilled services revenue increased by $133.8 million, or 8.7%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services revenue increased by $15.2 million, or 11.1%, mainly due to the impact of acquisitions, coupled with an increase in average monthly revenue per unit compared to the prior year period. Our home health and hospice services revenue increased by $26.6 million, or 18.7%, mainly due to an increase in census in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2017 for all segments increased our consolidated revenue by $124.3 million during the year ended December 31, 2018 when compared to the same period in 2017. See the 2018 numbers without the adoption of ASC 606 in the table above for a true comparison of year over year movement.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue (as reported)	$1,679,012	$1,545,210	$133,802	8.7%
Transitional and skilled revenue (adjusted to reflect prior revenue guidance)	1,709,988	1,545,210	164,778	10.7%
Number of facilities at period end	164	160	4	2.5%
Number of campuses at period end*	24	21	3	14.3%
Actual patient days	5,405,952	5,050,140	355,812	7.0%
Occupancy percentage — Operational beds	77.4%	75.4%		2.0%
Skilled mix by nursing days	29.5%	30.3%		(0.8)%
Skilled mix by nursing revenue	49.6%	51.1%		(1.5)%

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue (as reported)	$1,143,913	$1,108,822	$35,091	3.2%
Transitional and skilled revenue (adjusted to reflect prior revenue guidance)	1,164,930	1,108,822	56,108	5.1%
Number of facilities at period end	108	108	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	3,515,147	3,485,195	29,952	0.9%
Occupancy percentage — Operational beds	78.8%	78.2%		0.6%
Skilled mix by nursing days	30.9%	30.8%		0.1%
Skilled mix by nursing revenue	51.3%	51.5%		(0.2)%

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue (as reported)	$399,747	$382,805	$16,942	4.4%
Transitional and skilled revenue (adjusted to reflect prior revenue guidance)	407,351	382,805	24,546	6.4%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	1,424,563	1,371,769	52,794	3.8%
Occupancy percentage — Operational beds	75.0%	72.1%		2.9%
Skilled mix by nursing days	28.8%	30.1%		(1.3)%
Skilled mix by nursing revenue	48.4%	51.5%		(3.1)%

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue (as reported)	$135,352	$51,715	$83,637	NM
Transitional and skilled revenue (adjusted to reflect prior revenue guidance)	137,707	51,715	85,992	NM
Number of facilities at period end	16	12	4	NM
Number of campuses at period end*	4	1	3	NM
Actual patient days	466,242	187,601	278,641	NM
Occupancy percentage — Operational beds	74.3%	58.1%		NM
Skilled mix by nursing days	21.9%	20.5%		NM
Skilled mix by nursing revenue	38.0%	37.3%		NM

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$1,868	$(1,868)	NM
Actual patient days	—	5,575	(5,575)	NM
Occupancy percentage — Operational beds	—%	34.3%		NM
Skilled mix by nursing days	—%	46.7%		NM
Skilled mix by nursing revenue	—%	71.5%		NM
__________________
* Campus represents a facility that offers both skilled nursing and assisted and/or independent living services. Revenue and expenses related to skilled nursing, assisted and independent living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2015.

(2)	Transitioning Facility results represent all facilities purchased from January 1, 2015 to December 31, 2016.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2017.

(4)
Facility Closed results represent closed operations during year ended December 31, 2017, which were excluded from Same Store and Transitioning results for the year ended December 31, 2017, for comparison purposes.

Transitional and skilled services revenue increased $133.8 million, or 8.7% in 2018 or $164.8 million and 10.7% without the adoption of ASC 606. Of the $133.8 million increase, Medicaid custodial revenue increased $75.6 million, or 12.5%, Medicare and managed care revenue increased $39.0 million, or 5.6%, Medicaid skilled revenue increased $14.8 million, or 14.4%, and private and other revenue increased $4.3 million, or 3.1%.

Transitional and skilled services revenue generated by Same Facilities increased $35.1 million, or 3.2%. Without the adoption of ASC 606, Same Facilities increased $56.1 million, or 5.1%, on a comparable basis. The comparable same store revenue (without the impact of the adoption of ASC 606) was driven by the following factors:

•
Skilled mix revenue increased by $22.0 million, or 4.0%. The increase is driven by the increase in Medicare revenue of 0.6% and managed care revenue of 2.0%, both primarily attributable to growth in revenue per day. Our other skilled revenue also increased by 17.8%.

•
We continue to experience a growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $23.7 million, or 5.4%, mainly driven by an increase in Medicaid days of 1.3%. We also experienced an increase in Medicaid revenue per patient day of 4.2% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $16.9 million, or 4.4%, which includes the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Transitioning Facilities increased $24.5 million, or 6.4%. This is due to increases in total patient days and revenue per patient day of 3.8% and 1.7%, respectively. Our overall managed care revenue increased by $7.2 million, or 9.9%, mainly due to an increase in managed care days of 7.8%.
Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $21.3 million, or 15.2%, mainly driven by a 7.9% increase in Medicaid days and an increase in Medicaid revenue per patient day of 6.6% as a result of our participation in the quality improvement programs and supplemental programs in various states.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $83.6 million, which included the impact of the adoption of ASC 606. Without the adoption of ASC 606 impact, Recently Acquired Facilities increased by approximately $86.0 million, mainly due to seven operations we acquired between January 1, 2018 and December 31, 2018 in four states. In addition, Recently Acquired Facilities in 2017 included three newly built facilities that had low occupancy rates during the start up period. Accordingly, the occupancy rate in 2017 was impacted by the lower census due to start up operations at newly opened facilities.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Skilled Nursing Average Daily Revenue Rates:
Medicare	$615.47	$603.28	$518.33	$508.15	$528.92	$506.12	$580.96	$569.77
Managed care	464.89	451.28	412.42	414.44	415.49	416.25	447.34	440.55
Other skilled	493.63	465.72	354.34	364.65	489.66	470.51	475.59	451.16
Total skilled revenue	530.95	516.26	457.59	457.93	483.67	479.63	509.10	499.51
Medicaid	226.64	217.47	196.47	184.24	221.42	206.32	218.30	208.24
Private and other payors	225.89	202.22	201.03	191.92	226.71	210.28	218.42	209.72
Total skilled nursing revenue	$320.96	$307.35	$272.34	$267.71	$279.86	$262.90	$304.57	$296.84

Our Medicare daily rates at Same Facilities and Transitioning Facilities each increased by 2.0%. The increase is attributable to the 1.0% net market basket increase that became effective in October 2017 coupled with the continuous shift towards higher acuity patients.

Our average Medicaid rates increased 4.8% primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Revenue:
Medicare	23.8%	24.7%	25.9%	29.0%	22.3%	25.8%	24.2%	25.8%
Managed care	17.8	18.2	19.4	19.1	11.9	8.5	17.7	18.1
Other skilled	9.7	8.6	3.1	3.4	3.8	3.0	7.7	7.2
Skilled mix	51.3	51.5	48.4	51.5	38.0	37.3	49.6	51.1
Private and other payors	7.7	7.9	10.1	10.5	11.3	13.2	8.5	8.6
Quality mix	59.0	59.4	58.5	62.0	49.3	50.5	58.1	59.7
Medicaid	41.0	40.6	41.5	38.0	50.7	49.5	41.9	40.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Percentage of Skilled Nursing Days:
Medicare	12.3%	12.6%	13.6%	15.3%	11.7%	13.4%	12.6%	13.4%
Managed care	12.2	12.5	12.8	12.3	8.0	5.4	12.0	12.2
Other skilled	6.4	5.7	2.4	2.5	2.2	1.7	4.9	4.7
Skilled mix	30.9	30.8	28.8	30.1	21.9	20.5	29.5	30.3
Private and other payors	11.2	11.6	13.8	14.6	14.3	16.4	12.2	12.5
Quality mix	42.1	42.4	42.6	44.7	36.2	36.9	41.7	42.8
Medicaid	57.9	57.6	57.4	55.3	63.8	63.1	58.3	57.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$151,797	$136,646	$15,151	11.1%
Number of facilities at period end	56	49	7	14.3%
Number of campuses at period end	24	21	3	14.3%
Occupancy percentage (units)	75.7%	76.4%		(0.7)%
Average monthly revenue per unit	$2,861	$2,800	$61	2.2%
Assisted and independent living revenue of $151.8 million increased 11.1% on a comparable basis, primarily due to an increase in average monthly revenue per unit of 2.2% and the addition of ten facilities, partially offset by a decrease in occupancy of 0.7%.

Home Health and Hospice Services

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$86,379	$73,045	$13,334	18.3%
Hospice services	82,658	69,358	13,300	19.2
Total home health and hospice revenue	$169,037	$142,403	$26,634	18.7%
Adjusted to reflect prior revenue guidance
Home health and hospice revenue
Home health services	$87,728	$73,045	$14,683	20.1%
Hospice services	83,143	69,358	13,785	19.9
Total home health and hospice revenue	$170,871	$142,403	$28,468	20.0%

Home health services:
Average Medicare Revenue per Completed Episode	$2,982	$3,028	$(46)	(1.5)%
Hospice services:
Average Daily Census	1,329	1,102	227	20.6%
Home health, hospice and home care agencies	54	46	8	17.4%

Home health and hospice revenue increased $26.6 million and 18.7%, or $28.5 million and 20.0%, without the adoption of ASC 606. Of the $26.6 million increase, Medicare and managed care revenue increased $20.6 million, or 17.2%. The increase in revenue is primarily due to the increase in census in existing agencies, coupled with the addition of ten home health and hospice operations in five states between January 1, 2018 and December 31, 2018.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2018 adjusted to reflect prior revenue guidance	2017

	(Dollars in thousands)
Transitional and skilled services	$1,345,158	$1,376,135	$1,267,169
Assisted and independent living services	104,535	104,535	89,626
Home health and hospice services	139,594	141,427	119,765
All other	38,385	38,385	21,143
Total cost of services	$1,627,672	$1,660,482	$1,497,703

Consolidated cost of services increased $130.0 million, or 8.7%, or $162.8 million, or 10.9%, without the adoption of ASC 606. Consolidated cost of services as a percentage of revenue decreased by 1.2% to 79.8%, or 0.9% to 80.1%, without the adoption of ASC 606. Included in cost of services for the year ended December 31, 2018 are long-lived assets and goodwill impairment charges of $9.1 million.

Transitional and Skilled Services

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$1,345,158	$1,267,169	$77,989	6.2%
Cost of service (adjusted to reflect prior revenue guidance)	1,376,135	1,267,169	108,966	8.6%
Revenue percentage	80.1%	82.0%		(1.9)%
Revenue percentage (adjusted to reflect prior revenue guidance)	80.5%	82.0%		(1.5)%

Cost of services related to our transitional and skilled services segment increased $78.0 million, or 6.2%, due primarily to additional costs at Recently Acquired Facilities of $62.0 million. Cost of services as a percentage of revenue decreased to 80.1%, mainly due to the decrease in healthcare expenses and operational improvements.

Assisted and Independent Living Services

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$104,535	$89,626	$14,909	16.6%
Revenue percentage	68.9%	65.6%		3.3%

Cost of services related to our assisted and independent living services segment increased $14.9 million, or 16.6%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased to 68.9% primarily due to an impairment charge to long-lived assets of $4.6 million. Without the impairment charge, cost of services as a percentage of total revenue would have been 65.8%, which is consistent with 2017.

Home Health and Hospice Services

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Cost of service	$139,594	119,765	$19,829	16.6%
Cost of service (adjusted to reflect prior revenue guidance)	141,427	119,765	$21,662	18.1%
Revenue percentage	82.6%	84.1%		(1.5)%
Revenue percentage (adjusted to reflect prior revenue guidance)	82.8%	84.1%		(1.3)%

Cost of services related to our home health and hospice services segment increased $19.8 million, or 16.6%, due to newly acquired operations and organic operational growth. Without the adoption of ASC 606, cost of services as a percentage of total revenue decreased by 1.3% primarily due to stronger collections and operational improvements.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.2% to 6.9% primarily due to our recent acquisitions including real estate assets as compared to leased properties in 2017.
General and administrative expense. Our general and administrative expense rate increased by 0.5% to 4.9%, mainly related to wages to support growth and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $2.9 million, or 6.5%, to $47.3 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue remained consistent at 0.6%. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.

Provision for income taxes.  Our effective tax rate was 19.8% for the year ended December 31, 2018, compared to 41.1% for the same period in 2017. The lower effective tax rate reflects the lower corporate tax rate of The Tax Act and an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items including the impact of non-deductible compensation. See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

	Year Ended December 31,
	2017		2016
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$1,545,210	83.6%	$1,374,803	83.1%
Assisted and independent living services	136,646	7.4	123,636	7.5
Home health and hospice services:
Home health	73,045	3.9	60,326	3.6
Hospice	69,358	3.8	55,487	3.4
Total home health and hospice services	142,403	7.7	115,813	7.0
All other (1)	25,058	1.3	40,612	2.4
Total revenue	$1,849,317	100.0%	$1,654,864	100.0%
(1) Includes revenue from services generated in our other ancillary services and our urgent care centers for the years ended December 31, 2017 and 2016.

Our consolidated revenue increased $194.5 million, or 11.8% in fiscal year 2017. Our transitional and skilled services revenue increased by $170.4 million, or 12.4%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our assisted and independent living services increased by $13.0 million, or 10.5%, mainly due to the increase in average monthly revenue per unit and occupancy compared to the prior year period, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $26.6 million, or 23.0%, mainly due to an increase in census in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2016 increased our consolidated revenue by $156.4 million in 2017 when comparing to 2016. Consolidated revenue for the year ended December 31, 2016 included $24.8 million of revenue related to urgent care centers that we sold in the third and fourth quarter of 2016.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category in fiscal 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$1,545,210	$1,374,803	$170,407	12.4%
Number of facilities at period end	160	149	11	7.4%
Number of campuses at period end*	21	21	—	—%
Actual patient days	5,050,140	4,620,735	429,405	9.3%
Occupancy percentage — Operational beds	75.4%	75.4%		—%
Skilled mix by nursing days	30.3%	30.9%		(0.6)%
Skilled mix by nursing revenue	51.1%	52.5%		(1.4)%

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$975,203	$942,854	$32,349	3.4%
Number of facilities at period end	93	93	—	—%
Number of campuses at period end*	11	11	—	—%
Actual patient days	3,083,292	3,099,764	(16,472)	(0.5)%
Occupancy percentage — Operational beds	78.4%	78.1%		0.3%
Skilled mix by nursing days	30.0%	29.8%		0.2%
Skilled mix by nursing revenue	50.8%	51.3%		(0.5)%

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$310,545	$292,360	$18,185	6.2%
Number of facilities at period end	37	37	—	—%
Number of campuses at period end*	3	3	—	—%
Actual patient days	988,246	963,760	24,486	2.5%
Occupancy percentage — Operational beds	74.2%	71.4%		2.8%
Skilled mix by nursing days	35.5%	36.5%		(1.0)%
Skilled mix by nursing revenue	54.3%	56.8%		(2.5)%

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$257,594	$134,828	$122,766	NM
Number of facilities at period end	30	18	12	NM
Number of campuses at period end*	7	6	1	NM
Actual patient days	973,027	536,495	436,532	NM
Occupancy percentage — Operational beds	68.5%	71.4%		NM
Skilled mix by nursing days	25.8%	27.5%		NM
Skilled mix by nursing revenue	48.0%	52.4%		NM

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$1,868	$4,761	$(2,893)	NM
Actual patient days	5,575	20,716	(15,141)	NM
Occupancy percentage — Operational beds	34.3%	37.5%		NM
Skilled mix by nursing days	46.7%	20.1%		NM
Skilled mix by nursing revenue	71.5%	42.0%		NM
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
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $122.8 million mainly due to 37 operations we acquired between January 1, 2016 and December 31, 2017 in seven states.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Revenue:
Medicare	25.1%	27.2%	24.3%	25.5%	30.5%	36.8%	25.8%	27.8%
Managed care	17.2	16.4	22.0	24.1	16.9	15.6	18.1	17.9
Other skilled	8.5	7.7	8.0	7.2	0.6	—	7.2	6.8
Skilled mix	50.8	51.3	54.3	56.8	48.0	52.4	51.1	52.5
Private and other payors	8.0	8.5	7.0	6.2	13.4	12.7	8.6	8.5
Quality mix	58.8	59.8	61.3	63.0	61.4	65.1	59.7	61.0
Medicaid	41.2	40.2	38.7	37.0	38.6	34.9	40.3	39.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Percentage of Skilled Nursing Days:
Medicare	12.8%	13.7%	13.6%	14.3%	15.2%	18.2%	13.4%	14.4%
Managed care	11.8	11.3	15.2	16.3	10.3	9.3	12.2	12.0
Other skilled	5.4	4.8	6.7	5.9	0.3	—	4.7	4.5
Skilled mix	30.0	29.8	35.5	36.5	25.8	27.5	30.3	30.9
Private and other payors	11.9	12.6	9.3	8.9	17.7	18.4	12.5	12.5
Quality mix	41.9	42.4	44.8	45.4	43.5	45.9	42.8	43.4
Medicaid	58.1	57.6	55.2	54.6	56.5	54.1	57.2	56.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assisted and Independent Living Services

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Revenue	$136,646	$123,636	$13,010	10.5%
Number of facilities at period end	49	40	9	22.5%
Number of campuses at period end	21	21	—	—%
Occupancy percentage (units)	76.4%	76.0%		0.4%
Average monthly revenue per unit	$2,800	$2,746	54	2.0%
Assisted and independent living revenue of $136.6 million increased 10.5% on a comparable basis primarily due to an increase in average monthly revenue per unit of 2.0% and occupancy of 0.4%, coupled with revenue generated from the addition of 16 assisted and independent living operations in five states between January 1, 2016 and December 31, 2017.

Home Health and Hospice Services

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$73,045	$60,326	$12,719	21.1%
Hospice services	69,358	55,487	13,871	25.0
Total home health and hospice revenue	$142,403	$115,813	$26,590	23.0%
Home health services:
Average Medicare Revenue per Completed Episode	$3,028	$2,986	$42	1.4%
Hospice services:
Average Daily Census	1,102	905	197	21.8%
Home health, hospice and home care agencies	46	39	7	17.9%
Home health and hospice revenue increased $26.6 million, or 23.0%. Of the $26.6 million increase, Medicare and managed care revenue increased $21.7 million, or 22.1%. The increase in revenue is primarily due to the increase in census in existing agencies, coupled with the addition of 11 home health and hospice operations in eight states between January 1, 2016 and December 31, 2017.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016

	(Dollars in thousands)
Transitional and skilled services	$1,267,169	$1,130,691
Assisted and independent living services	89,626	78,872
Home health and hospice services	119,765	96,753
All other	21,143	35,498
Total cost of services	$1,497,703	$1,341,814

Consolidated cost of services increased $155.9 million, or 11.6% compared to fiscal 2016.

Transitional and Skilled Services

	Year Ended December 31,
	2017	2016	Change	% Change

	(Dollars in thousands)
Cost of service dollars	$1,267,169	$1,130,691	$136,478	12.1%
Revenue percentage	82.0%	82.2%		(0.2)%

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
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $97.1 million, $88.4 million and $186.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total capital expenditures for property and equipment were $54.9 million, $57.2 million and $65.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2019. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2018, we held debt security investments of approximately $44.9 million, which were split between AA, A and BBB rated securities.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Net cash provided by operating activities	$210,302	$72,952	$73,888
Net cash used in investing activities	(151,211)	(106,593)	(210,636)
Net cash (used in)/provided by financing activities	(70,345)	18,272	152,885
Net (decrease)/increase in cash and cash equivalents	(11,254)	(15,369)	16,137
Cash and cash equivalents at beginning of period	42,337	57,706	41,569
Cash and cash equivalents at end of period	$31,083	$42,337	$57,706
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Our net cash provided by operating activities for the year ended December 31, 2018 increased by $137.4 million. The increase was primarily due to an increase in net income as a result of operational improvements, reduced corporate tax rate and income tax refund of $11.0 million related to the Tax Act, combined with improvements in accounts receivable collections and timing of payments of accrued expenses and operating assets and liabilities.
Our net cash used in investing activities for the year ended December 31, 2018 increased by $44.6 million. The change was primarily the result of $38.0 million received from a sale-leaseback transaction in 2017, which did not recur in 2018.
Our net cash (used in)/provided by financing activities changed by $88.6 million. The additional use of cash was primarily due to the increase in net long-term debt repayments of $101.8 million.
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
Principal Debt Obligations and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2014	2015	2016	2017	2018

	(In thousands)
Credit facilities and term loans	$65,000	$85,000	$270,125	$190,625	$123,125
Mortgage loan and promissory notes	3,390	14,671	14,032	125,394	122,955
Total	$68,390	$99,671	$284,157	$316,019	$246,080

The following table represents our cumulative growth from 2010 to the present:

	December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018
Cumulative number of skilled nursing, assisted and independent living facilities	82	102	108	119	136	186	210	230	244
Cumulative number of home health, home care and hospice agencies	3	7	10	16	25	32	39	46	54

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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2018, our operating subsidiaries had $123.1 million outstanding under the Credit Facility. The outstanding balance on the term loan was $113.1 million, of which $7.5 million is classified as short-term and the remaining $105.6 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $10.0 million, which is classified as long-term. We were in compliance with all loan covenants as of December 31, 2018.

As of February 4, 2019, there was approximately $123.1 million outstanding under the Revolving Credit Facility.

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

As of December 31, 2018, our operating subsidiaries had $123.0 million outstanding under the mortgage loans and note, of which $2.6 million is classified as short-term and the remaining $120.4 million is classified as long-term.
Contractual Obligations, Commitments and Contingencies

The following table sets forth our principal contractual obligations and commitments as of December 31, 2018, including the future periods in which payments are expected:

	2019	2020	2021	2022	2023	Thereafter	Total

	(In thousands)
Operating lease obligations	$142,497	$141,536	$140,524	$139,018	$137,349	$967,027	$1,667,951
Long-term debt obligations	10,105	10,203	110,926	2,904	3,016	108,926	246,080
Interest payments on long-term debt	9,166	8,737	4,322	3,837	3,725	56,256	86,043
Total	$161,768	$160,476	$255,772	$145,759	$144,090	$1,132,209	$2,000,074

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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $58.5 million, $57.2 million, and $56.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of December 31, 2018, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $139.1 million, $132.9 million and $125.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Thirty-five of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under six separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
See additional description of our contingencies in Note 14, Debt, Note 16, Leases and Note 18, Commitments and Contingencies in Notes to Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements

During the year ended December 31, 2018, we decreased our outstanding letters of credit by $1.5 million. As of December 31, 2018, we had approximately $4.8 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Annual Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of December 31, 2018, our operating subsidiaries had $123.1 million outstanding under the Credit Facility. The outstanding balance on the term loan was $113.1 million, of which $7.5 million is classified as short-term and the remaining $105.6 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $10.0 million, which is classified as long-term.

We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note. The mortgage loans and note bear fixed interest rates and amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. The outstanding balance under the mortgage loans and note was $123.0 million, of which $2.6 million is classified as short-term and the remaining $120.4 million is classified as long-term.

Our cash and cash equivalents as of December 31, 2018 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2018, we held debt security investments of approximately $44.9 million, which were split between AA, A, and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2018 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2018. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017

	(In thousands, except per share data)
Revenue	$537,775	$514,364	$496,386	$492,134	$487,705	$471,594	$448,279	$441,739
Cost of services	427,574	413,723	396,132	390,243	393,727	381,544	366,946	355,486
Total expenses	503,328	485,077	464,611	459,155	461,562	446,035	426,248	434,187
Income from operations	34,447	29,287	31,775	32,979	26,143	25,559	22,031	7,552
Net income	$26,559	$20,350	$22,326	$23,293	$11,222	$14,275	$12,380	$2,956
Income attributable to noncontrolling interests	199	(511)	315	161	16	63	163	116
Net income attributable to The Ensign Group, Inc.	$26,360	$20,861	$22,011	$23,132	$11,206	$14,212	$12,217	$2,840
Net income per share attributable to The Ensign Group, Inc.
Basic	$0.50	$0.40	$0.42	$0.45	$0.22	$0.28	$0.24	$0.06
Diluted	$0.48	$0.38	$0.41	$0.43	$0.21	$0.27	$0.23	$0.05
Weighted average common shares outstanding:
Basic	52,449	52,139	51,880	51,585	51,250	50,911	50,705	50,767
Diluted	54,967	54,632	54,251	53,518	53,176	52,828	52,548	52,633
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

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Accounting Firm

To the stockholders and the Board of Directors of
The Ensign Group, Inc.
Mission Viejo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 6, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

Costa Mesa, California February 6, 2019

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

PART IV.

 Item 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 117 are filed as part of this report.

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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.58	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.59	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.60	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.61	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.62	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.63	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.64	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.65	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
10.66	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.67	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.68	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.69	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013
10.70	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2013
10.71	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.72	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.73	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014
10.74	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.75	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.76	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.3	6/5/2014
10.77	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.4	6/5/2014
10.78	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.5	6/5/2014
10.79	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.6	6/5/2014
10.80	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc.	8-K	001-33757	10.7	6/5/2014
10.81	Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.8	6/5/2014
10.82	Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.83	Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.84	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive	10-Q	001-33757	10.2	8/1/2016
10.85	Cornerstone Healthcare, Inc. Stockholders Agreement	10-Q	001-33757	10.3	8/1/2016
10.86	The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.87	Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.87	2/8/2018
10.88	Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.88	2/8/2018
10.89	Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.90	Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
+	Indicates management contract or compensatory plan.
*	Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

Item 16. Form 10-K Summary
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 6, 2019	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. CHRISTENSEN	Chief Executive Officer, President and Director (principal executive officer)	February 6, 2019
Christopher R. Christensen

/s/ SUZANNE D. SNAPPER	Chief Financial Officer (principal financial and accounting officer)	February 6, 2019
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman of the Board	February 6, 2019
Roy E. Christensen

/s/ ANN SCOTT BLOUIN	Director	February 6, 2019
Ann S. Blouin

/s/ JOHN G. NACKEL	Director	February 6, 2019
John G. Nackel

/s/ DAREN J. SHAW	Director	February 6, 2019
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 6, 2019
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 6, 2019
Barry M. Smith

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
The Ensign Group, Inc.
Mission Viejo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 6, 2019

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$31,083	$42,337
Accounts receivable—less allowance for doubtful accounts of $2,886 and $43,961 at December 31, 2018 and 2017, respectively (Note 3)	276,099	265,068
Investments—current	8,682	13,092
Prepaid income taxes	6,219	19,447
Prepaid expenses and other current assets	24,130	28,132
Assets held for sale - current	1,859	—
Total current assets	348,072	368,076
Property and equipment, net	618,874	537,084
Insurance subsidiary deposits and investments	36,168	28,685
Escrow deposits	7,271	228
Deferred tax assets	11,650	12,745
Restricted and other assets	20,844	16,501
Intangible assets, net	31,000	32,803
Goodwill	80,477	81,062
Other indefinite-lived intangibles	27,602	25,249
Total assets	$1,181,958	$1,102,433
Liabilities and equity
Current liabilities:
Accounts payable	$44,236	$39,043
Accrued wages and related liabilities	119,656	90,508
Accrued self-insurance liabilities—current	25,446	22,516
Other accrued liabilities	69,784	63,815
Current maturities of long-term debt	10,105	9,939
Total current liabilities	269,227	225,821
Long-term debt—less current maturities	233,135	302,990
Accrued self-insurance liabilities—less current portion	54,605	50,220
Deferred rent and other long-term liabilities	11,234	11,268
Deferred gain related to sale-leaseback (Note 16)	11,417	12,075
Total liabilities	579,618	602,374

Commitments and contingencies (Notes 14, 16 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 55,089 and 52,584 shares issued and outstanding at December 31, 2018, respectively, and 53,675 and 51,360 shares issued and outstanding at December 31, 2017, respectively (Note 20)	55	53
Additional paid-in capital	284,384	266,058
Retained earnings	344,901	264,691
Common stock in treasury, at cost, 1,932 shares at December 31, 2018 and 2017, respectively	(38,405)	(38,405)
Total Ensign Group, Inc. stockholders' equity	590,935	492,397
Non-controlling interest	11,405	7,662
Total equity	602,340	500,059
Total liabilities and equity	$1,181,958	$1,102,433
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016

	(In thousands, except per share data)
Revenue
Service revenue	$1,888,862	$1,712,670	$1,531,228
Assisted and independent living revenue	151,797	136,647	123,636
Total revenue	2,040,659	1,849,317	1,654,864
Expense
Cost of services	1,627,672	1,497,703	1,341,814
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 18)	(1,664)	11,000	—
Losses (gains) related to divestitures (Note 6 and 16)	—	2,321	(11,225)
Rent—cost of services (Note 16)	138,512	131,919	124,581
General and administrative expense	100,307	80,617	69,165
Depreciation and amortization	47,344	44,472	38,682
Total expenses	1,912,171	1,768,032	1,563,017
Income from operations	128,488	81,285	91,847
Other income (expense):
Interest expense	(15,182)	(13,616)	(7,136)
Interest income	2,063	1,609	1,107
Other expense, net	(13,119)	(12,007)	(6,029)
Income before provision for income taxes	115,369	69,278	85,818
Provision for income taxes	22,841	28,445	32,975
Net income	92,528	40,833	52,843
Less: net income attributable to noncontrolling interests	164	358	2,853
Net income attributable to The Ensign Group, Inc.	$92,364	$40,475	$49,990
Net income per share attributable to The Ensign Group, Inc.:
Basic	$1.78	$0.79	$0.99
Diluted	$1.70	$0.77	$0.96
Weighted average common shares outstanding:
Basic	52,016	50,932	50,555
Diluted	54,397	52,829	52,133
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2016	51,370	$51	$235,076	$193,420	123	$(1,223)	$(339)	$426,985
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	668	1	4,045	—	(55)	106	—	4,152
Issuance of restricted stock to employees	252	—	2,517	—	—	—	—	2,517
Repurchase of common stock (Note 20)	(1,452)				1,452	(30,000)	—	(30,000)
Dividends declared ($0.1625 per share)	—	—	—	(8,282)	—	—	—	(8,282)
Employee stock award compensation	—	—	7,776	—	—	—	—	7,776
Excess tax benefit from share-based compensation	—	—	3,079	—	—	—	—	3,079
Noncontrolling interest attributable to subsidiary equity plan (Note 15)	—	—	—	(107)	—	—	1,432	1,325
Noncontrolling interest assumed related to acquisition	—	—	—	—	—	—	100	100
Net income attributable to noncontrolling interest	—	—	—	—	—	—	2,853	2,853
Net income attributable to the Ensign Group, Inc.	—	—	—	49,990	—	—	—	49,990
Balance - December 31, 2016	50,838	$52	$252,493	$235,021	1,520	$(31,117)	$4,046	$460,495
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	807	1	5,127	—	—	—	—	5,128
Issuance of restricted stock to employees	127	—	146	—	—	—	—	146
Repurchase of common stock (Note 20)	(412)	—	—	—	412	(7,288)	—	(7,288)
Dividends declared ($0.1725 per share)	—	—	—	(8,867)	—	—	—	(8,867)
Employee stock award compensation	—	—	8,331	—	—	—	—	8,331
Acquisition of noncontrolling interest, net of tax	—	—	(39)	—	—	—	(44)	(83)
Noncontrolling interest attributable to subsidiary equity plan (Note 15)	—	—	—	(1,938)	—	—	3,302	1,364
Net income attributable to noncontrolling interest	—	—	—	—	—	—	358	358
Net income attributable to the Ensign Group, Inc.	—	—	—	40,475	—	—	—	40,475
Balance - December 31, 2017	51,360	$53	$266,058	$264,691	1,932	$(38,405)	$7,662	$500,059
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	1,100	2	9,180	—	—	—	—	9,182
Issuance of restricted stock to employees	124	—	187	—	—	—	—	187
Dividends declared ($0.1825 per share)	—	—	—	(9,615)	—	—	—	(9,615)
Employee stock award compensation	—	—	8,959	—	—	—	—	8,959
Noncontrolling interest attributable to subsidiary equity plan (Note 15)	—	—	—	(2,539)	—	—	3,917	1,378
Noncontrolling interest attributable to distribution	—	—	—	—	—	—	(338)	(338)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	164	164
Net income attributable to the Ensign Group, Inc.	—	—	—	92,364	—	—	—	92,364
Balance - December 31, 2018	52,584	$55	$284,384	$344,901	1,932	(38,405)	$11,405	$602,340

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$92,528	$40,833	$52,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,344	44,472	38,682
Impairment of long-lived assets and goodwill (Note 8 and 10)	9,145	111	137
Amortization of deferred financing fees	1,175	1,039	825
Amortization of deferred gain on sale-leaseback (Note 16)	(658)	(421)	—
Write-off of deferred financing fees	—	—	321
Deferred income taxes	1,095	10,329	(2,208)
Provision for doubtful accounts (Note 3)	2,823	31,023	28,512
Share-based compensation	10,337	9,695	9,101
Excess tax benefit from share-based compensation	—	—	(3,079)
Cash received from insurance proceeds related to replacement properties and business interruptions	2,568	477	—
(Loss)/gain on insurance claims and disposal of assets	(1,014)	278	164
Income tax refund	11,000	—	—
Gain on sale of urgent care centers	—	—	(19,160)
Change in operating assets and liabilities
Accounts receivable (Note 3)	(13,099)	(52,301)	(63,617)
Prepaid income taxes	2,228	(19,145)	7,839
Prepaid expenses and other assets	1,297	(9,380)	(1,465)
Insurance subsidiary deposits	—	(6,592)	(467)
Liabilities related to operational closures (Note 6 and 16)	—	2,210	7,205
Accounts payable	3,082	3,329	577
Accrued wages and related liabilities	29,148	5,822	(4,978)
Income taxes payable	—	(1,182)	987
Other accrued liabilities	5,597	5,777	12,588
Accrued self-insurance liabilities	5,740	6,095	8,125
Deferred rent and other long-term liability	(34)	483	956
Net cash provided by operating activities	210,302	72,952	73,888
Cash flows from investing activities:
Purchase of property and equipment	(54,948)	(57,166)	(65,699)
Cash payments for business acquisitions (Note 7)	(4,725)	(89,565)	(64,310)
Cash payments for asset acquisitions (Note 7)	(85,314)	(195)	(120,935)
Escrow deposits	(7,271)	(228)	(1,582)
Escrow deposits used to fund acquisitions	228	1,582	400
Cash received from sale of urgent care centers and franchising businesses, net of note receivable	—	—	40,734
Cash proceeds from sale-leaseback (Note 16)	—	38,000	—
Cash proceeds from the sale of assets and insurance proceeds	4,772	3,215	391
Change in other assets	(3,953)	(2,236)	365
Net cash used in investing activities	(151,211)	(106,593)	(210,636)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 14)	845,000	1,022,015	844,000
Payments on revolving credit facility and other debt (Note 14)	(914,939)	(990,154)	(659,514)
Issuance of treasury stock upon exercise of options	—	—	106
Issuance of common stock upon exercise of options and vesting of restricted stock	9,369	5,274	6,563
Proceeds from sale of subsidiary shares (Note 15)	1,972	—	—
Repurchase of shares of common stock and subsidiary shares (Note 15 and Note 20)	(1,972)	(7,288)	(30,000)
Dividends paid	(9,419)	(8,717)	(8,173)
Excess tax benefit from share-based compensation	—	—	3,181
Non-controlling interest distribution	(338)	—	—
Purchase of non-controlling interest	—	(83)	—
Payments of deferred financing costs	(18)	(2,775)	(3,278)
Net cash (used in)/provided by financing activities	(70,345)	18,272	152,885
Net (decrease)/increase in cash and cash equivalents	(11,254)	(15,369)	16,137
Cash and cash equivalents beginning of period	42,337	57,706	41,569
Cash and cash equivalents end of period	$31,083	$42,337	$57,706
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,992	$13,284	$6,428
Income taxes	$19,563	$38,382	$23,163
Non-cash financing and investing activity:
Accrued capital expenditures	$3,500	$3,550	$6,828
Note receivable from sale of ancillary business and asset acquisition	$126	$—	$700
Favorable lease included in the fair value of assets acquisitions	$—	$—	$7,190
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, as well as other ancillary businesses. As of December 31, 2018, the Company operated 244 facilities, 54 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, assisted living, home health, hospice, home care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 19,600 operational skilled nursing beds and 5,700 assisted living and independent living units. As of December 31, 2018, the Company owned 72 of its 244 affiliated facilities and leased an additional 172 facilities through long-term lease arrangements and had options to purchase 12 of those 172 facilities. As of December 31, 2017, the Company owned 63 of its 230 affiliated facilities and leased an additional 167 facilities through long-term lease arrangements and had options to purchase eleven of those 167 facilities.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements (Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and assisted living operations, home health, hospice and home care operations, and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the year ended December 31, 2018.

In December 2018, the Company agreed to terms to sell one of its assisted living operations. The sale of this assisted living operation closed in the first quarter of 2019. Property and equipment assets included in the sale of the one assisted living facility have been presented as held for sale in the accompanying consolidated balance sheets as of December 31, 2018. The sale transaction does not meet the criteria of discontinued operations as it does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results.
Estimates and Assumptions — The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The most significant estimates in the Company’s Financial Statements relate to revenue, intangible assets and goodwill, impairment of long-lived assets, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
Insurance Subsidiary Deposits and Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as short-term and long-term assets based on the timing of expected future payments of the Company's captive insurance liabilities. The majority of these deposits and investments are currently held in AA, A and BBB rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution. See further discussion at Note 5, Fair Value Measurements.
The Company evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  If securities are in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For the years ended December 31, 2017 and 2018, the Company did not recognize any OTTI for its investments.
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
The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $5,492, $111 and $137 during the years ended December 31, 2018, 2017 and 2016, respectively. See further discussion at Note 8, Property and Equipment.

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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. Management evaluated its goodwill and intangible assets during the fiscal year of 2018, due to changes in performance and the Company recorded an impairment charge of $3,653 to goodwill and intangible assets during the year ended December 31, 2018. The Company did not identify any goodwill and intangible assets impairment during the years ended December 31, 2017 and 2016. See further discussion at Note 10, Goodwill and Other Indefinite-Lived Intangible Assets.
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
The self-insured retention and deductible limits for general and professional liability and workers' compensation for all states (except Texas, Washington and Wyoming for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider. These requirements include, but are not limited to, maintaining statutory capital.
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
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington and Wyoming, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington and Wyoming, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and pay benefits are managed through a state insurance pool. Outside of California, Texas, Washington and Wyoming, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington and Wyoming, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has recorded an asset and equal liability of $6,969 and $5,394 at December 31, 2018 and 2017, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 11 Restricted and Other Assets.
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

Recent Accounting Standards Adopted by the Company

In 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under this new standard and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may apply the new standard either retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the measurement, nor on the recognition of revenue of contracts, for which all revenue had not been recognized as of January 1, 2018. Therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See further discussion at Note 3, Revenue and Accounts Receivable.

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

In January 2017, the FASB issued amended authoritative guidance to clarify the definition of a business and reduce diversity in practice related to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new provisions provide the requirements needed for an integrated set of assets and activities (the set) to be a business and also establish a practical way to determine when a set is not a business. The accounting standards update (ASU) provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue standard. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The fair value of assets for seventeen of the Company's acquisitions during the year ended December 31, 2018 was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with ASC 805. The fair value of assets for the remaining six acquisitions during the year ended December 31, 2018 was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with ASC 805. The majority of these acquisitions would have been classified as business combinations prior to the adoption of the ASU. The Company anticipates that future acquisitions will be classified as a mixture of business and asset acquisitions under the new guidance.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases with terms longer than 12 months on the balance sheet and disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The classification criteria for distinguishing between operating and finance (previously capital) leases are substantially similar to the previous lease guidance, but with no explicit bright lines.

The Company adopted the standard as of January 1, 2019, electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. The Company has elected the package of practical expedients permitted under the transition guidance within the new guidance, which among other things, allows the Company to carryforward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

The adoption of this standard resulted in recognition of net lease assets and lease liabilities of approximately $1,050,000 and $1,030,000, respectively, on its consolidated balance sheets as of January 1, 2019. The Company recorded an adjustment, gross of tax, approximately of $12,100 to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction, which will result in an increase in rent expense of approximately $700 annually as we will no longer be able to recognize the gain in our consolidated statement of income as a result of the adoption of the new lease standard. In addition, initial direct cost associated with its lease agreements and favorable lease assets of approximately $27,000 would be classified into right of used assets on adoption date. The Company does not believe the standard will materially affect its consolidated net earnings or have a notable impact on liquidity or debt-covenant compliance under the current agreements.

3. REVENUE AND ACCOUNTS RECEIVABLE

The Company's revenue is derived primarily from providing healthcare services to its patients. Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services in transitional and skilled, home health and hospice patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue from the Medicare and Medicaid programs accounted for 68.5%, 68.4% and 67.8% of the Company's revenue for the years ended December 31, 2018, 2017 and 2016. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Financial Statements for the years ended December 31, 2018, 2017 and 2016
Disaggregation of Revenue
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
Assisted and Independent Living Revenue
The Company's assisted and independent living revenue consists of fees for basic housing and assisted living care. Accordingly, we record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.
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
The Company makes adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation and other reasons unrelated to credit risk. Revenue

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is also adjusted for estimates for variable consideration. Therefore, the Company believes that its reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.
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
Impact of New Revenue Guidance on Financial Statement Line Items
The following tables summarize the impact of adopting ASC 606 on the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016. There was no impact to the consolidated balance sheet as of December 31, 2018 or consolidated statements of cash flows for the year ended December 31, 2018, as such, no impact information was provided.

	Year Ended December 31,
	2018	2017	2016
Total revenue
As Reported	$2,040,659	$1,849,317	$1,654,864
Impact of ASC 606	32,810	—	—
Balances as if the previous accounting guidance was in effect	$2,073,469	$1,849,317	$1,654,864

Cost of Services:
As Reported	$1,627,672	$1,497,703	$1,341,814
Impact of ASC 606	32,810	—	—
Balances as if the previous accounting guidance was in effect	$1,660,482	$1,497,703	$1,341,814

Total Expense:
As Reported	$1,912,171	$1,768,032	$1,563,017
Impact of ASC 606	32,810	—	—
Balances as if the previous accounting guidance was in effect	$1,944,981	$1,768,032	$1,563,017
The majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the "Adjustments" line in the table above. Subsequent material events that alter the payor's ability to pay are recorded as bad debt expense. The Company's bad debt expense

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and bad debt as a percent of total revenue was $2,823 and 0.1%, $31,023 and 1.7% and $28,512 and 1.7% for the years ended December 31, 2018, 2017 and 2016, respectively.
Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s assisted and independent living revenue. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.
Revenue for the years ended December 31, 2018, 2017 and 2016 is summarized in the following tables:

	Year Ended December 31,
	2018		2018 adjusted to reflect prior revenue guidance		2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$727,310	35.6%	$738,179	35.6%	$644,803	34.9%	$557,958	33.7%
Medicare	552,577	27.1	556,159	26.8	515,884	27.9	477,019	28.8
Medicaid — skilled	117,686	5.8	119,667	5.8	102,875	5.6	87,517	5.3
Total Medicaid and Medicare	1,397,573	68.5	1,414,005	68.2	1,263,562	68.4	1,122,494	67.8
Managed care	326,325	16.0	333,197	16.1	303,386	16.4	265,508	16.0
Private and other payors(1)	316,761	15.5	326,267	15.7	282,369	15.2	266,862	16.2
Revenue	$2,040,659	100.0%	$2,073,469	100.0%	$1,849,317	100.0%	$1,654,864	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the years ended December 31, 2018, 2017 and 2016.
Balance Sheet Impact
Included in the Company’s consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities, or activity as of and for the year ended December 31, 2018, related to its transitional and skilled services, and home health and hospice services segments.

Accounts receivable as of December 31, 2018 and December 31, 2017 is summarized in the following table:

	Year Ended December 31,
	2018	2018 adjusted to reflect prior revenue guidance	2017
Medicaid	$117,984	$130,476	$119,441
Managed care	54,682	67,238	68,930
Medicare	50,994	57,580	55,667
Private and other payors	55,325	69,662	64,991
	278,985	324,956	309,029
Less: allowance for doubtful accounts	(2,886)	(48,857)	(43,961)
Accounts receivable, net	$276,099	$276,099	$265,068
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$92,528	$40,833	$52,843
Less: net income attributable to noncontrolling interests	164	358	2,853
Net income attributable to The Ensign Group, Inc.	$92,364	$40,475	$49,990

Denominator:
Weighted average shares outstanding for basic net income per share	52,016	50,932	50,555
Basic net income per common share attributable to The Ensign Group, Inc.	$1.78	$0.79	$0.99

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$92,528	$40,833	$52,843
Less: net income attributable to noncontrolling interests	164	358	2,853
Net income attributable to The Ensign Group, Inc.	$92,364	$40,475	$49,990

Denominator:
Weighted average common shares outstanding	52,016	50,932	50,555
Plus: incremental shares from assumed conversion (1)	2,381	1,897	1,578
Adjusted weighted average common shares outstanding	54,397	52,829	52,133
Diluted net income per common share attributable to The Ensign Group, Inc.	$1.70	$0.77	$0.96
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 220, 1,252 and 838 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31,
	2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$31,083	$—	$—	$42,337	$—	$—

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

The Company classified $1,859 of land, building and equipment related to the sale of one assisted living operations as held for sale in the consolidated balance sheets as of December 31, 2018. The carrying value of these assets approximates fair value based on Level 2 inputs based on the determined transaction price in the sale agreement.

Debt Security Investments - Held to Maturity

At December 31, 2018 and 2017, the Company had approximately $44,850 and $41,777, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of December 31, 2018, the debt security investments were held in AA, A and BBB rated debt securities.

6. BUSINESS SEGMENTS

The Company has three reportable operating segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) assisted and independent living services, which includes the operation of assisted and independent living facilities; and (3) home health and hospice services, which includes the Company's home health, hospice and home care businesses. The Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, reviews financial information at the operating segment level.

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

As of December 31, 2018, transitional and skilled services included 164 wholly-owned affiliated skilled nursing operations and 24 campuses that provide skilled nursing and rehabilitative care services and assisted and independent living services. The Company provided room and board and social services through 56 wholly-owned affiliated assisted and independent living operations and 24 campuses as mentioned above. Home health, hospice and home care services were provided to patients through 54 affiliated agencies. As of December 31, 2018, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$678,749	$36,152	$12,409	$—		$727,310	35.6%
Medicare	436,580	—	115,997	—		552,577	27.1
Medicaid-skilled	117,686	—	—	—		117,686	5.8
Subtotal	1,233,015	36,152	128,406	—		1,397,573	68.5
Managed care	301,866	—	24,459	—		326,325	16.0
Private and other	144,131	115,645	16,172	40,813	(1)	316,761	15.5
Total revenue	$1,679,012	$151,797	$169,037	$40,813		$2,040,659	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the year ended December 31, 2018.

The following table demonstrates the impact of adopting ASC 606 on the Company's segment revenues by major payor source for the year ended December 31, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

	Year Ended December 31, 2018 (Adjusted to reflect prior revenue guidance)
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$689,225	$36,152	$12,802	$—		$738,179	35.6%
Medicare	439,433	—	116,726	—		556,159	26.8
Medicaid-skilled	119,667	—	—	—		119,667	5.8
Subtotal	1,248,325	36,152	129,528	—		1,414,005	68.2
Managed care	308,148	—	25,049	—		333,197	16.1
Private and other	153,515	115,645	16,294	40,813	(1)	326,267	15.7
Total revenue	$1,709,988	$151,797	$170,871	$40,813		$2,073,469	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the year ended December 31, 2018.

	Year Ended December 31, 2017
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$603,104	$30,469	$11,230	$—		$644,803	34.9%
Medicare	417,870	—	98,014	—		515,884	27.9
Medicaid-skilled	102,875	—	—	—		102,875	5.6
Subtotal	1,123,849	30,469	109,244	—		1,263,562	68.4
Managed care	281,563	—	21,823	—		303,386	16.4
Private and other	139,798	106,177	11,336	25,058	(1)	282,369	15.2
Total revenue	$1,545,210	$136,646	$142,403	$25,058		$1,849,317	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the year ended December 31, 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$521,063	$26,397	$10,498	$—		$557,958	33.7%
Medicare	396,519	—	80,500	—		477,019	28.8
Medicaid-skilled	87,517	—	—	—		87,517	5.3
Subtotal	1,005,099	26,397	90,998	—		1,122,494	67.8
Managed care	247,844	—	17,664	—		265,508	16.0
Private and other	121,860	97,239	7,151	40,612	(1)	266,862	16.2
Total revenue	$1,374,803	$123,636	$115,813	$40,612		$1,654,864	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the year ended December 31, 2016.

The following table sets forth selected financial data consolidated by business segment:

	Year Ended December 31, 2018
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$1,679,012	$—	$169,037	$40,813	$—	$1,888,862
Assisted and independent living revenue	—	151,797	—	—	—	151,797
Revenue from external customers	$1,679,012	$151,797	$169,037	$40,813	$—	$2,040,659
Intersegment revenue(1)	2,996	—	—	4,299	(7,295)	—
Total revenue	$1,682,008	$151,797	$169,037	$45,112	$(7,295)	$2,040,659
Segment income (loss)(2)	$190,924	$15,426	$26,117	$(103,979)	$—	$128,488
Interest expense, net of interest income						$(13,119)
Income before provision for income taxes						$115,369
Depreciation and amortization	$31,931	$7,282	$1,045	$7,086	$—	$47,344

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $2,996. Transitional and skilled services, assisted and independent living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines which are included in the "All Other" category of $4,299. General and administrative expense are included in the "All Other" category.
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

The following table demonstrates the impact of adopting ASC 606 on the Company's selected financial data, consolidated by business segment for the year ended December 31, 2018, by showing revenue amounts as if the previous accounting guidance was still in effect.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018 (Adjusted to reflect prior revenue guidance)
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$1,709,988	$—	$170,871	$40,813	$—	$1,921,672
Assisted and independent living revenue	—	151,797	—	—	—	151,797
Revenue from external customers	$1,709,988	$151,797	$170,871	$40,813	$—	$2,073,469
Intersegment revenue(1)	2,996	—	—	4,299	(7,295)	—
Total revenue	$1,712,984	$151,797	$170,871	$45,112	$(7,295)	$2,073,469
Segment income (loss)(2)	$190,924	$15,426	$26,117	$(103,979)	$—	$128,488
Interest expense, net of interest income						$(13,119)
Income before provision for income taxes						$115,369
Depreciation and amortization	$31,931	$7,282	$1,045	$7,086	$—	$47,344

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $2,996. Transitional and skilled services, assisted and independent living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines which are included in the "All Other" category of $4,299. General and administrative expense are included in the "All Other" category.
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

	Year Ended December 31, 2017
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$1,545,210	$—	$142,403	$25,058	$—	$1,712,671
Assisted and independent living revenue	—	$136,646	$—	$—	—	136,646
Revenue from external customers	$1,545,210	$136,646	$142,403	$25,058	$—	$1,849,317
Intersegment revenue(1)	3,023	—	—	3,035	(6,058)	—
Total revenue	$1,548,233	$136,646	$142,403	$28,093	$(6,058)	$1,849,317
Segment income (loss)(2)	$140,272	$16,736	$19,717	$(95,440)	$—	$81,285
Interest expense, net of interest income						$(12,007)
Income before provision for income taxes						$69,278
Depreciation and amortization	$29,928	$6,334	$945	$7,265	$—	$44,472

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $3,023. Transitional and skilled services, assisted and independent living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines which are included in the "All Other" category of $3,035. General and administrative expense is included in the "All Other" category.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Transitional and Skilled Services(3)	Assisted and Independent Living Services(3)	Home Health and Hospice Services	All Other	Elimination	Total
Service revenue	$1,374,803	$—	$115,813	$40,612	$—	$1,531,228
Assisted and independent living revenue	—	$123,636	$—	$—	—	123,636
Revenue from external customers	$1,374,803	$123,636	$115,813	$40,612	$—	$1,654,864
Intersegment revenue(1)	2,929	—	—	2,184	(5,113)	—
Total revenue	$1,377,732	$123,636	$115,813	$42,796	$(5,113)	$1,654,864
Segment income (loss)(2)	$118,118	$11,701	$16,571	$(54,543)	$—	$91,847
Interest expense, net of interest income						$(6,029)
Income before provision for income taxes						$85,818
Depreciation and amortization	$26,298	$4,157	$924	$7,303	$—	$38,682

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, assisted and independent living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $2,929. Transitional and skilled services, assisted and independent living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines which are included in the "All Other" category of $2,184. General and administrative expense and the return of unclaimed class action settlement are included in the "All Other" category.
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

The Company's assisted and independent living services segment income for the year ended December 31, 2018 included an impairment charge to long-lived assets of $4,632. See Note 8, Property and Equipment for further detail.

The Company's transitional and skilled services segment income for the years ended December 31, 2017 and 2016 included continued obligations under the lease related to closed operations, lease termination costs and related closing expenses of $4,017 and $7,935, respectively. This amount includes the present value of future rental payments of approximately $2,715 and $6,512 and long-lived asset impairment of $111 and $137 for the years ended December 31, 2017 and 2016, respectively. See Note 16, Leases for further detail. Also included in the year ended December 31, 2017 is the loss recovery of $1,286 related to a facility that was closed in the prior year.

7. ACQUISITIONS
The acquisition focus of the subsidiaries is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, the affiliated operations will acquire facilities that has been operating under third-party leases.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 Acquisitions
During the year ended December 31, 2018, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of four stand-alone skilled nursing operations, seven stand-alone assisted living operations, three campus operations, four home health agencies, three hospice agencies and two home care agencies. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 744 operational skilled nursing beds and 650 assisted living units to be operated by the Company's affiliated operating subsidiaries. In addition, with the stand-alone skilled nursing operation acquisition, the Company acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party under a lease arrangement. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. In addition, in June 2018, the Company acquired an office building for a purchase price of $30,959 to accommodate its growing Service Center team. The aggregate purchase price for these acquisitions during the year ended December 31, 2018 was $90,039.
The fair value of assets for seventeen of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with ASC 805. The fair value of assets for the remaining six acquisitions was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with ASC 805. The purchase price for the six business combinations was $4,725, mainly consisted of goodwill and indefinite-lived intangible assets of $4,709.
Subsequent Event

Subsequent to December 31, 2018, the Company acquired one stand-alone skilled nursing operation, which added 120 operational skilled nursing beds to be operated by the Company's operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The aggregate purchase price for these acquisitions was $12,250. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions acquired subsequent to December 31, 2018 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.
2017 Acquisitions
The information for prior periods presented below reflects the previous accounting policy prior to the adoption of ASC 805. As such, the majority of the acquisitions acquired during the year ended December 31, 2017 and 2016 were classified as business combinations.
During the year ended December 31, 2017, the Company expanded its operations through a combination of long-term leases and purchases, with the addition of eight stand-alone skilled nursing operations, nine stand-alone assisted and independent living operations, one campus operation, three home health agencies, three hospice agencies and one home care agencies. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. The Company has also invested in ancillary services that are complementary to its existing transitional and skilled services, assisted and independent living services, and home health and hospice businesses. The aggregate purchase price for these acquisitions for the year ended December 31, 2017 was $89,683. The addition of these operations added 905 operational skilled nursing beds and 594 assisted living units operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. Additionally, the Company's operating subsidiaries also opened four newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 455 operational skilled nursing beds.
In connection with these acquisitions, the Company recorded land of $9,732, building and improvements of $53,735, equipment, furniture, and fixtures of $4,382, assembled occupancy of $762, goodwill of $13,962, other indefinite-lived intangible assets of $7,018 and other assets and liabilities, net of $92.
In addition to the business combinations above, during the year ended December 31, 2017, the Company acquired Medicare and Medicaid licenses to add to its existing operations for an aggregate purchase price of $195.
2016 Acquisitions
During the year ended December 31, 2016, the Company expanded its operations with the addition of two home health agencies and five hospice agencies. In addition, the Company acquired eighteen stand-alone skilled nursing operations and one

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In connection with these acquisitions, the Company recorded land of $1,054, building and improvements of $21,057, equipment, furniture, and fixtures of $8,265, assembled occupancy of $1,299, definite-lived intangible assets of $363, goodwill of $30,343, favorable leases of $393, other indefinite-lived intangible assets of $1,741 and other assets and liabilities, net of $6.

In addition to the business combinations above, for the year ended December 31, 2016, the Company acquired the underlying real estate of fifteen assisted living operations, which the Company previously operated under a long-term lease agreement for an aggregate purchase price of $127,348.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the year ended December 31, 2018 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the December 31, 2018 consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of operations of the Company since the dates the Company gained effective control.

8. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	December 31,
	2018	2017
Land	$60,420	$49,081
Buildings and improvements	411,096	342,641
Equipment	202,346	181,530
Furniture and fixtures	5,079	5,244
Leasehold improvements	112,935	97,221
Construction in progress	9,729	5,460
	801,605	681,177
Less: accumulated depreciation	(182,731)	(144,093)
Property and equipment, net	$618,874	$537,084

The Company classified $1,859 of land, building and equipment related to the sale of one assisted living operation as held for sale in the consolidated balance sheets as of December 31, 2018. In addition, management evaluated its long-lived assets and recorded an impairment charge of $5,492. The Company divested of $24,847 of land, building and equipment as part of the sale-leaseback transaction during the year ended December 31, 2017. See Note 16, Leases for information on the sale-leaseback transaction. See also Note 7, Acquisitions for information on acquisitions during the year ended December 31, 2018 and 2017.

9. INTANGIBLE ASSETS — Net

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted Average Life (Years)	December 31,
		2018			2017
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	14.5	$843	$(251)	592	$483	$(99)	$384
Favorable leases	29.7	35,650	(8,724)	26,926	35,116	(6,568)	28,548
Assembled occupancy	0.4	2,936	(2,870)	66	2,659	(2,631)	28
Facility trade name	30.0	733	(317)	416	733	(293)	440
Customer relationships	18.2	4,670	(1,670)	3,000	4,933	(1,530)	3,403
Total		$44,832	$(13,832)	$31,000	$43,924	$(11,121)	$32,803

Amortization expense was $2,837, $3,035 and $4,634 for the years ended December 31, 2018, 2017 and 2016, respectively,
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2019	2,777
2020	1,616
2021	1,454
2022	1,450
2023	1,391
Thereafter	22,312
$31,000

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date. The Company completed its goodwill impairment test as of October 1, 2018. An impairment charge to goodwill and intangible assets of $3,513 and $140, respectively, was recorded for the year ended December 31, 2018 on one of its ancillary operations. Management determined that the improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment to goodwill. The Company did not record any impairment charge to goodwill and other intangible assets during the years ended December 31, 2017 and 2016. Since 1999, the Company has recognized cumulative goodwill impairment losses of $6,912. As of December 31, 2016, the Company removed $4,103 in goodwill as part of the sale of urgent care centers.

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of December 31, 2018. See further discussion of goodwill acquired at Note 7, Acquisitions.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2018:

	Goodwill
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2016	$14,221	$3,538	$16,102	$7,025	$40,886
Additions	26,415	—	1,799	2,129	30,343
Less: Dispositions	—	—	—	(4,103)	(4,103)
Purchase price adjustment	—	—	—	(26)	(26)
December 31, 2016	$40,636	$3,538	$17,901	$5,025	$67,100
Additions	4,850	420	6,421	2,271	13,962
December 31, 2017	$45,486	$3,958	$24,322	$7,296	$81,062
Additions	—	—	2,872	—	2,872
Purchase price adjustment	—	—	56	—	56
Impairments	—	—	—	(3,513)	(3,513)
December 31, 2018	$45,486	$3,958	$27,250	$3,783	$80,477

During the year ended December 31, 2018, the Company acquired $2,317 in Medicare and Medicaid licenses as part of its acquisitions.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other indefinite-lived intangible assets consists of the following:

	December 31,
	2018	2017
Trade name	$1,217	$1,181
Medicare and Medicaid licenses	26,385	24,068
	$27,602	$25,249

11. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2018	2017
Debt issuance costs, net	$1,892	$2,799
Long-term insurance losses recoverable asset	6,969	5,394
Deposits with landlords	8,694	5,981
Capital improvement reserves with landlords and lenders	3,196	2,327
Note receivable from sale of ancillary business	93	—
Restricted and other assets	$20,844	$16,501
Included in restricted and other assets as of December 31, 2018 and 2017 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2018	2017
Quality assurance fee	$5,375	$4,864
Refunds payable	25,118	21,661
Contract liabilities	8,495	7,066
Cash held in trust for patients	2,824	2,609
Resident deposits	6,665	6,574
Dividends payable	2,525	2,328
Property taxes	9,426	10,088
Other	9,356	8,625
Other accrued liabilities	$69,784	$63,815
Quality assurance fee represents amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Contract liabilities occur when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying consolidated balance sheets. Operational closure liability includes the short-term portion of the closing costs that are payable within the next 12 months. The remaining long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. INCOME TAXES

Effective January 1, 2018, the Tax Act reduced the corporate rate from 35.0% to 21.0%. The Company has adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118, which allows the company to record provisional amounts during the period of enactment. Any change to the provisional amounts are recorded as an adjustment to the provision for income taxes in the period the amounts are determined. During the year ended December 31, 2017, the company recognized a provisional net deferred income tax expense of $3,915 to reflect the revaluation of the Company’s net deferred tax assets based on the U.S. federal tax rate of 21%. In accordance with SAB 118, the Tax Act related income tax effects that were initially reported as provisional estimates were refined as additional analysis was performed.

During the quarter ended December 31, 2018, the Company received IRS approval of its application for a non-automatic change in tax accounting method, resulting in an additional deferred tax benefit of $1,233, which is included in income tax expense from continuing operations. The U.S government may issue additional guidance on the final impact of U.S. tax reform that may differ from current law, possibly materially, due to factors such as changes in interpretations of the Tax Act, and any legislative action to address uncertainties that arise because of the Tax Act. As of December 31, 2018, the Company has completed its accounting for the tax effects of the enactment of the Tax Act.

The rate impact of each year's Tax Act adjustment is outlined in the rate reconciliation table below.
The provision for income taxes on continuing operations for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$16,158	$15,141	$30,043
State	5,588	2,975	5,183
	21,746	18,116	35,226
Deferred:
Federal	1,778	5,428	(1,034)
State	(683)	986	(1,217)
	1,095	6,414	(2,251)
Adjustment to deferred taxes for tax rate change	—	3,915	—
Total	$22,841	$28,445	$32,975

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively, is comprised as follows:

	December 31,
	2018	2017	2016
Income tax expense at statutory rate	21.0%	35.0%	35.0%
State income taxes - net of federal benefit	3.1	3.1	3.0
Non-deductible expenses	0.8	1.7	0.9
Non-deductible compensation	1.8	—	—
Equity compensation	(4.8)	(4.5)	—
Revaluation of deferred	(1.1)	5.7	—
Other adjustments	(1.0)	0.1	(0.5)
Total income tax provision	19.8%	41.1%	38.4%

The Company's deferred tax assets and liabilities as of December 31, 2018 and 2017 are summarized below.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Accrued expenses	$22,756	$16,500
Allowance for doubtful accounts	12,312	11,090
Tax credits	3,201	3,334
Insurance	5,667	5,135
	43,936	36,059
Valuation allowance	(791)	(530)
Total deferred tax assets	43,145	35,529
State taxes	(475)	(911)
Depreciation and amortization	(28,496)	(18,248)
Prepaid expenses	(2,524)	(3,625)
Total deferred tax liabilities	(31,495)	(22,784)
Net deferred tax assets	$11,650	$12,745
The Company had state credit carryforwards as of December 31, 2018 and 2017 of $3,201 and $3,334, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward will begin to expire in 2023. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carry forward until 2027. As of December 31, 2018, a valuation allowance of $1,000 was recorded against the Enterprise Zone credits as the Company believes it is more likely than not that some of the benefit of the credits will not be realized.
The Company's operating loss carry forwards for both federal and states were not material during the years ended December 31, 2018 and 2017.
The Federal statutes of limitations on the Company's 2012, 2013, and 2014 income tax years lapsed during the third quarter of 2016, 2017, and 2018, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2018, 2017 and 2016 had no impact on the Company's unrecognized tax benefits.
As of December 31, 2018, 2017 and 2016, the Company did not have any unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. DEBT
Long-term debt consists of the following:

	December 31,
	2018	2017
Term loan with SunTrust	$113,125	$140,625
Revolving credit facility with SunTrust	10,000	50,000
Mortgage loans and promissory note	122,955	125,394
	246,080	316,019
Less: current maturities	(10,105)	(9,939)
Less: debt issuance costs	(2,840)	(3,090)
	$233,135	$302,990

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of December 31, 2018, the Company's operating subsidiaries had $123,125 outstanding under the Credit Facility. The outstanding balance on the term loan was $113,125, of which $7,500 is classified as short-term and the remaining $105,625 is classified as long-term. The outstanding balance on the revolving Credit Facility was $10,000, which is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2018.

As of February 4, 2019, there was approximately $123,125 outstanding under the Revolving Credit Facility.

Mortgage Loans and Promissory Note

In December 2017, 17 of the Company's subsidiaries entered into mortgage loans in the aggregate amount of $112,000. The mortgage loans are insured with Department of Housing and Urban Development (HUD), which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates of 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. During the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms of the mortgage loans are 30 to 35 years. The borrowings were arranged by Lancaster Pollard Mortgage Company, LLC, and insured by HUD. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

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

As of December 31, 2018, the Company's operating subsidiaries had $122,955 outstanding under the mortgage loans and note, of which $2,605 is classified as short-term and the remaining $120,350 is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2018.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Future principal payments due under the long-term debt arrangements discussed above are as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ending
December 31,	Amount
2019	10,105
2020	10,203
2021	110,926
2022	2,904
2023	3,016
Thereafter	108,926
$246,080

Off-Balance Sheet Arrangements

During the year ended December 31, 2018, the Company decreased its outstanding letters of credit by $1,522. As of December 31, 2018, the Company had approximately $4,782 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
During the second quarter of 2017, the Company's stockholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan). The Company retired the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan), and the 2007 Omnibus Incentive Plan (2007 Plan) as a result of the approval of the 2017 Plan.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than 3 years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2018, there were 4,770 unissued shares of common stock available for issuance under this plan.
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

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 9.63% per year is based on the Company's historical forfeiture activity of unvested stock options.
Stock Options
The Company granted 640 options and 367 restricted stock awards from the 2017 Plan during the year ended December 31, 2018. The Company used the following assumptions for stock options granted during the years ended December 31, 2018, 2017 and 2016 :

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2018	640	2.8%	6.2 years	32.0%	0.5%
2017	481	2.0%	6.2 years	35.2%	0.8%
2016	497	1.4%	6.3 years	37.8%	0.8%
For the years ended December 31, 2018, 2017 and 2016, the following represents the exercise price and fair value displayed at grant date for stock option grants:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2018	640	$34.53	$12.05
2017	481	$20.31	$7.00
2016	497	$19.43	$7.00

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2018, 2017 and 2016 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the years ended December 31, 2018, 2017 and 2016:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2016	5,448	$10.36	2,526	$6.35
Granted	497	19.43
Forfeited	(127)	14.46
Exercised	(642)	6.47
December 31, 2016	5,176	$11.62	2,704	$8.18
Granted	481	20.31
Forfeited	(178)	15.82
Exercised	(740)	6.93
December 31, 2017	4,739	$13.08	2,776	$10.07
Granted	640	34.53
Forfeited	(120)	18.71
Exercised	(1,071)	8.57
December 31, 2018	4,188	$17.35	2,431	$12.37

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2018:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2009	4.06	-	4.56	194	$414	1	194
2010	4.77	-	4.96	81	196	2	81
2011	5.90	-	7.99	86	296	3	86
2012	6.56	-	7.96	257	952	4	257
2013	7.98	-	11.49	423	2,047	5	423
2014	10.55	-	18.94	1,201	6,816	6	885
2015	21.47	-	25.24	479	4,351	7	273
2016	18.79	-	19.89	403	2,810	8	151
2017	18.64	-	22.90	441	3,083	9	81
2018	26.53	-	38.59	623	7,523	10	—
Total				4,188	$28,488		2,431

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
The Company granted 367, 173 and 299 restricted stock awards during the years ended December 31, 2018, 2017 and 2016, respectively. All awards were granted at an issued price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the years ended December 31, 2018, 2017 and 2016 ranged from $23.61 to $38.59, $18.47 to $22.90 and $18.79 to $23.23 respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2018 and changes during the years ended December 31, 2018, 2017 and 2016 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	425	$19.79
Granted	299	20.55
Vested	(279)	19.58
Forfeited	(16)	20.85
Nonvested at December 31, 2016	429	$20.42
Granted	173	20.21
Vested	(195)	19.79
Forfeited	(24)	20.34
Nonvested at December 31, 2017	383	$20.65
Granted	367	35.19
Vested	(153)	22.68
Forfeited	(24)	23.31
Nonvested at December 31, 2018	573	$29.31

During the year ended December 31, 2018, the Company granted 29 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $23.61 to $37.78 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Share-based compensation expense related to stock options	$4,905	$4,773	$4,793
Share-based compensation expense related to restricted stock awards	3,159	2,322	2,371
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	895	1,236	612
Total	$8,959	$8,331	$7,776

In future periods, the Company expects to recognize approximately $13,105 and $15,022 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2018. Future share-based compensation expense will be recognized over 3.5 and 3.9 weighted average years for unvested options and restricted stock awards, respectively. There were 1,757 unvested and outstanding options at December 31, 2018, of which 1,653 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2018 was 5.9 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the years ended December 31, 2018, 2017 and 2016 is as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
Options	2018	2017	2016
Outstanding	$89,806	$44,060	$55,610
Vested	64,222	33,976	38,101
Expected to vest	22,963	9,311	15,983
Exercisable	27,646	10,481	9,199
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company implemented a management equity plan and granted stock options and restricted stock awards of a subsidiary of the Company to employees and management of that subsidiary (Subsidiary Equity Plan). The Company granted 3,323 restricted stock awards during the year ended December 31, 2016 at a fair value of $1.37. The Company did not grant any new restricted shares during the years ended December 31, 2018 and 2017. These awards generally vest over a period of three to five years, or upon the occurrence of certain prescribed events. During the years ended December 31, 2018 and 2017, 976 restricted stock awards vested for both periods. During the year ended December 31, 2016, 375 of the restricted stock awards vested.
The Company granted 221, 174 and 120 of stock options during the years ended December 31, 2018, 2017 and 2016, respectively. The value of the stock options and restricted stock awards is tied to the value of the common stock of the subsidiary. The awards can be put to the Company at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the years ended December 31, 2018, 2017 and 2016, the Company expensed $1,378, $1,364 and $1,325, respectively, in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at December 31, 2018, 2017 and 2016 is 217, 264 and 212, respectively.
During 2018, the Company repurchased 865 shares of common stock under the Subsidiary Equity Plan for $1,972. The Company subsequently sold the shares and received net proceeds of $1,972.

16. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 92 affiliated skilled nursing, assisted living and independent living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $58,513, $57,169, and $56,271 for the years ended December 31, 2018, 2017 and 2016, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of December 31, 2018.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $139,149, $132,932 and $125,221 for the years ended December 31, 2018, 2017 and 2016, respectively.
Thirty-five of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under six separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
Future minimum lease payments for all leases as of December 31, 2018 are as follows:

Year	Amount
2019	142,497
2020	141,536
2021	140,524
2022	139,018
2023	137,349
Thereafter	967,027
$1,667,951

17. SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2018 and 2017:

	General and Professional Liability
		Workers' Compensation
			Health	Total
Balance January 1, 2017	$36,310	$23,402	$5,639	$65,351
Current year provisions	20,396	15,202	53,796	89,394
Claims paid and direct expenses	(16,133)	(12,455)	(54,712)	(83,300)
Change in long-term insurance losses recoverable	361	930	—	1,291
Balance December 31, 2017	$40,934	$27,079	$4,723	$72,736
Current year provisions	23,113	14,970	49,988	88,071
Claims paid and direct expenses	(19,476)	(13,967)	(48,888)	(82,331)
Change in long-term insurance losses recoverable	795	780	—	1,575
Balance December 31, 2018	$45,366	$28,862	$5,823	$80,051

Included in long-term insurance losses recoverable as of as of December 31, 2018 and 2017, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer by the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets for any of the periods presented.
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether the Company has violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s independently operating skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, the Company’s independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.
Litigation — The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by the Company's independent operating subsidiaries. The Company, its independent operating subsidiaries, and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its independent operating subsidiaries do business.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent operating subsidiaries are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with conditions of participation under certain state and federal healthcare programs; it may also subject the facility to a deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
The Company and its independent operating subsidiaries have in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. If there were a significant increase in the number of these claims or an increase in amounts due as a result of these claims, this could materially adversely affect the Company’s business, financial condition, results of operations, and cash flows.
The Company and its independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment, as well as employment related claims. A significant increase in the number of these claims, or an increase in the amounts due as a result of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
In March of 2017, the Company was invited to engage in further settlement discussions to determine whether a resolution of the case was possible in advance of a decision on class certification. In April of 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. The Company received $1,664 related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.

Other claims and suits continue to be filed against the Company and other post-acute care providers. By way of example, a general/premises liability lawsuit was filed against one of the Company’s independent operating entities, in connection with an alleged injury to a non-employee/contractor. In addition, professional negligence claims have been filed and will likely continue to be filed against the Company's independent operating entities by residents or resident responsible parties.

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any litigation were to proceed through trial, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other arrangements.
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Unified Program Integrity Contractors (UPIC) and Medicaid Integrity Contributors (MIC) programs, collectively referred to as "Reviews." As of December 31, 2018, 16 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of December 31, 2018, the Company's independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.
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

The Company and its independent operating subsidiaries have continued to meet the requirements under the Settlement Agreement and CIA, and pass its IRO audits. Participation in federal healthcare programs by the Company's independent operating subsidiaries is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, the Company's independent operating subsidiaries could be excluded from participation in federal healthcare programs and/or subject to prosecution.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 60.6% and 56.7% of its total accounts receivable as of December 31, 2018 and 2017, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.5%, 68.4% and 67.8% of the Company's revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 4, 2019, the Company had approximately $593 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

19.	DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $1,283, $1,028 and $862 during the years ended December 31, 2018, 2017 and 2016, respectively. Beginning in 2007, the 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. COMMON STOCK
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

On February 8, 2017, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $30,000 of its common stock under the program for a period of 12 months. The stock repurchase program expired on February 8, 2018. During the year ended December 31, 2017, the Company repurchased 412 shares of its common stock for a total of $7,288. The Company did not repurchase shares during the year ended December 31, 2017.

On February 9, 2016, the Company announced that its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $15,000 of its common stock over a period of 12 months. During the first quarter of 2016, the Company repurchased 746 shares of its common stock for a total of $15,000 and the repurchase program expired upon the repurchase of the full authorized amount under the plan.

21. DIVESTITURES

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15a(2)	Financial Statement Schedule

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

			Additions Charged to Costs and Expenses
	Balance at Beginning of Year	Impact of ASC 606 Adoption(1)			Balances at End of Year

				Deductions

	(In thousands)
Year Ended December 31, 2016
Allowance for doubtful accounts	$(30,308)	$—	$(28,512)	$19,029	$(39,791)
Year Ended December 31, 2017
Allowance for doubtful accounts	$(39,791)	$—	$(31,023)	$26,853	$(43,961)
Year Ended December 31, 2018
Allowance for doubtful accounts	$(43,961)	$42,663	$(2,823)	$1,235	$(2,886)

(1) Subsequent to the adoption of ASC 606, the majority of what was previously presented as allowance for doubtful accounts related to bad debt expense has been incorporated as an implicit price concession factored into net revenue and accounts receivable. Allowance for doubtful accounts as of December 31, 2018 represents the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts and other currently available evidence.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.