Form 10-Q
period 2019-03-31
ENSIGN GROUP, INC
filed 2019-05-06
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019.

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
(949) 487-9500
(Registrant’s Telephone Number, Including Area Code)
_____________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ENSG	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 3, 2019, 53,011,547 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$37,824	$31,083
Accounts receivable—less allowance for doubtful accounts of $3,380 and $2,886 at March 31, 2019 and December 31, 2018, respectively	291,701	276,099
Investments—current	4,037	8,682
Prepaid income taxes	148	6,219
Prepaid expenses and other current assets	24,019	24,130
Assets held for sale - current	—	1,859
Total current assets	357,729	348,072
Property and equipment, net	627,400	618,874
Right-of-use assets (Note 17)	1,045,638	—
Insurance subsidiary deposits and investments	42,937	36,168
Escrow deposits	300	7,271
Deferred tax assets	8,603	11,650
Restricted and other assets	16,441	20,844
Intangible assets, net	4,131	31,000
Goodwill	87,062	80,477
Other indefinite-lived intangibles	28,118	27,602
Total assets	$2,218,359	$1,181,958
Liabilities and equity
Current liabilities:
Accounts payable	$44,595	$44,236
Accrued wages and related liabilities	103,170	119,656
Lease liabilities—current (Note 17)	58,220	—
Accrued self-insurance liabilities—current	25,375	25,446
Other accrued liabilities	69,954	69,784
Current maturities of long-term debt	10,129	10,105
Total current liabilities	311,443	269,227
Long-term debt—less current maturities	240,660	233,135
Long-term lease liabilities—less current portion (Note 17)	963,172	—
Accrued self-insurance liabilities—less current portion	56,419	54,605
Other long-term liabilities	1,662	11,234
Deferred gain related to sale-leaseback (Note 17)	—	11,417
Total liabilities	1,573,356	579,618

Commitments and contingencies (Notes 15, 17 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 75,000 shares authorized; 55,465 and 52,955 shares issued and outstanding at March 31, 2019, respectively, and 55,089 and 52,584 shares issued and outstanding at December 31, 2018, respectively	55	55
Additional paid-in capital	292,612	284,384
Retained earnings	378,443	344,901
Common stock in treasury, at cost, 1,932 shares at March 31, 2019 and December 31, 2018, respectively	(38,405)	(38,405)
Total Ensign Group, Inc. stockholders' equity	632,705	590,935
Non-controlling interest	12,298	11,405
Total equity	645,003	602,340
Total liabilities and equity	$2,218,359	$1,181,958
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$549,214	$492,134
Expense
Cost of services	430,002	390,243
Return of unclaimed class action settlement (Note 18)	—	(1,664)
Rent—cost of services (Note 17)	35,786	33,850
General and administrative expense	33,024	25,104
Depreciation and amortization	12,598	11,622
Total expenses	511,410	459,155
Income from operations	37,804	32,979
Other income (expense):
Interest expense	(3,672)	(3,613)
Interest income	575	448
Other expense, net	(3,097)	(3,165)
Income before provision for income taxes	34,707	29,814
Provision for income taxes	7,100	6,521
Net income	27,607	23,293
Less: net income attributable to noncontrolling interests	235	161
Net income attributable to The Ensign Group, Inc.	$27,372	$23,132
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.52	$0.45
Diluted	$0.49	$0.43
Weighted average common shares outstanding:
Basic	53,081	51,585
Diluted	55,698	53,518
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2019	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	371	—	5,616	—	—	—	—	5,616
Dividends declared ($0.0475 per share)	—	—	—	(2,543)	—	—	—	(2,543)
Employee stock award compensation	—	—	2,612	—	—	—		2,612
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(317)	—	—	658	341
Cumulative effect of accounting change, net of tax	—	—	—	9,030	—	—	—	9,030
Net income attributable to noncontrolling interest	—	—	—	—	—	—	235	235
Net income attributable to the Ensign Group, Inc.	—	—	—	27,372	—	—	—	27,372
Balance - March 31, 2019	52,955	$55	$292,612	$378,443	1,932	$(38,405)	$12,298	$645,003

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2018	51,360	$53	$266,058	$264,691	1,932	$(38,405)	$7,662	$500,059
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	404	1	2,919	—	—	—	—	2,920
Dividends declared ($0.0450 per share)	—	—	—	(2,346)	—	—	—	(2,346)
Employee stock award compensation	—	—	1,971	—	—	—	—	1,971
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(79)	—	—	417	338
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(292)	(292)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	161	161
Net income attributable to the Ensign Group, Inc.	—	—	—	23,132	—	—	—	23,132
Balance - March 31, 2018	51,764	$54	$270,948	$285,398	1,932	$(38,405)	$7,948	$525,943

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$27,607	$23,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,598	11,622
Impairment of long-lived assets	—	155
Amortization of deferred financing fees	293	299
Amortization of deferred gain on sale-leaseback (Note 17)	—	(164)
Amortization of right-of-use assets (Note 17)	(254)	—
Deferred income taxes	—	14
Provision for doubtful accounts	615	570
Share-based compensation	2,953	2,309
Cash received from insurance proceeds related to replacement properties and business interruptions	—	167
Gains on insurance claims and disposal of assets	(4)	(667)
Change in operating assets and liabilities
Accounts receivable	(16,341)	6,453
Prepaid income taxes	6,072	6,654
Prepaid expenses and other assets	4,995	2,162
Insurance subsidiary deposits	—	80
Accounts payable	558	(6,815)
Accrued wages and related liabilities	(13,204)	(6,490)
Income taxes payable	990	—
Other accrued liabilities	(3,345)	(647)
Accrued self-insurance liabilities	1,352	1,061
Other long-term liability	(43)	339
Net cash provided by operating activities	24,842	40,395
Cash flows from investing activities:
Purchase of property and equipment	(13,645)	(11,082)
Cash payments for business acquisitions (Note 8)	(8,004)	—
Cash payments for asset acquisitions (Note 8)	(5,763)	(4,447)
Escrow deposits	(300)	(10,025)
Escrow deposits used to fund acquisitions	7,271	228
Cash proceeds from the sale of assets and insurance proceeds	2,521	64
Change in other assets	(7,473)	(201)
Net cash used in investing activities	(25,393)	(25,463)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	265,000	195,000
Payments on revolving credit facility and other debt (Note 15)	(257,517)	(217,421)
Issuance of common stock upon exercise of options	2,334	2,920
Dividends paid	(2,525)	(2,328)
Non-controlling interest distribution	—	(292)
Payments of deferred financing costs	—	(91)
Net cash provided by/(used in) financing activities	7,292	(22,212)
Net increase/(decrease) in cash and cash equivalents	6,741	(7,280)
Cash and cash equivalents beginning of period	31,083	42,337
Cash and cash equivalents end of period	$37,824	$35,057
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,916	$3,809
Lease liabilities	$36,183	$—
Non-cash financing and investing activity:
Accrued capital expenditures	$3,300	$3,300
Accrued dividends declared	$2,543	$2,346
Note receivable from sale of ancillary business	$—	$139
Note payable due to seller from business acquisition	$924	$—
Right-of-use assets obtained in exchange for new operating lease obligation	$6,348	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of March 31, 2019, the Company operated 245 facilities, 56 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living, home health, hospice, home care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 19,800 operational skilled nursing beds and 5,600 senior living units. As of March 31, 2019, the Company owned 72 of its 245 affiliated facilities and leased an additional 173 facilities through long-term lease arrangements and had options to purchase 12 of those 173 facilities. As of December 31, 2018, the Company owned 72 of its 244 affiliated facilities and leased an additional 172 facilities through long-term lease arrangements and had options to purchase 12 of those 172 facilities.
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
Each of the Company's affiliated operations are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this Report is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group, Inc.

Proposed Spin-Off Transaction — On May 6, 2019, the Company announced a proposed plan to separate its transitional and skilled nursing services, and its home health and hospice operations and substantially all of its senior living and other ancillary operations into two separate, publicly traded companies. See Note 2, Proposed Spin-Off of Subsidiaries.

Other Information — The accompanying condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. PROPOSED SPIN-OFF OF SUBSIDIARIES

On May 6, 2019, the Company announced a proposed plan to separate its transitional and skilled nursing services, and its home health and hospice operations and substantially all of its senior living and other ancillary operations into two separate, publicly traded companies:

•	Ensign, which will include transitional and skilled services, rehabilitative care services, healthcare campuses, post-acute-related new business ventures and real estate investments; and

•
The Pennant Group, Inc. ("Pennant"), which will be a holding company of operating subsidiaries that provide home health, hospice, senior living and mobile diagnostic and clinical laboratory operations.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to accomplish the proposed separation through a Spin-Off, in which it expects to distribute shares of Pennant common stock to the Company’s stockholders, on a pro rata basis. The Company anticipates that at the time of the Spin-Off, Pennant, which is currently a wholly-owned subsidiary of the Company, will consists of 60 home health, hospice and home care agencies, 51 senior living communities and other ancillary operations as of May 6, 2019. Ensign affiliates will retain ownership of the real estate at 28 of the 51 senior living operations that are being contributed to Pennant. The Company anticipates that after the Spin-Off, all of these properties will be leased to Pennant on a triple-net basis, under which Pennant affiliates will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

In accordance with Accounting Standards Codification (ASC) 505-60, Equity-Spinoffs and Reverse Spinoffs, the accounting for the separation of the Company follows its legal form, with Ensign as the legal and accounting spinnor and Pennant as the legal and accounting spinnee, due to the relative significance of Ensign’s healthcare business, the relative fair values of the respective companies, the retention of all senior management, and other relevant indicators.

In connection with the adoption of the stockholder rights plan, the Company anticipates that the board of directors will declare a dividend of one share of Pennant common stock for every two shares of the Company's common stock held by stockholders as of the record date. Pennant is also anticipating that awards of equity of Pennant subsidiaries granted to certain individuals will be exchanged for Pennant common stock immediately prior to the distribution. The number of shares of Ensign common stock each stockholder owns and the related proportionate interest in Ensign will not change as a result of the proposed Spin-Off. Each Ensign stockholder will receive only whole shares of Pennant common stock in the distribution, as well as cash in lieu of any fractional shares. The proposed Spin-Off is subject to customary conditions, including receipt of a tax opinion from counsel, effectiveness of the registration statement filed with the Securities and Exchange Commission, execution of third-party agreements and final approval by Ensign’s board of directors.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and senior living operations, home health, hospice and home care operations, and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. The Company presents noncontrolling interests within the equity section of its condensed consolidated balance sheets. The Company presents the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its condensed consolidated statements of income.
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three months ended March 31, 2019.
The Company completed the sale of one of its senior living operations for a sale price of $1,838 during the three months ended March 31, 2019. The sale transaction does not meet the criteria of discontinued operations as it does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results. The Company presented property and equipment assets of the senior living operation sold as held for sale in the consolidated balance sheet as of December 31, 2018.
Reclassifications - Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations.
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

Revenue Recognition — On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) applying the modified retrospective method. The adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts, for which all revenue had not been recognized, as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 4, Revenue and Accounts Receivable.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts and other currently available evidence. See Note 4, Revenue and Accounts Receivable.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $155 during the three months ended March 31, 2018. The Company did not record an impairment charge during the three months ended March 31, 2019.

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in operating lease assets, current operating lease liabilities and noncurrent operating lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company records rent expense for operating leases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. The lease term excludes lease renewals as the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably assured that the Company will exercise the extension options. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

The Company recognizes lease expense for leases with an initial term of 12 months or less on a straight-line basis over the lease term. These leases are not recorded on the condensed consolidated balance sheet. Certain of the Company's lease agreements include rental payments that are adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material subleases. See further discussion at Note 17, Leases.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of patient base, facility trade names and customer relationships. Trade names at affiliated facilities are amortized over 30 years and customer relationships are amortized over a period of up to 20 years.

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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill and intangible assets impairment during the three months ended March 31, 2019 and 2018. See further discussion at Note 11, Goodwill and Other Indefinite-Lived Intangible Assets.
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
The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $43,200 and $42,635 as of March 31, 2019 and December 31, 2018, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington and Wyoming, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington and Wyoming, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas, Washington and Wyoming, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington and Wyoming, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $25,171 and $24,624 as of March 31, 2019 and December 31, 2018, respectively.
In addition, the Company has recorded an asset and equal liability of $7,360 and $6,969 at March 31, 2019 and December 31, 2018, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $6,063 and $5,823 as of March 31, 2019 and December 31, 2018, respectively.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the standard as of January 1, 2019, electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carry forward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy to keep leases, with an initial term of 12 months, or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

The adoption of this standard resulted in recognition of net lease assets and lease liabilities of $1,051,148 and $1,029,240, respectively, on its condensed consolidated balance sheets as of January 1, 2019. The Company recorded an adjustment, net of tax, of $9,030 to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction, which resulted in an increase in rent expense of $658 annually, as we are no longer able to recognize the gain in our consolidated statement of income as a result of the new lease standard. In addition, initial direct costs associated with its lease agreements and favorable lease assets of $26,939 were classified into right of used assets on the adoption date. The standard does not materially affect the Company's consolidated net earnings or have a notable impact on liquidity or debt-covenant compliance under the current agreements. See further discussion at Note 17, Leases.

Prior to the adoption of ASC 842, the Company recognized revenue related to its senior living residency agreements in accordance with the provisions of ASC 840, Leases ("ASC 840").  Subsequent to the adoption of ASU 2016-02, Leases, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of ASC 842 and the non-lease components utilizing the provisions of ASC 606, Revenue from Contracts with Customers. To separately account for the components, the transaction price is allocated among the components based upon the estimated stand alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with ASC 840 prior to the adoption of ASU 2016-02 (such as common area maintenance services, other basic services, and executory costs) are recognized as non-lease components subject to the provisions of ASC 606 subsequent to the adoption of ASU 2016-02. Entities are required to recognize a cumulative effect adjustment to beginning retained earnings as of the initial application date of ASU 2016-02 for changes to amounts recognized for these certain components for the transition from ASC 840 to ASC 606. However, entities are permitted to elect the practical expedient under ASU 2018-11, Leases, allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/non-lease component combination practical expedient under ASU 2018-11 upon initial application of ASC 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date with a cumulative effect adjustment to beginning retained earnings as of the initial application date for any changes recognized related to existing transactions.

Upon adoption of ASU 2016-02 and ASU 2018-11, the Company elected the lessor practical expedient within ASU 2018-11.  The Company recognizes revenue under these resident agreements based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. The Company has concluded that the non-lease components of the agreements with respect to its senior living communities are the predominant component of the contract, therefore, the Company recognizes revenue for these residents agreements under ASC Topic 606. The timing and pattern of revenue recognition is substantially the same as that prior to the adoption of these standards.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

Accounting Standards Recently Issued But Not Yet Adopted by the Company

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

4. REVENUE AND ACCOUNTS RECEIVABLE

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

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such variances become known.
Revenue from the Medicare and Medicaid programs accounted for 67.9% of the Company's revenue for both the three months ended March 31, 2019 and 2018. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three months ended March 31, 2019 and 2018.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue as well as revenue by payor is provided in Note 7, Business Segments.
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
Senior Living Revenue
The Company's senior living revenue consists of fees for basic housing and assisted living care. Accordingly, we record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.
Home Health Revenue
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
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
In addition to revenue recognized on completed episodes, the Company also recognizes a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. As such, the Company estimates revenue and recognizes it on a daily basis. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and the Company’s estimate of the average percentage complete based on visits performed.
Non-Medicare Revenue
Episodic Based Revenue - The Company recognizes revenue in a similar manner as it recognizes Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.
Non-episodic Based Revenue - Revenue is recorded on an accrual basis based upon the date of service at amounts equal to its established or estimated per visit rates, as applicable.
Hospice Revenue
Revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily rates for each of the levels of care the Company delivers. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, the Company monitors its provider numbers and estimates amounts due back to Medicare if a cap has been exceeded. The Company records these adjustments as a reduction to revenue and increases to other accrued liabilities.
Prior period results reclassifications, for comparative purposes, for only presenting total revenue for all revenue services. In the prior year, the Company presented its senior living revenue due to the adoption of ASC 606. This reclassification had no effect on the reported results of operations.
Revenue for the three months ended March 31, 2019 and 2018 is summarized in the following tables:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$195,003	35.5%	$167,625	34.1%
Medicare	147,720	26.9	139,314	28.3
Medicaid — skilled	30,451	5.5	27,042	5.5
Total Medicaid and Medicare	373,174	67.9	333,981	67.9
Managed care	89,848	16.4	83,716	17.0
Private and other payors(1)	86,192	15.7	74,437	15.1
Revenue	$549,214	100.0%	$492,134	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2018 and 2017.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of March 31, 2019 and December 31, 2018, or activity during the three months ended March 31, 2019 and 2018.

Accounts receivable as of March 31, 2019 and December 31, 2018 is summarized in the following table:

	March 31, 2019	December 31, 2018
Medicaid	$123,268	$117,984
Managed care	61,991	54,682
Medicare	53,879	50,994
Private and other payors	55,943	55,325
	295,081	278,985
Less: allowance for doubtful accounts	(3,380)	(2,886)
Accounts receivable, net	$291,701	$276,099
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

5. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing income from continuing operations attributable to stockholders of The Ensign Group, Inc. by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$27,607	$23,293
Less: net income attributable to noncontrolling interests	235	161
Net income attributable to The Ensign Group, Inc.	$27,372	$23,132

Denominator:
Weighted average shares outstanding for basic net income per share	53,081	51,585
Basic net income per common share attributable to The Ensign Group, Inc.	$0.52	$0.45

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$27,607	$23,293
Less: net income attributable to noncontrolling interests	235	161
Net income attributable to The Ensign Group, Inc.	$27,372	$23,132

Denominator:
Weighted average common shares outstanding	53,081	51,585
Plus: incremental shares from assumed conversion (1)	2,617	1,933
Adjusted weighted average common shares outstanding	55,698	53,518
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.49	$0.43

(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 489 and 937 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,824	$—	$—	$31,083	$—	$—

The Company's non-financial assets, which includes goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, the Company assesses its long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 3, Summary of Significant Accounting Policies for further discussion of the Company's significant accounting policies.

Debt Security Investments - Held to Maturity

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2019 and December 31, 2018, the Company had approximately $46,974 and $44,850, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of March 31, 2019, the debt security investments were held in AA, A and BBB rated debt securities.

7. BUSINESS SEGMENTS

The Company has three reportable operating segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) senior living services, which includes the operation of assisted and independent living facilities; and (3) home health and hospice services, which includes the Company's home health, hospice and home care businesses. The Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, reviews financial information at the operating segment level.

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

As of March 31, 2019, transitional and skilled services included 166 wholly-owned affiliated skilled nursing operations and 24 campuses that provide skilled nursing and rehabilitative care services and senior living services. The Company provided room and board and social services through 55 wholly-owned affiliated senior living operations and 24 campuses as mentioned above. Home health, hospice and home care services were provided to patients through 56 affiliated agencies. As of March 31, 2019, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended March 31, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$181,294	$9,802	$3,907	$—		$195,003	35.5%
Medicare	116,701	—	31,019	—		147,720	26.9
Medicaid-skilled	30,451	—	—	—		30,451	5.5
Subtotal	328,446	9,802	34,926	—		373,174	67.9
Managed care	83,172	—	6,676	—		89,848	16.4
Private and other	37,640	30,892	4,515	13,145	(1)	86,192	15.7
Total revenue	$449,258	$40,694	$46,117	$13,145		$549,214	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2019.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$156,511	$8,264	$2,850	$—		$167,625	34.1%
Medicare	111,953	—	27,361	—		139,314	28.3
Medicaid-skilled	27,042	—	—	—		27,042	5.5
Subtotal	295,506	8,264	30,211	—		333,981	67.9
Managed care	77,800	—	5,916	—		83,716	17.0
Private and other	33,710	27,849	3,631	9,247	(1)	74,437	15.1
Total revenue	$407,016	$36,113	$39,758	$9,247		$492,134	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2018.

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended March 31, 2019
	Transitional and Skilled Services(4)	Senior Living Services(4)	Home Health and Hospice Services	All Other(3)	Elimination	Total
Revenue from external customers	$449,258	$40,694	$46,117	$13,145	$—	$549,214
Intersegment revenue(1)	715	—	—	1,712	(2,427)	—
Total revenue	$449,973	$40,694	$46,117	$14,857	$(2,427)	$549,214
Segment income (loss)(2)	$58,764	$5,038	$6,868	$(32,866)	$—	$37,804
Interest expense, net of interest income						$(3,097)
Income before provision for income taxes						$34,707
Depreciation and amortization	$8,614	$1,900	$260	$1,824	$—	$12,598

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $715. Including these expenses, home health and hospice services segment income would be $6,153. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $1,712.
(3) General and administrative expense are included in the "All Other" category.
(4) The Company's campuses represent facilities that offer both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective reportable segment.

	Three Months Ended March 31, 2018
	Transitional and Skilled Services(4)	Senior Living Services(4)	Home Health and Hospice Services	All Other(3)	Elimination	Total
Revenue from external customers	$407,016	$36,113	$39,758	$9,247	$—	$492,134
Intersegment revenue(1)	689	—	—	1,082	(1,771)	—
Total revenue	$407,705	$36,113	$39,758	$10,329	$(1,771)	$492,134
Segment income (loss)(2)	$46,195	$4,662	$6,058	$(23,936)	$—	$32,979
Interest expense, net of interest income						$(3,165)
Income before provision for income taxes						$29,814
Depreciation and amortization	$7,802	$1,597	$245	$1,978	$—	$11,622

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $689.  Including these expenses, home health and hospice services segment income would be $5.369. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $1,082.
(3) General and administrative expense is included in the "All Other" category.
(4) The Company's campuses represent facilities that offer both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective reportable segment.
The Company completed the sale of one of its senior living operations for an aggregate sale price of $1,838 during the three months ended March 31, 2019. The sale transaction does not meet the criteria of discontinued operations as it does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results.

8. ACQUISITIONS
The acquisition focus of the subsidiaries is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, the affiliated operations will acquire facilities that have been operating under third-party leases.
During the three months ended March 31, 2019, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of two stand-alone skilled nursing operations, one home health agency and one hospice agency. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 218 operational skilled nursing beds to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions during the three months ended March 31, 2019 was $14,691.
During the first quarter of 2019, the fair value of assets for two of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with Accounting Standards Codification Topic 805, Clarifying the Definition of a Business (ASC 805). The purchase price for the two asset acquisitions was $5,763, which mainly consisted of building and improvements of $5,033. The fair value of assets for the remaining three acquisitions was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with ASC 805. The purchase price for the three business combinations was $8,928, which mainly consisted of goodwill and indefinite-lived intangible assets of $7,101. The Company also entered into a note payable with the seller of $924. As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the first quarter was not finalized as necessary valuation information was not yet available.
During the first quarter of 2018, all of the fair value of the assets acquired were concentrated in property and equipment and as such, the transactions were classified as asset acquisitions in accordance with ASC 805. During the three months ended March 31, 2018, the aggregate purchase price for those acquisitions was $4,447.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return on invested capital. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the three months ended March 31, 2019 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the March 31, 2019 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to March 31, 2019, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of five stand-alone skilled nursing operations, one stand-alone senior living operation, two campus operations, two hospice agencies and two home care agencies. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 810 operational skilled nursing beds and 222 assisted living units to be operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions was $35,060. As of the date of this report, the preliminary allocation of the purchase price for the acquisitions subsequent to March 31, 2019 were not completed as necessary valuation information was not yet available. As such, the determination whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the allocation of the purchase price.

9. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	March 31, 2019	December 31, 2018
Land	$60,895	$60,420
Buildings and improvements	417,204	411,096
Equipment	210,224	202,346
Furniture and fixtures	5,194	5,079
Leasehold improvements	115,344	112,935
Construction in progress	12,893	9,729
	821,754	801,605
Less: accumulated depreciation	(194,354)	(182,731)
Property and equipment, net	$627,400	$618,874

See also Note 8, Acquisitions for information on acquisitions during the three months ended March 31, 2019 and 2018.

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	March 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(185)	175	$843	$(251)	$592
Favorable leases	2.1	534	(249)	285	35,650	(8,724)	26,926
Assembled occupancy	0.4	2,964	(2,951)	13	2,936	(2,870)	66
Facility trade name	30.0	733	(324)	409	733	(317)	416
Customer relationships	16.7	5,110	(1,861)	3,249	4,670	(1,670)	3,000
Total		$9,701	$(5,570)	$4,131	$44,832	$(13,832)	$31,000

Amortization expense was $893 and $615 for the three months ended March 31, 2019 and 2018, respectively. The majority of favorable leases were reclassed to right-of-use assets as of March 31, 2019, as a part of the adoption of ASC 842. See Note 17, Leases.
Estimated amortization expense for each of the years ending December 31 is as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2019 (remainder)	$868
2020	345
2021	249
2022	249
2023	237
2024	234
Thereafter	1,949
$4,131

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

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of March 31, 2019. See further discussion of goodwill acquired at Note 8, Acquisitions.

The following table represents activity in goodwill by segment as of and for the three months ended March 31, 2019:

	Goodwill
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2019	$45,486	$3,958	$27,250	$3,783	$80,477
Additions	—	—	1,154	5,431	6,585
March 31, 2019	$45,486	$3,958	$28,404	$9,214	$87,062

Other indefinite-lived intangible assets consists of the following:

	March 31, 2019	December 31, 2018
Trade name	$1,245	$1,217
Medicare and Medicaid licenses	26,873	26,385
	$28,118	$27,602

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019	December 31, 2018
Debt issuance costs, net	$1,664	$1,892
Long-term insurance losses recoverable asset	7,360	6,969
Deposits with landlords	3,917	8,694
Capital improvement reserves with landlords and lenders	3,417	3,196
Note receivable from sale of ancillary business	83	93
Restricted and other assets	$16,441	$20,844

Included in restricted and other assets as of March 31, 2019 and December 31, 2018 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prepaid rent of $5,220, previously included in deposits with landlords above, were reclassed to right-of-use assets as of March 31, 2019 as part of the adoption of ASC 842. See Note 17, Leases.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
Quality assurance fee	$5,120	$5,375
Refunds payable	25,575	25,118
Resident advances	7,219	8,495
Cash held in trust for patients	2,831	2,824
Resident deposits	6,766	6,665
Dividends payable	2,543	2,525
Property taxes	7,404	9,426
Other	12,496	9,356
Other accrued liabilities	$69,954	$69,784

Quality assurance fee represents the aggregate of amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident advances occur when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the accompanying condensed consolidated balance sheets.

14. INCOME TAXES

The Company recorded income tax expense of $7,100 and $6,521 during the three months ended March 31, 2019 and 2018, respectively, or 20.5% of earnings before income taxes for the three months ended March 31, 2019, compared to 21.9% for the three months ended March 31, 2018. The effective tax rate for both three month periods include excess tax benefits from stock-based compensation which were offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2019, the statutes of limitations will lapse on the Company's 2015 Federal tax year and certain 2014 and 2015 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2019 and 2018.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company implemented ASC 842 as described in the Summary of Significant Accounting Policies. The new lease standard reduced net deferred assets by $3,044 reflected in a retained earnings adjustment.

15. DEBT
Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
Term loan with SunTrust	$111,250	$113,125
Revolving credit facility with SunTrust	20,000	10,000
Mortgage loans and promissory note	122,313	122,955
	253,563	246,080
Less: current maturities	(10,129)	(10,105)
Less: debt issuance costs	(2,774)	(2,840)
	$240,660	$233,135

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

On July 19, 2016, the Company entered into the second amendment to the credit facility (Second Amended Credit Facility), which amended the existing credit agreement to increase the aggregate principal amount up to $450,000. The Second Amended Credit Facility is comprised of a $300,000 revolving credit facility and a $150,000 term loan. Borrowings under the term loan portion of the Second Amended Credit Facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.00% per annum of the original principal amount. The interest rates and commitment fee applicable to the Second Amended Credit Facility are similar to the Amended Credit Facility discussed below. Except as set forth in the Second Amended Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2019, the Company's operating subsidiaries had $131,250 outstanding under the Credit Facility. The outstanding balance on the term loan was $111,250, of which $7,500 is classified as short-term and the remaining $103,750 is classified as long-term. The outstanding balance on the revolving Credit Facility was $20,000, which is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2019.

As of May 2, 2019, there was approximately $111,250 outstanding under the Revolving Credit Facility.

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
As of March 31, 2019, the Company's operating subsidiaries had $122,313 outstanding under the mortgage loans and note, of which $2,629 is classified as short-term and the remaining $119,684 is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2019.
Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had approximately $4,782 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
Stock Options
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At March 31, 2019, there were 4,379 unissued shares of common stock available for issuance under this plan.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 141 options and 105 restricted stock awards from the 2017 Plan during the three months ended March 31, 2019.
The Company used the following assumptions for stock options granted during the three months ended March 31, 2019 and 2018:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2019	141	2.5%	6.3 years	33.6%	0.3%
2018	168	2.7%	6.2 years	32.0%	0.7%
For the three months ended March 31, 2019 and 2018, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2019	141	$53.99	$19.70
2018	168	$26.53	$9.01

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2019 and 2018 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the three months ended March 31, 2019 and 2018:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2019	4,188	$17.35	2,431	$12.37
Granted	141	53.99
Forfeited	(13)	25.63
Exercised	(274)	8.52
March 31, 2019	4,042	$19.20	2,345	$13.22

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2019:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2009	4.06	-	4.56	67	$140	0	67
2010	4.77	-	4.96	65	158	1	65
2011	5.90	-	7.99	81	278	2	81
2012	6.56	-	7.96	234	863	3	234
2013	7.98	-	11.49	390	1,888	4	390
2014	10.55	-	18.94	1,161	6,571	5	924
2015	21.47	-	25.24	465	4,225	6	286
2016	18.79	-	19.89	395	2,754	7	170
2017	18.64	-	22.90	427	2,985	8	98
2018	26.53	-	38.59	616	7,453	9	30
2019	53.99			141	2,786	10	—
Total				4,042	$30,101		2,345
Restricted Stock Awards
The Company granted 105 and 57 restricted stock awards during the three months ended March 31, 2019 and 2018, respectively. All awards were granted at an issued price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2019 and 2018 ranged from $41.68 to $53.99 and $23.61 to $27.70 respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2019 and changes during the three months ended March 31, 2019 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	573	$29.31
Granted	105	51.15
Vested	(97)	42.62
Forfeited	(3)	26.43
Nonvested at March 31, 2019	578	$31.06

During the three months ended March 31, 2019, the Company granted 7 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $41.68 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the three months ended March 31, 2019 and 2018 was as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2019	2018
Share-based compensation expense related to stock options	$1,343	$1,216
Share-based compensation expense related to restricted stock awards	998	578
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	271	177
Total	$2,612	$1,971

In future periods, the Company expects to recognize approximately $14,429 and $15,747 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2019. Future share-based compensation expense will be recognized over 3.7 and 3.9 weighted average years for unvested options and restricted stock awards, respectively. There were 1,697 unvested and outstanding options at March 31, 2019, of which 1,593 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at March 31, 2019 was 6.0 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of and for the three months ended March 31, 2019 and December 31, 2018 is as follows:

Options	March 31, 2019	December 31, 2018
Outstanding	$129,719	$89,806
Vested	89,050	64,222
Expected to vest	35,864	22,963
Exercisable	10,419	27,646
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company implemented a management equity plan and granted stock options and restricted stock awards of a subsidiary of the Company to employees and management of that subsidiary (Subsidiary Equity Plan). The Company did not grant any new restricted shares during the three months ended March 31, 2019 and 2018. These awards generally vest over a period of three to five years, or upon the occurrence of certain prescribed events. During the three months ended March 31, 2019 and 2018, there were no restricted stock awards that vested for both periods.
The Company did not grant any new stock options during the three months ended March 31, 2019 and 2018. The value of the stock options and restricted stock awards is tied to the value of the common stock of the subsidiary. The awards can be put to the Company at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three months ended March 31, 2019 and 2018, the Company expensed $341 and $338 , respectively, in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at March 31, 2019 and 2018 is 164 and 223, respectively.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing, senior living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14,839 and $14,418 for the three months ended March 31, 2019 and 2018, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of March 31, 2019.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $35,970 and $34,164 for the three months ended March 31, 2019 and 2018, respectively.
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
Impact of New Leases Guidance
As described further in Note 3, Summary of Significant Accounting Policies, the Company adopted Topic 842, Leases, as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.
All of the Company's leases are classified as operating leases. The components of lease assets and liabilities are included in the condensed consolidated balance sheets. The following tables summarize the impacts of the adoption of the new lease accounting guidance on the Company’s condensed consolidated balance sheet as of March 31, 2019 and the condensed consolidated statement of income for the three months ended March 31, 2019, as if the previous accounting guidance was in effect for comparison purposes. There was no impact to the condensed consolidated statement of cash flows for the three months ended March 31, 2019, as such, no impact information was provided.
The following table summarizes the impact of the adoption of the new lease accounting guidance on the Company’s condensed consolidated balance sheet as of March 31, 2019.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019			December 31, 2018
	As Reported	Adjustments to reflect prior lease guidance	Balances as if the previous accounting guidance was in effect	As Reported
Total assets	$2,218,359	$1,003,849	$1,214,510	$1,181,958
Total liabilities(1)	1,573,356	994,935	578,421	579,618
Total equity(2)	645,003	8,914	636,089	602,340
(1) As of March 31, 2019, the balance as if the previous accounting guidance was in effect for current liabilities, would be $254,087.
(2) Included in "Adjustments to reflect prior lease guidance" are adjustments to equity for the impact of the adoption of Topic 842 related to a deferred gain on a previous sale-leaseback transaction, net of tax, of $9,030, and the quarterly net income impact of $116.
The following table summarizes the impact of the adoption of the new lease accounting guidance on the Company’s condensed consolidated statement of income during the three months ended March 31, 2019.

	Three Months Ended March 31,
	2019			2018
	As Reported	Adjustments to reflect prior lease guidance	Balances as if the previous accounting guidance was in effect	As Reported
Rent- cost of services	$35,786	$165	$35,621	$33,850
Total expenses	511,410	165	511,245	459,155
Net income	27,372	116	27,256	23,132

Net income per share attributable to the Ensign Group, Inc:
Basic	$0.52		$0.52	$0.45
Diluted	$0.49		$0.49	$0.43
The components of operating lease expense(1), are as follows:

	Three Months Ended March 31,
	2019	2018
Rent - cost of services	$35,786	$33,850
General and administrative expense	184	150
Depreciation and amortization	495	495
	$36,465	$34,495
(1) Operating lease costs include short-term leases and variable lease costs, which are immaterial.
Future minimum lease payments for all leases as of March 31, 2019 are as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2019 (remainder)	$107,340
2020	142,183
2021	141,161
2022	139,613
2023	137,914
2024	136,029
Thereafter	837,822
Total lease payments	1,642,062
Less: present value adjustment	(619,814)
Less: variable rent	(856)
Present value of total lease liabilities	1,021,392
Less: current lease liabilities	(58,220)
Long-term operating lease liabilities	$963,172

Future minimum lease payments for all leases as of December 31, 2018 were as follows:

Year	Amount
2019	$142,497
2020	141,536
2021	140,524
2022	139,018
2023	137,349
Thereafter	967,027
Total lease payments	$1,667,951

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2019, the weighted average remaining lease term is 12 years and the weighted average discount rate used to determine the operating lease liability is 8.64%.

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether the Company has violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s independently operated skilled nursing facilities and persons who served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, the Company’s independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent operating subsidiaries are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with the requirements of participation under certain state and federal healthcare programs; it may also subject the facility to a deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
The Company and its independent operating subsidiaries have in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. For example, the Company has been subjected to, and is currently involved in, class action litigation alleging violations of state and federal wage and hour law as related to classification of employees as exempt from overtime.  The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
In March of 2017, the Company was invited to engage in further settlement discussions to determine whether a resolution of the case was possible in advance of a decision on class certification. In April of 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December of 2017, and the funds were distributed to the class members in the first quarter of 2018. The Company received back $1,664 related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.

Other claims and suits continue to be filed against the Company and other post-acute care providers. In addition, professional negligence claims have been filed and will likely continue to be filed against the Company's independent operating entities by residents or responsible parties.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Unified Program Integrity Contractors (UPIC) and Medicaid Integrity Contributors (MIC) programs, collectively referred to as "Reviews." As of March 31, 2019, 13 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of March 31, 2019, the Company's independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.
U.S. Government Inquiry and Corporate Integrity Agreement — In October 2013, the Company completed and executed a settlement agreement (the Settlement Agreement) with the DOJ, which received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company has denied engaging in any illegal conduct and agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, the Company entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. CMS acknowledged the existence of the Company’s current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and required that the Company continue during the term of the CIA to maintain a program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. The Company was also required to notify the Office of Inspector General-HHS in writing, of, among other things: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by federal health care programs. The Company was also required to retain an Independent Review Organization (IRO) to review certain clinical documentation annually for the term of the CIA.

In the first quarter of 2019, the Company received notice from the OIG that the Company’s five-year CIA with the OIG has been completed. Upon receipt of the Company’s fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 60.0% and 60.6% of its total accounts receivable as of March 31, 2019 and December 31, 2018, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 67.9% of the Company's revenue for both the three months ended March 31, 2019 and 2018.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of May 2, 2019, the Company had approximately $1,083 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

19. COMMON STOCK
As approved by the Board of Directors on April 3, 2018, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $30,000 of its common stock under the program for a period of approximately 11 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program expired on February 20, 2019. The Company did not purchase any shares pursuant to this stock repurchase program.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living, home health, hospice, home care and other ancillary services. As of March 31, 2019, we offered skilled nursing, senior living and rehabilitative care services through 245 skilled nursing and senior living facilities. Of the 245 facilities, we owned 72 and operated an additional 173 facilities under long-term lease arrangements, and have options to purchase 12 of those 173 facilities. Our home health and hospice business provides home health, hospice and home care services from 56 agencies across twelve states.

The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of March 31, 2019:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	72	12	161	245
Percentage of total	29.4%	4.9%	65.7%	100.0%
Operational skilled nursing beds	4,091	1,240	14,457	19,788
Percentage of total	20.7%	6.3%	73.0%	100.0%
Senior living units	2,278	184	3,107	5,569
Percentage of total	40.9%	3.3%	55.8%	100.0%

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
Recent Activities

Proposed Spin-Off of Subsidiaries — On May 6, 2019, we announced a proposed plan to separate our transitional and skilled nursing services, and our home health and hospice operations and substantially all of our senior living and other ancillary operations into two separate, publicly traded companies:

•	Ensign, which will include transitional and skilled services, rehabilitative care services, healthcare campuses, post-acute-related new business ventures and real estate investments; and

•	The Pennant Group, Inc. (Pennant), which will be a holding company of operating subsidiaries that provide home health, hospice, senior living and mobile diagnostic and clinical laboratory operations.

We intend to accomplish the proposed separation through a Spin-Off in which we expect to distribute shares of Pennant common stock to our stockholders on a pro rata basis. We anticipate that at the time of the Spin-Off, Pennant, which is currently a wholly-owned subsidiary of Ensign, will consist of 60 home health, hospice and home care agencies, 51 senior living communities and other ancillary operations as of May 6, 2019. Ensign affiliates will retain the ownership of the real estate at 28 of the 51 senior living operations that are being contributed to Pennant. We anticipate that after the Spin-Off, all of these properties will be leased to Pennant on a triple-net basis, under which, Pennant affiliates will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

In connection with the adoption of the stockholder rights plan, we anticipate that the board of directors will declare a dividend of one share of Pennant common stock for every two shares of Ensign's common stock held by stockholders as of the record date. The number of shares of Ensign common stock each stockholder owns and the related proportionate interest in Ensign will not change as a result of the proposed Spin-Off. Each Ensign stockholder will receive only whole shares of Pennant common stock in the distribution, as well as cash in lieu of any fractional shares. The proposed Spin-Off is subject to customary conditions, including receipt of a tax opinion from counsel, effectiveness of the registration statement filed with the Securities and Exchange Commission, execution of third-party agreements and final approval by Ensign’s board of directors.
Closure of the corporate integrity agreement (the CIA): In the first quarter of 2019, we received notice from the Office of Inspector General (OIG) that our five-year CIA with the OIG has been completed.
Sale of one facility - We completed the sale of one of our senior living operations for a sale price of $1.8 million in the first quarter of 2019.
Adoption of Lease Standard - On January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases under the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The new lease standard requires lessees to recognize leases, with terms longer than 12 months, on the balance sheet and disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.
The new accounting standard had the following effects on our presentation and disclosure:

•
We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the condensed consolidated statement of income on a straight-line basis over the lease term. We also elected the practical expedient to not separate lease and non-lease components for all of our leases as the non-lease components are not significant to the overall lease costs.

•	Prior period results reflect historical lease classification, under which all of our leases were classified as operating leases.

•
The adoption of this standard resulted in recognition of net lease assets and lease liabilities of $1.1 billion and $1.0 billion, respectively, on our condensed consolidated balance sheets as of January 1, 2019.

•
We recorded an adjustment, net of tax, of $9.0 million to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction, which resulted in an increase in rent expense of $0.7 million annually, as we are no longer able to recognize the gain in our consolidated statement of income as a result of the new lease standard. In addition, initial direct costs associated with our lease agreements and favorable lease assets of $26.9 million were classified into right-of-use assets on the adoption date. See further discussion at Note 17, Leases.

Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of March 31, 2019:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	43	40	25	2	17	9	9	8	4	—	4	4	1	166
Senior living services	10	6	6	19	1	5	1	2	1	—	—	—	4	55
Campuses(1)	5	3	1	—	1	1	—	2	2	7	2	—	—	24
Number of operational beds/units
Operational skilled nursing beds	5,807	4,266	3,452	100	1,889	766	821	776	413	614	368	424	92	19,788
Senior living units	843	735	1,249	758	106	619	98	195	304	246	31	—	385	5,569
(1) Campus represents a facility that offers both skilled nursing and senior living services.
As of March 31, 2019, we provided home health and hospice services through our 56 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming.
During the three months ended March 31, 2019, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of two stand-alone skilled nursing operations, one home health agency and one hospice agency. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 218 operational skilled nursing beds to be operated by our affiliated operating subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions during the three months ended March 31, 2019 was $14.7 million.
Subsequent to March 31, 2019, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of five stand-alone skilled nursing operation, one stand-alone assisted living operation, two campus operations, two hospice agencies and two home care agencies. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 810 operational skilled nursing beds and 222 senior living units to be operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions was $35.1 million.
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

•
Skilled revenue. The amount of routine revenue generated from patients in the skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled patients that are included in this population represent very high acuity patients who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our senior living services.

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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended March 31,
	2019	2018
Skilled Mix:
Days	29.9%	31.6%
Revenue	49.7%	52.2%
Quality Mix:
Days	41.7%	43.4%
Revenue	58.1%	60.5%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Occupancy for transitional and skilled services:
Operational beds at end of period	19,788	18,864
Available patient days	1,771,705	1,691,213
Actual patient days	1,406,369	1,314,970
Occupancy percentage (based on operational beds)	79.4%	77.8%

Senior Living Services

• Occupancy. We define occupancy derived from our senior living services as the ratio of actual number of days our units are occupied during any measurement period to the number of units in facilities which are available for occupancy during the measurement period.

• Average monthly revenue per unit. The revenue for a period at a senior living facility divided by actual occupied units for that revenue source for that given period.

	Three Months Ended March 31,
	2019	2018
Occupancy for senior living services:
Occupancy percentage (units)	75.1%	75.5%
Average monthly revenue per unit	$2,946	$2,858

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Home health services:
Average Medicare revenue per completed episode	$2,966	$2,848
Hospice services:
Average daily census	1,415	1,260
Segments
We have three reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities; (2) senior living services, which includes the operation of assisted and independent facilities; and (3) home health and hospice services, which includes our home health, home care and hospice businesses. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.

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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$181,294	$9,802	$1,438	$2,469	$—		$195,003	35.5%
Medicare	116,701	—	11,370	19,649	—		147,720	26.9
Medicaid-skilled	30,451	—	—	—	—		30,451	5.5
Subtotal	328,446	9,802	12,808	22,118	—		373,174	67.9
Managed care	83,172	—	6,356	320	—		89,848	16.4
Private and other	37,640	30,892	4,495	20	13,145	(1)	86,192	15.7
Total revenue	$449,258	$40,694	$23,659	$22,458	$13,145		$549,214	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended March 31, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$156,511	$8,264	$983	$1,867	$—		$167,625	34.1%
Medicare	111,953	—	9,867	17,494	—		139,314	28.3
Medicaid-skilled	27,042	—	—	—	—		27,042	5.5
Subtotal	295,506	8,264	10,850	19,361	—		333,981	67.9
Managed care	77,800	—	5,733	183	—		83,716	17.0
Private and other	33,710	27,849	3,601	30	9,247	(1)	74,437	15.1
Total revenue	$407,016	$36,113	$20,184	$19,574	$9,247		$492,134	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

Transitional and Skilled Services

Within our skilled nursing operations, we generate our revenue from Medicaid, private pay, managed care and Medicare payors. We believe that our skilled mix, which we define as the number of days our Medicare, managed care and other skilled patients are receiving services at our skilled nursing operations divided by the total number of days patients are receiving services at our skilled nursing operations, from all payor sources (less days from senior living services) for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare, managed care and other skilled payors, for whom we receive higher reimbursement rates.

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

Senior Living Services.

Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs.

Home Health and Hospice Services
Home Health. As of March 31, 2019, we provided home health services in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We derive the majority of our revenue from our home health business from Medicare and managed care. The home health prospective payment system provides home health agencies with payments for each 60-day episode of care for each beneficiary. Episodic payments are adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. Episodic payments are also adjusted for certain variables including, but not limited to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
Hospice. As of March 31, 2019, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if we believe a cap has been exceeded.
Beginning January 1, 2016, CMS provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, Medicare is also reimbursing for a Service Intensity Add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.

Other

As of March 31, 2019, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Critical Accounting Policies

In February 2016, the FASB established Topic 842, Leases (ASC 842), by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases with terms longer than 12 months on the balance sheet and disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The classification criteria for distinguishing between operating and finance (previously capital) leases are substantially similar to the previous lease guidance, but with no explicit bright lines.

We adopted the standard as of January 1, 2019, electing the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We have elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected an accounting policy to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease and non-lease components for all of our leases as the non-lease components are not significant to the overall lease costs.

Other than the adoption of ASC 842, as discussed above, there have been no significant changes during the three months ended March 31, 2019, to the items that we disclosed in our critical accounting policies and estimates in our Annual Report on Form 10-K, during the year ended December 31, 2018, filed with the SEC.
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

•
Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe the demand for home health and hospice and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2018, between 2010 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 13% to 21%. The Bureau expects this segment to increase nearly 90% to 73 million, as compared to the total U.S. population which is projected to increase by 17% over that time period. Furthermore, the generation currently retiring has accumulated less savings than in the past, creating demand for more affordable senior housing and in-home care options. As a high quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.

•
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

•
Accountable Care Organizations and Reimbursement Reforms. A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization (ACO) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals.  Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS is implementing demonstration and mandatory programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. On April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 was reached in January 2016. On December 1, 2017, CMS finalized changes to the Comprehensive Care for Joint Replacement (CJR) Model, as well as the cancellation of care coordination through mandatory Episode Payments and Cardiac Rehabilitation Incentive Payment Model, and rescinded the regulations governing these models. Through the final rule, CMS canceled the Episode Payment Models, which were scheduled to begin on January 1, 2018 and implemented certain revisions to CJR, including giving certain hospitals a one-time option to choose whether to continue participation. The changes in the final rule allow the agency to engage providers in future voluntary efforts, including additional voluntary episode-based payment models, but removes the mandatory episode payment models. In late January 2018, CMS revised its program design by proposing a new model called BPCI Advanced.  This new BPCI Advanced model, which commenced on October 1, 2018, precludes post-acute providers from participating in a manner similar to the original demonstration program.

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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use Payroll Based Journals (PBJ) data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limited to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the new risk adjusted expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities saw an increase or decrease in their overall Star rating depending on whether their PBJ data positively or negatively impacted them.

On April 24, 2019, CMS announced several changes that were made to the Five-Star Quality Rating System. The new changes include separate ratings for short-stay quality of resident care and long-stay quality of resident care in addition to an overall quality of resident care rating. Measures of long-stay hospitalizations and long-stay emergency department (ED) visits were added to the quality measure rating, and the long-stay physical restraints measure was dropped from the quality measure rating. The scoring rules for the quality measures changed to give more weight to measures with greater opportunity for improvement. Further, the staffing rating thresholds were changed, with the staffing level required to receive a 5-star rating determined based on analysis of the relationship between staffing levels and measures of nursing home quality. CMS placed a strong emphasis on registered nurse (RN) staffing, accordingly the method by which the RN staffing rating and the total nurse staffing rating are combined to generate the overall staffing rating is changing to provide more emphasis on RN staffing. Additionally, the overall and RN staffing ratings are set to one star for nursing homes that report four or more days in the quarter with no RN on-site. Finally, staffing ratings are no longer being suppressed for nursing homes that have five or more days with residents and no nurse staffing hours reported.

Accordingly, the CMS changes include updated thresholds for assigning stars for both the staffing and quality components of the system. CMS estimates the changes will cause 47 percent of all nursing centers to lose stars in their "Quality" ratings. In addition, 33 percent will lose stars in their "Staffing" ratings, and some 36 percent will lose stars in their "Overall" ratings. These changes to update the staffing and quality thresholds could have a negative impact on our star rating in 2019.

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

On January 9, 2018, CMS launched a new voluntary bundled payment called Bundled Payments for Care Improvement Advanced (BPCI Advanced), which replaced the BPCI initiative that terminates on September 30, 2018. The Model Performance Period for BPCI Advanced commenced on October 1, 2018 and runs through December 31, 2023. Under the advanced bundled payment model, participants can earn additional payment if all expenditures for a beneficiary’s episode of care are under a spending target that factors in quality. The BPCI Advanced model changes the BPCI initiative in a number of ways. Most importantly, it eliminates the BPCI Model 3 which allows post-acute care providers to participate as episode initiators. Episode initiators under the new BPCI Advanced initiative are called Non-Convener Participants and only include Acute Care Hospitals and Physician Group Practices.  As a result, once BCPI Advanced is implemented, post-acute care providers will only be able to participate as “Convener Participants.”  A Convener Participant is a participant that brings together the episode initiators, which are the Acute Care Hospital or the Physician Group Practice. The Convener Participant facilitates coordination among the episode initiators and bears and apportions financial risk under BCPI Advanced. Thus post-acute care providers may only participate in BPCI Advanced as Convener Participants.
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

Subsequently, on April 19, 2019, CMS issued a proposed rule for fiscal year 2020 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the proposed rule, effective October 1, 2019, the aggregate payments to skilled nursing facilities will increase by 2.5%, for fiscal year 2020 compared to fiscal year 2019. This estimated increase is attributable to a 3.0% market basket increase factor with a 0.5% point reduction for multifactor productivity adjustment.

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

Home Health

On November 13, 2018, CMS published a final rule which updates Medicare Home Health Prospective Payment System (HH PPS) rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. This rule finalizes the definition of remote patient monitoring which will be allowed as an administrative expense on the home health agency’s cost report. Further, effective January 1, 2020, CMS will implement PDGM as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. PDGM refines case mix calculation methodology by removing therapy thresholds and calculating reimbursement based on clinical characteristics including clinical group coding, comorbidity coding, and achievement of LUPA thresholds. While the proposed changes are to be implemented in a budget neutral manner to the industry, CMS’s current proposal includes a negative 6.42% adjustment to account for assumed provider behavioral changes. The ultimate impact of these changes will vary by provider based on factors including patient mix and admission source. The finalization of these assumptions could negatively impact our future rate of reimbursement and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. This rule also finalizes changes to the Home Health Value-Based Purchasing (HHVBP) model and Home Health Quality Reporting Program (HHQRP). These changes focus on providing value over volume of services to patients. Once the changes are implemented, health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs. CMS estimates that in calendar year 2019 there will be an increase of 2.2% in reimbursement to home health agencies based on the agency’s finalized policies.
On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the HHVBP model and the HHQRP. Under the final rule, Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of negative 0.9%, and the distributional effects of a 0.5% reduction in payments due to the sunset of the rural add-on provision.
On January 13, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (“CoPs”). This rule is a continuation of CMS’s effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. The new CoPs became effective on January 13, 2018.
On October 31, 2016, CMS issued final payment changes to HH PPS for calendar year 2017. Under this rule, Medicare payments were reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies conversion factor; and the effects of the revised fixed-dollar loss ratio used in determining outlier payments; partially offset by the home health payment update of 2.5%.

Hospice
On April 19, 2019, CMS issued a proposed rule that would update the fiscal year 2020 hospice payment rates, wage index and cap amount.  The proposed rule calls for a 2.7% increase in hospice payment rates for fiscal year 2020. This increase is based on the proposed fiscal year 2020 hospital market basket increase of 3.2%, reduced by the multifactor productivity adjustment of 0.5%. The rule proposes to rebase the continuous home care, general inpatient care, and the inpatient respite care per diem payment rates in a budget-neutral manner to more accurately align Medicare payments with the costs of providing care. Specifically, the rule proposes to increase these rates by 36.6%, 160%, and 31.2% respectively to account for the disparity between reimbursement and cost.  In order to maintain budget neutrality, CMS also proposes to correspondingly reduce the Routine Home Care Rate by 2.7%.  Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the year. Further, the proposed hospice cap amount for the fiscal year 2020 cap year will be $29,993.99, which is equal to the fiscal year 2019 cap amount of $29,205.44, updated by the proposed fiscal year 2020 hospice payment update percentage of 2.7%. In addition to proposed payment updates, the rule proposes to modify the election statement requirements to require the hospice to include additional information aimed at increasing coverage transparency for patients that elect hospice.

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update is 1.8%, which reflects a market basket update of 2.9%, reduced 0.8% by a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the ACA. Hospice payments will be reduced by an additional 2.0%, for a net negative 0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update percentage rather than the consumer price index, thus it is anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. This change may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed by Medicare in the aggregate by physicians, nurse practitioners and physician assistants. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (“HQRP”), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a net 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 was increased by 1.0%, which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the HQRP, including changes to the Consumer Assessment of Healthcare Providers & Systems (“CAHPS”) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.
On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, there was a net 2.1% increase in hospices’ payments effective October 1, 2016. The hospice payment increase was the net result of a 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the ACA. The hospice cap amount for fiscal year 2017 increased by 2.1%, which is equal to the 2016 cap amount updated by the fiscal year 2017 hospice payment update percentage of 2.1%. In addition, this rule changes the hospice quality reporting program requirements, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2019 since the therapy caps are determined on a calendar year (CY) basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $2,040 in 2019 compared to $2,010 in 2018. The cap limit is the same for occupational therapy (OT) services. Deductible and coinsurance amounts paid by the beneficiary for therapy services are applied towards the cap limit. A KX Modifier Applied to the claim for beneficiaries exceeding the $2,040 Cap communicates ongoing Medical Necessity for services delivered.

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

On November 1, 2018, CMS issued a final rule that revises the payment policies under the Medicare Physician Fee Schedule which includes other revisions to Medicare Part B and the Quality Payment Program for current year 2019. One of the proposed revisions relates to functional reporting by therapists who provide outpatient services (including services to long term care (LTC) Residents of the SNF under the Medicare Part B program). To date therapists that provide outpatient services are required to include functional status information and at certain intervals the patient’s severity on claims for such therapy services. Consistent with CMS’ “Patients over Paperwork” initiative the agency eliminated the burdensome claims-based functional reporting requirements for Part B therapy services. In January 2019, SNFs are no longer required to append selected G-codes or the severity modifiers on outpatient therapy claims. This reduces the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients. This may result in greater reimbursement for outpatient therapy services as therapists who provide outpatient services may spend more time with patients.

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

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided beyond one unit of one procedure are provided on the same day. The implementation of MPPR includes 1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and 2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.
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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Revenue	100.0	100.0
Expense
Cost of services	78.3	79.3
Return of unclaimed class action settlement	—	(0.3)
Rent—cost of services	6.5	6.9
General and administrative expense	6.0	5.1
Depreciation and amortization	2.3	2.4
Total expenses	93.1	93.4
Income from operations	6.9	6.6
Other income (expense):
Interest expense	(0.7)	(0.7)
Interest income	0.1	0.1
Other expense, net	(0.6)	(0.6)
Income before provision for income taxes	6.3	6.0
Provision for income taxes	1.3	1.3
Net income	5.0	4.7
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	5.0%	4.7%

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$50,167	$44,440
Adjusted EBITDA	56,754	46,634
Valuation Metric
Adjusted EBITDAR	$92,458	$76,827

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results at facilities currently being constructed and other start-up operations;

•	return of unclaimed class action settlement funds;

•	share-based compensation expense;

•	results related to closed operations and operations not at full capacity, including continued obligations and closing expenses;

•	expenses incurred in connection with the proposed spin-off; and

•	acquisition related costs

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Consolidated statements of income data:
Net income	$27,607	$23,293
Less: net income attributable to noncontrolling interests	235	161
Interest expense, net	3,097	3,165
Provision for income taxes	7,100	6,521
Depreciation and amortization	12,598	11,622
EBITDA	$50,167	$44,440

Losses/(earnings) related to operations in the start-up phase	236	(2,252)
Return of unclaimed class action settlement	—	(1,664)
Share-based compensation expense	2,953	2,309
Results related to closed operations and operations not at full capacity(a)	264	116
Proposed spin-off transaction costs(b)	2,990	—
Acquisition related costs(c)	62	28
Rent related to items above	82	3,657
Adjusted EBITDA	$56,754	$46,634
Rent—cost of services	35,786	33,850
Less: rent related to items above	(82)	(3,657)
Adjusted EBITDAR	$92,458	$76,827

(a)	Results at closed operations and operations not at full capacity during the three months ended March 31, 2019 and 2018.

(b)
Costs incurred in connection with our proposed spin-off of our home health and hospice operations and substantially all of our senior living and other ancillary operations to a newly formed publicly traded company.

(c)	Costs incurred to acquire operations which are not capitalizable.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

	Three Months Ended March 31,
	2019		2018
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$449,258	81.8%	$407,016	82.7%
Senior living services	40,694	7.4	36,113	7.3
Home health and hospice services:
Home health	23,659	4.3	20,184	4.1
Hospice	22,458	4.1	19,574	4.0
Total home health and hospice services	46,117	8.4	39,758	8.1
All other (1)	13,145	2.4	9,247	1.9
Total revenue	$549,214	100.0%	$492,134	100.0%
(1) Includes revenue from services generated in our ancillary services.

Our consolidated revenue increased $57.1 million, or 11.6%. Our transitional and skilled services revenue increased by $42.2 million, or 10.4%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our senior living services revenue increased by $4.6 million, or 12.7%, mainly due to the impact of acquisitions, coupled with an increase in average monthly revenue per unit compared to the prior year period. Our home health and hospice services revenue increased by $6.4 million, or 16.0%, mainly due to an increase in census in existing agencies combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2018 for all segments increased our consolidated revenue by $23.4 million during the three months ended March 31, 2019, when compared to the same period in 2018.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$449,258	$407,016	$42,242	10.4%
Number of facilities at period end	166	160	6	3.8%
Number of campuses at period end*	24	21	3	14.3%
Actual patient days	1,406,369	1,314,970	91,399	7.0%
Occupancy percentage — Operational beds	79.4%	77.8%		1.6%
Skilled mix by nursing days	29.9%	31.6%		(1.7)%
Skilled mix by nursing revenue	49.7%	52.2%		(2.5)%

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$344,557	$325,073	$19,484	6.0%
Number of facilities at period end	127	127	—	—%
Number of campuses at period end*	14	14	—	—%
Actual patient days	1,039,430	1,019,170	20,260	2.0%
Occupancy percentage — Operational beds	80.1%	78.5%		1.6%
Skilled mix by nursing days	31.6%	32.7%		(1.1)%
Skilled mix by nursing revenue	51.6%	53.1%		(1.5)%

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$88,424	$81,943	$6,481	7.9%
Number of facilities at period end	33	33	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	309,960	295,800	14,160	4.8%
Occupancy percentage — Operational beds	78.8%	75.3%		3.5%
Skilled mix by nursing days	25.9%	27.9%		(2.0)%
Skilled mix by nursing revenue	45.5%	48.8%		(3.3)%

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$16,277	$—	$16,277	NM
Number of facilities at period end	6	—	6	NM
Number of campuses at period end*	3	—	3	NM
Actual patient days	56,979	—	56,979	NM
Occupancy percentage — Operational beds	70.5%	—%		NM
Skilled mix by nursing days	19.4%	—%		NM
Skilled mix by nursing revenue	31.5%	—%		NM
* Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective reportable segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2016.

(2)	Transitioning Facility results represent all facilities purchased from January 1, 2016 to December 31, 2017.

(3)
Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2018. There were no skilled nursing facilities acquired in the first quarter of 2018.

Transitional and skilled services revenue increased $42.2 million, or 10.4% in the first quarter of 2019. Of the $42.2 million increase, Medicaid custodial revenue increased $24.8 million, or 15.8%, Medicare and managed care revenue increased $10.1 million, or 5.3%, Medicaid skilled revenue increased $3.4 million, or 12.6%, and private and other revenue increased $3.9 million, or 11.7%.

Transitional and skilled services revenue generated by Same Facilities increased $19.5 million, or 6.0%. The same store revenue was driven by the following factors:

•
Skilled mix revenue increased by $3.0 million, or 1.8%. The change is driven by the increase in our other skilled revenue of 9.0%, primarily attributable to growth in patient days of 3.5% and other skilled revenue per day of 3.2%. Our Medicare revenue increased by 0.8% due to increase in Medicare revenue per patient day of 2.9%.

•
We continue to experience a growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $11.2 million, or 8.9%, mainly driven by an increase in Medicaid days of 4.0%. We also experienced an increase in Medicaid revenue per patient day of 4.1% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $6.5 million, or 7.9%. This is due to increases in total patient days and revenue per patient day of 4.8% and 0.9%, respectively. Our overall managed care revenue increased by $2.0 million, or 14.0%, mainly due to an increase in managed care days of 8.6% and managed care revenue per patient day of 1.2%. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $5.2 million, or 16.9%, mainly driven by a 11.3% increase in Medicaid days and an increase in Medicaid revenue per patient day of 5.5% as a result of our participation in the quality improvement programs and supplemental programs in various states.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $16.3 million, mainly due to nine operations acquired between April 1, 2018 and March 31, 2019 in six states. There were no skilled nursing facilities acquired in the first quarter of 2018.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Skilled Nursing Average Daily Revenue Rates:
Medicare	$612.40	$595.01	$531.35	$515.78	$512.18	$—	$591.19	$574.68
Managed care	463.14	451.48	415.11	410.09	428.45	—	451.90	443.24
Other skilled	491.57	466.79	516.81	479.76	297.37	—	490.98	467.14
Total skilled revenue	528.56	512.41	477.02	471.18	458.29	—	516.86	504.22
Medicaid	229.83	220.78	198.09	187.83	245.84	—	223.36	213.36
Private and other payors	233.88	225.80	211.34	206.84	235.89	—	227.87	220.06
Total skilled nursing revenue	$325.08	$317.13	$272.41	$269.96	$285.83	$—	$311.87	$306.49

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.9% and 3.0%, respectively. The increase is attributable to the 1.0% net market basket increase that became effective in October 2018 coupled with the continuous shift towards higher acuity patients.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Revenue:
Medicare	24.0%	25.0%	25.5%	30.1%	15.2%	—%	24.0%	26.0%
Managed care	18.4	19.3	18.3	17.6	15.3	—	18.3	19.0
Other skilled	9.2	8.8	1.7	1.1	1.0	—	7.4	7.2
Skilled mix	51.6	53.1	45.5	48.8	31.5	—	49.7	52.2
Private and other payors	7.5	7.3	11.0	11.8	14.5	—	8.4	8.3
Quality mix	59.1	60.4	56.5	60.6	46.0	—	58.1	60.5
Medicaid	40.9	39.6	43.5	39.4	54.0	—	41.9	39.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	—%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Days:
Medicare	12.7%	13.3%	13.1%	15.7%	8.4%	—%	12.6%	13.8%
Managed care	12.9	13.5	12.0	11.6	10.1	—	12.6	13.1
Other skilled	6.0	5.9	0.8	0.6	0.9	—	4.7	4.7
Skilled mix	31.6	32.7	25.9	27.9	19.4	—	29.9	31.6
Private and other payors	10.7	10.7	14.4	15.6	18.4	—	11.8	11.8
Quality mix	42.3	43.4	40.3	43.5	37.8	—	41.7	43.4
Medicaid	57.7	56.6	59.7	56.5	62.2	—	58.3	56.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	—%	100.0%	100.0%

Senior Living Services

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$40,694	$36,113	$4,581	12.7%
Number of facilities at period end	55	51	4	7.8%
Number of campuses at period end	24	21	3	14.3%
Occupancy percentage (units)	75.1%	75.5%		(0.4)%
Average monthly revenue per unit	$2,946	$2,858	$88	3.1%
Senior living revenue increased 12.7%, to $40.7 million, primarily due to an increase in average monthly revenue per unit of 3.1% and revenue generated from the addition of eight facilities in four states between April 1, 2018 and March 31, 2019, partially offset by a decrease in occupancy of 0.4%.
Home Health and Hospice Services

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$23,659	$20,184	$3,475	17.2%
Hospice services	22,458	19,574	2,884	14.7
Total home health and hospice revenue	$46,117	$39,758	$6,359	16.0%

Home health, hospice and home care agencies	56	46	10	21.7%
Home health services:
Average Medicare revenue per completed episode	$2,966	$2,848	$118	4.1%
Hospice services:
Average daily census	1,415	1,260	155	12.3%
Home health and hospice revenue increased $6.4 million or 16.0%. Of the $6.4 million increase, Medicare and managed care revenue increased $4.4 million, or 13.3%. The increase in revenue is primarily due to the increase in census in existing agencies, coupled with the addition of ten home health and hospice operations in six states between April 1, 2018 and March 31, 2019.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Transitional and skilled services	$353,317	$326,241
Senior living services	27,369	23,474
Home health and hospice services	38,353	32,918
All other	10,963	7,610
Total cost of services	$430,002	$390,243

Consolidated cost of services increased $39.8 million, or 10.2%. Consolidated cost of services as a percentage of revenue decreased by 1.0% to 78.3%.

Transitional and Skilled Services

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(Dollars in thousands)
Cost of service	$353,317	$326,241	$27,076	8.3%
Revenue percentage	78.6%	80.2%		(1.6)%

Cost of services related to our transitional and skilled services segment increased $27.1 million, or 8.3%, due primarily to additional costs at Recently Acquired Facilities of $13.6 million. Cost of services as a percentage of revenue decreased to 78.6%, mainly due to operational improvements, cash collection improvements and a decrease in healthcare expenses.

Senior Living Services

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$27,369	$23,474	$3,895	16.6%
Revenue percentage	67.3%	65.0%		2.3%

Cost of services related to our senior living services segment increased $3.9 million, or 16.6%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased to 67.3% primarily due to the increase in certain costs associated with newly acquired facilities.

Home Health and Hospice Services

	Three Months Ended March 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$38,353	32,918	$5,435	16.5%
Revenue percentage	83.2%	82.8%		0.4%

Cost of services related to our home health and hospice services segment increased $5.4 million, or 16.5%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.4% primarily due to the increase in certain costs associated with newly acquired operations.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.4% to 6.5%, primarily due to our recent acquisitions including real estate assets as compared to leased properties in prior periods.
General and administrative expense. Our general and administrative expense as percentage of revenue increased by 0.9% to 6.0%, mainly related to transaction costs related to our proposed Spin-Off and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $1.0 million, or 8.4%, to $12.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue remained consistent at 0.6%. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 20.5% for the three months ended March 31, 2019, compared to 21.9% for the same period in 2018. The lower effective tax rate reflects an increase in an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items. See Note 14, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $6.8 million and $14.2 million for the three months ended March 31, 2019 and 2018, respectively. Total capital expenditures for property and equipment were $13.6 million and $11.1 million for the three months ended March 31, 2019 and 2018, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2019. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2019, we held debt security investments of approximately $47.0 million, which were split between AA, A and BBB rated securities.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$24,842	$40,395
Net cash used in investing activities	(25,393)	(25,463)
Net cash provided by/(used in) financing activities	7,292	(22,212)
Net increase/(decrease) in cash and cash equivalents	6,741	(7,280)
Cash and cash equivalents at beginning of period	31,083	42,337
Cash and cash equivalents at end of period	$37,824	$35,057
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Our net cash provided by operating activities for the three months ended March 31, 2019 decreased by $15.6 million. The decrease was primarily due to the timing of payments of the other operating assets and liabilities such as accounts receivable, prepaid expenses and other assets, and accrued wages and related liabilities.
Our net cash provided by/(used in) financing activities increased by $29.5 million. The increase was primarily due to net long-term debt proceeds of $29.9 million.
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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of March 31, 2019, our operating subsidiaries had $131.3 million outstanding under the Credit Facility. The outstanding balance on the term loan was $111.3 million, of which $7.5 million is classified as short-term and the remaining $103.8 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $20.0 million, which is classified as long-term. We were in compliance with all loan covenants as of March 31, 2019.

As of May 2, 2019, there was approximately $111.3 million outstanding under the Revolving Credit Facility.

Mortgage Loans and Promissory Note

During the fourth quarter of 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million. The mortgage loans are insured with Department of Housing and Urban Development (HUD), which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates of 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. During the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 30 to 35-years. The borrowings were arranged by Lancaster Pollard Mortgage Company, LLC, and insured by HUD. Loan proceeds were used to pay down previously drawn amounts on our revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped used to fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

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

As of March 31, 2019, our operating subsidiaries had $122.3 million outstanding under the mortgage loans and note, of which $2.6 million is classified as short-term and the remaining $119.7 million is classified as long-term.
Contractual Obligations, Commitments and Contingencies
We lease from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing, senior living facilities used in our operations under the Master Leases as a result of the tax free spin-off (Spin-Off). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $14.8 million and $14.4 million, for the three months ended March 31, 2019 and 2018, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of March 31, 2019, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $36.0 million and $34.2 million for the three months ended March 31, 2019 and 2018, respectively.
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

We implemented the new lease accounting standard as described in Note 3, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.
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
U.S. Government Inquiry and Corporate Integrity Agreement

In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain of our independently operating skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we and the government executed a final settlement agreement in accordance with the April 2013 agreement and we remitted full payment of $48.0 million. In addition, we executed a five-year corporate integrity agreement with the Office of Inspector General HHS as part of the resolution. In the first quarter of 2019, we received notice from the Office of Inspector General (OIG) that our five-year corporate integrity agreement with the OIG has been completed. Upon receipt of our fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.
See additional description of our contingencies in Note 15, Debt, Note 17, Leases and Note 18, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.
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

We adopted the standard as of January 1, 2019, electing the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We have elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected an accounting policy to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease and non-lease components for all of our leases as the non-lease components are not significant to the overall lease costs.

The adoption of this standard resulted in recognition of net lease assets and lease liabilities of $1.1 billion and $1.0 billion, respectively, on our condensed consolidated balance sheets as of January 1, 2019. We recorded an adjustment, net of tax, of $9.0 million to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction, which resulted in an increase in rent expense of $0.7 million annually, as we are no longer able to recognize the gain in our consolidated statement of income as a result of the new lease standard. In addition, initial direct costs associated with our lease agreements and favorable lease assets of $26.9 million were classified into right-of-use assets on the adoption date. The standard does not materially affect our consolidated net earnings or have a notable impact on liquidity or debt-covenant compliance under the current agreements.

Prior to the adoption of ASC 842, we recognized revenue related to its senior living residency agreements in accordance with the provisions of ASC 840, Leases ("ASC 840").  Subsequent to the adoption of ASU 2016-02, Leases, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of ASC 842 and the non-lease components utilizing the provisions of ASC 606, Revenue from Contracts with Customers. To separately account for the components, the transaction price is allocated among the components based upon the estimated stand alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with ASC 840 prior to the adoption of ASU 2016-02 (such as common area maintenance services, other basic services, and executory costs) are recognized as non-lease components subject to the provisions of ASC 606 subsequent to the adoption of ASU 2016-02. Entities are required to recognize a cumulative effect adjustment to beginning retained earnings as of the initial application date of ASU 2016-02 for changes to amounts recognized for these certain components for the transition from ASC 840 to ASC 606. However, entities are permitted to elect the practical expedient under ASU 2018-11, Leases, allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/non-lease component combination practical expedient under ASU 2018-11 upon initial application of ASC 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date with a cumulative effect adjustment to beginning retained earnings as of the initial application date for any changes recognized related to existing transactions.

Upon adoption of ASU 2016-02 and ASU 2018-11, we elected the lessor practical expedient within ASU 2018-11. We recognize revenue under these resident agreements based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to its senior living communities are the predominant component of the contract, therefore, we recognize revenue for these residents agreements under ASC Topic 606. The timing and pattern of revenue recognition is substantially the same as that prior to the adoption of these standards.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had approximately $4.8 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of March 31, 2019, our operating subsidiaries had $131.3 million outstanding under the Credit Facility. The outstanding balance on the term loan was $111.3 million, of which $7.5 million is classified as short-term and the remaining $103.8 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $20.0 million, which is classified as long-term.

We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note. The mortgage loans and note bear fixed interest rates and amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. The outstanding balance under the mortgage loans and note was $122.3 million, of which $2.6 million is classified as short-term and the remaining $119.7 million is classified as long-term.

Our cash and cash equivalents as of March 31, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2019, we held debt security investments of approximately $47.0 million, which were split between AA, A, and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2019 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
During the three months ended March 31, 2019, we implemented certain internal controls in connection with our adoption of Topic 842, Leases. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, for more information regarding our legal proceedings, please see Note 18, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action, including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December of 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as required by law. We believe that we are presently in compliance in all material respects with applicable HIPAA laws and regulations.

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company.

Litigation — We are party to various legal actions and administrative proceedings, and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in response to these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. In certain states in which we have or have had independent operating entities, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that our independent operating entity will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

The skilled nursing and post-acute care industry is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements, which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from federally-funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we could face increased scrutiny, potential liability, and legal expenses and costs based on claims under state false claims acts in markets in which our independent operating subsidiaries do business.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and our independent operating entities are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. Failure to meet these requirements can, among other things, jeopardize a facility's compliance with requirements of participation under certain state and federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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
In March 2017, we were invited to engage in further settlement discussions to determine whether a resolution of the case was possible in advance of a decision on class certification. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit was approved by the Court. We funded the settlement amount of $11.0 million in December 2017, and the funds were distributed to the class members in the first quarter of 2018. We received back $1.7 million related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.
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

Other claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care industry. For example, we and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations of state and federal wage and hour law as related to the classification of employees as exempt from overtime. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

We and our independent operating entities have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits continue to be filed against us and other companies in the industry. In addition, professional negligence claims have been filed and will likely continue to be filed against our independent operating entities by residents or resident responsible parties.
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC, UPIC and MIC (collectively referred to as "Reviews"). As of March 31, 2019, 13 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to all billing in the same time period. As of March 31, 2019, the affiliated independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.

U.S. Government Inquiry and Corporate Integrity Agreement — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain of our independently operating skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we executed a final settlement agreement with the Government and remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution. In the first quarter of 2019, we received notice from the OIG that our five-year CIA with the OIG has been completed.  Upon receipt of our fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

See additional description of our contingencies in Notes 15, Debt, 17, Leases and 18, Commitments and Contingencies in
Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 41.0% and 39.6% of our revenue from the Medicaid programs for the three months ended March 31, 2019 and 2018, respectively. We derived 26.9% and 28.3% our revenue from the Medicare programs for the three months ended March 31, 2019 and 2018, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

The Medicaid and Medicare programs are subject to statutory and regulatory changes affecting base rates or basis of payment, retroactive rate adjustments, annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for rehabilitation therapy services rendered to Medicare beneficiaries, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates and frequency at which these programs reimburse us for our services. For example, the Medicaid Integrity Contractor (MIC) program is increasing the scrutiny placed on Medicaid payments, and could result in recoupments of alleged overpayments in an effort to rein in Medicaid spending.  Recent budget proposals and legislation at both the federal and state levels have called for cuts in reimbursement for healthcare providers participating in the Medicare and Medicaid programs.  Measures to reduce or delay reimbursement could result in substantial reductions in our revenue and profitability. Payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

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
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. As discussed below under the heading “Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged”, any further amendments or revisions to the ACA or its implementing regulations could materially impact our business.
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
Subsequently, on April 19, 2019, CMS issued a proposed rule for fiscal year 2020 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the proposed rule, effective October 1, 2019, the aggregate payments to skilled nursing facilities will increase by 2.5%, for fiscal year 2020 compared to fiscal year 2019. This estimated increase is attributable to a 3.0% market basket increase factor with a 0.5% point reduction for multifactor productivity adjustment.

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

Home Health
On November 13, 2018, CMS published a final rule which updates Medicare Home Health Prospective Payment System (HH PPS) rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. This rule finalizes the definition of remote patient monitoring which will be allowed as an administrative expense on the home health agency’s cost report. Further, effective January 1, 2020, CMS will implement PDGM as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. PDGM refines case mix calculation methodology by removing therapy thresholds and calculating reimbursement based on clinical characteristics including clinical group coding, comorbidity coding, and achievement of LUPA thresholds. While the proposed changes are to be implemented in a budget neutral manner to the industry, CMS’s current proposal includes a negative 6.42% adjustment to account for assumed provider behavioral changes. The ultimate impact of these changes will vary by provider based on factors including patient mix and admission source. The finalization of these assumptions could negatively impact our future rate of reimbursement and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. This rule also finalizes changes to the Home Health Value-Based Purchasing (HHVBP) model and Home Health Quality Reporting Program (HHQRP). These changes focus on providing value over volume of services to patients. Once the changes are implemented, health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs. CMS estimates that in calendar year 2019 there will be an increase of 2.2% in reimbursement to home health agencies based on the agency’s finalized policies.

On November 1, 2017, CMS issued a final rule that became effective on January 1, 2018 and updated the calendar year 2018 Medicare payment rates and the wage index for home health agencies serving Medicare beneficiaries. The rule also finalized proposals for the HHVBP model and the HHQRP. Under the final rule, Medicare payments will be reduced by 0.4%. This decrease reflects the effects of a 1.0% home health payment update, an adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth for an impact of negative 0.9%, and the distributional effects of a 0.5% reduction in payments due to the sunset of the rural add-on provision.
On January 13, 2017, CMS issued a final rule that modernized the Home Health Conditions of Participation (“CoPs”). This rule is a continuation of CMS’s effort to improve quality of care while streamlining provider requirements to reduce unnecessary procedural requirements. The rule makes significant revisions to the conditions currently in place, including (1) adding new conditions of participation related to quality assurance and performance improvement programs and infection control; and (2) expanding or revising requirements related to patient rights, comprehensive evaluations, coordination and care planning, home health aide training and supervision, and discharge and transfer summary and time frames. The new CoPs became effective on January 13, 2018.
On October 31, 2016, CMS issued final payment changes to HH PPS for calendar year 2017. Under this rule, Medicare payments were reduced by 0.7%. This decrease reflects a negative 0.97% adjustment to the national, standardized 60-day episode payment rate to account for nominal case-mix growth from 2012 through 2014; a 2.3% reduction in payments due to the final year of the four-year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate, the national per-visit payment rates and the non-routine medical supplies conversion factor; and the effects of the revised fixed-dollar loss ratio used in determining outlier payments; partially offset by the home health payment update of 2.5%.

Hospice

On April 19, 2019, CMS issued a proposed rule that would update the fiscal year 2020 hospice payment rates, wage index and cap amount.  The proposed rule calls for a 2.7% increase in hospice payment rates for fiscal year 2020. This increase is based on the proposed fiscal year 2020 hospital market basket increase of 3.2%, reduced by the multifactor productivity adjustment of 0.5%. The rule proposes to rebase the continuous home care, general inpatient care, and the inpatient respite care per diem payment rates in a budget-neutral manner to more accurately align Medicare payments with the costs of providing care. Specifically, the rule proposes to increase these rates by 36.6%, 160%, and 31.2% respectively to account for the disparity between reimbursement and cost.  In order to maintain budget neutrality, CMS also proposes to correspondingly reduce the Routine Home Care Rate by 2.7%.  Hospices that fail to meet quality reporting requirements receive a 2.0% reduction to the annual market basket update for the year. Further, the proposed hospice cap amount for the fiscal year 2020 cap year will be $29,993.99, which is equal to the fiscal year 2019 cap amount of $29,205.44, updated by the proposed fiscal year 2020 hospice payment update percentage of 2.7%. In addition to proposed payment updates, the rule proposes to modify the election statement requirements to require the hospice to include additional information aimed at increasing coverage transparency for patients that elect hospice.
On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update is 1.8%, which reflects a market basket update of 2.9%, reduced 0.8% by a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the ACA. Hospice payments will be reduced by an additional 2.0%, for a net negative 0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap will be updated using the hospice payment update percentage rather than the consumer price index, thus it is anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. This change may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed by Medicare in the aggregate by physicians, nurse practitioners and physician assistants. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (“HQRP”), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a net 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 was increased by 1.0%, which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the HQRP, including changes to the Consumer Assessment of Healthcare Providers & Systems (“CAHPS”) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.

On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. Under the final rule, there was a net 2.1% increase in hospices’ payments effective October 1, 2016. The hospice payment increase was the net result of a 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment and by a 0.3% adjustment set by the ACA. The hospice cap amount for fiscal year 2017 increased by 2.1%, which is equal to the 2016 cap amount updated by the fiscal year 2017 hospice payment update percentage of 2.1%. In addition, this rule changes the hospice quality reporting program requirements, including care surveys and two new quality measures that will assess hospice staff visits to patients and caregivers in the last three and seven days of life and the percentage of hospice patients who received care processes consistent with guidelines.

Senior Living Facilities
Senior living services revenue is primarily derived from private pay residents at rates we establish based upon the needs of the resident, the amount of services we provide the resident, and market conditions in the area of operation. In addition, Medicaid or other state-specific programs may supplement payments for board and care services provided in senior living communities. A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities under waivers granted by or under Medicaid state plans approved by CMS. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to senior living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of senior living services as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in senior living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. As a result of the growth of senior living in recent years, states have adopted licensing standards applicable to senior living communities. Most state licensing standards apply to senior living communities regardless of whether they accept Medicaid funding.
Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for senior living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the ACA, and other authorities, through the use of several programs.
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
On April 16, 2015, President Obama signed MACRA into law. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid. On April 1, 2019, CMS announced that it has finalized Medicare Advantage and Part D payment and policy updates to maximize competition and coverage. As of 2019, Medicare Advantage plans can offer supplemental benefits that are not covered under Medicare Parts A or B, if they diagnose, compensate for physical impairments, diminish the impact of injuries or health conditions, and/or reduce avoidable emergency room utilization.
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

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), which was signed into law on October 6, 2014, requires the submission of standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including home health agencies. The IMPACT Act will require PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by January 1, 2017 for home health agencies. Failure to report such data when required would subject a PAC to a two percent reduction in market basket prices then in effect.
The IMPACT Act also included provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for operations with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap. On March 15, 2019, the Medicare Payment Advisory Commission submitted its Medicare payment policy report to Congress, again recommending a 5% home health payment rate reduction for the coming year.
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
On January 24, 2019, HHS issued a proposed rule which sets forth the payment parameters and provisions related to the risk adjustment and risk adjustment data validation programs, cost-sharing parameters and user fees for federally-facilitated exchanges and state-based exchanges. The proposed policies may reduce the cost of prescription drugs. In addition, on March 12, 2019, the United States Senate introduced the Improving Access to Medicare Coverage Act of 2019, which seeks to increase coverage under Medicare Part A for skilled nursing care by allowing the time spent in a hospital to count towards a patient’s 3-day qualifying stay.
Additionally, there has been a trend of the Trump administration implementing work requirements for potential Medicaid beneficiaries. A federal court recently struck down these work requirements for Medicaid beneficiaries in Arkansas and Kentucky. However, on March 29, 2019, after the aforementioned decision, the Trump administration imposed work requirements for Medicaid beneficiaries in Utah. This may have an impact on the amount of patients who qualify for Medicaid and may, as a result, have an adverse impact our operations.

Our business could be adversely affected by various proposals, such as the Expanded and Improved Medicare for All Act, currently being contemplated and which would change Medicare coverage pursuant to a single-payer, national health insurance systems. If enacted, such proposals could have a significant impact on our industry depending on numerous factors. At this stage, we cannot predict how such legislation will affect our business.

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

Because state legislatures control the amount of state funding for Medicaid programs, cuts or delays in approval of such funding by legislatures could reduce the amount of, or cause a delay in, payment from Medicaid to skilled nursing facilities. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, these budget reductions, if approved, could adversely affect our net patient service revenue and profitability. We can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.

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

Our non-Medicare and non-Medicaid revenue and profitability are affected by continuing efforts of third party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates. There can be no assurance that third party payors will make timely payments for our services, or that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare and non-Medicaid sources of revenue and any changes in payment levels from current or future third party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Reforms to the U.S. healthcare system could impose new requirements upon us and may lower our reimbursements.

The ACA and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) include sweeping changes to how healthcare is paid for and furnished in the United States. As discussed below under the heading “-Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged”, any further amendments or revisions to the ACA or its implementing regulations could materially impact our business. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the healthcare industry. We continually monitor these developments in an effort to respond to the changing regulatory environment impacting our business.

The ACA, as modified by the Reconciliation Act, is projected to expand access to Medicaid for approximately 11 million to 13 million additional people each year between 2015 and 2024. It also reduces the projected growth of Medicare by $106 billion by 2020 by tying payments to providers more closely to quality outcomes. It also imposes new obligations on skilled nursing facilities, requiring them to disclose information regarding ownership, expenditures and certain other information. This information is disclosed on a website for comparison by members of the public.

To address potential fraud and abuse in federal healthcare programs, including Medicare and Medicaid, ACA includes provider screening and enhanced oversight periods for new providers and suppliers, as well as enhanced penalties for submitting false claims. It also provides funding for enhanced anti-fraud activities. The new law imposes enrollment moratoria in elevated risk areas by requiring providers and suppliers to establish compliance programs. The ACA also provides the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud. Section 6402 of the ACA provides that Medicare and Medicaid payments may be suspended pending a “credible investigation of fraud,” unless the Secretary of the United States Department of Health and Human Services (HHS) determines that good cause exists not to suspend payments. To the extent the Secretary applies this suspension of payments provision to one of our affiliated facilities for allegations of fraud, such a suspension could adversely affect our results of operations.

Under the ACA, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program, which started in 2013. This program will provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS will develop qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology will include payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program was not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-Kickback Statue, the Stark Law and the Civil Monetary Penalties Law.

The ACA attempts to improve the healthcare delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care. One of these key delivery system reforms is the encouragement of Accountable Care Organizations (ACOs). ACOs will facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards will be eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount. Quality performance standards will include measures in such categories as clinical processes and outcomes of care, patient experience and utilization of services.

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

On June 9, 2017, CMS issued revised requirements for emergency preparedness for Medicare and Medicaid participating providers, including long-term care facilities, hospices, and home health agencies. The revised requirements update the conditions of participation for such providers. Specifically, outpatient facilities, such as home health agencies, are required to ensure that patients with limited mobility are addressed within the emergency plan; home health agencies are also required to develop and implement emergency preparedness policies and procedures that are reviewed and updated at least annually and each patient must have an individual plan; hospice-operated inpatient care facilities are required to provide subsistence needs for hospice employees and patients and a means to shelter in place patients and employees who remain in the hospice; all hospices and home health agencies must implement procedures to follow up with on duty staff and patients to determine services that are needed in the event that there is an interruption in services during or due to an emergency; and hospices must train their employees in emergency preparedness policies and long-term care facilities are required to share emergency preparedness plans and policies with family members and resident representatives.

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

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independently worsened and antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporates all of these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings. As of July 2018, CMS provides rates of hospitalizations for long-stay residents in each facility’s confidential “Nursing Home Compare Five-Star Ratings of Nursing Homes Provider Rating Report.” As of October 2018, the long-stay hospitalization measure is posted on the Nursing Home Compare website as a long-stay quality measure. On March 5, 2019, CMS announced additional updates to Nursing Home Compare, including revisions to the inspection process, enhancement of new staffing information, and implementation of new quality measures, adding measures of long-stay hospitalizations and emergency room transfers and removing duplicative and less meaningful measures. It is anticipated that in the first half of 2019, this quality measure will be included in the Five Star Quality Rating System.

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

In addition, the Affordable Care Act could result in sweeping changes to the existing U.S. system for the delivery and financing of healthcare. The details for implementation of many of the requirements under the Affordable Care Act will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. It is impossible to predict the outcome of these changes, what many of the final requirements of the Health Reform Law will be, and the net effect of those requirements on us. As such, we cannot predict the impact of the Affordable Care Act on our business, operations or financial performance.

A significant goal of federal healthcare reform is to transform the delivery of healthcare by changing reimbursement for healthcare services to hold providers accountable for the cost and quality of care provided.  Medicare and many commercial third party payors are implementing Accountable Care Organization models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals at lower cost. Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. In addition, CMS is implementing programs to bundle acute care and post-acute care reimbursement to hold providers accountable for costs across a broader continuum of care.  These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and are able to deliver quality care at lower cost are likely to benefit financially.

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
A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Judge Reed O'Connor of the Northern District of Texas held the individual mandate provisions, and therefore the entirety of ACA, unconstitutional. The impact of the ruling is stayed as it is appealed to the Fifth Circuit Court of Appeals. The U.S. House has voted to condemn the Trump administration for backing the lawsuit. The Fifth Circuit Court of Appeals is expected to hear the case in 2019. The Trump administration has stated that it supports the Texas District Court’s ruling and will back efforts to eliminate the ACA.
In an unrelated case, on March 26, 2019, a federal judge struck down the Trump administration’s rule which allows small businesses to band together and set up health insurance plans and overlook the requirements of the ACA. This case may be a trend of decisions supporting the ACA and undermining the hurdles implemented by the Trump administration. There is a lot of uncertainty around the status of the ACA and how it will be changed (or unchanged) in the near future. Our business may be materially impacted if the ACA in part, or in its entirety, is ruled unconstitutional. Furthermore, the uncertainty regarding the constitutionality of the ACA, or specific provisions therein, may negatively affect our business.
Presidential and Congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the healthcare industry. In the event that legal challenges are successful or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and the new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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

Increased competition for, or a shortage of, nurses or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to the patients of our operating subsidiaries. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility. An increase in costs associated with, or a shortage of, skilled nurses, could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively could be harmed.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors and Medicaid Integrity Contributors programs, (collectively referred to as Reviews), in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

In 2004, our Medicare fiscal intermediaries began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. All findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum. With the exception of rare findings of overpayment related to objective errors in Medicare payment methodology or claims processing, we utilize all defenses reasonably available to us to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2019, we had 13 operating subsidiaries that had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment.

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

The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to federal and state investigations, audits and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others take away from the time and energy that these individuals could otherwise spend on routine operations. As noted, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future. We currently have no affiliated facilities operating under provisional licenses which were the result of inspection deficiencies.

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

Annual limitations on beneficiary incurred expenses for outpatient therapy services under Medicare Part B are commonly referred to as “therapy caps.” All beneficiaries began a new cap year on January 1, 2019 since the therapy caps are determined on a calendar year basis. For physical therapy (PT) and speech-language pathology services (SLP) combined, the limit on incurred expenses is $2,040 for 2019 compared to $2,010 in 2018. The cap limit is the same for occupational therapy (OT) services. Deductible and coinsurance amounts paid by the for therapy services are applied towards the cap limit. A KX Modifier Applied to the claim for beneficiaries exceeding the $2,040 Cap communicates ongoing Medical Neccessity for services delivered.

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

On November 1, 2018, CMS issued a final rule that revises the payment policies under the Medicare Physician Fee Schedule which includes other revisions to Medicare Part B and the Quality Payment Program for CY 2019. One of the proposed revisions relates to functional reporting by therapists who provide outpatient services (including services to LTC Residents of the SNF under the Medicare Part B program). To date, therapists that provide outpatient services are required to include functional status information and at certain intervals the patient’s severity on claims for such therapy services. Consistent with CMS’ “Patients over Paperwork” initiative the agency eliminated the burdensome claims-based functional reporting requirements for Part B therapy services. Starting January 2019, SNFs are no longer required to append the following non-payable functional limitation G-codes-G8978 through G8999 and G9158 through G9186 or the following severity modifiers-CH through CN-to any outpatient therapy claim. This would reduce the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients. This may result in greater reimbursement for outpatient therapy services as therapists who provide outpatient services may spend more time with patients.

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

The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided beyond one unit of one procedure are provided on the same day. The implementation of MPPR includes (1) facilities that provide Medicare Part B speech-language pathology, occupational therapy, and physical therapy services and bill under the same provider number; and (2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.

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

With respect to our hospice operating subsidiaries, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. The caps are detailed below.

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

If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the three months ended March 31, 2019 we recorded $0.2 million of hospice cap expense.

Failure to comply with quality reporting requirements may negatively impact reimbursement to our home health and hospice operating subsidiaries.
The ACA mandated the establishment of quality reporting requirements for home health and hospice providers. Beginning in fiscal year 2014, CMS mandated that failure to submit required quality data would result in a 2.0% reduction to the hospice provider’s market basket percentage increase for that fiscal year. For 2019, hospices are required to submit 12 months of data to the Consumer Assessment of Healthcare Providers & Systems (“CAHPS”) Hospice Survey Data Warehouse. The participation requirements for calendar year 2019 will affect the fiscal year 2021 annual payment udpate. Participation requirements for subsequent years will impact subsequent annual payment udpates. The HQRP is currently “pay-for-reporting,” meaning it is the act of submitting timely and complete data that determines compliance with the requirements.

In the calendar year 2015 Home Health Final Rule, CMS proposed to establish a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health providers that do not submit quality reporting data to CMS are subject to a 2.0% reduction in their annual home health payment update percentage. Home health providers are required to report prescribed quality assessment data for a minimum of 90.0% of all patients with episodes of care that occur on or after July 1, 2017.

Should our operating subsidiaries fail to meet quality reporting requirements in the future, it may result in one or more of our operations seeing a reduction in its Medicare reimbursements. We have incurred and are likely to continue to incur additional expenses in attempting to comply with these quality reporting requirements.

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

We are subject to federal and state laws, such as the federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, which govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we announced that we reached a tentative settlement with the Department of Justice (DOJ) regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the settlement, we entered into a Corporate Integrity Agreement with the Office of Inspector General-HHS. Failure to comply with the terms of a Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations. In March 2019, we were notified by the OIG that the five year term of the CIA has been concluded and effectively released from the CIA.

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the federal False Claims Act (FCA), expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, healthcare providers face significant penalties for known retention of government overpayments, even if no false claim was involved. Healthcare providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. The ACA supplements FERA by imposing an affirmative obligation on healthcare providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. On August 3, 2015, the U.S. District Court for the Southern District of New York held that the 60 day clock following “identification” of an overpayment begins to run when a provider is put on notice of a potential overpayment, rather than the moment when an overpayment is conclusively ascertained. On February 12, 2016, CMS published a final rule with respect to Medicare Parts A and B clarifying that providers have an obligation to proactively exercise “reasonable diligence,” and that the 60 day clock begins to run after the reasonable diligence period has concluded, which may take at most 6 months from the from receipt of credible information, absent extraordinary circumstances. Retention of any overpayment beyond this period may result in FCA liability. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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

In March 2019, the OIG announced that it will be conducting an investigation relating to the “Post- hospital skilled nursing facility care provided to dually eligible beneficiaries.” The OIG indicated that during previous reviews some nursing facility residents who were receiving Medicaid-covered nursing home care were admitted to a hospital and returned to the same facility to receive Medicare-covered post-hospital SNF care. In some cases, hospital physicians discharged beneficiaries to “home” rather than “SNF,” yet nursing facility physicians certified that skilled care was needed. Because Medicare pays substantially more for SNF care than Medicaid for nursing home care, nursing facilities have financial incentives to increase the level of care to “skilled.” The OIG will determine whether the post-hospital SNF care provided to dually eligible beneficiaries met the level of care requirements. The findings of this report which is expected to be issued in 2020 may have an impact on our industry (i.e. may encourage additional oversight or stricter compliance standards).

In July 2018, the OIG released a report entitled “Vulnerabilities in the Medicare Hospice Program Affect Quality Care and Program Integrity: an OIG Portfolio” (the “OIG Portfolio”).  The OIG Portfolio’s methodology included a review of hospice services provided and claims billed since 2005, including looking at eligibility determinations and billing practices. The OIG found that improper billing by hospices costs Medicare hundreds of millions of dollars each year, including billing for ineligible patients, improper levels of care, duplicative services, and other forms of fraud. Among a total of 15 recommendations, the OIG recommended that CMS (1) strengthen the hospice survey process, including analyzing claims to identify hospices that engage in concerning practices, (2) create additional remedies for poor regulatory performance, and (3) improve billing oversight, including taking steps to tie payment to patient acuity and needs.  Of these recommendations, CMS concurred with six recommendations and did not concur with nine recommendations.  The OIG remains committed to enhanced oversight of the hospice benefit.

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
Additionally, following recommendations made by the OIG in an April 2014 report entitled “Limited Compliance with Medicare’s Home Health Face-to-Face Documentation Requirements,” CMS committed to implement a plan for oversight of home health agencies through Supplemental Medical Review Contractor audits of every home health agency in the country. In addition, in many of its recent OIG Work Plans, it indicated that it will review compliance with various aspects which impact reimbursement to home health or hospice providers, including the documentation in support of the claims paid by Medicare. Recent OIG Work Plans provides that the OIG will review documentation to determine if it meets the requirements for certain billing documentation related to Medicare payments for hospice and home health services to ensure they were made in accordance with Medicare requirements.
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
Moratoria on enrollment of new home health agencies were subsequently put in place effective July 31, 2013, and were extended multiple times through January 31, 2019. These moratoria were enforced in states or various counties in Florida, Michigan, Texas, Illinois, Pennsylvania and New Jersey. Effective February 1, 2019, all moratoria have been lifted, and there are no active Medicare provider enrollment moratoria in the United States.

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

In addition, other states that do not require certificates of need have effectively barred the expansion of existing facilities and the establishment of new ones by placing partial or complete moratoria on the number of new Medicaid beds they will certify in certain areas or in the entire state. Other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost-prohibitive or extremely time-consuming. In addition, some states the acquisition of a facility being operated by a non-profit organization requires the approval of the state Attorney General.

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
Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties.
The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, including in connection with the spin-off, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third party payors. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2019, 67.9% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

In connection with the settlement and effective as of October 1, 2013, we entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. CMS acknowledged the existence of our current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and required that we continue during the term of the CIA to maintain said compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. In March 2019, we were notified by the OIG that the five year term of the CIA has been concluded and effectively released from the CIA.

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

During the three months ended March 31, 2019, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of two stand-alone skilled nursing operations, one home health agency and one hospice agency with a total of 218 operational skilled nursing beds. We also invested in new ancillary services that are complementary to its existing businesses. During the year ended December 31, 2018, we added to our operations four stand-alone skilled nursing operations, seven stand-alone senior living operations, three campus operations, four home health agencies, three hospice agencies and two home care agencies with a total of 744 operational skilled nursing beds and 650 senior living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired facilities, including contingent liabilities. For example, when we acquire a facility, we generally assume the facility's existing Medicare provider number for purposes of billing Medicare for services. If CMS later determines that the prior owner of the facility had received overpayments from Medicare for the period of time during which it operated the facility, or had incurred fines in connection with the operation of the facility, CMS could hold us liable for repayment of the overpayments or fines. For example, one of our operating subsidiaries acquired a home health agency that had a history of intermittent noncompliance. In October 2012, a ZPIC reopened claims at the agency for home health services provided prior to our period of ownership. In March 2014, the ZPIC completed its review and notified the agency of its findings, including a finding that the agency would be required to repay a significant amount of its Medicare reimbursement. While in this instance our operating subsidiary was indemnified for its losses by the prior operator, in future situations where the prior operator is defunct or otherwise unable to reimburse us, we may be unable to recover these funds. We may be unable to improve every facility that we acquire. In addition, operation of these facilities may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges, or otherwise damage other areas of our company if they are not timely and adequately improved.

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

Most state regulations governing skilled nursing and senior living facilities require written patient admission agreements with each patient. Several of these regulations also require that each patient have the right to terminate the patient agreement for any reason and without prior notice. Consistent with these regulations, all of our skilled nursing patient agreements allow patients to terminate their agreements without notice, and all of our senior living resident agreements allow patients to terminate their agreements upon thirty days' notice. Patients and residents terminate their agreements from time to time for a variety of reasons, causing some fluctuations in our overall occupancy as patients and residents are admitted and discharged in normal course. If an unusual number of patients or residents elected to terminate their agreements within a short time, occupancy levels at our affiliated facilities could decline. As a result, beds may be unoccupied for a period of time, which would have a negative impact on our revenue, financial condition and results of operations.

We face significant competition from other healthcare providers and may not be successful in attracting patients and residents to our affiliated facilities.

The post-acute care industry is highly competitive, and we expect that our industry may become increasingly competitive in the future. Our affiliated skilled nursing facilities compete primarily on a local and regional basis with many long-term care providers, from national and regional multi-facility providers that have substantially greater financial resources to small providers who operate a single nursing facility. We also compete with other skilled nursing and senior living facilities, and with inpatient rehabilitation facilities, long-term acute care hospitals, home healthcare and other similar services and care alternatives. Increased competition could limit our ability to attract and retain patients, attract and retain skilled personnel, maintain or increase private pay and managed care rates or expand our business.

We may not be successful in attracting patients to our operating subsidiaries, particularly Medicare, managed care, and private pay patients who generally come to us at higher reimbursement rates. Some of our competitors have greater financial and other resources than us, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we do and may thereby attract current or potential patients. Other competitors may have lower expenses or other competitive advantages, and, therefore, present significant price competition for managed care and private pay patients. In addition, some of our competitors operate on a not-

for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us.

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, or if the frequency of CMS surveys and enforcement sanctions increases, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative data available to the public on its web site, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare that present data regarding our performance on certain quality measures compared to state and national averages. If we should fail to achieve or exceed these averages, it may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.

CMS has undertaken an initiative to increase Medicaid and Medicare survey and enforcement activities, to focus more survey and enforcement efforts on facilities with findings of condition level deficiencies or repeat violations of Medicaid and Medicare standards, and to require state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified. We have found a correlation between negative Medicaid and Medicare surveys and the incidence of professional liability litigation. From time to time, we experience a higher than normal number of negative survey findings in some of our affiliated facilities.

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

On April 6, 2018, CMS announced that starting in April 2018, CMS will use PBJ data to calculate the staffing ratings used in the Nursing Home Five Star Quality Rating System. CMS will be using a new risk adjustment methodology to calculate the nursing staff component of the Star Rating. Additionally, the staffing information will be calculated using the number of hours facility staff are paid to work each day. Salaried employee information will not reflect actual hours worked, but instead will be limited to eight hours a day. The staffing information is electronically submitted each quarter, and will be adjusted based on the expected level of staff needed given the number and acuity of the residents in the facility.  In April 2018, new ratings’ thresholds were rolled out resulting in some facilities changing in their rating based on the new system. Additionally, because the PBJ data is used to calculate the staffing Star Rating, some facilities saw an increase or decrease in their overall Star rating depending on whether their PBJ data positively or negatively impacted them.

On April 24, 2019, CMS announced several changes that were made to the Five-Star Quality Rating System. The new changes include separate ratings for short-stay quality of resident care and long-stay quality of resident care in addition to an overall quality of resident care rating. Measures of long-stay hospitalizations and long-stay emergency department (ED) visits were added to the quality measure rating, and the long-stay physical restraints measure was dropped from the quality measure rating. The scoring rules for the quality measures changed to give more weight to measures with greater opportunity for improvement. Further, the staffing rating thresholds were changed, with the staffing level required to receive a 5-star rating determined based on analyses of the relationship between staffing levels and measures of nursing home quality. CMS placed a strong emphasis on registered nurse (RN) staffing, accordingly the method by which the RN staffing rating and the total nurse staffing rating are combined to generate the overall staffing rating is changing to provide more emphasis on RN staffing. Additionally, the overall and RN staffing ratings are set to one star for nursing homes that report four or more days in the quarter with no RN onsite. Finally, staffing ratings are no longer being suppressed for nursing homes that have five or more days with residents and no nurse staffing hours reported.

Accordingly, the CMS changes include updated thresholds for assigning stars for both the staffing and quality components of the system. CMS estimates the changes will cause 47 percent of all nursing centers to lose stars in their "Quality" ratings. In addition, 33 percent will lose stars in their "Staffing" ratings, and some 36 percent will lose stars in their "Overall" ratings. These changes to update the staffing and quality thresholds could have a negative impact on our star rating in 2019.

On July 17, 2015, CMS announced Home Health Star Ratings for home health agencies. All Medicare-certified home health agencies are potentially eligible to receive a Quality of Patient Care Star Rating. The Star rating includes assessments of quality of patient care based on Medicare claims data and patient experience of care. The Star rating may impact patient choice of home health agencies and reimbursement from home health agencies, as a higher Star rating indicates better patient care than a lower Star rating. A low Star rating may decrease the number of patients for Medicare reimbursement. On December 14, 2017, CMS announced that the influenza vaccination measure would be removed from consideration in the Quality of Patient Care Star Rating beginning with the April 2018 Home Health Compare refresh, reducing the number of quality measures used from nine to eight.

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
As of March 31, 2019, we leased 173 of our 245 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of March 31, 2019, our operating subsidiaries had $131.3 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. In December 2017, seventeen of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $12.6 million as of March 31, 2019 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.6 billion of future operating lease obligations as of March 31, 2019. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As we expand our presence in the senior living, home health or hospice industries, we would become subject to risks in a market in which we have limited experience.

The majority of our affiliated facilities have historically been skilled nursing facilities. As we expand our presence in the senior living, home health and hospice services or other relevant healthcare service, our existing overall business model will continue to change and expose our company to risks in a market in which we have limited experience. Although senior living operating subsidiaries generally have lower costs and higher margins than skilled nursing, they typically generate lower overall revenue than skilled nursing operating subsidiaries. In addition, senior living revenue is derived primarily from private payors as opposed to government reimbursement. In most states, skilled nursing, senior living, home health and hospice care are regulated by different agencies, and we have less experience with the agencies that regulate senior living, home health and hospice care. In general, we believe that senior living is a more competitive industry than skilled nursing. As we expand our presence in the senior living, home health and hospice services, and other ancillary services we expect that we will have to adjust certain elements of our existing business model, which could have an adverse effect on our business.

A housing downturn could decrease demand for senior living services.
Seniors often use the proceeds of home sales to fund their admission to senior living facilities. A downturn in the housing markets could adversely affect seniors’ ability to afford our resident fees and entrance fees. If national or local housing markets enter a persistent decline, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

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

Our systems are subject to security breaches and other cyber-security incidents.

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

The Tax Cuts and Jobs Act of 2017 was approved by Congress and signed into law in December 2017. This legislation made significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. Moreover, further legislative and regulatory changes may be more likely in the current political environment, particularly to the extent that Congress and the U.S. presidency are controlled by the same political party and significant reform of the tax code has been described publicly as a legislative priority.
The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue additional guidance on how provisions of the Tax Act or other provisions of the Code will be applied or otherwise administered that is different from our interpretations. As we continue our ongoing analysis of the Tax Act and recent regulations promulgated thereunder and the related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may be required to make adjustments to amounts and positions that we have, or intend to, record that may adversely impact our business, results of operations and financial condition. In addition, further legislative action could be taken to address questions or issues caused by the Tax Act or the interpretations or guidance thereunder. State governments may also enact tax laws in response to the Tax Act that could result in further changes to our tax obligations and adversely impact our business, results of operations and financial condition.

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

The proposed Spin-Off of the Company's home health, hospice, senior living and other ancillary service operations transaction may not be completed on the terms contemplated, or at all, may not result in the benefits expected, and will result in costs whether or not completed.

On May 6, 2019, we announced a proposed plan to separate our transitional and skilled nursing service operations and our home health, hospice, substantially all of our senior living and other ancillary service operations into two separate, publicly traded companies through the proposed Spin-Off. The Spin-Off is a complex transaction, and its completion will require significant time, effort and expense. This could distract management from the day-to-day operations of our business, which could adversely affect our operations. The completion of the Spin-Off is subject to a number of conditions, and there is no assurance that the conditions will be satisfied and that the Spin-Off will be completed. In addition, we reserve the right to abandon, defer or modify the Spin-off at any time if our board of directors so determines. If the Spin-Off is completed, it is possible that, due to unforeseen changes in market or economic conditions, or other events or circumstances, the two resulting companies may not achieve the full strategic and operational benefits expected from the Spin-Off, which could result in the combined market value of the stock of both companies being less than the market value of our common stock if the Spin-Off had not occurred. If the Spin-Off is not completed for any reason, the market price of our common stock may decline to the extent that the market price at that time reflects a market assumption that the Spin-Off will be completed. Whether or not the Spin-Off is completed, we will incur costs related to the transaction, including legal and accounting fees and certain fees payable to our financial advisors.

If the Spin-Off of our real estate business as a separate publicly traded company in 2014, CareTrust REIT Inc., was to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CareTrust for material taxes pursuant to indemnification obligations under the Tax Matters Agreement that we entered into with CareTrust.
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

THE ENSIGN GROUP, INC.

May 6, 2019	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)